Form 10KSB/A
period 2000-12-31
I REALTYAUCTION COM INC
filed 2001-04-19
CIK 1128725

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                   FORM 10-KSB

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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


ITEM 7. FINANCIAL STATEMENTS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

We have not yet filed Form 3's for Jamee Kalimi or Michael Farkas (and the entities he controls). Such Form 3's will be filed late. A Form 5 will not be filed for our fiscal year ended December 31, 2000 since all reportable transactions for this fiscal year will be reported on Form 3's filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules under Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules under Item 7 herein.

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

Dated:     April 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         TITLE                         DATE
----                         -----                         ----
/s/ Michael D. Farkas        President and Director        April 19, 2001
-----------------------

/s/ Jamee Kalimi             Treasurer, Secretary and      April 19, 2001
-----------------------      Director