Form 10QSB
period 2001-03-31
I REALTYAUCTION COM INC
filed 2001-05-15
CIK 1128725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                             Commission File No. 0-32037

                            I-REALTYAUCTION.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Delaware
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   65-0963722
                                (I.R.S. Employer
                               Identification No.)

             1221 Brickell Avenue, Suite 900, Miami, Florida 33131
              (Address of Principal Executive Offices) (Zip Code)

                                 (305) 358-3678
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2001 the Company had 5,003,378 shares of Common Stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                            I-REALTYAUCTION.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED
                 MARCH 31, 2001 AND AS OF DECEMBER 31, 2000 AND
                        FOR THE PERIODS NOVEMBER 22, 1999
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2001

                            I-REALTYAUCTION.COM, INC.

                          (A Development Stage Entity)

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                        1

Balance Sheets                                      2

Statements of Operations                            3

Statements of Stockholders' Equity (Deficit)        4

Statements of Cash Flows                           5-6

Notes to Financial Statements                     7-14

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

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

Salibello & Broder LLP
New York, NY
April 9, 2001

                              I-REALTYAUCTION.COM.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                                                (Unaudited)
                                                                       March 31,     December 31,
                                                                         2001           2000
                                                                  ---------------    ------------
CURRENT ASSETS:
     Cash                                                                $ 18,008    $ 23,718
     Prepaid expenses                                                         142         190
     Loans receivable - related party                                      48,212      48,212
     Accrued interest receivable                                              542           0
                                                                         --------    --------
                 Total current assets                                      66,904      72,120

     Investment in related party                                                0           0
                                                                         --------    --------
TOTAL ASSETS                                                             $ 66,904    $ 72,120
                                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                               $ 59,075    $ 56,600
                                                                         --------    --------
     Total current liabilities                                             59,075      56,600

STOCKHOLDERS' EQUITY:

     Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 5,003,378 & 5,000,000 shares issued and
       outstanding at March 31, 2001 & December 31, 2000, respectively      5,003       5,000
     Additional paid-in capital                                            26,197      26,200
     Deficit accumulated during the development stage                     (23,371)    (15,680)
                                                                         --------    --------
       Total stockholders' equity                                           7,827      15,520
                                                                         --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 66,904    $ 72,120
                                                                         ========    ========

         The accompanying notes are an integral part of these financial statements.

                              I-REALTYAUCTION.COM.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                             (UNAUDITED)
                                                                   (UNAUDITED)              FOR THE PERIOD
                                                               THREE MONTHS ENDED           NOVEMBER 22, 1999
                                                                     MARCH 31,              (INCEPTION) TO
                                                               2001               2000      March 31, 2001
                                                      --------------   ----------------  ----------------------
DEVELOPMENT STAGE REVENUES                                      $ -                $ -                     $ -

DEVELOPMENT STAGE EXPENSES:

       Amortization                                               0              1,331                   1,354
       Accounting                                             2,500                  0                  10,500
       Bank charges                                               0                 45                     280
       On-line services                                         300                  0                     700
       Domain names                                               0                  0                  50,000
       Legal fees                                             3,538                  0                   7,308
       Corporate fees                                            98                 50                     298
       Office general                                             0                738                     738
       Shareholder Related Services                             163                  0                     163
       Transfer Agent Fees                                    1,319                  0                   1,319
       Website development                                        0                  0                  50,000
       Printing                                                 315                  0                     315
                                                      --------------   ----------------  ----------------------

TOTAL DEVELOPMENT STAGE EXPENSES                              8,233              2,164                 122,975
                                                      --------------   ----------------  ----------------------

       LOSS FROM OPERATION                                   (8,233)            (2,164)               (122,975)
                                                      ==============   ================  ======================

       GAIN ON SALE OF INVESTMENT                                 0                  0                  99,500

       OTHER INCOME                                             542                  0                     542

       INTEREST EXPENSE                                           0                  0                    (438)

       NET LOSS                                           (7,691.00)         (2,164.00)           $ (23,371.00)
                                                      ==============   ================  ======================
LOSS PER COMMON SHARE
       Basic & diluted                                    $ (0.0015)         $ (0.0004)
                                                      ==============   ================
Weighted-average number of common
 shares outstanding                                       5,000,000          5,000,000
                                                      ==============   ================

         The accompanying notes are an integral part of these financial statements.

                              I-REALTYAUCTION.COM.
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                      DEFICIT
                                                                                                      ACCUMULATED
                                                                   COMMON STOCK           ADDITIONAL  DURING THE
                                                                                          PAID-IN     DEVELOPMENT
                                                                SHARES       AMOUNT       CAPITAL     STAGE         TOTAL
                                                                ------       ------       -------     -----         -----
Balance, November 22, 1999 (inception)                                 0   $       0    $      0     $      0    $       0

Common stock issued to related parties for
  management services                                          5,000,000       5,000      26,200            0       31,200

Loss during development stage for the period
November 22, 1999 (inception) through  December 31, 1999               0           0           0       (4,883)      (4,883)
                                                               ---------   ---------    ---------    ---------    ---------

Balance, December 31, 1999                                     5,000,000       5,000      26,200       (4,883)      26,317

Loss during development stage for the year
ended December 31, 2000                                                0           0           0      (10,797)     (10,797)
                                                               ---------   ---------    ---------    ---------    ---------

Balance, December 31, 2000                                     5,000,000       5,000      26,200      (15,680)      15,520

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                3,378           3          (3)           0            0

Loss during development stage for the three months
  ended March 31, 2001                                                 0           0           0       (7,691)      (7,691)
                                                               ---------   ---------    ---------    ---------    ---------

Balance, March 31, 2001                                        5,003,378       5,003     $26,197    $ (23,371)   $   7,829
                                                               =========   =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                              I-REALTYAUCTION.COM.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                  (UNAUDITED)           (UNAUDITED)
                                                                               THREE MONTHS ENDED       FOR THE PERIOD
                                                                                   MARCH 31             NOVEMBER 22, 1999
                                                                                                        (INCEPTION) TO
                                                                             2001            2000       MARCH 31, 2001
                                                                             ----            ----       --------------
OPERATING ACTIVITES
Net loss                                                                   $ (7,691)      $ (2,187)              $ (23,371)

Adjustments to reconcile net loss to net cash used by Operations

    Amortization                                                                  0              0                   1,354
    Increase (Decrease) in accounts payable and accrued expenses              2,475              0                  59,075
    Decrease (Increase) in prepaid expenses                                      48              0                    (142)
    Decrease (Increase) organization cost                                         0          1,354                  (1,354)
    Increase (Decrease) in loans and advance payables-related party               0            788                       -
    Increase (Decrease) in accrued interest receivable                         (542)             0                    (542)
                                                                     ---------------   ------------     -------------------

       Net Cash Used by Operating Activities                                 (5,710)           (45)                 35,020
                                                                     ---------------   ------------     -------------------
INVESTING ACTIVITIES:

    Investment in related parties                                                 0           (500)                      0
    Note receivable                                                               0              0                 (48,212)
                                                                     ---------------   ------------     -------------------
       Net Cash Used for Investing Activities                                     0           (500)                (48,212)


                                                                     ---------------   ------------     -------------------
FINANCING ACTIVITIES

    Proceeds from the issuance of common stock                                    0            500                  31,200
                                                                     ---------------   ------------     -------------------
       Net Cash Used for Financing Activities                                     0            500                  31,200
                                                                     ---------------   ------------     -------------------
Increase (decrease) in cash                                                  (5,710)           (45)                 18,008
                                                                     ---------------   ------------     -------------------
Cash, Beginning of period                                                    23,718            317                       0
                                                                     ---------------   ------------     -------------------
Cash, End of period                                                        $ 18,008          $ 272                $ 18,008
                                                                     ===============   ============     ===================

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

The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly trade company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). It was spun-off by Incubator on January 10, 2001. Upon such spin-off, shareholders of Incubator received 0.1439 shares of the Company for each share of Incubator owned as of February 13, 2001. As a result of the spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 737,001 shares, representing 14.7% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 474,870 shares representing approximately 9.5% of the Company's outstanding common stock, GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 396,732 shares representing approximately 8% of the Company's outstanding common stock and Michael D. Farkas himself received 660,354 shares representing approximately 13% of the company's common stock. Its principal office is located at 1221 Brickell Avenue, Suite 900, Miami, Fl 33131.

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

                              I-REALTYAUCTION.COM
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (`FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (inception) to March 31, 2001 aggregated $23,371. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At March 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of

                              I-REALTYAUCTION.COM
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

$23,371 and $15,680 respectively, which will be available to reduce future taxable income and expense in the period ending March 31, 2016 and year ended December 31, 2015, respectively.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                    March 31,                December 31,
                                                       2001                      2000
                                                ------------------        -------------
Deferred tax assets                             $        9,232           $     6,194
Valuation allowance                                     (9,232)               (6,194)
                                                --------------           -----------

Deferred tax asset, net                         $            -           $         -
                                                ==============           ===========

At March 31, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended March 31, 2001 and December 31, 2000, principally due to the following

U.S. statutory tax rate                                  34%
State and local taxes                                    5.5
Valuation allowance                                   (39.5)
                                                       -----

Effective rate                                           - %
                                                       =====

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2001 and December 31, 2000 consisted of the following:

                                                       March 31,           December 31,
                                                        2001                  2000
                                                  ------------------       ----------
 Accounts payable                                 $        2,075           $    2,600

 Accrued expenses                                          7,000                4,000

 Due to related party                                     50,000               50,000
                                                          ------               ------

 Total accounts payable accrued expenses          $       59,075           $   56,600
                                                          ======               ======

                              I-REALTYAUCTION.COM
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

7.   NOTE PAYABLE

During the year ended December 31, 2000, the Company executed two individual notes aggregating a total of $5,000. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%. The Company paid off the borrowings in November 2000.

8.   NOTE RECEIVABLE

For the three months ended March 31, 2001 and for the year ended December 31, 2000 the Company made loans to Incubator, its controlling shareholder in the amount of $48,212 and $48,212 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000 which has an interest rate of 12% per annum, and is due on June 10, 2001, the notes were none interest bearing and are due on demand.

9.   STOCKHOLDERS' EQUITY

On December 2, 1999 the Company issued 700,000 restricted common shares to I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $700. I-Incubator is deemed to be a founder and affiliate of the Company.

On December 2, 1999, the Company issued 300,000 restricted common shares to Global Realty Management Group, Inc. ("Global") in exchange for $30,000 and 500,000 shares of restricted common stock of Global. This investment is carried at cost at its original value of $500.

On October 10, 2000, the Company authorized a forward split of 5 to 1 on its common stock. This transaction has been given retroactive effect to November 22, 1999. Immediately following the split Incubator owned 5,000,000 restricted common shares.

On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .1439 shares of the Company's common stock for each share of incubator. The spin-off resulting in 3,378 additional shares issued due to rounding.

                              I-REALTYAUCTION.COM
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

10.  RELATED PARTY TRANSACTIONS

The Company has loaned funds to Incubator to meet various working capital requirements. For the quarter ended March 31, 2001 and year ended December 31, 2000 these advances totaled $48,212 and $48,212 respectively.

On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase four domain names, I-Realtyauction.com, I-Realtyauction.net, I-Realtyauction.com and I-Realtyauction.net, for $50,000.

On September 1, 2000, the Company entered into an agreement with Envirto.com, Inc., a related party, to design and construct a website for $50,000.

Between October and November 2000, the Company issued to Atlas Equity Group, Inc. two promissory notes aggregating $5,000. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 to February 2001. The Company paid off the borrowings in November 2000. Atlas Equity is a majority shareholder of the Company.

Item 2.  Management's Discussion and Analysis

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

PERIOD FROM NOVEMBER 22, 1999 (INCEPTION) THROUGH MARCH 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $23,913, primarily consisting of accounting, legal, and the expense in retaining their domain name and development of their website.

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

Expenses for the year ended December 31, 1999 were primarily professional fees ($3,500) and amortization cost ($1,354) in connection with costs incurred with the formation and annual regulatory filings of the Company.

QUARTER ENDED MARCH 31, 2001 AND MARCH 31,2000

Development stage expenses during the quarter ended March 31, 2001 were $7,691 as compared to $2,164 for the quarter ended March 31, 2000.

Expenses for the quarter ended March 31, 2001 were primarily accounting, legal, and transfer agent fees. These fees are related to the Company's annual and quarterly regulatory filings along with the expense incurred as a result of the spin-of from I-Incubator.

Expenses for the quarter ended March 31, 2000 are in connection with the formation of the company.

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

For the three months ended March 31, 2001, we incurred a net loss of $7,691. Our accumulated deficit since inception is $23,371. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                             I-RealtyAuction.com, Inc.
                             (Registrant)

Date: May 15, 2001          /s/ Jamee Kalimi
                             --------------------------
                                Jamee Kalimi
                                Vice President