Form 10QSB
period 2001-06-30
I REALTYAUCTION COM INC
filed 2001-08-14
CIK 1128725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 5,003,378 shares of Common Stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

I-REALTYAUCTION.COM.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 AND
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 AND
2000 AND FOR THE PERIODS NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH JUNE 30, 2001

I-REALTYAUCTION.COM.

(A Development Stage Entity)

TABLE OF CONTENTS

-------------------------------------------------------------------------------

FINANCIAL STATEMENTS FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 AND
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 AND
2000 AND FOR THE PERIODS NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH JUNE 30, 2001

Balance sheets                                                2

Statements of operations                                      3

Statements of stockholders' equity (deficit)                  4

Statements of cash flows                                     5-6

Notes to financial statement                                7-12

I-Realtyauction.com, Inc.
Balance Sheet

ASSETS                                                                     (UNAUDITED)           DECEMBER 31,
                                                                         JUNE 30, 2001               2001
                                                                         -----------------     -----------------
CURRENT ASSETS:

      Cash                                                                       $ 10,095              $ 23,718
      Prepaid expenses                                                                 95                   190
      Loan receivable - related party                                              33,212                33,212
      Note receivable - related party                                              15,000                15,000
      Accrued interest receivable - related party                                     991                     0
                                                                         -----------------     -----------------

      Total current assets                                                         59,393                72,120

TOTAL ASSETS                                                                     $ 59,393              $ 72,120
                                                                         =================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                       $ 7,182               $ 6,600
      Accounts payable - related party                                             50,000                50,000
                                                                         -----------------     -----------------
      Total current liabilities                                                    57,182                56,600

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 5,003,378 & 5,000,000 shares issued and
        outstanding at June 30, 2001 & December 31, 2000, respectively              5,003                 5,000
      Additional paid-in capital                                                   26,197                26,200
      Deficit accumulated during the development stage                            (28,989)              (15,680)
                                                                         -----------------     -----------------
        Total stockholders' equity                                                  2,211                15,520
                                                                         -----------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 59,393              $ 72,120
                                                                         =================     =================

              The accompanying notes are an integral part of these
                             financial statements.

I-Realtyauction.com, Inc.
Statement of Operation

                                                (UNAUDITED)                            (UNAUDITED)                 (UNAUDITED)
                                              SIX MONTHS ENDED                      THREE MONTHS ENDED            FOR THE PERIOD
                                                  JUNE 30,                                JUNE 30,               NOVEMBER 22, 1999
                                                                                                                  (INCEPTION) TO
                                          2001                2000                2001               2000         JUNE 30, 2001
                                     ---------------     ---------------     ---------------     --------------   --------------
DEVELOPMENT STAGE REVENUES                  $      0           $     0           $     0           $   0           $       0

DEVELOPMENT STAGE EXPENSES:

      Amortization                                 0             1,331                 0               0               1,354
      Accounting                               7,562                 0             5,062               0              15,562
      Bank charges                                 0                90                 0              45                 280
      On-line services                           600                 0               300               0               1,000
      Domain names                                 0                 0                 0               0              50,000
      Legal fees                               3,778                 0               240               0               7,548
      Corporate fees                             295               200               197             150                 495
      Office general                               0               738                 0               0                 738
      Shareholder related services               163                 0                 0               0                 163
      Transfer agent fees                      1,587                 0               268               0               1,587
      Website development                          0                 0                 0               0              50,000
      Printing                                   315                 0                 0               0                 315
                                            --------           -------           -------           -----           ---------

TOTAL DEVELOPMENT STAGE EXPENSES              14,300             2,359             6,067             195             129,042
                                            --------           -------           -------           -----           ---------

      LOSS FROM OPERATION                    (14,300)           (2,359)           (6,067)           (195)           (129,042)

      GAIN ON SALE OF INVESTMENT                   0                 0                 0               0              99,500

      OTHER INCOME                               991                 0               449               0                 991

      INTEREST EXPENSE                             0                 0                 0               0                (438)
                                            --------           -------           -------           -----           ---------

      NET LOSS                              $(13,309)          $(2,359)          $(5,618)          $(195)          $ (28,989)
                                            ========           =======           =======           =====           =========

LOSS PER COMMON SHARE
      Basic & diluted                      $ (0.0027)        $ (0.0005)        $ (0.0011)     $  (0.0001)
                                           =========          =========          =========    ===========
Weighted-average number of common
 shares outstanding                        5,002,557         5,000,000         5,002,557       5,000,000
                                           =========          =========        =========       ==========

              The accompanying notes are an integral part of these
                             financial statements.

I-Realtyauction.com, Inc.
Statement of Stockholders' Equity

                                                                                                         DEFICIT
                                                                                                         ACCUMULATED
                                                                    COMMON STOCK           ADDITIONAL    DURING THE
                                                                                           PAID-IN       DEVELOPMENT
                                                               SHARES          AMOUNT      CAPITAL       STAGE         TOTAL
                                                               ------          ------      -------       -----         -----
Balance, November 22, 1999 (date of inception)                           0     $    0    $       0     $       0  $          0

Common stock issued to related parties for
  management services                                            5,000,000      5,000       26,200             0        31,200

Loss during development stage for the period
November 22, 1999 (inception) through  December 31, 1999                 0          0            0        (4,883)       (4,883)
                                                                 ---------     ------     --------      --------      --------

Balance, December 31, 1999                                       5,000,000      5,000       26,200        (4,883)       26,317

Loss during development stage for the year
ended December 31, 2000                                                  0          0            0       (10,797)      (10,797)
                                                                 ---------     ------     --------      --------      --------

Balance, December 31, 2000                                       5,000,000      5,000       26,200       (15,680)       15,520

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                  3,378          3           (3)            0             0

Loss during development stage for the six months
ended June 30, 2001                                                      0          0            0       (13,309)      (13,309)
                                                                 ---------     ------     --------      --------      --------

Balance, June 30, 2001                                           5,003,378     $5,003     $ 26,197      $(28,989)     $  2,211
                                                                 =========     ======     ========      ========      ========


              The accompanying notes are an integral part of these
                             financial statements.

I-Realtyauction.com, Inc.
Cash Flow

                                                                                                       (UNAUDITED)
                                                                        (UNAUDITED)                  FOR THE PERIOD
                                                                      SIX MONTHS ENDED               NOVEMBER 22, 1999
                                                                         JUNE 30                   (DATE OF INCEPTION) TO
OPERATING ACTIVITES                                             2001                 2000                JUNE 30
                                                          -----------------     ----------------     ----------------
Net loss                                                         $ (13,309)            $ (2,382)           $ (28,989)

Adjustments to reconcile net loss to net cash used by
Operations
      Amortization                                                       0                    0                1,354

Changes in assets and liabilities
      Increase (Decrease) in accounts payable and                      582                    0               57,182
      accrued expenses
      Decrease (Increase) in prepaid expenses                           95                    0                  (95)
      Decrease (Increase) organization cost                              0                1,354               (1,354)
      Increase (Decrease) in loans and advances                          0                  788                    0
      -related party
      Increase (Decrease) in accrued interest receivable              (991)                   0                 (991)
                                                          -----------------     ----------------     ----------------

      Net cash used by operating activities                        (13,623)                (240)              27,107
                                                          -----------------     ----------------     ----------------
INVESTING ACTIVITIES:

      Investment in related parties                                      0                 (500)                   0
      Note receivable                                                    0                    0              (48,212)
                                                          -----------------     ----------------     ----------------
      Net cash used for investing activities                             0                 (500)             (48,212)
                                                          -----------------     ----------------     ----------------
FINANCING ACTIVITIES

      Proceeds from the issuance of common stock                         0                  500               31,200
                                                          -----------------     ----------------     ----------------

      Net cash used for financing activities                             0                  500               31,200
                                                          -----------------     ----------------     ----------------

INCREASE (DECREASE) IN CASH                                      $ (13,623)              $ (240)            $ 10,095
                                                          =================     ================     ================

CASH, BEGINNING OF PERIOD                                         $ 23,718                $ 317       $            0
                                                          =================     ================     ================

CASH, END OF PERIOD                                               $ 10,095                 $ 77             $ 10,095
                                                          =================     ================     ================

              The accompanying notes are an integral part of these
                             financial statements.

I-REALTYAUCTION.COM.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         During the six months ended June 30, 2001 and for the cumulative period November 22, 1999 (date of inception) to June 30, 2001, the Company paid $438 interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

         The Company entered into the following non-cash transactions:

         On December 2, 1999 the Company issued 700,000 shares of common stock in consideration of management services to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. The transaction was valued at $700. (See note 9).

         On December 2, 1999 the Company issued 300,000 common shares to Global Realty Management Group, Inc. ("Global"). In exchange for $30,000 and 500,000 shares of restricted common stock of Global, this investment is carried at cost at its original value of $500 (see note 8). The transaction was valued at $500 (See note 9).

         On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .1439 shares of the Company's common stock for each share of incubator. The spin-off resulting in 3,378 additional shares issued due to rounding. The transaction was valued at $9 (See note 9).

              The accompanying notes are an integral part of these
                             financial statements.

I-REALTYAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

I-REALTYAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

I-REALTYAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------


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

     STOCK COMPENSATION

     Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 does not have a material effect on our financial statements and related disclosures.

I-REALTYAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (inception) to June 30, 2001 aggregated $28,989. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At June 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $28,989 and $15,680 respectively, which will be available to reduce future taxable income and expense in the period ending June 30, 2016 and year ended December 31, 2015, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                       June 30,                December 31,
                                         2001                      2000
                                    ------------------        -------------
      Deferred tax assets           $   11,451                $    6,194
      Valuation allowance              (11,451)                   (6,194)
                                       -------                    ------
      Deferred tax asset, net       $        -                $        -
                                       =======                    ======

I-REALTYAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

     At June 30, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended June 30, 2001 and December 31, 2000, principally due to the following

      U.S. statutory tax rate       34%
      State and local taxes        5.5
      Valuation allowance        (39.5)
                                 -----

      Effective rate                - %
                                 ======

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 30, 2001 and December 31, 2000 consisted of the following:

                                                June 30,              December 31,
                                                2001                     2000
                                                ----                     ----
Accounts payable                                $3,564                $  2,600

Accrued expenses                                 3,619                   4,000
                                                ------     -------------------
Total accounts payable and accrued expenses     $7,182                $  6,600
                                                ======     ===================

7.   NOTE PAYABLE

     During the year ended December 31, 2000, the Company executed two individual notes aggregating a total of $5,000. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%. The Company paid off the borrowings in November 2000.

8.   NOTE RECEIVABLE

     For the six months ended June 30, 2001 and for the year ended December 31, 2000 the Company made loans to Incubator, its controlling shareholder in the amount of $48,212 and $48,212 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000 which has an interest rate of 12% per annum, and is due on June 10, 2001, the notes were none interest bearing and are due on demand.

I-REALTYAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

9.   STOCKHOLDERS' EQUITY

     On December 2, 1999 the Company issued 700,000 restricted common shares to I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $700. I-Incubator is deemed to be a founder and affiliate of the Company.

     On December 2, 1999, the Company issued 300,000 restricted common shares to Global Realty Management Group, Inc. ("Global") in exchange for $30,000 and 500,000 shares of restricted common stock of Global. This investment was carried at cost at its original value of $500 until sold during the year ended December 31, 2000.

     On October 10, 2000, the Company authorized a forward split of 5 to 1 on its common stock. This transaction has been given retroactive effect to November 22, 1999. Immediately following the split Incubator owned 5,000,000 restricted common shares.

     On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .1439 shares of the Company's common stock for each share of incubator. The spin-off resulted in 3,378 additional shares issued due to rounding.

10.  RELATED PARTY TRANSACTIONS

     The Company has loaned funds to Incubator to meet various working capital requirements. For the six months ended June 30, 2001 and year ended December 31, 2000 these advances totaled $48,212 and $48,212 respectively.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase four domain names, I-Realtyauction.com, I-Realtyauction.net, I-Realtyauction.com and I-Realtyauction.net, for $50,000. The amount is still payable as of June 30, 2001.

     On September 1, 2000, the Company entered into an agreement with Envirto.com, Inc., a related party in which Michael Farkas is a beneficial owner, to design and construct a website for $50,000.

     Between October and November 2000, the Company issued to Atlas Equity Group, Inc. two promissory notes aggregating $5,000. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 to February 2001. The Company paid off the borrowings in November 2000. Atlas Equity is a majority shareholder of the Company.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. I-Realtyauction.com, Inc. is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $28,989, primarily consisting of accounting, legal, and the expense in retaining our domain name and development of our website.

SIX MONTH ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses during the year ended June 30, 2001 was $13,309 as compared to $2,359 for the period ended June 30, 2000.

Expenses for the six months ended June 30, 2001 were primarily professional fees ($11,340) in connection with quarterly regulatory filings along with transfer agent fees ($1,588).

Expenses for the six months ended June 30, 2000 were primarily professional fees ($90) in connection with quarterly regulatory filings of the Company and amortization of ($1,331) as a result of organization cost along with general office expenses ($738)

THREE MONTH ENDED JUNE 30, 2001 AND JUNE 30,2000

Development stage expenses during the quarter ended June 30, 2001 were $5,618 as compared to $2,279 for the quarter ended June 30, 2000.

Expenses for the three months ended June 30, 2001 were primarily accounting ($5,062), legal ($240), and transfer agent fees ($269). These fees are all related to the Company's quarterly regulatory filings.

Expenses for the three months ended June 30, 2000 are in connection with the formation of the company.

Liquidity and Capital Resources
-------------------------------

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

For the six months ended June 30, 2001, we incurred a net loss of $13,309. Our accumulated deficit since inception is $28,989. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

                             I-RealtyAuction.com, Inc.
                             (Registrant)

Date: August 14, 2001          /s/ Jamee Kalimi
                             --------------------------
                                Jamee Kalimi
                                Vice President