Form 10QSB
period 2001-09-30
GENESIS REALTY GROUP INC
filed 2001-11-19
CIK 1128725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                             Commission File No. 0-32037

                           GENESIS REALTY GROUP, INC.
                        (f/k/a i-Realtyauction.com, Inc.)
                 (Name of Small Business Issuer in Its Charter)

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

                   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2001 the Company had 19,580,393 shares of Common Stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(Formerly I-Realtyauction.com, Inc.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)

TABLE OF CONTENTS                                                                     Page
INDEPENDENT AUDITORS' REPORT                                                          1

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 AND FOR THE
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD NOVEMBER
22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Balance sheets                                                                        2

Statements of operations                                                              3

Statements of stockholders' equity (deficit)                                          4

Statements of cash flows                                                             5-6

Notes to financial statements                                                       7-13

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Genesis Realty Group, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Genesis Realty Group, Inc. (formerly I- Realtyauction.com, Inc.), a development stage company, as of December 31, 2000 and the related statement of operation, change in stockholders' equity and cash flow for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. as of December 31, 2000, and the result of its operation and its cash flow for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
April 9, 2001

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS                                                                      (UNAUDITED)
                                                                           SEPTEMBER 30, 2001   DECEMBER 31, 2001
                                                                         ----------------------------------------
CURRENT ASSETS:
      Cash                                                                           $ 152              $ 23,718
      Prepaid expenses                                                                  48                   190
      Loan receivable - related party                                               33,212                33,212
      Note receivable - related party                                               15,000                15,000
      Accrued interest receivable - related party                                    1,346                     0
                                                                         ------------------     -----------------
      Total current assets                                                          49,758                72,120

ORGANIZATIONAL COSTS-NET                                                             4,953                     0

TOTAL ASSETS                                                                      $ 54,711              $ 72,120
                                                                         ==================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                       $ 12,226               $ 6,600
      Accounts payable - related party                                              50,000                50,000
                                                                         ------------------     -----------------
      Total current liabilities                                                     62,226                56,600

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 2,501,792 & 5,000,000 shares issued and
        outstanding at September 30, 2001 & December 31, 2000, respectively          2,502                 5,000
      Additional paid-in capital                                                    28,698                26,200
      Deficit accumulated during the development stage                             (38,715)              (15,680)
                                                                         ------------------     -----------------

        Total stockholders' equity                                                  (7,515)               15,520
                                                                         ------------------     -----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 54,711              $ 72,120
                                                                         ==================     =================

                 The accompanying notes are an integral part of
                          these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                              (UNAUDITED)                    (UNAUDITED)            (UNAUDITED)
                                           NINE MONTHS ENDED              THREE MONTHS ENDED      FOR THE PERIOD
                                              SEPTEMBER 30,                 SEPTEMBER 30,         NOVEMBER 22, 1999
                                             -------------                  -------------
                                                                                                (DATE OF INCEPTION) TO
                                         2001           2000             2001          2000       SEPTEMBER 30, 2001
DEVELOPMENT STAGE REVENUES          $          0    $         0      $       0      $       0     $        0
                                    -------------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:

      Amortization                           105              0            105         (1,331)         1,459
      Accounting                          13,736          2,500          6,174          2,500         21,736
      Bank charges                            30            135             30             45            310
      On-line services                       900              0            300              0          1,300
      Domain name                              0         50,000              0         50,000         50,000
      Legal fees                           5,841          1,000          2,064          1,000          9,611
      Corporate fees                         342            200             48              0            542
      Office general                           0            738              0              0            738
      Shareholder related services           163              0              0              0            163
      Transfer agent fees                  2,634              0          1,047              0          2,634
      Website development                      0         50,000              0         50,000         50,000
      Printing                               630              0            315              0            630
                                       ---------      ---------      ---------      ---------      ---------

TOTAL DEVELOPMENT STAGE EXPENSES          24,381        104,573         10,083        102,214        139,123
                                       ---------      ---------      ---------      ---------      ---------

      LOSS FROM OPERATION                (24,381)      (104,573)       (10,083)      (102,214)      (139,123)

      GAIN ON SALE OF INVESTMENT               0              0              0              0         99,500

      OTHER INCOME                         1,346              0            355              0          1,346

      INTEREST EXPENSE                         0              0              0              0           (438)
                                       ---------      ---------      ---------      ---------      ---------

      NET LOSS                         $ (23,035)     $(104,573)     $  (9,728)     $(102,214)     $ (38,715)
                                       =========      =========      =========      =========      =========

LOSS PER COMMON SHARE
      Basic & diluted                    $ (0.01)       $ (0.04)       $ (0.00)       $ (0.00)
                                         =======        =======        =======        =======
Weighted-average number of common
 shares outstanding                    2,501,792      2,500,000      2,501,792     2,500,000
                                       =========      =========      =========     =========

                 The accompanying notes are an integral part of
                          these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                           DEFICIT
                                                                                                           ACCUMULATED
                                                                    COMMON STOCK          ADDITIONAL       DURING THE
                                                                                          PAID-IN          DEVELOPMENT
                                                                SHARES         AMOUNT     CAPITAL          STAGE            TOTAL
                                                                ------         ------     -------          -----            -----
Balance, November 22, 1999 (date of inception)                          0    $        0     $       0      $      0     $       0

Common stock issued to related parties for
  management services                                           5,000,000         5,000        26,200             0        31,200

Loss during development stage for the period
November 22, 1999 (inception) through  December 31, 1999                0             0             0        (4,883)       (4,883)
                                                               ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1999                                      5,000,000         5,000        26,200        (4,883)       26,317

Loss during development stage for the year
ended December 31, 2000                                                 0             0             0       (10,797)      (10,797)
                                                               ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2000                                      5,000,000         5,000        26,200       (15,680)       15,520

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                 3,378             3            (3)            0             0

Reserve stock split 2 to 1                                     (2,501,689)       (2,501)        2,501             0             0

Loss during development stage for the nine months
ended September 30, 2001                                                0             0             0       (23,035)      (23,035)
                                                               ----------    ----------    ----------    ----------    ----------

Balance, September 30, 2001                                     2,501,689    $    2,502    $   28,698    $  (38,715)   $   (7,515)
                                                               ==========    ==========    ==========    ==========    ==========

                 The accompanying notes are an integral part of
                          these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                        (UNAUDITED)                           (UNAUDITED)
                                                                      NINE MONTHS ENDED                     FOR THE PERIOD
                                                                       SEPTEMBER 30,                       NOVEMBER 22, 1999
                                                                                                          (DATE OF INCEPTION) TO
OPERATING ACTIVITES                                             2001                 2000                 SEPTEMBER 30, 2001
                                                          -----------------     ----------------     -----------------------------
Net loss                                                         $ (23,035)          $ (104,573)           $ (38,715)

Adjustments to reconcile net loss to net cash used by Operations

      Amortization                                                     105                    0                  105
      Changes in assets and liabilities
       Increase (Decrease) in accounts payable and
        accrued expenses                                             5,626                3,500               12,226
       Decrease (Increase) in prepaid expenses                         142                    0                  (48)
       Decrease (Increase) organization cost                        (5,058)                   0               (5,058)
       Increase (Decrease) in loans and advances                         0               50,788                    0
                                 -related party

       Increase (Decrease) in accrued interest receivable           (1,346)                   0               (1,346)
                                                          -----------------     ----------------     ----------------
      Net cash used by operating activities                        (23,566)             (50,285)             (32,836)
                                                          -----------------     ----------------     ----------------
INVESTING ACTIVITIES:

      Investment in related parties                                      0                    0                    0
      Note receivable                                                    0                    0              (48,212)
                                                          -----------------     ----------------     ----------------

      Net cash used for investing activities                             0                    0              (48,212)
                                                          -----------------     ----------------     ----------------
FINANCING ACTIVITIES

      Notes payable - related party                                      0               50,000               50,000
      Proceeds from the issuance of common stock                         0                    0               31,200
                                                          -----------------     ----------------     ----------------

      Net cash used for financing activities                             0               50,000               81,200
                                                          -----------------     ----------------     ----------------
INCREASE (DECREASE) IN CASH                                      $ (23,566)              $ (285)               $ 152
                                                          =================     ================     ================
CASH, BEGINNING OF PERIOD                                         $ 23,718                $ 317                  $ 0
                                                          =================     ================     ================
CASH, END OF PERIOD                                                  $ 152                 $ 32                $ 152
                                                          =================     ================     ================

                 The accompanying notes are an integral part of
                           these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the nine months ended September 30, 2001 and for the cumulative period November 22, 1999 (date of inception) to September 30, 2001, the Company paid $438 interest.

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

     On September 4, 2001 the Company authorized a reverse stock split of 2 to 1 on its common stock.

              The accompanying notes are an integral part of these
                             financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Genesis Realty Group, Inc. ("the Company") was incorporated on November 22, 1999 under the laws of the State of Delaware. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company has the authority to issue 100,000,000 shares of common stock and intends to develop an auction website devoted to selling real estate on the internet. The Company is a development stage company and has had limited activity.

The Company was a wholly owned subsidiary of I- Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly trade company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). It was spun-off by Incubator on January 10, 2001. Upon such spin-off, shareholders of Incubator received 0.1439 shares of the Company for each share of Incubator owned as of February 13, 2001. As a result of the spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 368,501 post split shares, representing 14.7% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 237,435 post split shares representing approximately 9.5% of the Company's outstanding common stock, GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 198,366 post split shares representing approximately 8% of the Company's outstanding common stock and Michael D. Farkas himself received 660,354 shares representing approximately 13% of the company's common stock.

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

CARRYING VALUES

The Company reviews the carrying values of its long-live and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

INCOME TAXES

The Company utilizes Statement of Financial Standards (" SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

NET LOSS PER SHARE

The Company has adopted SFAS No. 128 "Earnings Per Share Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to September 30, 2001 aggregated $38,715. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5. INCOME TAXES

No provisions for income taxes have been made because th Company has sustained cumulative losses since the commencement of operations. At September 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $38,715 and $15,680 respectively, which will be available to reduce future taxable income and expense in the period ending June 30, 2016 and year ended December 31, 2015, respectively.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                September 30,              December 31,
                                                       2001                     2000
                                                ----------------         -----------
Deferred tax assets                             $         15,292         $          6,194
Valuation allowance                                      (15,292)                  (6,194)
                                                ----------------
Deferred tax asset, net                         $         -              $              -
                                                ==================       =================

At September 30, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended September 30, 2001 and December 31, 2000, principally due to the following

U.S. statutory tax rate                                     34%
State and local taxes                                       5.5
Valuation allowance                                      (39.5)
                                                         -----

Effective rate                                             - %

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2001 and December 31, 2000 consisted of the following:

                                                             September 30,             December 31,
                                                                    2001                     2000
                                                              -------------            ----------
Accounts payable                                             $        6,420            $        2,600
Accrued expenses                                                      5,806                     4,000
                                                             --------------            --------------

Total accounts payable and accrued expenses                   $      12,226             $       6,600
                                                              =============             =============

7. NOTE PAYABLE

During the year ended December 31, 2000, the Company executed two individual notes aggregating a total of $5,000. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%. The Company paid off these notes in November 2000.

8. NOTE RECEIVABLE

For the nine months ended September 30, 2001 and for the year ended December 31, 2000 the Company made loans to Incubator, its controlling shareholder in the amount of $48,212 and $48,212 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000 which has an interest rate of 12% per annum, and is due on June 10, 2001, the notes were none interest bearing and are due on demand.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.                STOCKHOLDERS' EQUITY

On December 2, 1999 the Company issued 700,000 restricted common shares to I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $700. I- Incubator is deemed to be a founder and affiliate of the Company.

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

On January 19, 2001 the Company entered into an agreemen and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .1439 shares of the Company's common stock for each share of incubator. The spin-off resulted in 3,378 additional shares issued due to rounding.

On September 4, 2001 the Company authorized a reverse stock split of 2 to 1 on its common stock.

10. RELATED PARTY TRANSACTIONS

The Company has loaned funds to Incubator to meet variou working capital requirements. For the nine months ended September 30, 2001 and year ended December 31, 2000 these advances totaled $48,212 and $48,212 respectively.

On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase four domain names, I- Realtyauction.com, I-Realtyauction.net, I-Realtyauction.com and I-Realtyauction.net, for $50,000. The amount is still payable as of September 30, 2001.

On September 1, 2000, the Company entered into an agreement with Envirto.com, Inc., a related party in which Michael Farkas is a beneficial owner, to design and construct a website for $50,000.

In September 2000, the Company engaged OSRS Communications, Inc., a related party, to provide web-hosting services for the Website. The Company pays $100 per month for these services.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS (cont'd)

Between October and November 2000, the Company issued to Atlas Equity Group, Inc. two promissory notes aggregating $5,000. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 to February 2001. The Company paid off these notes in November 2000. Atlas Equity is a majority shareholder of the Company.

11. SUBSEQUENT EVENTS

On October 5, 2001, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between Genesis Realty Group, Inc. (Genesis Realty or the Company) and Glick Global Development, LLC (Glick Global), Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,786.61 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,786.61 and bears interest at an annual rate equivalent to 6.0% per annum and is due and payable on October 4, 2005. Such note is secured by the 17,078,661 Genesis realty shares. On such date, Michael D. Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary and Director of the Company. Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D. Farkas remained on the Company's Board of Directors.

On October 17, 2001, the Company issued to Atlas Equity Group, Inc. a promissory note of $300. The note bears interest of 10% per annum and is due and payable on October 16, 2002. Atlas Equity is owned by Michael D. Farkas.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Genesis Realty Group, Inc., is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $38,715, primarily consisting of accounting ($21,736), legal (9,611), and the expense in retaining our domain name ($50,000) and development of our website ($50,000).

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage expenses during the year ended September 30, 2001 were $23,035 as compared to $104,573 for the period ended September 30, 2000.

Expenses for the nine months ended September 30, 2001 were primarily accounting ($13,736) and legal fees ($5,841) in connection with quarterly regulatory filings along with transfer agent fees ($2,634).

Expenses for the nine months ended September 30, 2000 were mainly the purchase of the company's domain name ($50,000) and the development of its Website ($50,000). The Company also incurred accounting ($2,500) and legal ($1,000) expenses for its quarterly filings.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage expenses during the quarter ended September 30, 2001 were $9,728 as compared to $102,214 for the three months ended September 30, 2000.

Expenses for the three months ended September 30, 2001 were primarily accounting ($6,174), legal ($2,064), and transfer agent fees ($1,047). These fees are all related to the Company's quarterly regulatory filings.

Expenses for the three months ended September 30, 2000 were mainly the purchase of the company's domain name ($50,000) and the development of its Website ($50,000). The Company also incurred accounting ($2,500) and legal ($1,000) expenses for its quarterly filings.

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

For the nine months ended September 30, 2001, we incurred a net loss of $23,035. Our accumulated deficit since inception is $38,715. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On September 4, 2001, a majority of the shareholders of the Company approved a 1-2 reverse stock split of the Company's outstanding shares. No shareholder meeting was held.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2001.

                             Genesis Realty Group, Inc.
                             (f/k/a I-RealtyAuction.com, Inc.)


Date: November 19, 2001      By: /s/ Darren Glick
                             --------------------------
                                Darren Glick
                                President