Form 10QSB/A
period 2001-09-30
GENESIS REALTY GROUP INC
filed 2001-11-28
CIK 1128725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

Salibello & Broder LLP
New York, NY
April 9, 2001

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS                                                                      (UNAUDITED)
                                                                           SEPTEMBER 30, 2001   DECEMBER 31, 2001
                                                                         ----------------------------------------
CURRENT ASSETS:
      Cash                                                                           $ 152              $ 23,718
      Prepaid expenses                                                                  48                   190
      Loan receivable - related party                                               33,212                33,212
      Note receivable - related party                                               15,000                15,000
      Accrued interest receivable - related party                                    1,346                     0
                                                                         ------------------     -----------------
      Total current assets                                                          49,758                72,120

ORGANIZATIONAL COSTS-NET                                                             4,953                     0
                                                                         ------------------     -----------------

TOTAL ASSETS                                                                      $ 54,711              $ 72,120
                                                                         ==================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                       $ 12,226               $ 6,600
      Accounts payable - related party                                              50,000                50,000
                                                                         ------------------     -----------------
      Total current liabilities                                                     62,226                56,600

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 2,501,792 & 5,000,000 shares issued and
        outstanding at September 30, 2001 & December 31, 2000, respectively          2,502                 5,000
      Additional paid-in capital                                                    28,698                26,200
      Deficit accumulated during the development stage                             (38,715)              (15,680)
                                                                         ------------------     -----------------

        Total stockholders' equity                                                  (7,515)               15,520
                                                                         ------------------     -----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 54,711              $ 72,120
                                                                         ==================     =================

                 The accompanying notes are an integral part of
                          these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                              (UNAUDITED)                    (UNAUDITED)            (UNAUDITED)
                                           NINE MONTHS ENDED              THREE MONTHS ENDED      FOR THE PERIOD
                                              SEPTEMBER 30,                 SEPTEMBER 30,         NOVEMBER 22, 1999
                                             -------------                  -------------
                                                                                                (DATE OF INCEPTION) TO
                                         2001           2000             2001          2000       SEPTEMBER 30, 2001
DEVELOPMENT STAGE REVENUES          $          0    $         0      $       0      $       0     $        0
                                    -------------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:

      Amortization                           105              0            105         (1,331)         1,459
      Accounting                          13,736          2,500          6,174          2,500         21,736
      Bank charges                            30            135             30             45            310
      On-line services                       900              0            300              0          1,300
      Domain name                              0         50,000              0         50,000         50,000
      Legal fees                           5,841          1,000          2,064          1,000          9,611
      Corporate fees                         342            200             48              0            542
      Office general                           0            738              0              0            738
      Shareholder related services           163              0              0              0            163
      Transfer agent fees                  2,634              0          1,047              0          2,634
      Website development                      0         50,000              0         50,000         50,000
      Printing                               630              0            315              0            630
                                       ---------      ---------      ---------      ---------      ---------

TOTAL DEVELOPMENT STAGE EXPENSES          24,381        104,573         10,083        102,214        139,123
                                       ---------      ---------      ---------      ---------      ---------

      LOSS FROM OPERATIONS               (24,381)      (104,573)       (10,083)      (102,214)      (139,123)

      GAIN ON SALE OF INVESTMENT               0              0              0              0         99,500

      OTHER INCOME                         1,346              0            355              0          1,346

      INTEREST EXPENSE                         0              0              0              0           (438)
                                       ---------      ---------      ---------      ---------      ---------

      NET LOSS                         $ (23,035)     $(104,573)     $  (9,728)     $(102,214)     $ (38,715)
                                       =========      =========      =========      =========      =========

LOSS PER COMMON SHARES
      Basic & diluted                    $ (0.01)       $ (0.04)       $ (0.00)       $ (0.00)
                                         =======        =======        =======        =======
Weighted-average number of common
 shares outstanding                    2,501,792      2,500,000      2,501,792     2,500,000
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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                        (UNAUDITED)                           (UNAUDITED)
                                                                      NINE MONTHS ENDED                     FOR THE PERIOD
                                                                       SEPTEMBER 30,                       NOVEMBER 22, 1999
                                                                                                          (DATE OF INCEPTION) TO
OPERATING ACTIVITES                                             2001                 2000                 SEPTEMBER 30, 2001
                                                          -----------------     ----------------     -----------------------------
Net loss                                                         $ (23,035)          $ (104,573)           $ (38,715)

Adjustments to reconcile net loss to net cash used by Operations

      Amortization                                                     105                    0                  105
      Changes in assets and liabilities
       Increase (Decrease) in accounts payable and
        accrued expenses                                             5,626                3,500               12,226
       Decrease (Increase) in prepaid expenses                         142                    0                  (48)
       Decrease (Increase) organization cost                        (5,058)                   0               (5,058)
       Increase (Decrease) in loans and advances                         0               50,788                    0
                                 -related party

       Increase (Decrease) in accrued interest receivable           (1,346)                   0               (1,346)
                                                          -----------------     ----------------     ----------------
      Net cash used by operating activities                        (23,566)             (50,285)             (32,836)
                                                          -----------------     ----------------     ----------------
INVESTING ACTIVITIES:

      Note receivable-related party                                      0                    0              (48,212)
                                                          -----------------     ----------------     ----------------

      Net cash used for investing activities                             0                    0              (48,212)
                                                          -----------------     ----------------     ----------------
FINANCING ACTIVITIES

      Notes payable - related party                                      0               50,000               50,000
      Proceeds from the issuance of common stock                         0                    0               31,200
                                                          -----------------     ----------------     ----------------

      Net cash used for financing activities                             0               50,000               81,200
                                                          -----------------     ----------------     ----------------
INCREASE (DECREASE) IN CASH                                      $ (23,566)              $ (285)               $ 152
                                                          =================     ================     ================
CASH, BEGINNING OF PERIOD                                         $ 23,718                $ 317                  $ 0
                                                          =================     ================     ================
CASH, END OF PERIOD                                                  $ 152                 $ 32                $ 152
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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Genesis Realty Group, Inc. ("the Company") was incorporated on November 22, 1999 under the laws of the State of Delaware. Prior to the change in control (See
Note 11 Subsequent Event), the Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. Since the change in control, the Company intends to focus on developing and acquiring commercial and residential real properties. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company has the authority to issue 100,000,000 shares of common stock and intends to develop an auction website devoted to selling real estate on the internet. The Company is a development stage company and has had limited activity.

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

Prior to the change in control (See Note 11 Subsequent Event), the Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. Since the change in control, the Company intends to focus on developing and acquiring commercial and residential real properties. Because of uncertanties surrounding its develpment, the Company anticipates incurring development stage losses in the foreseable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

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

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 27, 2001.

                             Genesis Realty Group, Inc.
                             (f/k/a I-RealtyAuction.com, Inc.)


Date: November 27, 2001      By: /s/ Darren Glick
                             --------------------------
                                Darren Glick
                                President