Form 10QSB/A
period 2001-09-30
GENESIS REALTY GROUP INC
filed 2002-02-04
CIK 1128725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

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

11. SUBSEQUENT EVENTS

On October 5, 2001, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between Genesis Realty Group, Inc. (Genesis Realty or the Company) and Glick Global Development, LLC (Glick Global), Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,786.61 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $170,786.61 and bears interest at an annual rate equivalent to 6.0% per annum and is due and payable on October 4, 2005. Such note is secured by the 17,078,661 Genesis realty shares. On such date, Michael D. Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary and Director of the Company. Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D. Farkas remained on the Company's Board of Directors.

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

                             Genesis Realty Group, Inc.
                             (f/k/a I-RealtyAuction.com, Inc.)


Date: February 4, 2002       By: /s/ Darren Glick
                             --------------------------
                                Darren Glick
                                President