Form 10KSB
period 2001-12-31
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             ------------    ------------

                        Commission File number 333-63460
                                               ---------

                              GENESIS REALTY GROUP, INC.
                 (Name of small business issuer in its charter)


          Delaware                                         65-0908171
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

             135 East 57th Street, 26th Floor, NY, NY               10022
               (Address of principal executive offices)           (Zip Code)

                                 (212) 406-4954
              (Registrant's telephone number, including area code)

                        1680 Michigan Avenue, Suite 1000
                           Miami Beach, Florida 33139
              (Former name, former address and former fiscal year,
                          if changed since last report)


Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

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

                              Yes [ ]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )


Revenues for year ended December 31, 2001: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2001, was: $O

Number of shares of the registrant's common stock outstanding as of January 10, 2005 was: 19,580,393

Transfer Agent as of January 10, 2005:     Corporate Stock Transfer & Trust Co.
                                           3200 Cherry Creek Drive
                                           Denver, Colorado 80209

                                     PART I
                                     ------

Item 1.  Description of Business
--------------------------------

Business Development. We were incorporated under the name i-RealtyAuction.com, Inc. in the State of Delaware on November 24, 1999 as a subsidiary of i-Incubator.com, Inc. On August 16, 2001 we filed articles of amendment with the State of Delaware changing the of the company to Genesis Realty Group, Inc.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OVERVIEW

We are a development stage company which intends to acquire, develop and manage residential and commercial property. We intend to engage in real estate projects in cooperation with strategic consultants, architects, general and sub contractors, and other specialists on a project by project basis. To date, we have not acquired, developed or managed any residential or commercial Real properties and have received no revenues. We may also engage in real estate projects by acquiring an existing real estate company or real estate management team.

Prior Business Model

We were initially incorporated to develop and operate an online auction web site that was dedicated to bringing together buyers and sellers of real estate. The website was located at www.i-realtyauction.com and served as a centralized auction for buyers and sellers to meet, negotiate sales, and finally consummate transactions directly, thereby bypassing the time and expense of intermediaries. Our goal was to create an integrated real estate site for individuals on both sides of the transaction, and thus would offer additional value added services through links to its strategic partners. We anticipated that we would have achieved this goal by growing through acquisitions of companies and businesses in complimentary industries. In addition to the auction, anticipated products to be offered through strategic partners would have included: loan services, insurance, appraisal, moving and shipping companies, interior design specialists, content links for researching real property, and image hosting services for showing an item on line.

We do not intend to continue to maintain our auction web site.

Marketing Strategy

We do not have a marketing strategy at this time..

Our corporate offices are located at 135 East 57th Street, 26th Floor, NY, NY 10022 and our telephone number is (212) 406-4954.

EMPLOYEES

We employ two people on a part-time basis. We will need to employ additional people to continue to implement our plan of operation. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employee is satisfactory.

Item 2. Description of Property
-------------------------------

We currently use office space at 135 East 57th Street, 26th Floor, New York, New York 10022. The primary tenant is The Atlas Group of Companies, LLC, a related party, owned by Michael Farkas.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. As of December 31, 2003, the expense incurred to this related party amounted to $14,000. The agreement was terminated as of August 1, 2003.

Item 3.  Legal Proceedings
--------------------------

The Company is not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

On January 10, 2005, there are over 100 shareholders of record of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.

Dividends
---------

The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Genesis Realty Group, Inc. is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of properties and/or real estate related businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM  NOVEMBER  22, 1999 (DATE OF  INCEPTION)  THROUGH  DECEMBER 31,
2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $170,314 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

YEAR ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Development stage expenses during the year ended December 31, 2003 was $55,590 as compared to $56,863 for the period ended December 31, 2002.

Expenses for the year ended December 31, 2003 were primarily accounting $25,111 in connection with our annual regulatory filing. We also incurred expenses for office general fees $28,000 and transfer agent fees $1,509.

Expenses for the year ended December 31, 2002 were primarily accounting $4,143 and legal fees $1,598 in connection with our annual regulatory filing. We also incurred expenses for office general fees $48,000 and transfer agent fees $1,290.

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

For the year ended December 31, 2003, we incurred a net loss of $45,545. Our accumulated deficit since inception is $170,314. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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


Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are as follows:

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED
DECEMBER 31, 2001 AND 2000
AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE ENTITY)


TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                    PAGE(S)

Independent Auditors' Report                                          1

Balance sheets                                                        2

Statements of operations                                              3

Statements of stockholders' equity (deficit)                          4

Statements of cash flows                                            5 - 6

Notes to financial statements                                       7-12

INDEPENDENT AUDITORS' REPORT



To the Stockholders and
Board of Directors
Genesis Realty Group, Inc.


We have audited the accompanying balance sheet of Genesis Realty Group, Inc. (a development stage company) as of December 31, 2001 and the related statement of operation, change in stockholders' equity and cash flow for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Genesis Realty Group, Inc. as of and for the year ended December 31, 2000 and for the period November 22, 1999 to December 31, 2001 were audited by other auditors, whose report dated April 9, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. as of December 31, 2001, and the result of its operation and its cash flow for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
N. White Plains, NY
September 19, 2003



GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        DECEMBER 31,           DECEMBER 31,
                                                                                            2001                   2000
                                                                                     -------------------     ------------------
ASSETS

CURRENT ASSETS:
      Cash                                                                              $            11         $       23,718
      Prepaid expenses                                                                                0                    190
      Loan receivable - related party                                                            33,212                 33,212
      Note receivable - related party                                                            15,000                 15,000
      Accrued interest receivable - related party                                                 4,277                      0
                                                                                     -------------------     ------------------

TOTAL ASSETS                                                                            $        52,500         $       72,120
                                                                                     ===================     ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                                                  $        20,362         $        2,600
      Accrued expenses                                                                            6,051                  4,000
      Accounts payable - related party                                                           50,000                 50,000
      Note payable - related party                                                                  300                      0
                                                                                     -------------------     ------------------

      Total current liabilities                                                                  76,713                 56,600
                                                                                     -------------------     ------------------

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 & 5,000,000 shares issued and
        outstanding at December 31, 2001 & December 31, 2000, respectively                       19,580                  5,000
      Additional paid-in capital                                                                182,407                 26,200
      Deficit accumulated during the development stage                                          (55,413)               (15,680)
      Stock subscription receivable                                                            (170,787)                     0
                                                                                     -------------------     ------------------

        Total stockholders' (deficiency) equity                                                 (24,213)                15,520
                                                                                     -------------------     ------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY                         $        52,500         $       72,120
                                                                                     ===================     ==================





    The accompanying notes are an integral part of these financial statements.


   GENESIS REALTY GROUP, INC.
   (A DEVELOPMENT STAGE COMPANY)
   STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                          YEAR ENDED
                                                                         DECEMBER 31,                    FOR THE PERIOD
                                                                        ------------                   NOVEMBER 22, 1999
                                                                                                      (DATE OF INCEPTION)
                                                               2001                   2000            TO DECEMBER 31, 2001
                                                        -------------------     ------------------  --------------------------
DEVELOPMENT STAGE REVENUES                                  $            0          $           0           $ 0
                                                        -------------------     ------------------  --------------------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                                                      0                      0                       1,354
       Accounting                                                   16,667                  5,500                      24,667
       Bank charges                                                     75                    251                         355
       On-line services                                              1,200                    400                       1,600
       Domain names                                                     70                 50,000                      50,070
       Legal fees                                                    8,506                  2,770                      12,276
       Corporate fees                                                1,697                    200                       1,897
       Office general                                               11,500                    738                      12,238
       Shareholder related services                                    272                      0                         272
       Transfer agent fees                                           3,387                      0                       3,387
       Website development                                               0                 50,000                      50,000
       Printing                                                        630                      0                         630
                                                        -------------------     ------------------  --------------------------

TOTAL DEVELOPMENT STAGE EXPENSES                                    44,004                109,859                     158,746
                                                        -------------------     ------------------  --------------------------

       LOSS FROM OPERATION                                         (44,004)              (109,859)                   (158,746)

       GAIN ON SALE OF INVESTMENT                                        0                 99,500                      99,500

       OTHER INCOME                                                  4,277                      0                       4,277

       INTEREST EXPENSE                                                 (6)                  (438)                       (444)
                                                        -------------------     ------------------  --------------------------

       NET LOSS                                             $      (39,733)         $     (10,797)          $         (55,413)
                                                        ===================     ==================  ==========================

LOSS PER COMMON SHARE
       Basic & diluted                                      $      (0.0060)         $     (0.0022)
                                                        ===================     ==================
Weighted-average number of common
 shares outstanding                                              6,572,497              5,000,000
                                                        ===================     ==================


    The accompanying notes are an integral part of these financial statements.
                                       -3-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                            COMMON STOCK        ADDITIONAL   DURING THE      STOCK
                                                                                 PAID-IN     DEVELOPMENT  SUBSCRIPTION
                                                        SHARES      AMOUNT       CAPITAL        STAGE     RECEIVABLE       TOTAL
                                                      ----------   ---------   -----------   ----------   ----------      --------
Balance, November 22, 1999 (date of inception)                 0   $       0   $         0   $        0   $        0      $      0

Common stock issued to related parties for
  management services                                  5,000,000       5,000        26,200            0            0        31,200

Loss during development stage for the period
November 22, 1999 (date of inception) through
December 31, 1999                                              0           0             0       (4,883)           0        (4,883)
                                                      ----------   ---------   -----------   ----------   ----------      --------

Balance, December 31, 1999                             5,000,000       5,000        26,200       (4,883)           0        26,317

Loss during development stage for the year
ended December 31, 2000                                        0           0             0      (10,797)           0       (10,797)
                                                      ----------   ---------   -----------   ----------   ----------      --------

Balance, December 31, 2000                             5,000,000       5,000        26,200      (15,680)           0        15,520

Increase in common stock issued resulting from
agreement and plan of distribution ("spin-off")            3,421           3            (3)           0            0             0

Reverse stock split 2-1                               (2,501,689)     (2,502)        2,502            0            0             0

Common stock issued to Glick Global Development LLC   17,078,661      17,079       153,708            0     (170,787)            0

Loss during development stage for the year
ended December 31, 2001                                        0           0             0      (39,733)           0       (39,733)
                                                      ----------   ---------   -----------   ----------   ----------      --------

Balance, December 31, 2001                            19,580,393   $  19,580   $   182,407   $  (55,413)  $ (170,787)     $(24,213)
                                                      ==========   =========   ===========   ==========   ==========      ========









    The accompanying notes are an integral part of these financial statements.
                                       -4-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            YEARS ENDED                         FOR THE PERIOD
                                                                            DECEMBER 31,                      NOVEMBER 22, 1999
                                                                                                             (DATE OF INCEPTION)
                                                                   2001                   2000               TO DECEMBER 31, 2001
                                                             ------------------     ------------------      -----------------------
OPERATING ACTIVITIES
    Loss accumulated during the development stage                $     (39,733)         $     (10,797)          $     (55,413)
    Adjustment to reconcile net loss to net cash
       used in operating activities:
       Amortization                                                          0                      0                   1,354
       Increase (Decrease) in accounts payable                          19,813                 53,100                  76,413
       and accrued expenses
       Decrease (Increase) in prepaid expenses                             190                   (190)                      -
       Decrease (Increase) in organization costs                             0                      0                  (1,354)
       Increase (Decrease) in loans and advances-                            0                (19,212)                (33,212)
       related party
       Increase (Decrease) in accrued interest receivable               (4,277)                     0                  (4,277)
                                                             ------------------     ------------------      ------------------

       Net cash used by operating activities                           (24,007)                22,901                 (16,489)
                                                             ------------------     ------------------      ------------------

INVESTING ACTIVITIES

       Investment in related party                                           0                    500                       0
       Note receivable                                                       0                      0                 (15,000)
                                                             ------------------     ------------------      ------------------

       Net cash used for investing activities                                0                    500                 (15,000)
                                                             ------------------     ------------------      ------------------

FINANCING ACTIVITES

       Proceeds from promissory notes                                      300                      0                     300
       Proceeds from issuance of common stock                                0                      0                  31,200
                                                             ------------------     ------------------      ------------------

       Net cash used for financing activites                               300                      0                  31,500
                                                             ------------------     ------------------      ------------------

INCREASE (DECREASE) IN CASH                                      $     (23,707)         $      23,401           $          11
                                                             ==================     ==================      ==================

CASH, BEGINNING OF PERIOD                                        $      23,718          $         317                       0
                                                             ==================     ==================      ==================

CASH, END OF PERIOD                                              $          11          $      23,718           $          11
                                                             ==================     ==================      ==================




The accompanying notes are an integral part of these financial statements.
                                       -5-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                                    FOR THE PERIOD
                                                                          YEARS ENDED              NOVEMBER 22, 1999
                                                                          DECEMBER 31,           (DATE OF INCEPTION) TO
                                                                    2001               2000         DECEMBER 31, 2001
                                                                    ----               ----         -----------------

Supplemental cash flow information:
      Interest paid                                              $        438      $           0     $            438
                                                                 ============      =============     ================
      Income taxes paid                                          $          0      $           0     $              0
                                                                 ============      =============     ================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $            700
                                                                 ============      =============     ================
      Additional shares resulting from spin-off from parent      $          9      $           0     $              9
                                                                 ============      =============     ================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $    170,787      $           0     $        170,787
                                                                 ============      =============     ================




The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     Genesis Realty Group, Inc. ("the Company") was incorporated on November 22, 1999 under the laws of the State of Delaware. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the real estate industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company has the authority to issue 100,000,000 shares of common stock. The Company is a development stage company and has had limited activity.

     The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). It was spun-off by Incubator on January 10, 2001. Upon such spin-off, shareholders of Incubator received 0.1439 shares of the Company for each share of Incubator owned as of February 13, 2001.

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

3.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the real estate industry and raising capital for future operations and administrative functions.

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to December 31, 2001 aggregated $55,413. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $39,733 and $10,797 respectively, which will be available to reduce future taxable income and expense through the period ending December 31, 2016 and year ended December 31, 2015, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                         December 31,            December 31,
                                            2001                    2000
                                        ------------              --------

     Deferred tax assets                $     15,695              $  4,265
     Valuation allowance                     (15,695)               (4,265)
                                        ------------              --------


     Deferred tax asset, net            $      -                  $      -
                                        ============              ========


     At December 31, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2001 and December 31, 2000, principally due to the following:

     U.S. statutory tax rate                                     34%
     State and local taxes                                      5.5
     Valuation allowance                                      (39.5)
                                                              -----

     Effective rate                                              - %
                                                              =====

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.   NOTE PAYABLE

     During the year ended December 31, 2001 and December 31, 2000, the Company executed one and two individual notes aggregating a total of $300 and $5,000, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

6.   NOTE RECEIVABLE

     For the year ended December 31, 2001 and for the year ended December 31, 2000 the Company made loans to Incubator, its controlling shareholder in the amount of $48,212 and $48,212 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000 which has an interest rate of 12% per annum, and is due on June 10, 2001, the notes were none interest bearing and are due on demand.

7.   STOCKHOLDERS' EQUITY

     On December 2, 1999 the Company issued 700,000 restricted common shares to I-Incubator.com, Inc. ("Incubator"), in consideration for services rendered in formation of the company valued at $700. I-Incubator is deemed to be a founder and affiliate of the Company.

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     On October 5, 2001, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global , Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,786.61 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,786.61 and bears interest at an annual rate equivalent to 6.0% per annum is due and payable on October 4, 2005. Such note is secured by the 17,078,661 Company shares. On such date, Michael D Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary, and Director of the Company. Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D Farkas remains on the Company Board of Directors.

8.   RELATED PARTY TRANSACTIONS

     The Company has loaned funds to Incubator to meet various working capital requirements. For the years ended December 31, 2001 and 2000 these advances totaled $48,212.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase two domain names, I-Realtyauction.com, and I-Realtyauction.net, for $50,000. The amount is still payable as of December 31, 2001.

     On September 1, 2000, the Company entered into an agreement with Envitro.com, Inc., a related party in which Michael Farkas is a beneficial owner, to design and construct a website for $50,000.

     Between October and November 2000, the Company issued to Atlas Equity Group, Inc. two promissory notes aggregating $5,000. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 to February 2001. The Company paid off the borrowings in November 2000. Atlas Equity is a majority shareholder of the Company.

     In October 2001, the Company issued to Atlas Equity Group, Inc. a promissory note for $300. The promissory notes bear interest of 10% per annum and is due and payable in October 2002. Atlas Equity is a majority shareholder of the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

Our accountants are Seligson & Giannattasio, LLP, 901 North Broadway, Suite 24, North White Plains, NY 10603. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On September 27, 2002, we hired Domenick Davi, CPA to replace Salibello & Broder as our independent auditors. Subsequently on March 15, 2003 we replaced Domenick Davi with Seligson & Giannattasio. At no time has there been any disagreements with either Domenick Davi or Salibello & Broder regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A.  Controls and Procedures
---------------------------------

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
---------------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of December 27, 2004 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                   With Company
Name                  Age          Since             Director/Position
-------------------------------------------------------------------------
Jeffrey Glick         62     October 5, 2001       CEO, CFO and Chairman of the Board
Darren Glick          33     October 5, 2001       President, Secretary and Director
Michael D. Farkas     32     December 22, 1999     Director

Jeffrey Glick, 60, has been our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since October 5, 2001. Mr. Glick is also the Chief Executive Officer of Glick International Development Corp. He began working under the tutelage of his father, the late Meyer Glick, the founder of The Glick Organization in 1964. In the late 1960's to early 1970's Mr. Glick successfully bid and completed his first construction project, the Geriatric Center at Long Island Jewish Hospital. By the mid-1970's Jeffrey Glick had expanded the Glick Organization into a residential development company, and took charge of this arm of the business. Mr. Glick's first major undertaking was the Estates I & II at North Hills which is a 320 unit luxury condominium project located in Manhasset, Long Island. Mr. Glick proceeded to develop the Baybridge Condominiums, a 770 unit development in Bayside Queens which included a large retail component. During his tenure at The Glick Organization, Mr. Glick was involved in the construction and/or development of over 30 projects comprising over 10,000 units. Jeffrey Glick is the father of Darren Glick.

Darren Glick, 31, has been our President, Secretary and a Director since October 5, 2001. He received his Bachelor of Arts & Science degree in Political Science from New York University and graduated Cum Laude in May, 1993. Mr. Glick received his MBA degree with distinction in Finance from the Leonard N. Stern School of Business at New York University in May, 1997. After joining the Teamster Union in 1988, Mr. Glick worked on the construction sites of four major real estate development projects in Manhattan, Brooklyn and Long Island. In the summer of 1990, Mr. Glick worked as an intern in Metropolitan Capital, the risk arbitrage unit of First City Capital. Upon his graduation from NYU in 1993, Mr. Glick worked for a boutique investment banking firm, Rodman & Renshaw, Inc., where he was responsible for valuation analysis (discounted cash flow, net present value, comparable company analysis) of private and public companies. In the summer of 1996, Mr. Glick was employed at Bankers Trust Company in New York in the Portfolio Analysis Group as an Associate in the bank's risk management department. Following his graduation from the Stern School, Mr. Glick worked at Prudential Securities Incorporated in the Real Estate Investment Banking department. In addition, from February 1997 through October 1997, Mr. Glick was a partner in Covenant Fund, Inc., the general partner of Genesis Partners, a hedge fund formed in the State of New York. Mr. Glick is a registered representative of Atlas Capital Services, LLC, a boutique investment bank owned by the Atlas Group of Companies, LLC an affiliate of Michael D. Farkas. Darren Glick is the son of Jeffrey Glick.

Michael D. Farkas, 29, has been our Director since inception and was our President from December 22, 1999 to October 5, 2001. Mr. Farkas is currently the Chairman and Chief Executive Officer of The Atlas Group of Companies, LLC, a privately held financial services holding company; the President of Atlas Equity Group, Inc., a consulting company established in the early 1990s that provides a wide range of business advisory services to its corporate clients, including administrative services, accounting and back office services, management consulting services, head hunting services, business plan writing, financial public relations and due diligence services; Chair and CEO of Wealthhound.com, Inc, and CEO of the Atlas Opportunity Fund; CEO of Atlas Private Equity, LLC, and a director of Atlas Realty Service, LLC.

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

Certain Legal Proceedings
-------------------------

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2003, to executive officers who were serving as of the fiscal year ending December 31, 2003, whose salary and bonus during fiscal year ending December 31, 2003 exceeded $100,000. In 2003, no officer received compensation in excess of $100,000.

Summary Compensation Table

                                     ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                                                                RESTRICTED        SECURITIES
NAME AND PRINCIPAL   FISCAL               OTHER     ANNUAL          STOCK       UNDERLYING           OPTIONS   ALL OTHER
POSITION               YEAR              SALARY      BONUS   COMPENSATION       AWARDS        (NO. OF SHARES)  COMPENSATION
--------               ----              ------     -----    ------------       ------    ---------------  ------------

Jeffrey Glick          2003       $          0           0              0          0                0               $0
CEO/CFO

Darren Glick           2003       $          0           0              0          0                0               $0
President

Michael D. Farkas      2003       $          0           0              0          0                0               $0

Employment Agreements. No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth as of January 10, 2005, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


NAME AND ADDRESS OF            AMOUNT AND NATURE OF      PERCENT OF
BENEFICIAL OWNER (1)           BENEFICIAL OWNERSHIP      OUTSTANDING SHARES
--------------------           --------------------      ------------------
5% STOCKHOLDERS

Glick Global Development, LLC      17,078,661               87%
225 Broadway, Suite 910
New York, New York 10007

Darren Glick(2)                     4,269,665               22%

Lillian Glick (3)                  17,078,661               87%

Deborah Glick (4)                   4,269,665               22%

Michael D. Farkas (5)                 988,200                5%


Security Ownership of Management:

Title of Class             NAME & ADDRESS         AMOUNT       PERCENT

Common Stock               Jeffrey Glick                      -          -


Common Stock               Darren Glick (2)           4,269,665        22%

Common Stock               Michael D. Farkas (5)        988,200         5%

All directors and executive                           5,257,865        28%
officers as a group (3 persons)


     1. The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

     2. Darren Glick beneficially owns 4,269,665 shares as a twenty-five (25%) shareholder of Glick Global Development, LLC.

     3. Lillian Glick beneficially owns 17,078,661 shares as a principal shareholder of Glick Global Development, LLC.

     4. Deborah Glick beneficially owns 4,269,665 shares as a twenty-five (25%) shareholder of Glick Global Development, LLC.

     5. Includes 237,435 shares held by Farkas Group, Inc. and 397,498 shares held by Atlas Equity Group, Inc. Michael D. Farkas is the sole shareholder and principal of each of these entities. In addition, includes the 335,574 shares owned by Michael Farkas personally and the 17,693 shares held by Michael Farkas's wife, Rebecca Farkas.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

We currently use office space in a building located at 135 East 57th Street, 26th Floor, NY, NY 10022. The primary tenant is The Atlas Group of Companies. The Atlas Group of Companies which is majority-owned by Michael D. Farkas, a member of the Board of Directors and our former President and a minority shareholder. We utilize office space pursuant to a service agreement with The Atlas Group of Companies dated December 1, 2001. The fee for the space and services provided by The Atlas Group of Companies is $4,000 per month which accrues pursuant to the terms of the service agreement. The Agreement was terminated in August 2003.

On September 11, 2000, we entered into an agreement with Michael D. Farkas, a director of Incubator, a related party, to purchase two domain names, I-realtyauction.com and I-realtyauction.net, for $50,000.

On October 17, 2001, Atlas Equity Group, Inc. loaned the company $300. The loan was evidenced by a promissory note of even date which bears interest at 10% per annum and is due on October 16, 2002.

On October 5, 2001, as a result of the Share Purchase Agreement entered into between Genesis Realty Group and Glick Global Development, LLC, Glick Global purchased 17,078,661 shares of common stock of Genesis for an aggregate consideration of $170,786.61 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,786.61 and bears interest at an annual rate equivalent to 6.0% per annum and is due and payable on October 4, 2005. Such note is secured by the 17,078,661 Genesis Realty shares.

Item 13. Exhibits and Reports on Form 8-K
-------------------------------------------

(a)  The following documents are filed as part of this report:

     1. Financial statements; see index to financial statement and schedules in Item 7 herein.

     2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

(b)  Reports on Form 8-K.

     None

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees

For the Company's fiscal year ended December 31, 2003 and December 31, 2002, we were billed $ for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003 and 2002, we were billed $ for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                             GENESIS REALTY GROUP, INC.


                             By  /s/ Jeffrey Glick
                                 ----------------------------
                                 JEFFREY GLICK
                                 CEO and CFO


Dated: January 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                            Date
----                       -----                            ----

/s/ Jeffrey Glick          Chief Executive Officer          January 10, 2005
--------------------       Officer, Chief Financial
    Jeffrey Glick          Officer and Director

/s/ Darren Glick           President, Secretary and         January 10, 2005
--------------------       Director
    Darren Glick

/s/ Michael D. Farkas      Director                         January 10, 2005
--------------------
    Michael D. Farkas