Form 10QSB
period 2002-03-31
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended March 31, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                 For the transition period from ______to______.

                        Commission file number 333-63460

                              GENESIS REALTY GROUP, INC.
             (Exact name of registrant as specified in its charter)

       Florida                                               65-0963722
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

             135 East 57th Street, 26th Floor, NY, NY         10022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes         No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of January 10, 2005 the Company had 19,580,393 shares of common stock outstanding, $0.0001 par value.

                              GENESIS REALTY GROUP, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
AND FOR THE THREE MONTHS ENDED MARCH
31, 2002 AND 2001 AND FOR THE PERIOD
NOVEMBER 22, 1999 (DATE OF INCEPTION)
THROUGH MARCH 31, 2002

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)


TABLE OF CONTENTS
-------------------------------------------------------------------------------

Balance sheets                                                         2

Statements of operations                                               3

Statements of cash flows                                              4-5

Notes to financial statement                                           6


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        2002                    2001
                                                                                  ------------------     -------------------
ASSETS

CURRENT ASSETS:
      Cash                                                                           $            7          $           11
      Loan receivable - related party                                                        33,212                  33,212
      Note receivable - related party                                                        15,000                  15,000
      Accrued interest receivable - related party                                             7,288                   4,277
                                                                                  ------------------     -------------------

TOTAL ASSETS                                                                         $       55,507          $       52,500
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable                                                               $       35,261          $       20,362
      Accrued expenses                                                                        6,000                   6,045
      Accrued interest                                                                           22                       6
      Accounts payable - related party                                                       50,070                  50,000
      Note payable - related party                                                            1,300                     300
                                                                                  ------------------     -------------------

      Total current liabilities                                                              92,653                  76,713
                                                                                  ------------------     -------------------

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
        outstanding at March 31, 2002 & December 31, 2001.                                   19,580                  19,580
      Additional paid-in capital                                                            182,407                 182,407
      Deficit accumulated during the development stage                                      (68,346)                (55,413)
      Stock subcription receivable                                                         (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' equity                                                          (37,146)                (24,213)
                                                                                  ------------------     -------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       55,507          $       52,500
                                                                                  ==================     ===================



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                       (UNAUDITED)                          (UNAUDITED)
                                                                    THREE MONTHS ENDED                    FOR THE PERIOD
                                                                        MARCH 31,                        NOVEMBER 22, 1999
                                                                        --------                        (DATE OF INCEPTION)
                                                                                                               TO
                                                               2002                   2001               MARCH 31, 2002
                                                        -------------------     ------------------     -------------------
DEVELOPMENT STAGE REVENUES                                  $            0         $            0         $             0
                                                        -------------------     ------------------     -------------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                                                      0                      0                   1,354
       Accounting                                                    1,290                  2,500                  25,957
       Bank charges                                                     52                      0                     407
       On-line services                                                300                    300                   1,900
       Domain names                                                      0                      0                  50,070
       Legal fees                                                    1,886                  3,538                  14,162
       Corporate fees                                                    0                     98                   1,897
       Office general                                               12,000                      0                  24,238
       Shareholder related services                                    163                    163                     435
       Transfer agent fees                                             238                  1,319                   3,625
       Website development                                               0                      0                  50,000
       Printing                                                          0                    315                     630
                                                        -------------------     ------------------     -------------------

TOTAL DEVELOPMENT STAGE EXPENSES                                    15,929                  8,233                 174,675
                                                        -------------------     ------------------     -------------------

       LOSS FROM OPERATION                                         (15,929)                (8,233)               (174,675)

       GAIN ON SALE OF INVESTMENT                                        0                      0                  99,500

       OTHER INCOME                                                  3,012                    542                   7,289

       INTEREST EXPENSE                                                (16)                     0                    (460)
                                                        -------------------     ------------------     -------------------

       NET LOSS                                             $      (12,933)        $       (7,691)        $       (68,346)
                                                        ===================     ==================     ===================

LOSS PER COMMON SHARE
       Basic & diluted                                      $      (0.0007)        $      (0.0015)
                                                        ===================     ==================
Weighted-average number of common
 shares outstanding                                             19,580,393              5,000,000
                                                        ===================     ==================



   The accompanying notes are an integral part of these financial statements.
                                       -3-

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------




   The accompanying notes are an integral part of these financial statements.
                                       -4-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
                                                                           (Unaudited)               FOR THE PERIOD
                                                                        THREE MONTHS ENDED          NOVEMBER 22, 1999
                                                                            MARCH 31,              (DATE OF INCEPTION)
                                                                                                           TO
                                                                    2002               2001          MARCH 31, 2003
                                                                    ----               ----          --------------

Supplemental cash flow information:
      Interest paid                                              $          0      $           0     $            438
                                                                 ============      =============     ================
      Income taxes paid                                          $          0      $           0     $              0
                                                                 ============      =============     ================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $            700
                                                                 ============      =============     ================

      Additional shares resulting from spin-off from parent      $          0      $           0     $              9
                                                                 ============      =============     ================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $           0     $        170,787
                                                                 ============      =============     ================





   The accompanying notes are an integral part of these financial statements.
                                       -5-

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001 and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001.

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.   NOTE PAYABLE

     During the three months ended March 31, 2002 and year ended December 31, 2001, the Company executed notes aggregating a total of $1,300 and $300, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

3.   NOTE RECEIVABLE

     The Company made loans to Incubator, its controlling shareholder in the amount of $48,212 and $48,212 respectively. As of March 31, 2002, notes totaling $15,000 were delinquent.

Item 2. Management's Discussion and Analysis
--------------------------------------------

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $67,943, primarily consisting of accounting ($25,957), legal ($14,162), and the expense in retaining our domain name and development of our website ($50,070 and $50,000, respectively).

THREE MONTHS ENDED MARCH 31, 2002 AND March 31, 2001

Development stage expenses during the three months ended March 31, 2002 was $15,929 as compared to $8,233 for the period ended March 31, 2001.

Expenses for the three months ended March 31, 2002 were primarily office general expense ($12,000) for administrative service for the Company and accounting fees ($1,290) and legal fees ($1,886) in connection with quarterly regulatory filings.

Expenses for the three months ended March 31, 2001 consisted primarily of accounting fees ($2,500) and legal fees ($3,538) in connection with quarterly regulatory filings. The Company also incurred transfer agent fees totaling $1,319.

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

For the three months ended March 31, 2002, we incurred a net loss of $12,933. Our accumulated deficit since inception is $67,943. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

During the three months ended March 31, 2002 and year ended December 31, 2001, the Company executed notes aggregating a total of $1,300 and $300, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

The Company made loans to Incubator, its controlling shareholder in the amount of $48,212. As of March 31, 2002, notes totaling $15,000 were delinquent.

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

Item 3.    Controls and Procedures
----------------------------------

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

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K.  None.

        No reports on Form 8-K were filed for this quarter of 2002.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 2005.



                                         GENESIS REALTY GROUP, INC.

                                         By: /s/ Jeffrey Glick
                                         -------------------------
                                                 Jeffrey Glick
                                                 CEO and CFO