Form 10QSB
period 2002-06-30
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended June 30, 2002.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002
AND 2001 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH JUNE 30, 2002

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)


TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                       PAGE(S)


Balance sheets                                                           1

Statements of operations                                                 2

Statements of cash flows                                                3-4

Notes to financial statements                                            5



GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     (UNAUDITED)
                                                                                      JUNE 30,              DECEMBER 31,
                                                                                        2002                    2001
                                                                                  ------------------     -------------------
ASSETS

CURRENT ASSETS:
      Cash                                                                           $        3,678         $            11
      Loan receivable - related party                                                        20,581                  33,212
      Note receivable - related party                                                             0                  15,000
      Accrued interest receivable - related party                                             9,879                   4,277
                                                                                  ------------------     -------------------

TOTAL ASSETS                                                                         $       34,138         $        52,500
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable                                                               $       47,391         $        20,362
      Accrued expense                                                                         8,250                   6,045
      Accrued interest                                                                           57                       6
      Accounts payable - related party                                                       50,000                  50,000
      Note payable - related party                                                            1,350                     300
                                                                                  ------------------     -------------------

      Total current liabilities                                                             107,048                  76,713
                                                                                  ------------------     -------------------

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,350 & 19,580,350 shares issued and
        outstanding at June 30, 2002 & December 31, 2001, respectively                       19,581                  19,581
      Additional paid-in capital                                                            182,406                 182,406
      Deficit accumulated during the development stage                                     (104,110)                (55,413)
      Stock subscription receivable                                                        (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' equity                                                          (72,910)                (24,213)
                                                                                  ------------------     -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $       34,138         $        52,500
                                                                                  ==================     ===================




   The accompanying notes are an integral part of these financial statements.
                                       -1-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                               (UNAUDITED)                   (UNAUDITED)              (UNAUDITED)
                                            SIX MONTHS ENDED              THREE MONTHS ENDED
                                                JUNE 30,                       JUNE 30,             FOR THE PERIOD
                                                --------                       --------            NOVEMBER 22, 1999
                                                                                                  (DATE OF INCEPTION)
                                                                                                           TO
                                          2002            2001            2002            2001       JUNE 30, 2002
                                      ------------    ------------    ------------    ------------    ------------
DEVELOPMENT STAGE REVENUES            $          0    $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:
       Amortization                              0               0               0               0           1,354
       Accounting                            2,540           7,562           1,250           5,062          27,207
       Bank charges                             79               0              27               0             434
       On-line services                        600             600             300             300           2,200
       Domain names                              0               0               0               0          50,070
       Legal fees                            2,985           3,778           1,100             240          15,261
       Corporate fees                          553             295             553             197           2,047
       Office general                       24,000               0          12,000               0          36,238
       Shareholder related services            163             163               0               0             435
       Transfer agent fees                     519           1,587             281             268           3,906
       Website development                       0               0               0               0          50,000
       Printing                                  0             315               0               0             630
                                      ------------    ------------    ------------    ------------    ------------

TOTAL DEVELOPMENT STAGE EXPENSES            31,439          14,300          15,511           6,067         189,782
                                      ------------    ------------    ------------    ------------    ------------

       LOSS FROM OPERATION                 (31,439)        (14,300)        (15,511)         (6,067)       (189,782)
       GAIN ON SALE OF INVESTMENT                0               0               0               0          99,500
       OTHER INCOME                          5,602             991           2,591             449           9,879
       OTHER EXPENSES                      (23,213)              0         (23,213)              0         (23,213)
       INTEREST EXPENSE                        (50)              0             (34)              0            (494)
                                      ------------    ------------    ------------    ------------    ------------

       NET LOSS                       $    (49,100)   $    (13,309)   $    (36,167)   $     (5,618)   $   (104,110)
                                      ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
       Basic & diluted                $    (0.0025)   $    (0.0027)   $    (0.0018)   $    (0.0011)
                                      ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                     19,580,393       5,002,557      19,580,393       5,002,557
                                      ============    ============    ============    ============




   The accompanying notes are an integral part of these financial statements.
                                       -2-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            (UNAUDITED)                        (UNAUDITED)
                                                                         SIX MONTHS ENDED                    FOR THE PERIOD
                                                                              JUNE 30,                       NOVEMBER 22, 1999
                                                                                                             (DATE OF INCEPTION)
OPERATING ACTIVITIES                                               2002                   2001              TO JUNE 30, 2002
                                                             ------------------     ------------------      ------------------

Net loss                                                        $      (49,100)        $      (13,309)         $     (104,110)

Adjustment to reconcile net loss to net cash
used by operations
       Amortization                                                          0                      0                   1,354

Changes in assets and liabilities
       Increase (Decrease) in accounts payable                          29,285                    582                  55,698
       and accrued expenses
       Decrease (Increase) in prepaid expenses                               0                     95                       0
       Decrease (Increase) in organization costs                             0                      0                  (1,354)
       Increase (Decrease) in loans and advances-                       13,034                      0                  29,419
       related party
       Increase (Decrease) in accrued interest receivable               (5,602)                  (991)                 (9,879)
                                                             ------------------     ------------------      ------------------

       Net cash used by operating activities                           (12,383)               (13,623)                (28,872)
                                                             ------------------     ------------------      ------------------

INVESTING ACTIVITIES

       Investment in related party                                           0                      0                       0
       Note receivable                                                  15,000                      0                       0
                                                             ------------------     ------------------      ------------------

       Net cash used for investing activities                           15,000                      0                       0
                                                             ------------------     ------------------      ------------------

FINANCING ACTIVITES

       Proceeds from promissory notes                                    1,050                      0                   1,350
       Proceeds from issuance of common stock                                0                      0                  31,200
                                                             ------------------     ------------------      ------------------

       Net cash used for financing activites                             1,050                      0                  32,550
                                                             ------------------     ------------------      ------------------

INCREASE (DECREASE) IN CASH                                     $        3,667         $      (13,623)         $        3,678
                                                             ==================     ==================      ==================

CASH, BEGINNING OF PERIOD                                       $           11         $       23,718          $            0
                                                             ==================     ==================      ==================

CASH, END OF PERIOD                                             $        3,678         $       10,095          $        3,678
                                                             ==================     ==================      ==================





   The accompanying notes are an integral part of these financial statements.
                                       -3-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                        (Unaudited)
                                                                          (Unaudited)                 FOR THE PERIOD
                                                                        SIX MONTHS ENDED            NOVEMBER 22, 1999
                                                                            JUNE 30,               (DATE OF INCEPTION)
                                                                                                            TO
                                                                    2002               2001           JUNE 30, 2002
                                                                    ----               ----           -------------

Supplemental cash flow information:
      Interest paid                                              $          0      $           0     $            438
                                                                 ============      =============     ================
      Income taxes paid                                          $          0      $           0     $              0
                                                                 ============      =============     ================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $            700
                                                                 ============      =============     ================
      Additional shares resulting from spin-off from parent      $          0      $           0     $              9
                                                                 ============      =============     ================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $           0     $        170,787
                                                                 ============      =============     ================



   The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and December 31, 2001, the statements of operations for the six and three months ended June 30, 2002 and the period November 23, 1999 to June 30, 2002 and the statements of cash flows for the six months ended June 30, 2002 and 2001.

     The results of operations for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001.


2.   NOTE PAYABLE

     For the six months ended June 30, 2002 and for the year ended December 31, 2001, the Company executed notes aggregating a total of $1,350 and $300, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.


3.   NOTE RECEIVABLE

     For the six months ended June 30, 2002 and for the year ended December 31, 2001 the Company had outstanding loans with Incubator, its controlling shareholder in the amount of $20,178 and $48,615 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000, which has an interest rate of 12% per annum, and is due on June 10, 2002, the notes were not interest bearing and are due on demand. On April 19, 2002 the Company agreed to reduce the debt owed from I-Incubator to $25,000. The amount of the debt reduction totaling $23,615 was reflected as other expense. There was a payment of $4,822 subsequent to this agreement.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2002 Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $104,110. The Company incurred accounting ($27,207) and legal ($15,261) fees in connection with it's quarterly and annually filings to the SEC. We also incurred expenses in retaining our domain name ($50,070) and development of our website ($50,000).

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
Development stage expenses during the six months ended June 30, 2002 was $31,439 as compared to $14,309 for the six months ended June 30, 2001.

Expenses for the six months ended June 30, 2002 were primarily accounting ($2,540) and legal fees ($2,985) in connection with our annual regulatory filing. We also incurred expenses in the ordinary course of business such as office fees ($24,000). The Company also forgave debt owed from I-Incubator ($23,213).

Expenses for the three months ended June 30, 2001 were primarily accounting ($7,562) and legal fees ($3,778) in connection with our annual regulatory filing. We also incurred transfer agent fees ($1,587) resulting from the spin-off from I-Incubator.

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Development stage expenses during the three months ended June 30, 2002 was $15,511 as compared to $6,067 for the six months ended June 30, 2001.

Expenses for the three months ended June 30, 2002 were primarily accounting ($1,250) and legal fees ($1,100) in connection with our annual regulatory filing. We also incurred expenses in the ordinary course of business such as office fees ($12,000). The Company also forgave debt owed from I-Incubator ($23,213).

Expenses for the three months ended June 30, 2001 were primarily accounting ($5,062) and legal fees ($240) in connection with our annual regulatory filing. We also incurred transfer agent fees ($268).

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various professional fees.

For the six months ended June 30, 2002, we incurred a net loss of $49,100. Our accumulated deficit since inception is $104,110. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name, the development of are website and various professional fees.

For the six months ended June 30, 2002 and for the year ended December 31, 2001, the Company executed notes aggregating a total of $1,350 and $300, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

For the six months ended June 30, 2002 and for the year ended December 31, 2001 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178 and $48,615 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000, which has an interest rate of 12% per annum, and is due on June 10, 2002, the notes were not interest bearing and are due on demand. On April 19, 2002 the Company agreed to reduce the debt owed from I-Incubator to $25,000. The amount of the debt reduction totaling $23,615 was reflected as other expense. There was a payment of $4,822 subsequent to this agreement.

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