Form 10QSB
period 2002-09-30
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended September 30, 2002.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
2001 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)


TABLE OF CONTENTS
--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT                                                1

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

Balance sheets                                                              2

Statements of operations                                                    3

Statements of stockholders' equity (deficit)                                4

Statements of cash flows                                                   5-6

Notes to financial statements                                               7

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

Seligson & Giannattasio, LLP
N. White Plains, NY
February 9, 2003


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      (UNAUDITED)
                                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                                          2002                    2001
                                                                                  ---------------------     ------------------
ASSETS

CURRENT ASSETS:
      Cash                                                                           $           3,317          $          11
      Loan receivable - related party                                                           20,581                 33,615
      Note receivable - related party                                                                0                 15,000
      Accrued interest receivable - related party                                               12,497                  4,277
                                                                                  ---------------------     ------------------

      Total current assets                                                                      36,395                 52,903

TOTAL ASSETS                                                                         $          36,395          $      52,903
                                                                                  =====================     ==================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                          $          55,589          $      20,362
      Accrued expenses                                                                          10,500                  6,045
      Accrued interest                                                                              91                      6
      Accounts payable - related party                                                          50,000                 50,000
      Note payable - related party                                                               1,350                    300
                                                                                  ---------------------     ------------------

      Total current liabilities                                                                117,530                 76,713

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized;
        19,580,393 shares issued outstanding at
        September 30, 2002 & December 31, 2001, respectively                                    19,580                 19,580
      Additional paid-in capital                                                               182,406                182,407
      Deficit accumulated during the development stage                                        (112,334)               (55,010)
      Stock subscription receivable                                                           (170,787)              (170,787)
                                                                                  ---------------------     ------------------

        Total stockholders' equity                                                             (81,135)               (23,810)
                                                                                  ---------------------     ------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          36,395          $      52,903
                                                                                  =====================     ==================



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                            NINE MONTHS ENDED               THREE MONTHS ENDED       FOR THE PERIOD
                                              SEPTEMBER 30,                   SEPTEMBER 30,         NOVEMBER 22, 1999
                                              -------------                   -------------          (INCEPTION) TO
                                          2002            2001            2002            2001      SEPTEMBER 30, 2002
                                      ------------    ------------    ------------    ------------    ------------
DEVELOPMENT STAGE REVENUES            $          0    $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                              0             105               0             105           1,354
       Accounting                             (107)          13736          (2,647)           6174          24,560
       Bank charges                             79              30               0              30             434
       On-line services                        900             900             300             300           2,500
       Domain names                              0               0               0               0          50,070
       Legal fees                            3,985            5841           1,000            2064          16,261
       Corporate fees                          553             342               0              48            2047
       Office general                       36,000               0           12000               0           48238
       Shareholder related services            163             163               0               0             435
       Transfer agent fees                     674            2634             155            1047           4,061
       Website development                       0               0               0               0          50,000
       Printing                                  0             630               0             315             630
                                      ------------    ------------    ------------    ------------    ------------

TOTAL DEVELOPMENT STAGE EXPENSES            42,247          24,381          10,808          10,083         200,590
                                      ------------    ------------    ------------    ------------    ------------

       LOSS FROM OPERATION                 (42,247)        (24,381)        (10,808)        (10,083)       (200,590)

       GAIN ON SALE OF INVESTMENT                0               0               0               0          99,500

       OTHER INCOME                          8,221            1346           2,619             355          12,498

       OTHER EXPENSES                      (23,213)             --         (23,213)

       INTEREST EXPENSE                        (85)              0             (35)              0            (529)
                                      ------------    ------------    ------------    ------------    ------------

       NET LOSS                       $    (57,324)   $    (23,035)   $     (8,224)   $     (9,728)   $   (112,334)
                                      ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
       Basic & diluted                $      (0.00)   $      (0.01)   $      (0.00)   $      (0.00)
                                      ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                     19,580,393       2,501,792      19,580,393       2,501,792
                                      ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                               DEFICIT
                                                                                                             ACCUMULATED
                                                                COMMON STOCK       ADDITIONAL   DURING THE      STOCK
                                                                                    PAID-IN     DEVELOPMENT  SUBSCRIPTION
                                                             SHARES     AMOUNT      CAPITAL       STAGE      RECEIVABLE    TOTAL
                                                           ----------  ---------   ----------   ----------   ----------   ---------
Balance, November 22, 1999 (date of inception)                      0  $       0   $        0   $        0   $        0   $       0

Common stock issued to related parties for
  management services                                       5,000,000      5,000       26,200            0            0      31,200

Loss during development stage for the period
November 22, 1999 (inception) through  December 31, 1999            0          0            0       (4,883)           0      (4,883)
                                                           ----------  ---------   ----------   ----------   ----------   ---------

Balance, December 31, 1999                                  5,000,000      5,000       26,200       (4,883)           0      26,317

Loss during development stage for the year
ended December 31, 2000                                             0          0            0      (10,797)           0     (10,797)
                                                           ----------  ---------   ----------   ----------   ----------   ---------

Balance, December 31, 2000                                  5,000,000      5,000       26,200      (15,680)           0      15,520

Increase in common stock issued resulting from
agreement and plan of distribution ("spin-off")                 3,464          3           (3)           0            0           0

Reverse stock split 2-1                                    (2,501,732)    (2,502)       2,501            0            0           0

Common stock issued to Glick Global Development LLC        17,078,661     17,079      153,708            0     (170,787)          0

Loss during development stage for the year
ended December 31, 2001                                             0          0            0      (39,330)           0     (39,330)
                                                           ----------  ---------   ----------   ----------   ----------   ---------

Balance, December 31, 2001                                 19,580,393     19,580      182,406      (55,010)    (170,787)    (23,810)

Loss during development stage for the nine months ended
ended September 30, 2002                                            0          0            0      (57,324)           0     (57,324)
                                                           ----------  ---------   ----------   ----------   ----------   ---------

                                                           19,580,393  $  19,580   $  182,406   $ (112,334)  $ (170,787)  $ (81,134)
                                                           ==========  =========   ==========   ==========   ==========   =========


   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           (UNAUDITED)                         (UNAUDITED)
                                                                        NINE MONTHS ENDED                    FOR THE PERIOD
                                                                           SEPTEMBER 30,                    NOVEMBER 22, 1999
                                                                                                           (DATE OF INCEPTION)
OPERATING ACTIVITIES                                               2002                   2001             TO SEPTEMBER 30, 2002
                                                             ------------------     ------------------    ----------------------
Net loss                                                        $      (57,324)        $     (104,573)         $     (112,334)

Adjustment to reconcile net loss to net cash
used by operations
       Amortization                                                          0                      0                   1,354

Changes in assets and liabilities
       Increase (Decrease) in accounts payable                          39,766                  3,500                  66,180
       and accrued expenses
       Decrease (Increase) in organization costs                             0                      0                  (1,354)
       Increase (Decrease) in loans and advances-                       13,034                  50788                 (20,582)
       related party
       Increase (Decrease) in accrued interest receivable               (8,220)                     0                 (12,497)
                                                             ------------------     ------------------      ------------------

       Net cash used by operating activities                           (12,744)               (50,285)                (79,233)
                                                             ------------------     ------------------      ------------------

INVESTING ACTIVITIES

       Investment in related party                                           0                      0                       0
       Note receivable                                                  15,000                      0                       0
                                                             ------------------     ------------------      ------------------

       Net cash used for investing activities                           15,000                      0                       0
                                                             ------------------     ------------------      ------------------

FINANCING ACTIVITES

       Proceeds from promissory notes                                    1,050                  50000                  51,350
       Proceeds from issuance of common stock                                0                      0                  31,200
                                                             ------------------     ------------------      ------------------

       Net cash used for financing activites                             1,050                  50000                  82,550
                                                             ------------------     ------------------      ------------------

INCREASE (DECREASE) IN CASH                                     $        3,306         $         (285)         $        3,317
                                                             ==================     ==================      ==================

CASH, BEGINNING OF PERIOD                                       $           11         $          317                       0
                                                             ==================     ==================      ==================

CASH, END OF PERIOD                                             $        3,317         $           32          $        3,317
                                                             ==================     ==================      ==================




   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                         (Unaudited)
                                                                          (Unaudited)                   FOR THE PERIOD
                                                                       NINE MONTHS ENDED               NOVEMBER 22, 1999
                                                                          SEPTEMBER 30,                 (INCEPTION) TO
                                                                    2002               2001            SEPTEMBER 30, 2002
                                                                    ----               ----            ------------------
Supplemental cash flow information:
      Interest paid                                              $          0      $           0     $            438
                                                                 ============      =============     ================
      Income taxes paid                                          $          0      $           0     $              0
                                                                 ============      =============     ================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $            700
                                                                 ============      =============     ================

      Additional shares resulting from spin-off from parent      $          0      $           0     $              9
                                                                 ============      =============     ================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $           0     $        170,787
                                                                 ============      =============     ================


   The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and December 31, 2001, the statements of operations and cash flows for the nine months ended September 30, 2002 and 2001.

     The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.   NOTE PAYABLE

     For the year nine months ended September 30, 2002 and for the year ended December 31, 2001, the Company executed one and one individual notes aggregating a total of $1,350 and $300, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

3.   NOTE RECEIVABLE

     For the nine months ended September 30, 2002 and for the year ended December 31, 2001 the Company had outstanding loans with Incubator, its controlling shareholder in the amount of $20,581 and $33,615 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000 which has an interest rate of 12% per annum, and is due on June 10, 2002, the notes were none interest bearing and are due on demand. On April 19, 2002 the Company agreed to reduce the debt owed from I-Incubator to $25,000 and made a payment of $4,821.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $112,334. The Company incurred accounting ($24,560) and legal ($16,261) fees in connection with it's quarterly and annually filings to the SEC. We also incurred expenses in retaining our domain name ($50,000), development of our website ($50,000), and administrative and office expense (48,238).

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND JUNE 30, 2001

Development stage expenses during the nine months ended September 30, 2002 was $57,324 as compared to $23,035 for the nine months ended September 30, 2001.

Expenses for the nine months ended September 30, 2002 were legal fees ($3,985) in connection with our annual regulatory filing and office general fees ($36,000). The Company also forgave debt owed from I-Incubator ($23,213).

Expenses for the nine months ended September 30, 2001 were primarily accounting ($13,736) and legal fees ($5,841) in connection with our annual regulatory filing. We also incurred transfer agent fees ($2,634) resulting from the spin-off from I-Incubator.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND JUNE 30, 2001

Development stage expenses during the three months ended September 30, 2002 was $8,224 as compared to $9,728 for the nine months ended September 30, 2001.

Expenses for the nine months ended September 30, 2002 were legal fees ($1,000) in connection with our annual regulatory filing and office general fees ($12,000). The Company also forgave debt owed from I-Incubator ($23,213).

Expenses for the nine months ended September 30, 2001 were primarily accounting ($6,174) and legal fees ($2,064) in connection with our annual regulatory filing. We also incurred transfer agent fees ($1,047) during the normal course of business.

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

For the nine months ended September 30, 2002, we incurred a net loss of $57,324. Our accumulated deficit since inception is $112,334. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name, the development of are website and various professional fees.

For the year nine months ended September 30, 2002 and for the year ended December 31, 2001, the Company executed one and one individual notes aggregating a total of $1,350 and $300, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

For the nine months ended September 30, 2002 and for the year ended December 31, 2001 the Company made loans to Incubator, its controlling shareholder in the amount of $20,581 and $33,615 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000 which has an interest rate of 12% per annum, and is due on June 10, 2002, the notes were none interest bearing and are due on demand. On April 19, 2002 the Company agreed to reduce the debt owed from I-Incubator to $25,000. There was a payment of $4,821 subsequent to this agreement.

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