Form 10KSB
period 2002-12-31
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended December 31, 2002

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

                              Yes [ ]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )


Revenues for year ended December 31, 2002: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2002, was: $O

Number of shares of the registrant's common stock outstanding as of January 10, 2005, was: 19,580,393

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


Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are as follows:

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002
AND DECEMBER 31, 2001 AND FOR THE YEARS ENDED DECEMBER 31, 2002
AND 2001 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

GENESIS REALTY GROUP, INC.
(A Development Stage Company)


TABLE OF CONTENTS
--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001 AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

Balance sheets                                                               2

Statements of operations                                                     3

Statements of stockholders' equity (deficit)                                 4

Statements of cash flows                                                    5-6

Notes to financial statements                                              7-13

INDEPENDENT AUDITORS' REPORT



To the Stockholders and
Board of Directors
Genesis Realty Group, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Genesis Realty Group, Inc. (a development stage company) as of December 31, 2002 and 2001 the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP
N. White Plains, NY
October 22, 2003


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                                              DECEMBER 31,            DECEMBER 31,
                                                                                        2002                    2001
                                                                                  ------------------     -------------------

CURRENT ASSETS:
      Cash                                                                           $        3,317          $           11
      Loan receivable - related party                                                        20,178                  33,212
      Note receivable - related party                                                             0                  15,000
      Accrued interest receivable - related party                                            15,116                   4,277
                                                                                  ------------------     -------------------

TOTAL ASSETS                                                                         $       38,611          $       52,500
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                          $       80,680          $       26,413
      Accounts payable - related party                                                       50,000                  50,000
      Note payable - related party                                                            1,500                     300
                                                                                  ------------------     -------------------

      Total current liabilities                                                             132,180                  76,713
                                                                                  ------------------     -------------------

STOCKHOLDERS' DEFICIENCY:

      Common Stock, par value $.0001 per share; 100,000,000 shares
        authorized; 19,580,393 shares issued and outstanding                                 19,580                  19,580
      Additional paid-in capital                                                            182,407                 182,407
      Deficit accumulated during the development stage                                     (124,769)                (55,413)
      Stock subscription receivable                                                        (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' deficiency                                                      (93,569)                (24,213)
                                                                                  ------------------     -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $       38,611          $       52,500
                                                                                  ==================     ===================




   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                                             (UNAUDITED)
                                                           YEAR ENDED                      FOR THE PERIOD
                                                          DECEMBER 31,                    NOVEMBER 22, 1999
                                                         ------------                   (DATE OF INCEPTION)
                                                                                                TO
                                                 2002                   2001            DECEMBER 31, 2002
                                             ------------           ------------        -----------------
DEVELOPMENT STAGE REVENUES                   $          0           $          0           $           0
                                             ------------           ------------           ------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                                     0                      0                  1,354
       Accounting                                   4,143                 16,667                 28,810
       Bank charges                                    79                     75                    434
       On-line services                             1,200                  1,200                  2,800
       Domain names                                     0                     70                 50,070
       Legal fees                                   1,598                  8,506                 13,874
       Corporate fees                                 553                  1,697                  2,450
       Office general                              48,000                 11,500                 60,238
       Shareholder related services                     0                    272                    272
       Transfer agent fees                          1,290                  3,387                  4,677
       Website development                              0                      0                 50,000
       Printing                                         0                    630                    630
                                             ------------           ------------           ------------

TOTAL DEVELOPMENT STAGE EXPENSES                   56,863                 44,004                215,609
                                             ------------           ------------           ------------

       LOSS FROM OPERATION                        (56,863)               (44,004)              (215,609)

       GAIN ON SALE OF INVESTMENT                       0                      0                 99,500

       OTHER INCOME                                10,840                  4,277                 15,117

       INTEREST EXPENSE                              (120)                    (6)                  (564)

       OTHER EXPENSE                              (23,213)                     0                (23,213)
                                             ------------           ------------           ------------

       NET LOSS                              $    (69,356)          $    (39,733)          $   (124,769)
                                             ============           ============           ============

LOSS PER COMMON SHARE
       Basic & diluted                       $    (0.0035)          $    (0.0060)
                                             ============           ============
Weighted-average number of common
 shares outstanding                            19,580,393              6,572,497
                                             ============           ============


   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
--------------------------------------------------------------------------------
                                                                                                             DEFICIT
                                                                                                            ACCUMULATED
                                                                 COMMON STOCK       ADDITIONAL  DURING THE    STOCK
                                                                                     PAID-IN    DEVELOPMENT SUBSCRIPTION
                                                            SHARES        AMOUNT     CAPITAL      STAGE      RECEIVABLE      TOTAL
                                                          ----------      ------     -------     --------     --------      -------
Balance, November 22, 1999 (date of inception)                     0    $      0    $      0  $         0    $       0    $       0

Common stock issued to related parties for
  management services                                      5,000,000       5,000      26,200            0            0       31,200

Loss during development stage for the period
November 22, 1999 (inception) through  December 31, 1999           0           0           0       (4,883)           0       (4,883)
                                                          ----------      ------     -------     --------     --------      -------

Balance, December 31, 1999                                 5,000,000       5,000      26,200       (4,883)           0       26,317

Loss during development stage for the year
ended December 31, 2000                                            0           0           0      (10,797)           0      (10,797)
                                                          ----------      ------     -------     --------     --------      -------

Balance, December 31, 2000                                 5,000,000       5,000      26,200      (15,680)           0       15,520

Increase in common stock issued resulting from
agreement and plan of distribution ("spin-off")                3,421           3          (3)           0            0            0

Reverse stock split 2-1                                   (2,501,689)     (2,502)      2,502            0            0            0

Common stock issued to Glick Global Development LLC       17,078,661      17,079     153,708            0     (170,787)           0

Loss during development stage for the year
ended December 31, 2001                                            0           0           0      (39,733)           0      (39,733)
                                                          ----------      ------     -------     --------     --------      -------

Balance, December 31, 2001                                19,580,393      19,580     182,407      (55,413)    (170,787)     (24,213)

Loss during development stage for the year
ended December 31, 2002                                            0           0           0      (69,356)           0      (69,356)
                                                          ----------      ------     -------     --------     --------      -------

Balance, December 31, 2002                                19,580,393      19,580     182,407     (124,769)    (170,787)     (93,569)
                                                          ==========      ======     =======     ========     ========      =======



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            YEARS ENDED                        FOR THE PERIOD
                                                                            DECEMBER 31,                      NOVEMBER 22, 1999
                                                                                                             (DATE OF INCEPTION)
OPERATING ACTIVITIES                                               2002                   2001               TO DECEMBER 31, 2002
                                                             ------------------     ------------------      -----------------------
Net loss                                                        $      (69,356)        $      (39,733)         $     (124,769)

Adjustment to reconcile net loss to net cash
used by operations
       Amortization                                                          0                      0                   1,354

Changes in assets and liabilities
       Increase (Decrease) in accounts payable                                                 19,813                  80,680
       and accrued expenses                                             54,267
       Decrease (Increase) in prepaid expenses                                                    190                       0
       Decrease (Increase) in organization costs                                                    0                  (1,354)
       Increase (Decrease) in loans and advances-
       related party                                                    13,034                      0                 (20,178)
       Increase (Decrease) in accrued interest receivable              (10,839)                (4,277)                (15,116)
                                                             ------------------     ------------------      ------------------

       Net cash used by operating activities                           (12,894)               (24,007)                (79,383)
                                                             ------------------     ------------------      ------------------

INVESTING ACTIVITIES

       Investment in related party                                           0                      0                       0
       Note receivable                                                  15,000                      0                       0
                                                             ------------------     ------------------      ------------------

       Net cash used for investing activities                           15,000                      0                       0
                                                             ------------------     ------------------      ------------------

FINANCING ACTIVITES

       Proceeds from promissory notes                                    1,200                    300                  51,500
       Proceeds from issuance of common stock                                0                      0                  31,200
                                                             ------------------     ------------------      ------------------

       Net cash used for financing activites                             1,200                    300                  82,700
                                                             ------------------     ------------------      ------------------

INCREASE (DECREASE) IN CASH                                              3,306                (23,707)                  3,317

CASH, BEGINNING OF PERIOD                                                   11                 23,718          $            0
                                                             ------------------     ------------------      ------------------

CASH, END OF PERIOD                                             $        3,317         $           11          $        3,317
                                                             ==================     ==================      ==================



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           YEARS ENDED               NOVEMBER 22, 1999
                                                                           DECEMBER 31,             (DATE OF INCEPTION)
                                                                                                         TO
                                                                    2002               2001          DECEMBER 31, 2002
                                                                    ----               ----          -----------------

Supplemental cash flow information:
      Interest paid                                              $          0      $           0     $            438
                                                                 ============      =============     ================
      Income taxes paid                                          $          0      $           0     $              0
                                                                 ============      =============     ================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $            700
                                                                 ============      =============     ================

      Additional shares resulting from spin-off from parent      $          0      $           0     $              9
                                                                 ============      =============     ================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $           0     $        170,787
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

     The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), a publicly trade company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). It was spun-off by Incubator on January 10, 2001. Upon such spin-off, shareholders of Incubator received 0.1439 shares of the Company for each share of Incubator owned as of February 13, 2001.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to December 31, 2002 aggregated $124,769. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2002 and December 31, 2001, the Company had net operating loss carryforwards ("NOL's") of $69,536 and $39,733 respectively, which will be available to reduce future taxable income and expense in the period ending December 31, 2016 and year ended December 31, 2015, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                          December 31,            December 31,
                                            2002                      2001
                                        ------------              --------

     Deferred tax assets                $    27,467               $    15,695
     Valuation allowance                    (27,467)                  (15,695)
                                        ------------              -----------


     Deferred tax asset, net            $      -                  $      -
                                        ============              ===========

     At December 31, 2002 and December 31, 2001, a full valuation allowance was provided since realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2002 and December 31, 2001, principally due to the following

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
                                                              =====

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2002 and December 31, 2001 consisted of the following: December 31, December 31, 2002 2001

     Accounts payable                                  $  68,734     $  20,362
     Accrued expenses                                     11,820         6,045
     Accrued interest                                        126             6
                                                       ---------     ---------

     Total accounts payable and accrued expenses       $  80,680     $  26,413
                                                       =========     =========

6.   NOTE PAYABLE

     At December 31, 2002 and December 31, 2001, the Company had outstanding notes aggregating a total of $1,500 and $300, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

7.   NOTE RECEIVABLE

     For the year ended December 31, 2002 and for the year ended December 31, 2001 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178 and $48,212 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2000 which has an interest rate of 12% per annum, and was due on June 10, 2001, the notes were not interest bearing and are due on demand. On April 19, 2002 the Company agreed to reduce the debt owed from I-Incubator to $25,000 and made a payment of $4,821.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   STOCKHOLDERS' EQUITY

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

     On October 5, 2001, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global, Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,786.61 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,786.61 and bears interest at an annual rate equivalent to 6.0% per annum is due and payable on October 4, 2005. Such note is secured by the 17,078,661 Company shares. On such date, Michael D Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary, and Director of the Company. Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D Farkas remains on the Company Board of Directors.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     The Company has loaned funds to Incubator to meet various working capital requirements. For the year ended December 31, 2002 and year ended December 31, 2001 these advances totaled $20,178 and $48,212 respectively.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase two domain names, I-Realtyauction.com, and I-Realtyauction.net, for $50,000. The amount is still payable as of December 31, 2002.

     On September 1, 2000, the Company entered into an agreement with Envitro.com, Inc., a related party in which Michael Farkas is a beneficial owner, to design and construct a website for $50,000.

     Between October and November 2000, the Company issued to Atlas Equity Group, Inc. two promissory notes aggregating $5,000. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 to February 2001. The Company paid off the borrowings in November 2000. Atlas Equity is owned by Michael D. Farkas.

     In October 2001, the Company issued to Atlas Equity Group, Inc. a promissory note for $300. The promissory note bears interest of 10% per annum and is due and payable on demand. Atlas Equity is owned by Michael D. Farkas.

     In February, April and December 2002, the Company issued to Atlas Equity Group, Inc. promissory notes for $1,000, 100 and $50, respectively. The promissory notes bear interest of 10% per annum and are due and payable in February, April and December 2003. Atlas Equity is owned by Michael D. Farkas.

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

Michael D. Farkas, 29, has been our Director since inception and was our President from December 22, 1999 to October 5, 2001. Mr. Farkas is currently: the Chairman and Chief Executive Officer of The Atlas Group of Companies, LLC, a privately held financial services holding company; the President of Atlas Equity Group, Inc., a consulting company established in the early 1990s that provides a wide range of business advisory services to its corporate clients, including administrative services, accounting and back office services, management consulting services, head hunting services, business plan writing, financial public relations and due diligence services; Chairman and CEO of Wealthhound.com, Inc.; The CEO of Atlas Opportunity Fund, Ltd.; CEO of Atlas Private Equity, LLC and a director of Atlas Realty Services, LLC.

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