Form 10QSB
period 2003-03-31
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended March 31, 2003.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF MARCH 31, 2003
AND DECEMBER 31, 2002 AND FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH MARCH 31, 2003

GENESIS REALTY GROUP, INC.
(A Development Stage Company)


TABLE OF CONTENTS
--------------------------------------------------------------------------------



Balance sheets                                                         1

Statements of operations                                               2

Statements of cash flows                                              3-4

Notes to financial statement                                           5


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     (Unaudited)
                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        2003                    2002
                                                                                  ------------------     -------------------
ASSETS

CURRENT ASSETS:
      Cash                                                                           $          839         $         3,317
      Loan receivable - related party                                                        20,178                  20,178
      Accrued interest receivable - related party                                            17,678                  15,116
                                                                                  ------------------     -------------------

TOTAL ASSETS                                                                         $       38,695         $        38,611
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                          $       95,987         $        80,680
      Accounts payable - related party                                                       50,070                  50,000
      Note payable - related party                                                                0                   1,500
                                                                                  ------------------     -------------------

      Total current liabilities                                                             146,057                 132,180
                                                                                  ------------------     -------------------

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares
        authorized; 19,580,393 shares issued and outstanding                                 19,580                  19,580
      Additional paid-in capital                                                            182,407                 182,407
      Deficit accumulated during the development stage                                     (138,562)               (124,769)
      Stock subcription receivable                                                         (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' equity                                                         (107,362)                (93,569)
                                                                                  ------------------     -------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       38,695         $        38,611
                                                                                  ==================     ===================




   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                         (UNAUDITED)                        (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,                        FOR THE PERIOD
                                                                         ---------                       NOVEMBER 22, 1999
                                                                                                       (DATE OF INCEPTION) TO
                                                               2003                   2002                 MARCH 31, 2003
                                                        -------------------     ------------------     -----------------------
DEVELOPMENT STAGE REVENUES                                  $            0         $            0         $                 0
                                                        -------------------     ------------------     -----------------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                                                      0                      0                       1,354
       Accounting                                                    3,250                  1,290                      32,060
       Bank charges                                                     50                     52                         484
       On-line services                                                300                    300                       3,100
       Domain names                                                      0                      0                      50,070
       Legal fees                                                        0                  1,886                      13,874
       Corporate fees                                                  179                      0                       2,629
       Office general                                               12,000                 12,000                      72,238
       Shareholder related services                                      0                    163                         272
       Transfer agent fees                                             432                    238                       5,109
       Website development                                               0                      0                      50,000
       Printing                                                          0                      0                         630
                                                        -------------------     ------------------     -----------------------

TOTAL DEVELOPMENT STAGE EXPENSES                                    16,211                 15,929                     231,820
                                                        -------------------     ------------------     -----------------------

       LOSS FROM OPERATION                                         (16,211)               (15,929)                   (231,820)

       GAIN ON SALE OF INVESTMENT                                        0                      0                      99,500

       OTHER INCOME                                                  2,562                  3,012                      17,679

       INTEREST EXPENSE                                               (144)                   (16)                       (708)

       OTHER EXPENSE                                                     0                      0                     (23,213)
                                                        -------------------     ------------------     -----------------------

       NET LOSS                                             $      (13,793)        $      (12,933)        $          (138,562)
                                                        ===================     ==================     =======================

LOSS PER COMMON SHARE
       Basic & diluted                                      $        (0.00)        $        (0.00)
                                                        ===================     ==================
Weighted-average number of common
 shares outstanding                                             19,580,393             19,580,393
                                                        ===================     ==================




   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              (Unaudited)                         (Unaudited)
                                                                           THREE MONTHS ENDED                    FOR THE PERIOD
                                                                               MARCH 31,                        NOVEMBER 22, 1999
                                                                              ---------                        (DATE OF INCEPTION)
OPERATING ACTIVITES                                                 2003                     2002              TO MARCH 31, 2003
                                                             -------------------       ------------------      -------------------
Net loss                                                        $       (13,793)          $      (12,933)          $     (138,492)

Adjustments to reconcile net loss to net cash used by
Operations
    Amortization                                                              0                        0                    1,354

Changes in assets and liabilities
    Increase (Decrease) in accounts payable and
    accrued expenses                                                     15,377                   14,940                   95,987
    Decrease (Increase) organization cost                                     0                        0                   (1,354)
    Increase (Decrease) in loans and advances                                 0                        0                   29,822
    -related party
    Increase (Decrease) in accrued interest receivable                   (2,562)                  (3,011)                 (17,678)
                                                             -------------------       ------------------      -------------------

    Net cash used by operating activities                                  (978)                  (1,004)                 (30,361)
                                                             -------------------       ------------------      -------------------

INVESTING ACTIVITIES:

    Note receivable                                                           0                        0                        0
                                                             -------------------       ------------------      -------------------

    Net cash used for investing activities                                    0                        0                        0
                                                             -------------------       ------------------      -------------------

FINANCING ACTIVITIES

    Proceeds from the issuance of common stock                                0                        0                   31,200
    Proceeds from the issuance of note payables                          (1,500)                       0                        0
                                                             -------------------       ------------------      -------------------

    Net cash used for financing activities                               (1,500)                       0                   31,200
                                                             -------------------       ------------------      -------------------

INCREASE (DECREASE) IN CASH                                              (2,478)                      (4)                     839

CASH, BEGINNING OF PERIOD                                                 3,317                       11                        0
                                                             -------------------       ------------------      -------------------

CASH, END OF PERIOD                                             $           839           $            7           $          839
                                                             ===================       ==================      ===================



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------


                                                                            (Unaudited)                  (Unaudited)
                                                                         THREE MONTHS ENDED             FOR THE PERIOD
                                                                             MARCH 31,                 NOVEMBER 22, 1999
                                                                            ---------                 (DATE OF INCEPTION)
OPERATING ACTIVITES                                                  2003               2002           TO MARCH 31, 2003
                                                                 ------------      --------------       ---------------

Supplemental cash flow information:
      Interest paid                                              $          0      $            0       $           573
                                                                 ============      ===============     ================
      Income taxes paid                                          $          0      $            0       $             0
                                                                 ============      ===============     ================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $            0       $           700
                                                                 ============      ===============     ================
      Additional shares resulting from spin-off from parent      $          0      $            0       $             9
                                                                 ============      ===============     ================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $            0       $       170,787
                                                                 ============      ===============     ================






   The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and December 31, 2002, the statements of operations and cash flows for the three months ended March 31, 2003 and 2002.

     The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.   NOTE PAYABLE

     During the year ended December 31, 2002, the Company entered into notes aggregating a total of $1,200. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%. The notes were paid during the three months ended March 31, 2003.

3.   NOTE RECEIVABLE

     For the three months ended March 31, 2003 and for the year ended December 31, 2002 the Company had outstanding loans with Incubator, its controlling shareholder in the amount of $20,173. Included in this amount is a $15,000 promissory note issued by I-Incubator on December 11, 2001 which has an interest rate of 12% per annum, and is due on June 10, 2002. As of March 31, 2003 the note is delinquent.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $138,562, primarily consisting of accounting ($32,060), legal ($13,874), office general ($72,238) and the expense in retaining our domain name and development of our website ($50,000 and $50,000, respectively).

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Development stage expenses during the three months ended March 31, 2003 was $16,211 as compared to $15,929 for the period ended March 31, 2002.

Expenses for the three months ended March 31, 2003 were primarily office general expense ($12,000) for administrative service rendered to the Company and accounting fees ($3,250) in for the Company's quarterly regulatory filings.

Expenses for the three months ended March 31, 2002 were primarily office general expense ($12,000) for administrative service rendered to the Company. The Company also incurred accounting fees ($1,290) and legal fees ($1,886) for quarterly regulatory filings.

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

For the three months ended March 31, 2003, we incurred a net loss of $13,793. Our accumulated deficit since inception is $138,562. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

During the year ended December 31, 2002, the Company entered into notes aggregating a total of $1,200. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%. The notes were paid during the three months ended March 31, 2003.

For the three months ended March 31, 2003 and for the year ended December 31, 2002 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178 and $20,178 respectively. With the exception of a $15,000 promissory note issued by I-Incubator on December 11, 2002 which has an interest rate of 12% per annum, and is due on June 10, 2002. As of March 31, 2003 the note is delinquent.

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

        No reports on Form 8-K were filed for this quarter of 2003.



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