Form 10QSB
period 2003-06-30
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended June 30, 2003.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF JUNE 30, 2003
AND DECEMBER 31, 2002 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH JUNE 30, 2003

GENESIS REALTY GROUP, INC.
(A Development Stage Company)


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Balance sheets                                                        1

Statements of operations                                              2

Statements of cash flows                                             3-4

Notes to financial statements                                        5-7


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     (UNAUDITED)
ASSETS                                                                                JUNE 30,                DECEMBER 31,
                                                                                        2003                    2002
                                                                                  ------------------     -------------------


CURRENT ASSETS:
      Cash                                                                           $          284         $         3,317
      Loan receivable - related party                                                        20,178                  20,178
      Accrued interest receivable - related party                                            20,266                  15,116
                                                                                  ------------------     -------------------

TOTAL ASSETS                                                                         $       40,728         $        38,611
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                          $      111,323         $        80,680
      Accounts payable - related party                                                       50,000                  50,000
      Notes payable - related party                                                               -                   1,500
                                                                                  ------------------     -------------------

      Total current liabilities                                                             161,323                 132,180
                                                                                  ------------------     -------------------

STOCKHOLDERS' DEFICIENCY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,350 shares issued and
        outstanding at June 30, 2003 & December 31, 2002                                     19,580                  19,580
      Additional paid-in capital                                                            182,407                 182,407
      Deficit accumulated during the development stage                                     (151,795)               (124,769)
      Stock subscription receivable                                                        (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' deficiency                                                     (120,595)                (93,569)
                                                                                  ------------------     -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $       40,728         $        38,611
                                                                                  ==================     ===================




   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                (UNAUDITED)                   (UNAUDITED)             (UNAUDITED)
                                             SIX MONTHS ENDED              THREE MONTHS ENDED       FOR THE PERIOD
                                                 JUNE 30,                       JUNE 30,           NOVEMBER 22, 1999
                                                 --------                       --------          (DATE OF INCEPTION)
                                          2003            2002            2003            2002      TO JUNE 30, 2003
                                      ------------    ------------    ------------    ------------    ------------
DEVELOPMENT STAGE REVENUES            $          0    $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                              0               0               0               0           1,354
       Accounting                            6,500           2,540           3,250           1,250          35,310
       Bank charges                             95              79              45              27             529
       On-line services                        600             600             300             300           3,400
       Domain names                              0               0               0               0          50,070
       Legal fees                                0           2,985               0           1,100          13,874
       Corporate fees                          179             553               0             553           2,629
       Office general                       24,000          24,000          12,000          12,000          84,238
       Shareholder related services              0             163               0               0             272
       Transfer agent fees                     659             519             227             281           5,336
       Website development                       0               0               0               0          50,000
       Printing                                  0               0               0               0             630
                                      ------------    ------------    ------------    ------------    ------------

TOTAL DEVELOPMENT STAGE EXPENSES            32,033          31,439          15,822          15,511         247,642
                                      ------------    ------------    ------------    ------------    ------------

       LOSS FROM OPERATIONS                (32,033)        (31,439)        (15,822)        (15,511)       (247,642)
       GAIN ON SALE OF INVESTMENT                0               0               0               0          99,500
       OTHER INCOME                          5,152           5,602           2,590           2,591          20,269
       OTHER EXPENSES                            0         (23,213)              0         (23,213)        (23,213)
       INTEREST EXPENSE                       (145)            (50)              0             (34)           (708)
                                      ------------    ------------    ------------    ------------    ------------

       NET LOSS                       $    (27,026)   $    (49,100)   $    (13,232)   $    (36,167)   $   (151,794)
                                      ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
       Basic & diluted                $    (0.0014)   $    (0.0025)   $    (0.0007)   $    (0.0018)
                                      ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                     19,580,353      19,580,353      19,580,353      19,580,353
                                      ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                           (UNAUDITED)                       (UNAUDITED)
                                                                         SIX MONTHS ENDED                  FOR THE PERIOD
                                                                              JUNE 30,                   NOVEMBER 22, 1999
                                                                                                         (DATE OF INCEPTION)
                                                                      2003                 2002            TO JUNE 30, 2003
                                                                  -----------           ----------         ----------------

OPERATING ACTIVITIES

Net loss                                                          $   (27,026)          $  (49,100)           $  (151,794)

Adjustment to reconcile net loss to net cash
 used by operations
       Amortization                                                        --                   --                  1,354

Changes in assets and liabilities
       Increase (decrease) in accounts payable
        and accrued expenses                                           30,645               29,285                111,323
       Decrease (increase) in organization costs                           --                   --                 (1,354)
       Increase (decrease) in loans and advances-
        related party                                                      --               13,034                 29,822
       Increase (decrease) in accrued interest receivable              (5,152)              (5,602)               (20,267)
                                                                  -----------           ----------            -----------


       Net cash from operating activities                              (1,533)             (12,383)               (30,916)
                                                                  -----------           ----------            -----------

INVESTING ACTIVITIES

       Note receivable                                                     --               15,000                     --
                                                                  -----------           ----------            -----------

       Net cash from investing activities                                  --               15,000                     --
                                                                  -----------           ----------            -----------

FINANCING ACTIVITIES

       Proceeds from promissory notes                                      --                1,050                     --
       Repayment from promissory notes                                 (1,500)                  --                     --
       Proceeds from issuance of common stock                              --                   --                 31,200
                                                                  -----------           ----------            -----------

       Net cash from financing activities                              (1,500)               1,050                 31,200
                                                                  -----------           ----------            -----------

INCREASE (DECREASE) IN CASH                                       $    (3,033)          $    3,667            $       284

CASH, BEGINNING OF PERIOD                                               3,317                   11                     --
                                                                  -----------           ----------            -----------

CASH, END OF PERIOD                                               $       284           $    3,678            $       284
                                                                  ===========           ==========            ===========





   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                           (UNAUDITED)                 (UNAUDITED)
                                                                         SIX MONTHS ENDED             FOR THE PERIOD
                                                                              JUNE 30,               NOVEMBER 22, 1999
                                                                                                    (DATE OF INCEPTION)
                                                                      2003              2002          TO JUNE 30, 2003
                                                                  -----------        ----------      ----------------

Supplemental cash flow information:
      Interest paid                                              $          0      $           0     $            573
                                                                 ============      =============     ================
      Income taxes paid                                          $          0      $           0     $              0
                                                                 ============      =============     ================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $            700
                                                                 ============      =============     ================

      Additional shares resulting from spin-off from parent      $          0      $           0     $              9
                                                                 ============      =============     ================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $           0     $        170,787
                                                                 ============      =============     ================





   The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and December 31, 2002, the statements of operations for the six and three months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002.

     The results of operations for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.   NOTE PAYABLE

     During the year ended December 31, 2002, the Company entered into notes aggregating a total of $1,500. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%. The notes were repaid during the six months ended June 30, 2003.

3.   NOTE RECEIVABLE

     For the six months ended June 30, 2003 and for the year ended December 31, 2002 the Company had outstanding loans with Incubator, its controlling shareholder in the amount of $20,178. Included in this amount is a $15,000 promissory note issued by I-Incubator on December 11, 2001 which has an interest rate of 12% per annum, and was due on June 10, 2002. As of June 30, 2003 the note is delinquent.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Loss from operations since inception have amounted to $151,794, primarily consisting of accounting ($35,310), legal ($13,874), office general ($84,238) and the expense in retaining our domain name and development of our website ($50,070 and $50,000, respectively).

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Development stage expenses during the six and three months ended June 30, 2003 were $32,033 and $15,822, respectively, as compared to $31,439 and $15,511 for the six and three month period ended June 30, 2002, respectively.

Expenses for the six months ended June 30, 2003 were primarily office general expense ($24,000) for administrative service rendered to the Company and accounting fees ($6,500) for the Company's quarterly regulatory filings.

Expenses for the six months ended June 30, 2002 were primarily office general expense ($24,000) for administrative service rendered to the Company. The Company also incurred accounting fees ($2,540) and legal fees ($2,985) for quarterly regulatory filings.

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's development.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

For the six months ended June 30, 2003, we incurred a net loss of $27,026. Our accumulated deficit since inception is $151,794. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

During the year ended December 31, 2002, the Company entered into notes aggregating a total of $1,200. These notes were short-term borrowings with maturities of less then one year with an interest rate of 10%. All three notes were repaid during the six months ended June 30, 2003.

Through June 30, 2003 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178. Included in this amount is a $15,000 promissory note issued by I-Incubator on December 11, 2002 which has an interest rate of 12% per annum, and was due on June 10, 2002. As of June 30, 2003, the
note is delinquent.

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