Form 10QSB
period 2003-09-30
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended September 30, 2003.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002 AND FOR THE PERIOD
NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)


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


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      (UNAUDITED)
ASSETS                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                          2003                   2002
                                                                                  ---------------------   --------------------


CURRENT ASSETS:
      Cash                                                                            $            386        $         3,317
      Loan receivable - related party                                                           20,178                 20,178
      Accrued interest receivable - related party                                               22,887                 15,116
                                                                                  ---------------------   --------------------

TOTAL ASSETS                                                                          $         43,451        $        38,611
                                                                                  =====================   ====================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                           $        118,706        $        80,680
      Accounts payable - related party                                                          50,300                 50,000
      Note payable - related party                                                                   -                  1,500
                                                                                  ---------------------   --------------------

      Total current liabilities                                                                169,006                132,180
                                                                                  ---------------------   --------------------

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,350 shares issued and
        outstanding at September 30, 2003 & December 31, 2002                                   19,580                 19,580
      Additional paid-in capital                                                               182,407                182,407
      Deficit accumulated during the development stage                                        (156,755)              (124,769)
      Stock subscription receivable                                                           (170,787)              (170,787)
                                                                                  ---------------------   --------------------

        Total stockholders' equity                                                            (125,555)               (93,569)
                                                                                  ---------------------   --------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $         43,451        $        38,611
                                                                                  =====================   ====================





   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                               (UNAUDITED)                    (UNAUDITED)              (UNAUDITED)
                                            NINE MONTHS ENDED              THREE MONTHS ENDED        FOR THE PERIOD
                                               SEPTEMBER 30,                  SEPTEMBER 30,          NOVEMBER 22, 1999
                                                                                                   (DATE OF INCEPTION) TO
                                          2003            2002            2003            2002       SEPTEMBER 30, 2003
                                      ------------    ------------    ------------    ------------   ------------------
DEVELOPMENT STAGE REVENUES            $          -    $          -    $          -    $          -    $          -
                                      ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:
       Amortization                              0               0               0               0           1,354
       Accounting                            9,750            (107)          3,250          (2,647)         38,560
       Bank charges                            143              79              48               0             577
       On-line services                        600             900               0             300           3,400
       Domain names                              0               0               0               0          50,070
       Legal fees                                0           3,985               0           1,000          13,874
       Corporate fees                          179             553               0               0           2,629
       Office general                       28,000          36,000           4,000          12,000          88,238
       Shareholder related services              0             163               0               0             272
       Transfer agent fees                     934             674             275             155           5,611
       Website development                       0               0               0               0          50,000
       Printing                                  0               0               0               0             630
                                      ------------    ------------    ------------    ------------    ------------

TOTAL DEVELOPMENT STAGE EXPENSES            39,606          42,247           7,573          10,808         255,215
                                      ------------    ------------    ------------    ------------    ------------

       LOSS FROM OPERATIONS                (39,606)        (42,247)         (7,573)        (10,808)       (255,215)
       GAIN ON SALE OF INVESTMENT                0               0               0               0          99,500
       OTHER INCOME                          7,771           8,221           2,619           2,619          22,888
       OTHER EXPENSES                            0         (23,213)              0               0         (23,213)
       INTEREST EXPENSE                       (151)            (85)             (6)            (35)           (714)
                                      ------------    ------------    ------------    ------------    ------------

       NET LOSS                       $    (31,986)   $    (57,324)   $     (4,960)   $     (8,224)   $   (156,754)
                                      ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
       Basic & diluted                $    (0.0016)   $    (0.0029)   $    (0.0003)   $    (0.0004)
                                      ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                     19,580,350      19,580,350      19,580,350      19,580,350
                                      ============    ============    ============    ============




    The accompanying notes are an integral part of these financial statements


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                           (UNAUDITED)                    (UNAUDITED)
                                                                        NINE MONTHS ENDED               FOR THE PERIOD
                                                                            SEPTEMBER 30,              NOVEMBER 22, 1999
                                                                                                       (DATE OF INCEPTION)
OPERATING ACTIVITIES                                                 2003                2002         TO SEPTEMBER 30, 2003
                                                                   ---------           ---------      ---------------------
Net loss                                                           $ (31,986)          $ (57,324)          $(156,754)

Adjustment to reconcile net loss to net cash
used by operations
       Amortization                                                        0                   0               1,354

Changes in assets and liabilities
       Increase (Decrease) in accounts payable                        38,026              37,509             118,705
       and accrued expenses
       Decrease (Increase) in organization costs                           0                   0              (1,354)
       Increase (Decrease) in loans and advances-                          0              13,034              29,822
       related party
       (Increase) Decrease in accrued interest receivable             (7,771)             (5,602)            (22,887)
                                                                   ---------           ---------           ---------

       Net cash from operating activities                             (1,731)            (12,383)            (31,114)
                                                                   ---------           ---------           ---------

INVESTING ACTIVITIES

       Note receivable                                                     0              15,000                   0
                                                                   ---------           ---------           ---------

       Net cash from investing activities                                  0              15,000                   0
                                                                   ---------           ---------           ---------

FINANCING ACTIVITES

       Proceeds from promissory notes                                      0               1,050                 300
       Repayment from promissory notes                                (1,200)                  0                   0
       Proceeds from issuance of common stock                              0                   0              31,200
                                                                   ---------           ---------           ---------

       Net cash from financing activites                              (1,200)              1,050              31,500
                                                                   ---------           ---------           ---------

INCREASE (DECREASE) IN CASH                                           (2,931)              3,667                 386

CASH, BEGINNING OF PERIOD                                              3,317                  11                   0
                                                                   ---------           ---------           ---------

CASH, END OF PERIOD                                                $     386           $   3,678           $     386
                                                                   =========           =========           =========




   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           (UNAUDITED)                    (UNAUDITED)
                                                                        NINE MONTHS ENDED               FOR THE PERIOD
                                                                            SEPTEMBER 30,              NOVEMBER 22, 1999
                                                                                                       (DATE OF INCEPTION)
OPERATING ACTIVITIES                                                 2003                2002         TO SEPTEMBER 30, 2003
                                                                   ---------           ---------      ---------------------

Supplemental cash flow information:
      Interest paid                                              $          0      $           0     $               573
                                                                 ============      =============     ===================
      Income taxes paid                                          $          0      $           0     $                 0
                                                                 ============      =============     ===================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $               700
                                                                 ============      =============     ===================
      Additional shares resulting from spin-off from parent      $          0      $           0     $                 9
                                                                 ============      =============     ===================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $           0     $           170,787
                                                                 ============      =============     ===================




   The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and December 31, 2002, the statements of operations for the nine and three months ended September 30, 2003 and 2002 and the statement of cash flows for the nine months ended September 30, 2003 and 2002.

     The results of operations for the nine and three months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.   NOTE PAYABLE

     During the year ended December 31, 2002, the Company entered into notes aggregating a total of $1,200. These notes are short-term borrowing with maturities of less than one year with an interest rate of 10%. The notes were repaid during the three months ended March 31, 2003.

     On July 24, 2003, the Company executed a note with Atlas Equity for $300. This note is a short-term borrowing with a maturity of one year and incurs interest at the rate of 10% per annum.

3.   NOTE RECEIVABLE

     The Company has loans outstanding to Incubator, its controlling shareholder, in the amount of $20,178. Included in this amount is a $15,000 promissory note issued by I-Incubator on December 11, 2001 which has an interest rate of 12% per annum, and was due on June 10, 2002. As of September 30, 2003 the note is delinquent.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $156,754, primarily consisting of accounting ($38,560), legal ($13,874), office general ($88,238) and the expense in retaining our domain name and development of our website ($50,070 and $50,000, respectively).

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Development stage expenses incurred during the nine and three months ended September 30, 2003 were $39,606 and $7,573, respectively, as compared to $42,247 and $10,808 for the nine and three month period ended September 30, 2002, respectively.

Expenses for the nine months ended September 30, 2003 were primarily general office expense ($28,000) for administrative service rendered to the Company and accounting fees ($9,750) for the Company's quarterly regulatory filings.

Expenses for the nine months ended September 30, 2002 were primarily general office expense ($36,000) for administrative service rendered to the Company. The Company also incurred legal fees ($3,985) for quarterly regulatory filings.

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

For the nine months ended September 30, 2003, we incurred a net loss of $31,986. Our accumulated deficit since inception is $156,754. Such accumulated losses have resulted significantly from costs incurred in the purchase of our domain name and various professional fees.

During the nine months ended September 30, 2003 and year ended December 31, 2002, the Company executed one and three individual notes aggregating a total of $300 and $1,200, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%. The three notes outstanding as of December 31, 2002, were paid during the three months ended March 31, 2003. On July 24, 2003, the Company executed a note with Atlas Equity for $300.

The Company has loans outstanding to Incubator, its controlling shareholder, in the amount of $20,178. Included in this amount is a $15,000 promissory note issued by I-Incubator on December 11, 2002 which has an interest rate of 12% per annum, and was due on June 10, 2002. As of September 30, 2003 the note is delinquent.

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