Form 10KSB
period 2003-12-31
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended December 31, 2003

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

                              Yes [ ]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )


Revenues for year ended December 31, 2003: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2003, was: $O

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


Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are as follows:

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003
AND DECEMBER 31, 2002 AND FOR THE YEARS ENDED DECEMBER 31, 2003
AND 2002 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2003

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)


TABLE OF CONTENTS
--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD
NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

Balance sheets                                                             2

Statements of operations                                                   3

Statements of stockholders' deficiency                                     4

Statements of cash flows                                                  5-6

Notes to financial statements                                            7-13

INDEPENDENT AUDITORS' REPORT



To the Stockholders and
Board of Directors
Genesis Realty Group, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Genesis Realty Group, Inc. (a development stage company) as of December 31, 2003 and 2002 the related statements of operations, changes in stockholders' deficiency and cash flow for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. as of December 31, 2003 and 2002, and the result of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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



Seligson & Giannattasio, LLP
N. White Plains, NY
September 21, 2004


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                                              DECEMBER 31,            DECEMBER 31,
                                                                                        2003                    2002
                                                                                  ------------------     -------------------

CURRENT ASSETS:
      Cash                                                                           $           65         $         3,317
      Loan receivable - related party                                                        20,178                  20,178
      Accrued interest receivable - related party                                            25,506                  15,116
                                                                                  ------------------     -------------------

      Total current assets                                                                   45,749                  38,611
                                                                                  ------------------     -------------------

TOTAL ASSETS                                                                         $       45,749         $        38,611
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                          $      126,393         $        80,680
      Accounts payable - related party                                                       55,570                  50,000
      Note payable - related party                                                            2,900                   1,500
                                                                                  ------------------     -------------------

      Total current liabilities                                                             184,863                 132,180
                                                                                  ------------------     -------------------

STOCKHOLDERS' DEFICIENCY:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
        outstanding at December 31, 2003 and 2002, respectively                              19,580                  19,580
      Additional paid-in capital                                                            182,407                 182,407
      Deficit accumulated during the development stage                                     (170,314)               (124,769)
      Stock subscription receivable                                                        (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' deficiency                                                     (139,114)                (93,569)
                                                                                  ------------------     -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $       45,749         $        38,611
                                                                                  ==================     ===================



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                  FOR THE PERIOD
                                                     YEAR ENDED                  NOVEMBER 22, 1999
                                                     DECEMBER 31,               (DATE OF INCEPTION)
                                                     ------------                      TO
                                              2003                2002          DECEMBER 31, 2003
                                          ------------        ------------      -----------------
DEVELOPMENT STAGE REVENUES                $          0        $          0        $          0
                                          ------------        ------------        ------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                                  0                   0               1,354
       Accounting                               25,111               4,143              53,921
       Bank charges                                191                  79                 625
       On-line services                            600               1,200               3,400
       Domain names                                  0                   0              50,070
       Legal fees                                    0               1,598              13,874
       Corporate fees                              179                 553               2,629
       Office general                           28,000              48,000              88,238
       Shareholder related services                  0                   0                 272
       Transfer agent fees                       1,509               1,290               6,187
       Website development                           0                   0              50,000
       Printing                                      0                   0                 630
                                          ------------        ------------        ------------

TOTAL DEVELOPMENT STAGE EXPENSES                55,590              56,863             271,200
                                          ------------        ------------        ------------

       LOSS FROM OPERATION                     (55,590)            (56,863)           (271,200)

       GAIN ON SALE OF INVESTMENT                    0                   0              99,500

       OTHER INCOME                             10,390              10,840              25,507

       INTEREST EXPENSE                           (345)               (120)               (908)

       OTHER EXPENSE                                 0             (23,213)            (23,213)
                                          ------------        ------------        ------------

       NET LOSS                           $    (45,545)       $    (69,356)       $   (170,314)
                                          ============        ============        ============

LOSS PER COMMON SHARE
       Basic & diluted                    $      (0.00)       $      (0.00)
                                          ============        ============
Weighted-average number of common
 shares outstanding                         19,580,393          19,580,393
                                          ============        ============



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                               COMMON STOCK        ADDITIONAL  DURING THE     STOCK
                                                                                    PAID-IN    DEVELOPMENT  SUBSCRIPTION
                                                           SHARES       AMOUNT      CAPITAL      STAGE       RECEIVABLE    TOTAL
                                                         ----------   ---------    ---------    ---------    -----------  ---------
Balance, November 22, 1999 (date of inception)                   0    $       0    $       0    $       0    $       0    $       0

Common stock issued to related parties for
  management services                                      5,000,000      5,000       26,200            0            0       31,200

Loss during development stage for the period
November 22, 1999 (inception) through  December 31, 1999           0          0            0       (4,883)           0       (4,883)
                                                         ----------   ---------    ---------    ---------    -----------  ---------

Balance, December 31, 1999                                 5,000,000      5,000       26,200       (4,883)           0       26,317

Loss during development stage for the year
ended December 31, 2000                                            0          0            0      (10,797)           0      (10,797)
                                                         ----------   ---------    ---------    ---------    -----------  ---------

Balance, December 31, 2000                                 5,000,000      5,000       26,200      (15,680)           0       15,520

Increase in common stock issued resulting from
agreement and plan of distribution ("spin-off")                3,421          3           (3)           0            0            0

Reverse stock split 2-1                                   (2,501,689)    (2,502)       2,502            0            0            0

Common stock issued to Glick Global Development LLC       17,078,661     17,079      153,708            0     (170,787)           0

Loss during development stage for the year
ended December 31, 2001                                            0          0            0      (39,733)           0      (39,733)
                                                         ----------   ---------    ---------    ---------    -----------  ---------

Balance, December 31, 2001                                19,580,393     19,580      182,407      (55,413)    (170,787)     (24,213)

Loss during development stage for the year
ended December 31, 2002                                            0          0            0      (69,356)           0      (69,356)
                                                         ----------   ---------    ---------    ---------    -----------  ---------

Balance, December 31, 2002                                19,580,393     19,580      182,407     (124,769)    (170,787)     (93,569)

Loss during development stage for the year
ended December 31, 2003                                            0          0            0      (45,545)           0      (45,545)
                                                         ----------   ---------    ---------    ---------    -----------  ---------

Balance, December 31, 2003                               19,580,393   $  19,580    $ 182,407    $(170,314)   $  (170,787) $(139,114)
                                                         ==========   =========    =========    =========    ===========  =========



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            YEARS ENDED                        FOR THE PERIOD
                                                                            DECEMBER 31,                      NOVEMBER 22, 1999
                                                                                                             (DATE OF INCEPTION)
OPERATING ACTIVITIES                                               2003                   2002               TO DECEMBER 31, 2003
                                                             ------------------     ------------------      -----------------------
Net loss                                                        $      (45,545)        $      (69,356)         $     (170,314)

Adjustment to reconcile net loss to net cash
used by operations
       Amortization                                                                                                     1,354

Changes in assets and liabilities
       Increase (Decrease) in accounts payable
       and accrued expenses                                             45,504                 54,267                 126,058
       Decrease (Increase) in prepaid expenses                                                                              0
       Decrease (Increase) in organization costs                                                                       (1,354)
       Increase (Decrease) in loans and advances-
       related party                                                     5,570                 13,034                  35,392
       Increase (Decrease) in accrued interest receivable              (10,181)               (10,839)                (25,171)
                                                             ------------------     ------------------      ------------------

       Net cash used by operating activities                            (4,652)               (12,894)                (34,035)
                                                             ------------------     ------------------      ------------------

INVESTING ACTIVITIES

       Investment in related party                                           0                      0                       0
       Note receivable                                                       0                 15,000                       0
                                                             ------------------     ------------------      ------------------

       Net cash used for investing activities                                0                 15,000                       0
                                                             ------------------     ------------------      ------------------

FINANCING ACTIVITES

       Proceeds from promissory notes                                    1,400                  1,200                   2,900
       Proceeds from issuance of common stock                                0                      0                  31,200
                                                             ------------------     ------------------      ------------------

       Net cash used for financing activites                             1,400                  1,200                  34,100
                                                             ------------------     ------------------      ------------------

INCREASE (DECREASE) IN CASH                                             (3,252)                 3,306                      65

CASH, BEGINNING OF PERIOD                                                3,317                     11                       0
                                                             ------------------     ------------------      ------------------

CASH, END OF PERIOD                                             $           65         $        3,317          $           65
                                                             ==================     ==================      ==================



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                FOR THE PERIOD
                                                                                                                NOVEMBER 22, 1999
                                                                                   YEARS ENDED                 (DATE OF INCEPTION)
                                                                                  DECEMBER 31,                          TO
                                                                           2003                 2002            DECEMBER 31, 2003
                                                                           ----                 ----            -----------------

Supplemental cash flow information:
    Interest paid                                                       $      0               $      0               $    438
                                                                        ========               ========               ========
    Income taxes paid                                                   $      0               $      0               $      0
                                                                        ========               ========               ========

Noncash investing and financing activities:
    Shares issued to founder for consulting services                    $      0               $      0               $    700
                                                                        ========               ========               ========

    Additional shares resulting from spin-off from parent               $      0               $      0               $      9
                                                                        ========               ========               ========
    Stock issued for a promissory note from Glick
    Global Development, LLC                                             $      0               $      0               $170,787
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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to December 31, 2003 aggregated $170,314. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern. -9-

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2003, the Company had net operating loss carryforwards ("NOL's") of $115,081, which will be available to reduce future taxable income and expense in the period ending December 31, 2016.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                        December 31,              December 31,
                                            2003                      2002
                                            ----                      ----

     Deferred tax assets                  $  45,457                $  27,467
     Valuation allowance                    (45,457)                 (27,467)
                                          ----------               ----------

     Deferred tax asset, net              $      --                $      --
                                          ==========               ==========


     At December 31, 2003 and December 31, 2002, a valuation allowance has been provided as realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2003 and December 31, 2002, principally due to the following

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
                                                              =====

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2003 and December 31, 2002 consisted of the following:

                                                     December 31,   December 31,
                                                         2003          2002
                                                         ----          ----

     Accounts payable                                 $ 114,308       $  68,804
     Accrued expenses                                    11,750          11,750
     Accrued interest                                       335             126
                                                     ----------     -----------

     Total accounts payable and accrued expenses      $ 126,393       $  80,680
                                                      =========       =========


6.   NOTE PAYABLE

     During the year ended December 31, 2003 and December 31, 2002, the Company executed notes aggregating a total of $2,900 and $1,500, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

7.   NOTE RECEIVABLE

     For the year ended December 31, 2003 and for the year ended December 31, 2002 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178 and $20,178 respectively.

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

     On October 5, 2001, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global , Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,786.61 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,786.61 and bears interest at an annual rate equivalent to 6.0% per annum is due and payable on October 4, 2005. Such note is secured by the 17,078,661 Company shares. On such date, Michael D Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary, and Director of the Company. Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D Farkas remain on the Company Board of Directors.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.   RELATED PARTY TRANSACTIONS

     The Company has loaned funds to Incubator to meet various working capital requirements. For the year ended December 31, 2003 and year ended December 31, 2002 these advances totaled $20,178 and $20,178 respectively.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase two domain names, I-Realtyauction.com, and I-Realtyauction.net, for $50,000. The amount is still payable as of December 31, 2003.

     On September 1, 2000, the Company entered into an agreement with Envitro.com, Inc., a related party in which Michael Farkas is a beneficial owner, to design and construct a website for $50,000.

     Between October and November 2000, the Company issued to Atlas Equity Group, Inc., a majority shareholder of the Company, two promissory notes aggregating $5,000. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 to February 2001. The Company paid off the borrowings in November 2000.

     In October 2001, the Company issued to Atlas Equity Group, Inc. a promissory note for $300. The promissory note bears interest of 10% per annum and is due and payable on demand. The Company paid off the borrowings in January 2003. Atlas Equity is owned by Michael D. Farkas.

     In February, April and December 2002, the Company issued to Atlas Equity Group, Inc. promissory notes for $1,000, $100 and $50, respectively. The promissory notes bear interest of 10% per annum and were due and payable in February, April and December 2003. The Company paid off the borrowings in January 2003. Atlas Equity is owned by Michael D. Farkas.

     In December 2003, the Company issued to Atlas Equity Group, Inc. a promissory note for $2,600. The promissory note bears interest of 10% per annum and is due and payable on December 2004. Atlas Equity is owned by Michael D. Farkas.

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

Jeffrey Glick, 60, has been our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since October 5, 2001. Mr. Glick is also Chief Executive Officer of Glick International Development Corp. He began working under the tutelage of his father, the late Meyer Glick, the founder of The Glick Organization in 1964. In the late 1960's to early 1970's Mr. Glick successfully bid and completed his first construction project, the Geriatric Center at Long Island Jewish Hospital. By the mid-1970's Jeffrey Glick had expanded the Glick Organization into a residential development company, and took charge of this arm of the business. Mr. Glick's first major undertaking was the Estates I & II at North Hills which is a 320 unit luxury condominium project located in Manhasset, Long Island. Mr. Glick proceeded to develop the Baybridge Condominiums, a 770 unit development in Bayside Queens which included a large retail component. During his tenure at The Glick Organization, Mr. Glick was involved in the construction and/or development of over 30 projects comprising over 10,000 units. Jeffrey Glick is the father of Darren Glick.

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

Michael D. Farkas, 29, has been our Director since inception and was our President from December 22, 1999 to October 5, 2001. Mr. Farkas is currently: the Chairman and Chief Executive Officer of The Atlas Group of Companies, LLC, a privately held financial services holding company; the President of Atlas Equity Group, Inc., a consulting company established in the early 1990s that provides a wide range of business advisory services to its corporate clients, including administrative services, accounting and back office services, management consulting services, head hunting services, business plan writing, financial public relations and due diligence services; Chairman & CEO of Wealthhound.com, Inc., the CEO of Atlas Opportunity Fund, Ltd., an investment fund; CEO of Atlas Private Equity, an investment fund, and a director of Atlas Realty Services, LLC.

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