Form 10QSB
period 2004-03-31
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended March 31, 2004.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF MARCH 31, 2004
AND DECEMBER 31, 2003 AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION)
THROUGH MARCH 31, 2004

GENESIS REALTY GROUP, INC.
(A Development Stage Company)


TABLE OF CONTENTS
--------------------------------------------------------------------------------


FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND DECEMBER 31, 2003 AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

Balance sheets                                                          1

Statements of operations                                                2

Statements of cash flows                                               3-4

Notes to financial statements                                           5


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     (Unaudited)
                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        2004                    2003
                                                                                  ------------------     -------------------
ASSETS

CURRENT ASSETS:
      Cash                                                                           $        1,014         $            65
      Loan receivable - related party                                                                                20,178
      Accrued interest receivable - related party                                            28,096                  25,506
                                                                                  ------------------     -------------------

      Total current assets                                                                   29,110                  45,749
                                                                                  ------------------     -------------------


TOTAL ASSETS                                                                         $       29,110         $        45,749
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                          $      117,394         $       126,393
      Accounts payable - related party                                                       50,000                  55,570
      Note payable - related party                                                           21,770                   2,900
                                                                                  ------------------     -------------------

      Total current liabilities                                                             189,164                 184,863
                                                                                  ------------------     -------------------

STOCKHOLDERS' DEFICIT:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
        outstanding at March 31, 2004 & December 31, 2003                                    19,580                  19,580
      Additional paid-in capital                                                            182,407                 182,407
      Deficit accumulated during the development stage                                     (191,254)               (170,314)
      Stock subcription receivable                                                         (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' deficit                                                        (160,054)               (139,114)
                                                                                  ------------------     -------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $       29,110         $        45,749
                                                                                  ==================     ===================







   The accompanying notes are an integral part of these financial statements.
                                       -1-



GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                      (UNAUDITED)                       (UNAUDITED)
                                                                    THREE MONTHS ENDED                FOR THE PERIOD
                                                                        MARCH 31,                     NOVEMBER 22, 1999
                                                                       ---------                     (DATE OF INCEPTION)
                                                               2004                 2003              TO MARCH 31, 2004
                                                        -------------------  -------------------    ----------------------
DEVELOPMENT STAGE REVENUES                                  $            0       $            0         $            0
                                                        -------------------  -------------------    -------------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                                                      0                    0                  1,354
       Accounting                                                    2,750                3,250                 56,671
       Bank charges                                                     48                   50                    673
       On-line services                                                  0                  300                  3,400
       Domain names                                                      0                    0                 50,070
       Legal fees                                                        0                    0                 13,874
       Corporate fees                                                   88                  179                  2,717
       Office general                                                    0               12,000                 88,471
       Shareholder related services                                      0                    0                    272
       Transfer agent fees                                             233                  432                  6,187
       Website development                                               0                    0                 50,000
       Printing                                                          0                    0                    630
                                                        -------------------  -------------------    -------------------

TOTAL DEVELOPMENT STAGE EXPENSES                                     3,119               16,211                274,319
                                                        -------------------  -------------------    -------------------

       LOSS FROM OPERATIONS                                         (3,119)             (16,211)              (274,319)

       GAIN ON SALE OF INVESTMENT                                        0                    0                 99,500

       OTHER INCOME                                                  2,590                2,562                 28,097

       INTEREST EXPENSE                                               (233)                (144)                (1,141)

       OTHER EXPENSE                                               (20,178)                   0                (43,391)
                                                        -------------------  -------------------    -------------------

       NET LOSS                                             $      (20,940)      $      (13,793)        $     (191,254)
                                                        ===================  ===================    ===================

LOSS PER COMMON SHARE
       Basic & diluted                                      $        (0.00)      $        (0.00)
                                                        ===================  ===================
Weighted-average number of common
 shares outstanding                                             19,580,393           19,580,393
                                                        ===================  ===================




   The accompanying notes are an integral part of these financial statements.
                                       -2-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           (Unaudited)                              (Unaudited)
                                                                         THREE MONTHS ENDED                       FOR THE PERIOD
                                                                              MARCH 31,                          NOVEMBER 22, 1999
                                                                              ---------                          (DATE OF INCEPTION)
OPERATING ACTIVITES                                                 2004                     2003                TO MARCH 31, 2004
                                                             -------------------       ------------------      ---------------------
Net loss                                                         $      (20,940)           $     (13,793)          $     (191,254)

Adjustments to reconcile net loss to net cash used by
Operations
    Amortization                                                              0                        0                    1,354
    Bad debts                                                            20,178                        0                   20,178
Changes in assets and liabilities
    Increase (Decrease) in accounts payable and
    accrued expenses                                                     (8,999)                  15,377                  117,394
    Decrease (Increase) organization cost                                     0                        0                   (1,354)
    Increase (Decrease) in loans and advances
    -related party                                                            0                        0                   29,822
    Increase (Decrease) in accrued interest receivable                   (2,590)                  (2,562)                 (28,096)
                                                             -------------------       ------------------      -------------------

    Net cash used by operating activities                               (12,351)                    (978)                 (51,956)
                                                             -------------------       ------------------      -------------------

INVESTING ACTIVITIES:

    Note receivable                                                           0                        0                        0
                                                             -------------------       ------------------      -------------------

    Net cash used for investing activities                                    0                        0                        0
                                                             -------------------       ------------------      -------------------

FINANCING ACTIVITIES

    Proceeds from the issuance of common stock                                0                        0                   31,200
    Proceeds from the issuance of note payables                          13,300                   (1,500)                  21,770
                                                             -------------------       ------------------      -------------------

    Net cash provided by (used for) financing activities                 13,300                   (1,500)                  52,970
                                                             -------------------       ------------------      -------------------

INCREASE (DECREASE) IN CASH                                                 949                   (2,478)                   1,014

CASH, BEGINNING OF PERIOD                                                    65                    3,317                        0
                                                             ---------------------------------------------------------------------

CASH, END OF PERIOD                                              $        1,014            $         839           $        1,014
                                                             ===================       ==================      ===================




   The accompanying notes are an integral part of these financial statements.
                                       -3-

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  (Unaudited)                    (Unaudited)
                                                                              THREE MONTHS ENDED               FOR THE PERIOD
                                                                                    MARCH 31,                 NOVEMBER 22, 1999
                                                                                    --------                (DATE OF INCEPTION) TO
                                                                            2004                   2003          MARCH 31, 2004
                                                                            ----                   ----          --------------

Supplemental cash flow information:
      Interest paid                                                       $      0               $      0               $    573
                                                                          ========               ========               ========
      Income taxes paid                                                   $      0               $      0               $      0
                                                                          ========               ========               ========

Noncash investing and financing activities:
      Shares issued to founder for consulting services                    $      0               $      0               $    700
                                                                          ========               ========               ========
      Additional shares resulting from spin-off from parent               $      0               $      0               $      9
                                                                          ========               ========               ========
      Stock issued for a promissory note from Glick
      Global Development, LLC                                             $      0               $      0               $170,787
                                                                          ========               ========               ========








   The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2004 and December 31, 2003, the statements of operations and cash flows for the three months ended March 31, 2004 and 2003.

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.   NOTE PAYABLE - RELATED PARTY

     During the three months ended March 31, 2004 and year ended December 31, 2003, the Company executed notes aggregating a total of $21,770. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

3.   LOAN RECEIVABLE - RELATED PARTY

     As of December 31, 2003 the Company had loans outstanding to I-Incubator, its controlling shareholder in the amount of $20,178. As of March 31, 2004 the Company decided to forgive the debt from I-Incubator.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception have amounted to $191,254, primarily consisting of accounting ($56,671), legal ($13,874), office general ($88,471) and the expense in retaining our domain name and development of our website ($50,000).

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Net losses during the three months ended March 31, 2004 were $20,940 as compared to $13,793 for the three months ended March 31, 2003.

Expenses for the three months ended March 31, 2004 were primarily accounting fees ($2,750) for the Company's quarterly regulatory filings. The Company also forgave debt to I-Incubator ($20,178).

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

For the three months ended March 31, 2004, we incurred a net loss of $20,940. Our accumulated deficit since inception is $191,254. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

        No reports on Form 8-K were filed for this quarter of 2004.



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