Form 10QSB
period 2004-06-30
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended June 30, 2004.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF JUNE 30, 2004 AND
DECEMBER 31, 2003 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH JUNE 30, 2004

GENESIS REALTY GROUP, INC.
(A Development Stage Company)


TABLE OF CONTENTS
---------------------------------------------------------------------------



Balance sheets                                                         1

Statements of operations                                               2

Statements of cash flows                                              3-4

Notes to financial statements                                         5-7


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     (UNAUDITED)
ASSETS                                                                                JUNE 30,              DECEMBER 31,
                                                                                        2004                    2003
                                                                                  ------------------     -------------------


CURRENT ASSETS:

      Cash                                                                           $        1,741         $            65
      Loan receivable - related party                                                             -                  20,178
      Accrued interest receivable - related party                                            28,436                  25,506
                                                                                  ------------------     -------------------

TOTAL ASSETS                                                                         $       30,177         $        45,749
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                          $      109,436         $       126,393
      Accounts payable - related party                                                       50,000                  50,000
      Note payable - related party                                                           34,270                   8,470
                                                                                  ------------------     -------------------

      Total current liabilities                                                             193,706                 184,863
                                                                                  ------------------     -------------------

STOCKHOLDERS' DEFICIT:

      Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,350 & 19,580,350 shares issued and
        outstanding at June 30, 2004 & December 31, 2003, respectively                       19,581                  19,581
      Additional paid-in capital                                                            182,406                 182,406
      Deficit accumulated during the development stage                                     (194,729)               (170,314)
      Stock subscription receivable                                                        (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' deficit                                                        (163,529)               (139,114)
                                                                                  ------------------     -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $       30,177         $        45,749
                                                                                  ==================     ===================







    The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                (UNAUDITED)                    (UNAUDITED)            (UNAUDITED)
                                             SIX MONTHS ENDED              THREE MONTHS ENDED       FOR THE PERIOD
                                                 JUNE 30,                        JUNE 30,          NOVEMBER 22, 1999
                                                 --------                       --------          (DATE OF INCEPTION)
                                          2004            2003            2004            2003      TO JUNE 30, 2003
                                      ------------    ------------    ------------    ------------    ------------
DEVELOPMENT STAGE REVENUES            $          0    $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:
       Amortization                              0               0               0               0           1,354
       Accounting                            5,500           6,500           2,750           3,250          59,421
       Bank charges                             96              95              48              45             721
       On-line services                          0             600               0             300           3,400
       Domain names                              0               0               0               0          50,070
       Legal fees                                0               0               0               0          13,874
       Corporate fees                           88             179               0               0           2,717
       Office general                            0          24,000               0          12,000          88,238
       Shareholder related services              0               0               0               0             272
       Transfer agent fees                     458             659             225             227           6,645
       Website development                       0               0               0               0          50,000
       Printing                                  0               0               0               0             630
                                      ------------    ------------    ------------    ------------    ------------

TOTAL DEVELOPMENT STAGE EXPENSES             6,142          32,033           3,023          15,822         277,342
                                      ------------    ------------    ------------    ------------    ------------

       LOSS FROM OPERATION                  (6,142)        (32,033)         (3,023)        (15,822)       (277,342)
       GAIN ON SALE OF INVESTMENT                0               0               0               0          99,500
       OTHER INCOME                          5,181           5,152           2,591           2,590          30,688
       OTHER EXPENSES                      (22,429)              0          (2,251)              0         (45,642)
       INTEREST EXPENSE                     (1,025)           (144)           (792)              0          (1,933)
                                      ------------    ------------    ------------    ------------    ------------

       NET LOSS                       $    (24,415)   $    (27,025)   $     (3,475)   $    (13,232)   $   (194,729)
                                      ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
       Basic & diluted                $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                      ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                     19,580,343      19,580,343      19,580,343      19,580,343
                                      ============    ============    ============    ============



    The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------
                                                                         (UNAUDITED)              (UNAUDITED)
                                                                      SIX MONTHS ENDED          FOR THE PERIOD
                                                                          JUNE 30,             NOVEMBER 22, 1999
                                                                                              (DATE OF INCEPTION)
OPERATING ACTIVITIES                                               2004             2003        TO JUNE 30, 2004
                                                                ---------        ---------        ---------

Net loss                                                        $ (24,415)       $ (27,026)       $(194,729)

Adjustment to reconcile net loss to net cash
used by operations
       Amortization                                                     0                0            1,354

Changes in assets and liabilities
       Increase (Decrease) in accounts payable                    (16,957)          30,645          109,436
       and accrued expenses
       Decrease (Increase) in prepaid expenses                          0                0                0
       Decrease (Increase) in organization costs                        0                0           (1,354)
       Increase (Decrease) in loans and advances-                  14,608                0           50,000
       related party
       Increase (Decrease) in accrued interest receivable          (2,930)          (5,152)         (28,436)
                                                                ---------        ---------        ---------

       Net cash flows from operating activities                   (29,694)          (1,533)         (63,729)
                                                                ---------        ---------        ---------

INVESTING ACTIVITIES

       Investment in related party                                      0                0                0
       Note receivable                                                  0                0                0
                                                                ---------        ---------        ---------

       Net cash flows from investing activities                         0                0                0
                                                                ---------        ---------        ---------

FINANCING ACTIVITES

       Proceeds from promissory notes                              31,370                0           34,270
       Repayment from promissory notes                                  0           (1,500)
       Proceeds from issuance of common stock                           0                0           31,200
                                                                ---------        ---------        ---------

       Net cash flows from financing activites                     31,370           (1,500)          65,470
                                                                ---------        ---------        ---------

CHANGE IN CASH                                                      1,676           (3,033)           1,741

CASH, BEGINNING OF PERIOD                                              65            3,317                0
                                                                ---------        ---------        ---------

CASH, END OF PERIOD                                             $   1,741        $     284        $   1,741
                                                                =========        =========        =========





The accompanying notes are an integral part of these financial statements.
                                    -3-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                                                       (Unaudited)
                                                                           (Unaudited)               FOR THE PERIOD
                                                                         SIX MONTHS ENDED           NOVEMBER 22, 1999
                                                                             JUNE 30,                (INCEPTION) TO
                                                                    2004               2003           JUNE 30, 2004

Supplemental cash flow information:
      Interest paid                                              $          0      $           0     $            573
                                                                 ============      =============     ================
      Income taxes paid                                          $          0      $           0     $              0
                                                                 ============      =============     ================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $            700
                                                                 ============      =============     ================

      Additional shares resulting from spin-off from parent      $          0      $           0     $              9
                                                                 ============      =============     ================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $           0     $        170,787
                                                                 ============      =============     ================










The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------


1.       ORGANIZATION

         In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2004 and December 31, 2003, the statements of operations for the six and three months ended June 30, 2004 and 2003 and the period November 22, 1999 (date of inception) to June 30, 2004 and the statements of cash flows for the six months ended June 30, 2004 and 2003 and the period November 22, 1999 (date of inception) to June 30, 2004.

         The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.       NOTE PAYABLE

         The Company executed individual notes aggregating a total of $34,270. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

3.       NOTE RECEIVABLE

         On December 31, 2003 the Company had loans outstanding to I-Incubator.com, Inc. ("Incubator") in the amount of $20,173. The Company was a wholly owned subsidiary of Incubator until being spun-off to Incubator's shareholders in 2002. The Company decided to forgive the debt of Incubator, because Incubator is no longer in business.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Loss from operations since inception have amounted to $194,729, primarily consisting of accounting ($59,421), legal ($13,874), office general ($88,238) and the expense in retaining our domain name and development of our website ($50,000 each).

SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Development stage losses during the six months ended June 30, 2004 and 2003 were $24,415 and $27,025, respectively.

Expenses for the six months ended June 30, 2004 were primarily accounting fees ($5,500) for the Company's quarterly regulatory filings and forgiveness of debt for I-Incubator ($22,429) which is no longer in business. The Company recorded interest income from a note receivable on a stock subscription ($5,181).

Expenses for the six months ended June 30, 2003 were primarily office general expense ($24,000) for administrative service rendered to the Company by a related party. The Company also incurred accounting fees ($6,500). The Company also recorded interest income from a note receivable on a stock subscription ($5,181).

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Development stage losses during the three months ended June 30, 2004 and $3,475 and $13,232 , respectively.

Expenses for the three months ended June 30, 2004 were primarily accounting fees ($2,750) for the Company's quarterly regulatory filings and forgiveness of debt for I-Incubator ($2,251) which is no longer in business. The Company did record interest income from a note receivable on a stock subscription ($2,591).

Expenses for the six months ended June 30, 2003 were primarily office general expense ($12,000) for administrative service rendered to the Company. The Company also incurred accounting fees ($3,250). The Company also record interest income from a note receivable on a stock subscription ($2,590).

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

For the six months ended June 30, 2004, we incurred a net loss of $24,415. Our accumulated deficit since inception is $194,729. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name, office expenses to a related party and various professional fees.

The Company executed notes aggregating a total of $34,270. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

On December 31, 2003 the Company had loans outstanding to I-Incubator.com, Inc. ("Incubator") in the amount of $20,173. The Company was a wholly owned subsidiary of Incubator until being spun-off to Incubator's shareholders in 2002. The Company decided to forgive the debt of Incubator, because Incubator is no longer in business.

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