Form 10QSB
period 2004-09-30
GENESIS REALTY GROUP INC
filed 2005-01-11
CIK 1128725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

               For the quarterly period ended September 30, 2004.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004 AND
DECEMBER 31, 2003 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004

GENESIS REALTY GROUP, INC.
(A Development Stage Company)


TABLE OF CONTENTS
-------------------------------------------------------------------------------



Balance sheets                                                          1

Statements of operations                                                2

Statements of cash flows                                               3-4

Notes to financial statements                                          5-6


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
ASSETS                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                        2004                    2003
                                                                                  ------------------     -------------------


CURRENT ASSETS:
      Cash                                                                           $        3,723         $            65
      Loan receivable - related party                                                             -                  20,178
      Accrued interest receivable - related party                                            31,026                  25,506
                                                                                  ------------------     -------------------

TOTAL ASSETS                                                                         $       34,749         $        45,749
                                                                                  ==================     ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                          $      112,847         $       126,393
      Accounts payable - related party                                                       50,000                  50,000
      Note payable - related party                                                           38,270                   8,470
                                                                                  ------------------     -------------------

      Total current liabilities                                                             201,117                 184,863
                                                                                  ------------------     -------------------

STOCKHOLDERS' DEFICIT:

      Common Stock, par value $.0001 per share; 100,000,000 shares
        authorized; 19,580,350 shares issued and outstanding                                 19,581                  19,581
      Additional paid-in capital                                                            182,406                 182,406
      Deficit accumulated during the development stage                                     (197,568)               (170,314)
      Stock subscription receivable                                                        (170,787)               (170,787)
                                                                                  ------------------     -------------------

        Total stockholders' deficit                                                        (166,368)               (139,114)
                                                                                  ------------------     -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $       34,749         $        45,749
                                                                                  ==================     ===================

    The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                               (UNAUDITED)                      (UNAUDITED)            (UNAUDITED)
                                            NINE MONTHS ENDED                THREE MONTHS ENDED       FOR THE PERIOD
                                              SEPTEMBER 30,                    SEPTEMBER 30,          NOVEMBER 22, 1999
                                              -------------                    -------------        (DATE OF INCEPTION)
                                          2004            2003            2004            2003      TO SEPTEMBER 30, 2004
                                      ------------    ------------    ------------    ------------    ------------
DEVELOPMENT STAGE REVENUES            $          0    $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:
       Amortization                              0               0               0               0           1,354
       Accounting                            9,750           9,750           4,250           3,250          63,671
       Bank charges                            144             143              48              48             769
       On-line services                          0             900               0             300           3,400
       Domain names                              0               0               0               0          50,070
       Legal fees                                0               0               0               0          13,874
       Corporate fees                           88             179               0               0           2,717
       Office general                            0          36,000               0          12,000          88,238
       Shareholder related services              0               0               0               0             272
       Transfer agent fees                     693             934             235             275           6,880
       Website development                       0               0               0               0          50,000
       Printing                                  0               0               0               0             630
                                      ------------    ------------    ------------    ------------    ------------

TOTAL DEVELOPMENT STAGE EXPENSES            10,675          47,906           4,533          15,873         281,875
                                      ------------    ------------    ------------    ------------    ------------

       LOSS FROM OPERATIONS                (10,675)        (47,906)         (4,533)        (15,873)       (281,875)

       GAIN ON SALE OF INVESTMENT                0               0               0               0          99,500

       OTHER INCOME                          7,771           7,771           2,590           2,619          33,278

       OTHER EXPENSES                      (22,429)              0               0               0         (45,642)

       INTEREST EXPENSE                     (1,921)           (151)           (896)             (7)         (2,829)
                                      ------------    ------------    ------------    ------------    ------------

       NET LOSS                       $    (27,254)   $    (40,286)   $     (2,839)   $    (13,261)   $   (197,568)
                                      ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
       Basic & diluted                $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                      ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                     19,580,343      19,580,343      19,580,343      19,580,343
                                      ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         (UNAUDITED)               (UNAUDITED)
                                                                      NINE MONTHS ENDED          FOR THE PERIOD
                                                                        SEPTEMBER 30,           NOVEMBER 22, 1999
                                                                                               (DATE OF INCEPTION)
OPERATING ACTIVITIES                                               2004            2003        TO SEPTEMBER 30, 2004
                                                                ---------        ---------        ---------
Net loss                                                        $ (27,254)       $ (27,026)       $(197,568)

Adjustment to reconcile net loss to net cash
used by operations
       Amortization                                                     0                0            1,354

Changes in assets and liabilities
       Increase (Decrease) in accounts payable                    (13,546)          30,645          112,847
       and accrued expenses
       Decrease (Increase) in prepaid expenses                          0                0                0
       Decrease (Increase) in organization costs                        0                0           (1,354)
       Increase (Decrease) in loans and advances-                  14,608                0           50,000
       related party
       Increase (Decrease) in accrued interest receivable          (5,520)          (5,152)         (31,026)
                                                                ---------        ---------        ---------

       Net cash used by operating activities                      (31,712)          (1,533)         (65,747)
                                                                ---------        ---------        ---------

INVESTING ACTIVITIES

       Investment in related party                                      0                0                0
       Note receivable                                                  0                0                0
                                                                ---------        ---------        ---------

       Net cash used for investing activities                           0                0                0
                                                                ---------        ---------        ---------

FINANCING ACTIVITES

       Proceeds from promissory notes                              35,370                0           38,270
       Repayment from promissory notes                                  0           (1,500)
       Proceeds from issuance of common stock                           0                0           31,200
                                                                ---------        ---------        ---------

       Net cash used for financing activites                       35,370           (1,500)          69,470
                                                                                                  ---------

INCREASE (DECREASE) IN CASH                                         3,658           (3,033)           3,723

CASH, BEGINNING OF PERIOD                                              65            3,317                0
                                                                ---------        ---------        ---------

CASH, END OF PERIOD                                             $   3,723        $     284        $   3,723
                                                                =========        =========        =========



   The accompanying notes are an integral part of these financial statements.
                                       -3-


GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                                         (Unaudited)
                                                                            (Unaudited)                 FOR THE PERIOD
                                                                          NINE MONTHS ENDED           NOVEMBER 22, 1999
                                                                           SEPTEMBER 30,             (DATE OF INCEPTION)
                                                                     2004               2003         TO SEPTEMBER 30, 2004
                                                                 ------------      -------------     ---------------------
Supplemental cash flow information:
      Interest paid                                              $          0      $           0     $             573
                                                                 ============      =============     =====================
      Income taxes paid                                          $          0      $           0     $               0
                                                                 ============      =============     =====================

Noncash investing and financing activities:
      Shares issued to founder for consulting services           $          0      $           0     $             700
                                                                 ============      =============     =====================
                                                                                                     =====================
      Additional shares resulting from spin-off from parent      $          0      $           0     $               9
                                                                 ============      =============     =====================
      Stock issued for a promissory note from Glick
      Global Development, LLC                                    $          0      $           0     $         170,787
                                                                 ============      =============     =====================






   The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   ORGANIZATION

     In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company's financial position as of September 30, 2004 and December 31, 2003, the statements of operations for the nine and three months ended September 30, 2004 and 2003 and the period November 22, 1999 (date of inception) to September 30, 2004 and the statements of cash flows for the nine months ended September 30, 2004 and 2003 and the period November 22, 1999 (date of inception) to September 30, 2004.

     The results of operations for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.   NOTE PAYABLE

     The Company executed twelve individual notes aggregating $38,270. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

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

PERIOD FROM  NOVEMBER 22, 1999 (DATE OF  INCEPTION)  THROUGH  SEPTEMBER 30,
2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $197,568, primarily consisting of accounting ($63,671), legal ($13,874), office general ($88,238) and the expense in retaining our domain name and development of our website ($50,070 and $50,000, respectively).

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Development stage losses during the nine months ended September 30, 2004 and 2003 were $27,254 and $40,286, respectively.

Expenses for the nine months ended September 30, 2004 were primarily accounting fees ($9,750) for the Company's quarterly regulatory filings and forgiveness of debt for I-Incubator ($22,429) which is no longer in business. The Company did record interest income from a note receivable on a stock subscription ($7,771).

Expenses for the nine months ended September 30, 2003 were primarily office general expense ($36,000) for administrative service rendered to the Company. The Company also incurred accounting fees ($9,750). The Company also record interest income from a note receivable on a stock subscription ($7,771).

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Development stage losses during the three months ended September 30, 2004 and $2,839 and $13,261, respectively.

Expenses for the three months ended September 30, 2004 were primarily accounting fees ($4,250) for the Company's quarterly regulatory filings. The Company did record interest income from a note receivable on a stock subscription ($2,590).

Expenses for the three months ended September 30, 2003 were primarily office general expense ($12,000) for administrative service rendered to the Company. The Company also incurred accounting fees ($3,250). The Company also record interest income from a note receivable on a stock subscription ($2,619).

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

For the nine months ended September 30, 2004, we incurred a net loss of $27,254. Our accumulated deficit since inception is $197,568. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

The Company executed notes aggregating a total of $38,270. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

The Company had loans outstanding to I-Incubator.com, Inc. ("Incubator") in the amount of $20,173. The Company was a wholly-owned subsidiary of Incubator until being spun-off to Incubator's shareholders in 2002. The Company decided to forgive the debt of Incubator because Incubator is no longer in business.

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