Form 10KSB
period 2004-12-31
GENESIS REALTY GROUP INC
filed 2005-04-15
CIK 1128725

                SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                FORM 10-KSB

                Annual Report Under Section 13 or 15(d) of the

                Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

                For Fiscal Year Ended December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from	to

                Commission File number 333-63460

                GENESIS REALTY GROUP, INC.

                (Name of small business issuer in its charter)

Delaware	65-0908171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

135 East 57th Street, 26th Floor, NY, NY	10022
(Address of principal executive offices)	(Zip Code)

                (212) 406-4954

                (Registrant’s telephone number, including area code)

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

Yes ☐	No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained ,to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2004: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2004, was: $0

Number of shares of the registrant’s common stock outstanding as of April 13, 2005 was: 19,580,393

Transfer Agent as of April 13, 2005:	Corporate Stock Transfer & Trust Co. 3200 Cherry Creek Drive Denver, Colorado 80209

PART I

Item 1.	Description of Business

Business Development. We were incorporated under the name i-RealtyAuction.com,Inc. in the State of Delaware on November 24, 1999 as a subsidiary ofi-Incubator.com, Inc.  On August 16, 2001 we filed articles of amendment with the State of Delaware changing the of the company to Genesis Realty Group, Inc.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OVERVIEW

We are a development stage company which intends to acquire, develop and manage residential and commercial property. We intend to engage in real estate projects in cooperation with strategic consultants, architects, general and subcontractors, and other specialists on a project by project basis. To date, we have not acquired, developed or managed any residential or commercial Real properties and have received no revenues. We may also engage in real estate projects by acquiring an existing real estate company or real estate management team.

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

We currently use office space at 135 East 57th Street, 26th Floor, New York, NewYork 10022. The primary tenant is The Atlas Group of Companies, LLC, a related party, owned by Michael Farkas.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. As of December 31, 2003, the expense incurred to this related party amounted to $14,000. The agreement was terminated as of August 1, 2003.

Item 3.	Legal Proceedings

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

On April 13, 2005, there are over 100 shareholders of record of the Company’s common stock. The Company’s common stock is currently not available for trading on any nationally recognized exchange.

Dividends

The Company does not intends to retain future earnings to support the Company’s growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company’s earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

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

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company’s operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $204,772 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

YEAR ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Development stage losses during the year ended December 31, 2004 was $34,458 as compared to $45,545 for the period ended December 31, 2003.

Expenses for the year ended December 31, 2004 were primarily accounting ($13,250) in connection with our annual and quarterly regulatory filings. We also incurred expenses during the ordinary course of business such as office general fees ($2,411) and transfer agent fees ($977).

Expenses for the year ended December 31, 2003 were primarily accounting ($25,111) in connection with our annual and regulatory filings. We also incurred expenses dealing during the ordinary course of business such as office general fees ($28,000) and transfer agent fees ($1,509).

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

For the year ended December 31, 2004, we incurred a net loss of $34,458. Our accumulated deficit since inception is $204,772. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

2004 AND DECEMBER 31, 2003 AND FOR THE

YEARS ENDED DECEMBER 31, 2004 AND

2003 AND FOR THE PERIOD NOVEMBER 22, 1999

(DATE OF INCEPTION) THROUGH DECEMBER 31, 2004

GENESIS REALTY GROUP, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004

Balance sheets	2

Statements of operations	3

Statements of stockholders’ deficiency	4-5

Statements of cash flows	6-7

Notes to financial statements                                             8-13

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Genesis Realty Group, Inc.

(A Development Stage Company)

Miami, Florida

We have audited the accompanying balance sheets of Genesis Realty Group, Inc. (a development stage company) as of December 31, 2004 and 2003 the related statement of operations, change in stockholders’ deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. as of December 31, 2004 and 2003, and the result of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP

N. White Plains, NY

March 31, 2005

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

COMMON STOCK SHARES	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	STOCK SUBSCRIPTION RECEIVABLE	TOTAL
Balance, November 22, 1999 (date of inception)	0	$ 0	$ 0	$ 0	$ 0	$ 0
Common stock issued to related parties for management services	2,500,000	2,500	28,700	0	0	31,200
Loss during development stage for the period November 22, 1999 (inception) through December 31, 1999	0	0	0	(4,883)	0	(4,883)
Balance, December 31, 1999	2,500,000	2,500	28,700	(4,883)	0	26,317
Loss during development stage for the year ended December 31, 2000	0	0	0	(10,797)	0	(10,797)
Balance, December 31, 2000	2,500,000	2,500	28,700	(15,680)	0	15,520
Increase in common stock issued resulting from agreement and plan of distribution ("spin-off")	1,732	1	(1)	0	0	0
Common stock issued to Glick Global Development LLC	17,078,661	17,079	153,708	0	(170,787)	0
Loss during development stage for the year ended December 31, 2001	0	0	0	(39,733)	0	(39,733)
Balance, December 31, 2001	19,580,393	19,580	182,407	(55,413)	(170,787)	(24,213)
Loss during development stage for the year ended December 31, 2002	0	0	0	(69,356)	0	(69,356)
Balance, December 31, 2002	19,580,393	19,580	182,407	(124,769)	(170,787)	(93,569)
Loss during development stage for the year ended December 31, 2003	0	0	0	(45,545)	0	(45,545)
Balance, December 31, 2003	19,580,393	19,580	182,407	(170,314)	(170,787)	(139,114)

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (continued)

The accompanying notes are an integral part of these financial statements

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

Genesis Realty Group, Inc. (“the Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. The Company’s operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company has the authority to issue 100,000,000 shares of common stock and intends to develop an auction website devoted to selling real estate on the internet. The Company is a development stage company and has had limited activity.

The Company was a wholly owned subsidiary of I-Incubator.com, Inc. (“Incubator”), a publicly trade company listed on the OTC Electronic Bulletin Board. It was spun-off by Incubator on January 10, 2002. Upon such spin-off, shareholders of Incubator received 0.1439 shares of the Company for each share of Incubator owned as of February 13, 2002.

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

INCOME TAXES

The Company utilizes Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

NET LOSS PER SHARE

The Company has adopted SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the fair value of financial instruments. The Company’s management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

STOCK COMPENSATION

Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

3.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the internet industry and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to December 31, 2004 aggregated $204,772. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.             -10-

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

4.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2004, the Company had net operating loss carryforwards (“NOL’s”) of $204,772, which will be available to reduce future taxable income and expense through 2024.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

	December 31, 2004	December 31, 2003

Deferred tax assets	$ 80,885	$ 67,274
Valuation allowance	(80,885)	(67,274)

Deferred tax asset, net	$ -	$ -

At December 31, 2004 and December 31, 2003, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2004 and December 31, 2003, principally due to the following

U.S. statutory tax rate	34%
State and local taxes	5.5
Valuation allowance	(39.5)

Effective rate	- %

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2004 and December 31, 2003 consisted of the following:

	December 31, 2004	December 31, 2003
Accounts payable	$ 9,249	$ 34,308
Accrued expenses	16,217	11,750
Accrued interest	3,443	335

Total accounts payable and accrued expenses	$ 28,909	$ 46,394

6.	NOTE PAYABLE

Through December 31, 2004, the Company executed notes aggregating a total of $56,270. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

7.	NOTE RECEIVABLE

For the year ended December 31, 2003 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178. The Company agreed to reduce the debt owed from I-Incubator to $0. The principal amount of $20,178 and the accrued interest receivable of $2,251 were forgiven on June 30, 2004. The Company recorded these transactions as a bad debt and included in other expense on the Statement of Operations.

8.	STOCKHOLDERS’ EQUITY

On December 2, 1999 the Company issued 700,000 restricted common shares to I-Incubator.com, Inc. (“Incubator”), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $700. I-Incubator is deemed to be a founder and affiliate of the Company.

On December 2, 1999, the Company issued 300,000 restricted common shares to Global Realty Management Group, Inc. (“Global”) in exchange for $30,000 and 500,000 shares of restricted common stock of Global. This investment was carried at cost at its original value of $500 until sold during the year ended December 31, 2000.

On October 10, 2000, the Company authorized a forward split of 5 to 1 on its common stock. This transaction has been given retroactive effect to November 22, 1999. Immediately following the split Incubator owned 5,000,000 restricted common shares.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (Cont.)

On January 19, 2002 the Company entered into an agreement and plan of distribution (“spin-off”) with its parent company Incubator. Shareholders of Incubator received .1439 shares of the Company’s common stock for each share of incubator. The spin-off resulted in 3,378 additional shares issued due to rounding.

On September 4, 2002 the Company authorized a reverse stock split of 2 to 1 on its common stock.

On October 5, 2002, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global, Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,786.61 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,786.61 and bears interest at an annual rate equivalent to 6.0% per annum is due and payable on October 4, 2005. Such note is secured by the 17,078,661 Company shares. On such date, Michael D Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary, and Director of the Company. Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D Farkas remain on the Company Board of Directors.

9.	RELATED PARTY TRANSACTIONS

On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase two domain names for $50,000. The amount is still payable as of December 31, 2004.

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

Between July 2003 and November 2004, the Company issued to Atlas Equity Group, Inc. twelve promissory note aggregating $50,700. The promissory note bears interest of 10% per annum and is due and payable on one year from the date of issuance. Atlas Equity is a majority shareholder of the Company.

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

Evaluation of disclosure controls and procedures

Jeffrey Glick, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations; (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of April 13, 2005 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since Director/Position

Jeffrey Glick	63	October 5, 2001 CEO, CFO and Chairman of the Board
Darren Glick	34	October 5, 2001 President, Secretary and Director
Michael D. Farkas	33	December 22, 1999 Director

Jeffrey Glick, 63, has been our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since October 5, 2001. Mr. Glick is also Chief Executive Officer of Glick International Development Corp. He began working under the tutelage of his father, the late Meyer Glick, the founder of The Glick Organization in 1964. In the late 1960’s to early 1970’s Mr. Glick successfully bid and completed his first construction project, the Geriatric Center at Long Island Jewish Hospital. By the mid-1970’s Jeffrey Glick had expanded the Glick Organization into a residential development company, and took charge of this arm of the business. Mr. Glick’s first major undertaking was the Estates I & II at North Hills which is a 320 unit luxury condominium project located in Manhasset, Long Island. Mr. Glick proceeded to develop the Baybridge Condominiums, a 770 unit development in Bayside Queens which included a large retail component. During his tenure at The Glick Organization, Mr. Glick was involved in the construction and/or development of over 30 projects comprising over 10,000 units. Jeffrey Glick is the father of Darren Glick.

Darren Glick, 34, has been our President, Secretary and a Director since October 5, 2001. He received his Bachelor of Arts & Science degree in Political Science from New York University and graduated Cum Laude in May, 1993. Mr. Glick received his MBA degree with distinction in Finance from the Leonard N. Stern School of Business at New York University in May, 1997. After joining the Teamster Union in 1988, Mr. Glick worked on the construction sites of four major real estate development projects in Manhattan, Brooklyn and Long Island. In the summer of 1990, Mr. Glick worked as an intern in Metropolitan Capital, the risk arbitrage unit of First City Capital. Upon his graduation from NYU in 1993, Mr. Glick worked for a boutique investment banking firm, Rodman & Renshaw, Inc., where he was responsible for valuation analysis (discounted cash flow, net present value, comparable company analysis) of private and public companies. In the summer of 1996, Mr. Glick was employed at Bankers Trust Company in New York in the Portfolio Analysis Group as an Associate in the bank’s risk management department. Following his graduation from the Stern School, Mr. Glick worked at Prudential Securities Incorporated in the Real Estate Investment Banking department. In addition, from February 1997 through October 1997, Mr. Glick was a partner in Covenant Fund, Inc., the general partner of Genesis Partners, a hedge fund formed in the State of New York. Mr. Glick is a registered representative of Atlas Capital Services, LLC, a boutique investment bank owned by the Atlas Group of Companies, LLC an affiliate of Michael D. Farkas.    Darren Glick is the son of Jeffrey Glick.

Michael D. Farkas, 33, has been our Director since inception and was our President from December 22, 1999 to October 5, 2001. Mr. Farkas is currently: the Chairman and Chief Executive Officer of The Atlas Group of Companies, LLC, a privately held financial services holding company; the President of Atlas Equity Group, Inc., a consulting company established in the early 1990s that provides a wide range of business advisory services to its corporate clients, including administrative services, accounting and back office services, management consulting services, head hunting services, business plan writing, financial public relations and due diligence services; Chairman & CEO of Wealthhound.com,Inc., the CEO of Atlas Opportunity Fund, Ltd., an investment fund; CEO of Atlas Private Equity, an investment fund, and a director of Atlas Realty Services, LLC.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of

Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

Compliance With Section 16(A) Of The Exchange Act

We have not filed a Form 5 for the year ending December 31, 2004.

Code Of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.	Executive Compensation

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2004, to executive officers who were serving as of the fiscal year ending December 31,2004, whose salary and bonus during fiscal year ending December 31, 2004exceeded $100,000. In 2004, no officer received compensation in excess of $100,000.

Summary Compensation Table

ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY	ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

Jeffrey Glick	2004	$ 0	0	0	0	0	$ 0
CEO/CFO

Darren Glick	2004	$ 0	0	0	0	0	$ 0
President
Michael D. Farkas	2003	$ 0	0	0	0	0	$ 0

Employment Agreements. No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 13, 2005, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS
Glick Global Development, LLC	17,078,661	87%
225 Broadway, Suite 910
New York, New York 10007

Darren Glick(2)	4,269,665	22%

Lillian Glick (3)	17,078,661	87%

Deborah Glick (4)	4,269,665	22%

Michael D. Farkas (5)	988,200	5%

Security Ownership of Management:

TITLE OF CLASS	NAME & ADDRESS	AMOUNT	PERCENT
Common Stock	Jeffrey Glick	-	-
Common Stock	Darren Glick (2)	4,269,665	22%
Common Stock	Michael D. Farkas (5)	988,200	5%
All directors and executive officers as a group (3 persons)		5,257,865	28%

1.	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

2	.Darren Glick beneficially owns 4,269,665 shares as a twenty-five (25%) shareholder of Glick Global Development, LLC.

3.	Lillian Glick beneficially owns 17,078,661 shares as a principal shareholder of Glick Global Development, LLC.

4.	Deborah Glick beneficially owns 4,269,665 shares as a twenty-five (25%) shareholder of Glick Global Development, LLC.

5.

Includes 237,435 shares held by Farkas Group, Inc. and 397,498 shares shareholder and principal of each of these entities. In addition, includes the 335,574 shares owned by Michael Farkas personally and the 17,693 shares held by Michael Farkas’ wife, Rebecca Farkas.

Item 12.	Certain Relationships and Related Transactions.

We currently use office space in a building located at 135 East 57th Street,26th Floor, NY, NY 10022. The primary tenant is The Atlas Group of Companies. The Atlas Group of Companies which is majority-owned by Michael D. Farkas, a member of the Board of Directors and our former President and a minority shareholder. We utilize office space pursuant to a service agreement with The Atlas Group of Companies dated December 1, 2001. The fee for the space and services provided by The Atlas Group of Companies is $4,000 per month which accrues pursuant to the terms of the service agreement. The Agreement was terminated in August 2003.

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

Audit Fees

For the Company's fiscal year ended December 31, 2004 , we were billed $13,470 and $2,724 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2004 and 2003, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GENESIS REALTY GROUP, INC.

By	/s/ Jeffrey Glick
JEFFREY GLICK
CEO and CFO

Dated:	April 14	, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey Glick Jeffrey Glick	Chief Executive Officer Chief Financial Officer, and Director	April 14, 2005

/s/ Darren Glick Darren Glick	President, Secretary and Director	April 14, 2005

/s/ Michael D. Farkas Michael D. Farkas	Director	April 14 , 2005