Form 10QSB
period 2005-03-31
GENESIS REALTY GROUP INC
filed 2005-05-23
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-63460

GENESIS REALTY GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0963722
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

135 East 57th Street, 26th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: As of May 19, 2005 the Company had 19,580,393 shares of common stock outstanding, $0.0001 par value.

GENESIS REALTY GROUP, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF MARCH 31,

2005 AND DECEMBER 31, 2004 AND FOR THE

THREE MONTHS ENDED MARCH 31, 2005 AND

2004 AND FOR THE PERIOD NOVEMBER 22, 1999

(DATE OF INCEPTION) THROUGH MARCH 31, 2005

GENESIS REALTY GROUP, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF MARCH 31, 2005 AND DECEMBER 31, 2004 AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2005

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

-4

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2005 and December 31, 2004 and the statements of operations and cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	NOTE PAYABLE

Through March 31, 2005, the Company executed notes aggregating $56,270. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

3.	NOTE RECEIVABLE

For the year ended December 31, 2003 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178. The Company agreed to reduce the debt owed from I-Incubator to $0. The principal amount of $20,178 and the accrued interest receivable of $2,251 were forgiven in 2004. The Company recorded these transactions as bad debt on the Statement of Operations.

Item 2. Management’s Discussion and Analysis

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $217,075 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Development stage loss during the three months ended March 31, 2005 was $12,303 as compared to $20,940 for the period ended March 31, 2004.

Expenses for the three months ended March 31, 2005 were primarily accounting fees ($2,750) and legal fees ($8,000) for the Company’s quarterly regulatory filings. We also incurred expenses dealing during the ordinary course of business such as consulting fees ($2,483) and transfer agent fees ($225).

Expenses for the three months ended March 31, 2004 were primarily accounting fees ($2,750) for the Company’s quarterly regulatory filings. The Company also forgave debt to I-Incubator ($20,178).

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

For the three months ended March 31, 2005, we incurred a net loss of $12,303. Our accumulated deficit since inception is $217,075. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

No reports on Form 8-K were filed for this quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2005.

GENESIS REALTY GROUP, INC.

By: /s/ Jeffrey Glick
Jeffrey Glick
CEO and CFO