Form 10QSB
period 2005-06-30
GENESIS REALTY GROUP INC
filed 2005-08-15
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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

Yes	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: As of August 15, 2005 the Company had 19,580,393 shares of common stock outstanding, $0.0001 par value.

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

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF JUNE 30,

2005 AND DECEMBER 31, 2004 AND FOR THE

SIX MONTHS ENDED JUNE 30, 2005 AND

2004 AND FOR THE PERIODS NOVEMBER 22, 1999

(DATE OF INCEPTION) THROUGH JUNE 30, 2005

GENESIS REALTY GROUP, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIODS NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2005

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

In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company’s financial position as of June 30, 2005 and December 31, 2004, the statements of operations and cash flows for the six months ended June 30, 2005 and 2004.

The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	NOTE PAYABLE

Through June 30, 2005 and the year ended December 31, 2004, the Company executed notes aggregating $63,270 and $56,270, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $221,026 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Development stage expenses during the six months ended June 30, 2005 was $18,563 as compared to $6,142 for the period ended June 30, 2004.

Expenses for the six months ended June 30, 2005 were primarily accounting fees ($5,500) and legal fees ($8,750) for the Company’s quarterly regulatory filings. We also incurred expenses dealing during the ordinary course of business such as consulting fees ($3,200), transfer agent fees ($902), and interest expense on notes payable ($2,843).

Expenses for the six months ended June 30, 2004 were primarily accounting fees ($5,500) for the Company’s quarterly regulatory filings and interest expense on notes payable ($1,025). The Company also forgave debt to I-Incubator ($22,429).

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Development stage expenses during the three months ended June 30, 2005 was $5,105 as compared to $3,023 for the period ended June 30, 2004.

Expenses for the three months ended June 30, 2005 were primarily accounting fees ($2,750) and legal fees ($750) for the Company’s quarterly regulatory filings. We also incurred expenses dealing during the ordinary course of business such as consulting fees ($717), transfer agent fees ($677), and interest expense on notes payable ($1,436).

Expenses for the three months ended June 30, 2004 were primarily accounting fees ($2,750) for the Company’s quarterly regulatory filings. We also incurred expenses dealing during the ordinary course of business such as transfer agent fees ($225) and interest expense on notes payable ($2,251)

Liquidity and Capital Resources

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

For the six months ended June 30, 2005, we incurred a net loss of $16,254. Our accumulated deficit since inception is $221,026. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Critical Accounting Policies

Genesis Realty’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sports Source’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sports Source’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August , 2005.

GENESIS REALTY GROUP, INC.

By: /s/ Jeffrey Glick
Jeffrey Glick
CEO and CFO