Form 10KSB/A
period 2004-12-31
GENESIS REALTY GROUP INC
filed 2006-01-06
CIK 1128725

                SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                 AMENDMENT NO. 1 TO FORM 10-KSB

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

Revenues for year ended December 31, 2004: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2004, was: $0

Number of shares of the registrant’s common stock outstanding as of January 5, 2006 was: 19,580,393

Transfer Agent as of January 5, 2006, 2005:	Corporate Stock Transfer & Trust Co. 3200 Cherry Creek Drive Denver, Colorado 80209

PART I

Item 1.	Description of Business

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

Dividends

The Company does not intend to retain future earnings to support the Company’s growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company’s earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

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

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Genesis Realty Group, Inc.

(A Development Stage Company)

Miami, Florida

We have audited the accompanying balance sheets of Genesis Realty Group, Inc. (a development stage company) as of December 31, 2004 and 2003 the related statement of operations, change in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003 and for the period November 22, 1999 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. as of December 31, 2004 and 2003, and the result of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period November 22, 1999 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2005, except for note 10
which date is December 29, 2005

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CHANGES IN STOCKHOLDERS’

COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	STOCK SUBSCRIPTION RECEIVABLE	TOTAL
	SHARES	AMOUNT				
Balance, November 22, 1999 (date of inception)	0	$ 0	$ 0	$ 0	$ 0	$ 0
Common stock issued to related parties for management services	2,500,000	2,500	28,700	0	0	31,200
Loss during development stage for the period November 22, 1999 (inception) through December 31, 1999	0	0	0	(4,883)	0	(4,883)
Balance, December 31, 1999	2,500,000	2,500	28,700	(4,883)	0	26,317
Loss during development stage for the year ended December 31, 2000	0	0	0	(10,797)	0	(10,797)
Balance, December 31, 2000	2,500,000	2,500	28,700	(15,680)	0	15,520
Increase in common stock issued resulting from agreement and plan of distribution ("spin-off")	1,732	1	(1)	0	0	0
Common stock issued to Glick Global Development LLC	17,078,661	17,079	153,708	0	(170,787)	0
Loss during development stage for the year ended December 31, 2001	0	0	0	(39,733)	0	(39,733)
Balance, December 31, 2001	19,580,393	19,580	182,407	(55,413)	(170,787)	(24,213)
Loss during development stage for the year ended December 31, 2002	0	0	0	(69,356)	0	(69,356)
Balance, December 31, 2002	19,580,393	19,580	182,407	(124,769)	(170,787)	(93,569)
Loss during development stage for the year ended December 31, 2003	0	0	0	(45,545)	0	(45,545)
Balance, December 31, 2003	19,580,393	19,580	182,407	(170,314)	(170,787)	(139,114)

The accompanying notes are an integral part of these financial statements. -4-

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (continued)

The accompanying notes are an integral part of these financial statements

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		YEARS ENDED	FOR THE PERIOD
		DECEMBER 31,	NOVEMBER 22, 1999
			(DATE OF INCEPTION)
OPERATING ACTIVITIES	2004	2003	TO DECEMBER 31, 2004

Net loss	$(34,458)	$(45,545)	$(204,772)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Gain on investment	0	0	(99,500)
Changes in assets and liabilities
Increase (Decrease) in accounts payable
and accrued expenses	(17,484)	45,504	108,909
(Increase) in organization costs	0	0	(1,354)
Increase (Decrease) in loans and advances-
related party	20,178	5,570	55,070
Increase (Decrease) in accrued interest receivable	(8,139)	(10,181)	(33,645)

Net cash used by operating activities	(39,903)	(4,652)	(173,938)

INVESTING ACTIVITIES

Proceeds from investment	0	0	100,000
Note receivable	0	0	0

Net cash used for investing activities	0	0	100,000

FINANCING ACTIVITES

Proceeds from promissory notes	47,800	1,400	50,700
Proceeds from issuance of common stock	0	0	31,200

Net cash provided by financing activites	47,800	1,400	81,900

INCREASE (DECREASE) IN CASH	7,897	(3,252)	7,962

CASH, BEGINNING OF PERIOD	65	3,317	0

CASH, END OF PERIOD	$7,962	$65	$7,962

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

The Company was a wholly owned subsidiary of I-Incubator.com, Inc. (“Incubator”), formerly known as Master Communication, Inc., a publicly trade company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). It was spun-off by Incubator on January 10, 2002. Upon such spin-off, shareholders of Incubator received 0.1439 shares of the Company for each share of Incubator owned as of February 13, 2002. As a result of the spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 397,498 shares, representing 2% of the Company’s outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 237,435 shares representing approximately 1.2% of the Company’s outstanding common stock, GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 198,366 shares representing approximately 1% of the Company’s outstanding common stock and Michael D. Farkas himself received 335,574 shares representing approximately 1.7% of the company’s common stock. As a result of the spin-off, related parties received 1,168,873 shares or approximately 47% of the common shares outstanding on the date of the spin-off.

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

On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase four domain names, Genesis Realty Group, Inc., I-Realtyauction.net, Genesis Realty Group, Inc. and I-Realtyauction.net, for $50,000. The amount is still payable as of December 31, 2004.

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

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

10.	INVESTMENT IN GLOBAL REALTY MANAGEMENT GROUP

In December 1999, the Company received 500,000 shares of restricted common stock of Global pursuant to an agreement (see note 8). The shares were valued at $.01 per share, the price for other similarly issued shares at the time of the agreement. In November 2000, the Company sold the shares to an unrelated third party for $100,000 resulting in a gain on the investment of $99,500.

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

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004 (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are effective to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

We currently use office space in a building located at 135 East 57th Street, 26th Floor, New York, NY 10022. The primary tenant is The Atlas Group of Companies. The Atlas Group of Companies which is majority-owned by Michael D. Farkas, a member of the Board of Directors and our former President and a minority shareholder. We utilize office space pursuant to a service agreement with The Atlas Group of Companies dated December 1, 2001. The fee for the space and services provided by The Atlas Group of Companies is $4,000 per month which accrues pursuant to the terms of the service agreement. The Agreement was terminated in August 2003.

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

Audit Fees

For the Company’s fiscal year ended December 31, 2004 , we were billed $13,470 and $2,724 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

Tax Fees

For the Company’s fiscal year ended December 31, 2004, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GENESIS REALTY GROUP, INC.

By	/s/ Jeffrey Glick
JEFFREY GLICK
CEO and CFO

Dated:	January 5,2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey Glick Jeffrey Glick	Chief Executive Officer Chief Financial Officer, and Director	January 5, 2006

/s/ Darren Glick Darren Glick	President, Secretary and Director	January 5, 2006

/s/ Michael D. Farkas Michael D. Farkas	Director	January 5, 2006