Form 10QSB/A
period 2005-06-30
GENESIS REALTY GROUP INC
filed 2006-01-06
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: As of January 5, 2006 the Company had 19,580,393 shares of common stock outstanding, $0.0001 par value.

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

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	SIX MONTHS ENDED		FOR THE PERIOD
	JUNE 30,		NOVEMBER 22, 1999
			(DATE OF INCEPTION)
OPERATING ACTIVITES	2005	2004	TO JUNE 30, 2005

Net loss	$(16,254)	$(24,415)	$(221,026)

Adjustments to reconcile net loss to net cash used by
Operations
Amortization	0	0	1,354
Gain on investment	0	0	(99,500)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and
accrued expenses	6,741	(16,957)	115,150
Decrease (Increase) organization cost	0	0	(1,354)
Increase (Decrease) in loans and advances
-related party	-	14,608	50,000
Increase (Decrease) in accrued interest receivable	(5,152)	(2,930)	(38,797)

Net cash used by operating activities	(14,665)	(29,694)	(194,173)

INVESTING ACTIVITIES:
Proceeds from investment	0	0	100,000
Note receivable	0	0	0

Net cash used for investing activities	0	0	100,000

FINANCING ACTIVITIES

Proceeds from promissory notes	0	31,370	31,370
Proceeds from the issuance of common stock	0	0	31,200
Proceeds from the issuance of note payables	7,000	-	31,900

Net cash used for financing activities	7,000	31,370	94,470

INCREASE (DECREASE) IN CASH	$(7,665)	$1,676	$297

CASH, BEGINNING OF PERIOD	$7,962	$65	$0

CASH, END OF PERIOD	$297	$1,741	$297

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

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005 (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are effective to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 5, 2006.

GENESIS REALTY GROUP, INC.

By: /s/ Jeffrey Glick
Jeffrey Glick
CEO and CFO