Form 10QSB
period 2005-09-30
GENESIS REALTY GROUP INC
filed 2006-01-06
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Yes	No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: As of January 3, 2006 the Company had 19,580,393 shares of common stock outstanding, $0.0001 par value.

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

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF SEPTEMBER 30,

2005 AND DECEMBER 31, 2004 AND FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND

2004 AND FOR THE PERIODS NOVEMBER 22, 1999

(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005

GENESIS REALTY GROUP, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005

Balance sheets	1

Statements of operations (unaudited)	2

Statements of cash flows (unaudited)	3-4

Notes to unaudited financial statement	5

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
ASSETS

CURRENT ASSETS:

Cash	$1,126	$7,962
Accrued interest receivable - related party	41,416	33,645

TOTAL ASSETS	$42,542	$41,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$35,992	$28,909
Accounts payable - related party	80,950	80,000
Loan payable - related party	50,000	50,000
Note payable - related party	68,770	56,270

Total current liabilities	235,712	215,179

STOCKHOLDERS’ DEFICIT:

Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
outstanding at September 30, 2005 & December 31, 2004	19,580	19,580
Additional paid-in capital	182,407	182,407
Deficit accumulated during the development stage	(224,370)	(204,772)
Stock subcription receivable	(170,787)	(170,787)

Total stockholders’ deficit	(193,170)	(173,572)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,542	$41,607

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		(UNAUDITED)		(UNAUDITED)	(UNAUDITED)
		NINE MONTHS ENDED		THREE MONTHS ENDED	FOR THE PERIOD
		SEPTEMBER 30,		SEPTEMBER 30,	NOVEMBER 22, 1999
					(DATE OF INCEPTION) TO
	2005	2004	2005	2004	SEPTEMBER 30, 2005

DEVELOPMENT STAGE REVENUES	$ 0	$0	$ 0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	0	0	1,354
Accounting	9,500	9,750	4,000	4,250	76,671
Bank charges	113	144	71	48	912
Consulting	3,200	0	0	0	3,200
On-line services	0	0	0	0	3,400
Domain names	0	0	0	0	50,070
Legal fees	8,750	0	0	0	22,624
Corporate fees	169	88	0	0	5,307
Office general	0	0	0	0	90,649
Shareholder related services	0	0	0	0	272
Transfer agent fees	1,158	693	256	235	8,321
Website development	0	0	0	0	50,000
Printing	0	0	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	22,890	10,675	4,327	4,533	313,410

LOSS FROM OPERATION	(22,890)	(10,675)	(4,327)	(4,533)	(313,410)

GAIN ON SALE OF INVESTMENT	0	0	0	0	99,500

OTHER INCOME	7,771	7,771	2,619	2,590	43,667

OTHER EXPENSES	0	(22,429)	0	0	(45,642)

INTEREST EXPENSE	(4,479)	(1,921)	(1,636)	(896)	(8,485)

NET LOSS	$ (19,598)	$(27,254)	$ (3,344)	$(2,839)	$(224,370)

LOSS PER COMMON SHARE
Basic & diluted	$ (0.00)	$(0.00)	$ (0.00)	$(0.00)
Weighted-average number of common
shares outstanding	19,580,343	19,580,343	19,580,343	19,580,343

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		(Unaudited)	(Unaudited)
		NINE MONTHS ENDED	FOR THE PERIOD
		SEPTEMBER 30,	NOVEMBER 22, 1999
			(DATE OF INCEPTION)
OPERATING ACTIVITES	2005	2004	TO SEPTEMBER 30, 2005

Net loss	$(19,598)	$(27,254)	$(224,370)

Adjustments to reconcile net loss to net cash used by
Operations
Amortization	0	0	1,354
Gain on sale of investment	0	0	(99,500)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and
accrued expenses	8,033	(13,546)	116,442
(Increase) organization cost	0	0	(1,354)
Increase in loans and advances
related party	0	14,608	50,000
(Decrease) in accrued interest receivable	(7,771)	(5,520)	(41,416)

Net cash used by operating activities	(19,336)	(31,712)	(198,844)

INVESTING ACTIVITIES:
Proceeds from investment	0	0	100,000
Note receivable	0	0	0

Net cash used for investing activities	0	0	100,000

FINANCING ACTIVITIES

Proceeds from promissory notes	0	35,370	31,370
Proceeds from the issuance of common stock	0	0	31,200
Proceeds from the issuance of note payables	12,500	0	37,400

Net cash provided by financing activities	12,500	35,370	99,970

INCREASE (DECREASE) IN CASH	$(6,836)	$3,658	$1,126

CASH, BEGINNING OF PERIOD	$7,962	$65	$0

CASH, END OF PERIOD	$1,126	$3,723	$1,126

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

			(Unaudited)
		(Unaudited)	FOR THE PERIOD
		THREE MONTHS ENDED	NOVEMBER 22, 1999
		SEPTEMBER 30,	(INCEPTION) TO
	2005	2004	SEPTEMBER 30, 2005

Supplemental cash flow information:
Interest paid	$0	$0	$573
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION

In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company’s financial position as of September 30, 2005 and December 31, 2004, the statements of operations for the nine and three months ended September 30, 2005 and 2004 and statements of cash flows for the nine months ended September 30, 2005 and 2004.

The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	NOTE PAYABLE

Through September 30, 2005, the Company executed notes aggregating $68,770. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to September 30, 2005 aggregated $224,370. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $224,370 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Development stage expenses during the nine months ended September 30, 2005 was $22,890 as compared to $10,675 for the period ended September 30, 2004.

Expenses for the nine months ended September 30, 2005 were primarily accounting fees ($9,500) and legal fees ($8,750) for the Company’s quarterly regulatory filings. We also incurred expenses for consulting fees ($3,200) and transfer agent fees ($1,158).

Expenses for the nine months ended September 30, 2004 were primarily accounting fees ($9,750) for the Company’s quarterly regulatory filings and interest expense on notes payable ($1,921).

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Development stage expenses during the three months ended September 30, 2005 was $4,327 as compared to $4,533 for the period ended September 30, 2004.

Expenses for the three months ended September 30, 2005 were primarily accounting fees ($4,000) the Company’s quarterly regulatory filings.

Expenses for the three months ended September 30, 2004 were primarily accounting fees ($4,250) for the Company’s quarterly regulatory filings.

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

For the nine months ended September 30, 2005, we incurred a net loss of $19,598. Our accumulated deficit since inception is $224,370. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Genesis Realty views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Genesis Realty financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005 (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are effective to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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