Form 10KSB
period 2005-12-31
GENESIS REALTY GROUP INC
filed 2006-04-17
CIK 1128725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $0

Number of shares of the registrant’s common stock outstanding as of April 14, 2006 was: 19,580,393

Transfer Agent as of April 14, 2006:	Corporate Stock Transfer & Trust Co. 3200 Cherry Creek Drive Denver, Colorado 80209

PART I

Item 1.	Description of Business

Business Development

We were incorporated under the name i-RealtyAuction.com,Inc. in the State of Delaware on November 24, 1999 as a subsidiary ofi-Incubator.com, Inc. On August 16, 2001 we filed articles of amendment with the State of Delaware changing the name of the company to Genesis Realty Group, Inc.

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

On April 14, 2006, there are over 100 shareholders of record of the Company’s common stock. The Company’s common stock is currently not available for trading on any nationally recognized exchange.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $230,202 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

YEAR ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Development stage losses during the year ended December 31, 2005 was $25,430 as compared to $34,458 for the period ended December 31, 2004.

Expenses for the year ended December 31, 2005 were primarily accounting ($15,500) and legal ($8,750) in connection with our annual regulatory filing.

Expenses for the year ended December 31, 2004 were primarily accounting ($13,250) in connection with our annual regulatory filing. We also incurred expenses during the ordinary course of business such as office general fees ($2,411) and transfer agent fees ($977).

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

For the year ended December 31, 2005, we incurred a net loss of $25,430. Our accumulated deficit since inception is $230,202. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

Item 7.	Financial Statements

The financial statements of the Company, together with the report of auditors, are as follows:

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005

AND FOR THE YEARS ENDED DECEMBER 31, 2005

AND 2004 AND FOR THE PERIOD NOVEMBER 22, 1999

(DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

GENESIS REALTY GROUP, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

Balance sheet	2

Statements of operations	3

Statements of stockholders’ deficiency	4-5

Statements of cash flows	6-7

Notes to financial statements                                             8-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Genesis Realty Group, Inc.

We have audited the accompanying balance sheets of Genesis Realty Group, Inc. (a development stage company) as of December 31, 2005 the related statement of operations, change in stockholders’ deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period November 22, 1999 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. as of December 31, 2005, and the result of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period November 22, 1999 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP

White Plains, NY

March 15, 2006

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

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

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND GOING CONCERN

DESCRIPTION OF BUSINESS

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from November 22, 1999 (inception) to December 31, 2005 aggregated $230,202 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. Management’s plans include the potential development of its own business or merging with an operating company. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the financial statements have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the year.

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

ADVERTISING

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred. Advertising expense has not been material to date.

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

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”. This statement amends the guidance in ARB 43 (Chapter 43 – Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have an impact on the financial statements of the Company.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December 2004, the FASB issued Statement No. 153, “Exchange of Non-monetary Assets – an amendment of APB No. 29”. Statement No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment” (“SFAS No. 123(R)”). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement with periods beginning after December 15, 2005. The Company will be adopting SFAS No. 123(R) for the Company’s calendar year ending December 31, 2006. The adoption of this pronouncement is expected to affect the Company’s statements of income in future periods. The amount of the effect cannot be measured at this time. The Company is currently evaluating the impact of SFAS No. 123(R) on its financial statements. The application of this statement is not expected to have a material impact on the financial statements of the Company.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” – a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), which changed the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

3.	NOTE RECEIVABLE

During the year ended December 31, 2003 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178. The Company agreed to reduce the debt owed from I-Incubator to $0. The principal amount of $20,178 and the accrued interest receivable of $2,251 were forgiven on June 30, 2004. Accordingly, the Company recorded $22,429 as bad debt expense for the year ended December 31, 2004.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 consisted of the following:

December 31, 2005
Accounts payable	$ 11,150
Accrued expenses	12,570
Accrued interest	9,677

Total accounts payable and accrued expenses	$ 33,397

5.	NOTES PAYABLE – RELATED PARTY

Through December 31, 2005, the Company executed notes aggregating a total of $75,270 with Atlas Equities. These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of December 31, 2005 the Company had net operating loss carryforwards (“NOL’s”) of $230,202, which will be available to reduce future taxable income and expense through 2025.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

December 31, 2005

Deferred tax assets	$ 90,930
Valuation allowance	(90,930)

Deferred tax asset, net	$ -

At December 31, 2005 and December 31, 2004, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate are as follows:

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY

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

On October 5, 2002, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global. Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,787 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,787 and bears interest at an annual rate equivalent to 6.0% per annum was due and payable on October 4, 2005. The note is reflected in the financial statements as a stock subscription receivable. The note was overdue at December 31, 2005. Such note is secured by the 17,078,661 shares of the Company’s common stock. On December 31, 2005, Michael D Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary, and Director of the Company. Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D. Farkas remain on the Company Board of Directors.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.	RELATED PARTY TRANSACTIONS

On September 1, 2000, the Company agreed to purchase four domain names (Genesis Realty Group, Inc., I-Realtyauction.net, Genesis Realty Group, Inc. and I-Realtyauction.net) from Michael D. Farkas, the director of Incubator, a related party, for $50,000. The Company has not made a payment toward the purchase as of December 31, 2005.

On September 1, 2000, the Company entered into an agreement with Envirto.com, Inc., a related party in which Michael Farkas is a beneficial owner, to design and construct a website for $50,000.

Between October 2000 and November 2000, the Company issued two promissory notes aggregating $5,000 to Atlas Equity Group, Inc., a majority shareholder of the Company. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 to February 2001. The Company repaid the borrowings in November 2000.

Between July 2003 and December 2005, the Company issued sixteen promissory notes aggregating $69,700 to Atlas Equity Group, Inc. The promissory notes bear interest of 10% per annum and are due and payable on one year from the date of issuance.

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

None

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005 (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

The directors and officers of the Company and its subsidiaries, as of April 14, 2006 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

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

Compliance With Section 16(A) Of The Exchange Act.

We have not filed a Form 5 for the year ending December 31, 2005.

Code Of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.	Executive Compensation

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2005, to executive officers who were serving as of the fiscal year ending December 31,2004, whose salary and bonus during fiscal year ending December 31, 2005exceeded $100,000. In 2004, no officer received compensation in excess of $100,000.

Summary Compensation Table

ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY	ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

Jeffrey Glick	2004	$ 0	0	0	0	0	$ 0
CEO/CFO

Darren Glick	2004	$ 0	0	0	0	0	$ 0
President

Michael D. Farkas	2003	$ 0	0	0	0	0	$ 0

Employment Agreements

No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 14, 2006, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS
Glick Global Development, LLC	17,078,661	87%
225 Broadway, Suite 910
New York, New York 10007

Darren Glick(2)	4,269,665	22%

Lillian Glick (3)	17,078,661	87%

Deborah Glick (4)	4,269,665	22%

Michael D. Farkas (5)	988,200	5%

Security Ownership of Management:

TITLE OF CLASS	NAME & ADDRESS	AMOUNT	PERCENT
Common Stock	Jeffrey Glick	-	-
Common Stock	Darren Glick (2)	4,269,665	22%
Common Stock	Michael D. Farkas (5)	988,200	5%
All directors and executive officers as a group (3 persons)		5,257,865	28%

1.	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

2	Darren Glick beneficially owns 4,269,665 shares as a twenty-five (25%) shareholder of Glick Global Development, LLC.

3.	Lillian Glick beneficially owns 17,078,661 shares as a principal shareholder of Glick Global Development, LLC.

4.	Deborah Glick beneficially owns 4,269,665 shares as a twenty-five (25%) shareholder of Glick Global Development, LLC.

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

Audit Fees

For the Company's fiscal year ended December 31, 2005, we were billed $19,000 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005.

Tax Fees

For the Company’s fiscal year ended December 31, 2005, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GENESIS REALTY GROUP, INC.

By	/s/ Jeffrey Glick
JEFFREY GLICK
Chief Executive Officer Chief Financial Officer

Dated:	April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey Glick Jeffrey Glick	Chief Executive Officer Chief Financial Officer, and Director	April 14, 2006

/s/ Darren Glick Darren Glick	President, Secretary and Director	April 14, 2006

/s/ Michael D. Farkas Michael D. Farkas	Director	April 14, 2006