Form 10QSB
period 2006-03-31
GENESIS REALTY GROUP INC
filed 2006-05-22
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-32037

______________

GENESIS REALTY GROUP, INC.

(Exact name of small business issuer as specified in its charter)

______________

Florida	65-0963722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 East 57th Street, 26th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 406-4954
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006: 19,580,393 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF MARCH 31,

2006 AND DECEMBER 31, 2005 AND FOR THE

THREE MONTHS ENDED MARCH 31, 2006 AND

2005 AND FOR THE PERIOD NOVEMBER 22, 1999

(DATE OF INCEPTION) THROUGH MARCH 31, 2006

GENESIS REALTY GROUP, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND DECEMBER 31, 2005 AND FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIODS NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

Balance sheets	1

Statements of operations	2

Statements of cash flows	3-4

Notes to financial statements	5

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2006	2005
ASSETS

CURRENT ASSETS:

Cash	$217	$659

TOTAL ASSETS	$217	$659

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$44,166	$33,397
Accounts payable - related party	85,000	85,000
Loan payable - related party	50,000	50,000
Note payable - related party	76,770	75,270

Total current liabilities	255,936	243,667

STOCKHOLDERS’ DEFICIENCY:

Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
outstanding at March 31, 2006 & December 31, 2005, respectively	19,580	19,580
Additional paid-in capital	182,407	182,407
Deficit accumulated during the development stage	(240,351)	(230,202)
Stock subcription receivable, including accrued interest of $46,568
and $44,006	(217,355)	(214,793)

Total stockholders’ deficiency	(255,719)	(243,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$217	$659

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	THREE MONTHS ENDED		FOR THE PERIOD
	MARCH 31,		NOVEMBER 22, 1999
			(DATE OF INCEPTION)
	2006	2005	TO MARCH 31, 2006
DEVELOPMENT STAGE REVENUES	$0	$0	$0
DEVELOPMENT STAGE EXPENSES:
Amortization	0	0	1,354
Accounting	6,930	2,750	89,601
Bad debt	0	0	22,429
Bank charges	67	0	1,062
Consulting fees	367	2,483	3,567
On-line services	0	0	3,400
Domain names	0	0	50,070
Legal fees	3,131	8,000	25,755
Corporate fees	0	0	5,307
Office general	0	0	90,650
Shareholder related services	0	0	272
Transfer agent fees	320	225	9,216
Website development	0	0	50,000
Printing	0	0	630
TOTAL DEVELOPMENT STAGE EXPENSES	10,815	13,458	353,313
LOSS FROM OPERATIONS	(10,815)	(13,458)	(353,313)
GAIN ON SALE OF INVESTMENT	0	0	99,500
OTHER INCOME	2,562	2,562	48,820
INTEREST EXPENSE	(1,896)	(1,407)	(12,145)
OTHER EXPENSE	-	-	(23,213)
NET LOSS	$(10,149)	$(12,303)	$(240,351)
LOSS PER COMMON SHARE
Basic & diluted	$(0.00)	$(0.00)
Weighted-average number of common
shares outstanding	19,580,393	19,580,393

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	THREE MONTHS ENDED		FOR THE PERIOD
	MARCH 31,		NOVEMBER 22, 1999
			(DATE OF INCEPTION)
OPERATING ACTIVITIES	2006	2005	TO MARCH 31, 2006

Net loss	$(10,149)	$(12,303)	$(240,351)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(2,562)	(2,562)	(46,568)
Interest accrued on notes receivable	-	-	(2,251)
Changes in assets and liabilities
Increase in accounts payable
and accrued expenses	10,769	11,482	129,166
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(1,942)	(3,383)	(137,575)

INVESTING ACTIVITIES
Increase in loans and advances-
related party	0	0	29,822

Net cash provided by investing activities	0	0	29,822

FINANCING ACTIVITES

Proceeds from promissory notes	1,500	0	76,770
Proceeds from issuance of common stock	0	0	31,200

Net cash provided by financing activites	1,500	-	107,970

(DECREASE) INCREASE IN CASH	(442)	(3,383)	217

CASH, BEGINNING OF PERIOD	659	7,962	0

CASH, END OF PERIOD	$217	$4,579	$217

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

			(Unaudited)
	(Unaudited)		FOR THE PERIOD
	THREE MONTHS ENDED		NOVEMBER 22, 1999
	MARCH 31,		(DATE OF INCEPTION)
	2006	2005	TO MARCH 31, 2006

Supplemental cash flow information:
Interest paid	$0	$0	$573
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

In the opinion of management, the accompanying financial statements of Genesis Realty Group, Inc. contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and December 31, 2005, the statements of operations and cash flows for the three months ended March 31, 2006 and 2005.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.	NOTE PAYABLE

At March 31, 2006 and December 31, 2005, the Company had notes payable to Atlas Equities, a related party, aggregating $76,770 and $75,270, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to March 31, 2006 aggregated $240,351. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $240,351 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Development stage losses during the three months ended March 31, 2006 was $10,149 as compared to $12,303 for the period ended March 31, 2005.

Expenses for the three months ended March 31, 2006 were primarily accounting fees ($6,930) and legal fees ($3,131) for the Company’s quarterly regulatory filings. We also incurred expenses such as consulting fees ($367) and transfer agent fees ($320).

Expenses for the three months ended March 31, 2005 were primarily accounting fees ($2,750) and legal fees ($8,000) for the Company’s quarterly regulatory filings. We also incurred expenses such as consulting fees ($2,483) and transfer agent fees ($225).

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

For the three months ended March 31, 2006, we incurred a net loss of $10,149. Our accumulated deficit since inception is $240,351. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None.

(b)	Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Jeffrey Glick pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey Glick pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GENESIS REALTY GROUP, INC.

By: /s/Jeffrey Glick

Jeffrey Glick,

Chairman of the Board of Directors,

President, Chief Executive Officer,

Principal Financial Officer and

Principal Accounting Officer

May 19, 2006