Form 10QSB
period 2006-06-30
GENESIS REALTY GROUP INC
filed 2006-08-21
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 17, 2006: 19,580,393 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF JUNE 30,

2006 AND DECEMBER 31, 2005 AND FOR THE

SIX MONTHS ENDED JUNE 30, 2006 AND

2005 AND FOR THE PERIODS NOVEMBER 22, 1999

(DATE OF INCEPTION) THROUGH JUNE 30, 2006

GENESIS REALTY GROUP, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF JUNE 30, 2006 AND DECEMBER 31, 2005 AND FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIODS NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

Balance sheets	1

Statements of operations	2

Statements of cash flows	3-4

Notes to financial statements	5

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(Unaudited)
	JUNE 30,	DECEMBER 31,
	2006	2005
ASSETS

CURRENT ASSETS:

Cash	$ 11	$ 659

TOTAL ASSETS	$ 11	$ 659

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$ 55,962	$ 33,397
Accounts payable - related party	85,000	85,000
Loan payable - related party	50,000	50,000
Note payable - related party	77,020	75,270

Total current liabilities	267,982	243,667

STOCKHOLDERS’ DEFICIENCY:

Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
outstanding at March 31, 2006 & December 31, 2005	19,580	19,580
Additional paid-in capital	182,407	182,407
Deficit accumulated during the development stage	(250,013)	(230,202)
Stock subcription receivable, including accrued interest of $49,158 and
$44,006 at June 30, 2006 and December 31, 2005	(219,945)	(214,793)

Total stockholders’ deficiency	(267,971)	(243,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 11	$ 659

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

		(UNAUDITED)		(UNAUDITED)	(UNAUDITED)
		SIX MONTHS ENDED		THREE MONTHS ENDED	FOR THE PERIOD
		JUNE 30,		June 30,	NOVEMBER 22, 1999
					(DATE OF INCEPTION) TO
	2006	2005	2006	2005	June 30, 2006
DEVELOPMENT STAGE REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0
DEVELOPMENT STAGE EXPENSES:
Amortization	0	0	0	0	1,354
Accounting	14,980	5,500	8,050	2,750	97,651
Bad debt	0	0	0	0	22,429
Bank charges	128	42	61	42	1,123
Consulting	940	3,200	573	717	4,140
On-line services	0	0	0	0	3,400
Domain names	0	0	0	0	50,070
Legal fees	4,381	8,750	1,250	750	27,005
Corporate fees	0	169	0	169	5,307
Office general	0	0	0	0	90,649
Shareholder related services	148	0	148	0	420
Transfer agent fees	545	902	225	677	9,441
Website development	0	0	0	0	50,000
Printing	0	0	0	0	630
TOTAL DEVELOPMENT STAGE EXPENSES	21,122	18,563	10,307	5,105	363,619
LOSS FROM OPERATIONS	(21,122)	(18,563)	(10,307)	(5,105)	(363,619)
GAIN ON SALE OF INVESTMENT	0	0	0	0	99,500
OTHER INCOME	5,152	5,152	2,590	2,590	51,410
INTEREST EXPENSE	(3,841)	(2,843)	(1,945)	(1,436)	(14,091)
OTHER EXPENSES	0	0	0	0	(23,213)
NET LOSS	$(19,811)	$(16,254)	$ (9,662)	(3,951)	(250,013)
LOSS PER COMMON SHARE
Basic & diluted	$(0.00)	$(0.00)	$ (0.00)	$(0.00)
Weighted-average common shares outstanding	19,580,343	19,580,343	19,580,343	19,580,343

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		SIX MONTH ENDED	FOR THE PERIOD
		JUNE 30,	NOVEMBER 22, 1999
			(DATE OF INCEPTION)
OPERATING ACTIVITIES	2006	2005	TO JUNE 30, 2006

Net loss	$ (19,811)	$ (16,254)	$ (250,013)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(5,152)	(5,152)	(49,158)
Interest accrued on notes receivable	0	0	(2,251)
Changes in assets and liabilities
Increase in accounts payable
and accrued expenses	22,565	6,741	140,962
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(2,398)	(14,665)	(138,031)

INVESTING ACTIVITIES
Increase in loans and advances-
related party	0	0	29,822

Net cash provided by investing activities	0	0	29,822

FINANCING ACTIVITES

Proceeds from promissory notes	1,750	0	77,020
Proceeds from issuance of common stock	0	7,000	31,200

Net cash provided by financing activites	1,750	7,000	108,220

(DECREASE) INCREASE IN CASH	(648)	(7,665)	11

CASH, BEGINNING OF PERIOD	659	7,962	0

CASH, END OF PERIOD	$ 11	$ 297	$ 11

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	Unaudited)		Unaudited)
	SIX MONTHS ENDED JUNE 30,		FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) TO
	2006	2005	JUNE 30, 2006

Supplemental cash flow information:
Interest paid	$0	$0	$573
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The results of operations for the six months June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. In the opinion of management, the accompanying consolidated financial statements of Genesis Realty Group, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of June 30, 2006 and December 31, 2005, the statements of operations and cash flows for the six months ended June 30, 2006 and 2005.

The results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 2 and 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.	NOTE PAYABLE

During the six months ended June 30, 2006 and year ended December 31, 2005, the Company executed notes aggregating $77,020 and $75,270, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to June 30, 2006 aggregated $250,013. The Company’s cash flow requirements during this period have been met by

GENESIS REALTY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS (continued)

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

Period from November 22, 1999 (Date of Inception) through June 30, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $250,013 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

Six Months Ended June 30, 2006 and June 30, 2005

Development stage losses during the six months ended June 30, 2006 were $19,811 as compared to $16,254 for the six months ended June 30, 2005.

Expenses for the six months ended June 30, 2006 were primarily accounting fees ($14,980) and legal fees ($4,381) in connection with our quarterly regulatory filings. We also incurred expenses during the ordinary course of business such as consulting fees ($940), bank charges ($128), shareholder related services ($148), and transfer agent fees ($545).

Expenses for the six months ended June 30, 2005 were primarily accounting fees ($5,500) and legal fees ($8,750) for the Company’s quarterly regulatory filings. We also incurred expenses in the ordinary course of business such as consulting fees ($3,200) and transfer agent fees ($902).

Three Months Ended June 30, 2006 And June 30, 2005

Development stage losses during the three months ended June 30, 2006 was $9,662 as compared to $3,951 for the period ended June 30, 2005.

Expenses for the three months ended June 30, 2006 were primarily accounting fees ($8,050) and legal fees ($1,250) for the Company’s quarterly regulatory filings. We also incurred expenses in the ordinary course of business such as consulting fees ($573) and transfer agent fees ($225).

Expenses for the three months ended June 30, 2005 were primarily accounting fees ($2,750) and legal fees ($750) for the Company’s quarterly regulatory filings. We also incurred expenses in the ordinary course of business such as consulting fees ($717) and transfer agent fees ($677).

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

For the six months ended June 30, 2006, we incurred a net loss of $19,811. Our accumulated deficit since inception is $250,013. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Jeffrey Glick

Chairman of the Board of Directors,

President, Chief Executive Officer,

Principal Financial Officer and

Principal Accounting Officer

August 21, 2006