Form 10QSB
period 2006-09-30
GENESIS REALTY GROUP INC
filed 2006-11-20
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2006: 19,580,393 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF SEPTEMBER 30,
2006 AND DECEMBER 31, 2005 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND
2005 AND FOR THE PERIODS NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIODS NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Balance sheets	1

Statements of operations	2

Statements of cash flows	3-4

Notes to financial statement	5-6

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
ASSETS

CURRENT ASSETS:

Cash	$110	$659

TOTAL ASSETS	$110	$659

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$65,121	$33,397
Accounts payable - related party	85,000	85,000
Loan payable - related party	50,000	50,000
Note payable - related party	77,570	75,270

Total current liabilities	277,691	243,667

STOCKHOLDERS’ DEFICIENCY:

Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
outstanding at September 30, 2006 & December 31, 2005	19,580	19,580
Additional paid-in capital	182,407	182,407
Deficit accumulated during the development stage	(257,004)	(230,202)
Stock subcription receivable, including accrued interest of $51,777 and
$44,006 at September 30, 2006 and December 31, 2005, respectively	(222,564)	(214,793)

Total stockholders’ deficiency	(277,581)	(243,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$110	$659

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)		(UNAUDITED)
	NINE MONTHS ENDED		THREE MONTHS ENDED		FOR THE PERIOD
	SEPTEMBER 30,		SEPTEMBER 30,		NOVEMBER 22, 1999
					(DATE OF INCEPTION) TO
	2006	2005	2006	2005	SEPTEMBER 30, 2006

DEVELOPMENT STAGE REVENUES	$0	$0	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	0	0	1,354
Accounting	21,330	9,500	6,350	4,000	104,001
Bad debt	0	0	0	0	22,429
Bank charges	205	113	77	71	1,200
Consulting	1,040	3,200	100	0	4,240
On-line services	0	0	0	0	3,400
Domain names	0	0	0	0	50,070
Legal fees	5,344	8,750	963	0	27,968
Corporate fees	0	169	0	0	5,307
Office general	0	0	0	0	90,649
Shareholder related services	148	0	0	0	420
Transfer agent fees	695	1,158	150	256	9,591
Website development	0	0	0	0	50,000
Printing	0	0	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	28,762	22,890	7,640	4,327	371,259

LOSS FROM OPERATIONS	(28,762)	(22,890)	(7,640)	(4,327)	(371,259)

GAIN ON SALE OF INVESTMENT	0	0	0	0	99,500

OTHER INCOME	7,771	7,771	2,619	2,619	54,029

INTEREST EXPENSE	(5,811)	(4,479)	(1,970)	(1,636)	(16,061)

OTHER EXPENSES	0	0	0	0	(23,213)

NET LOSS	$(26,802)	$(19,598)	$(6,991)	$(3,344)	$(257,004)

LOSS PER COMMON SHARE
Basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of common
shares outstanding	19,580,343	19,580,343	19,580,343	19,580,343

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	NINE MONTH ENDED		FOR THE PERIOD
	SEPTEMBER 30,		NOVEMBER 22, 1999
			(DATE OF INCEPTION)
OPERATING ACTIVITIES	2006	2005	TO SEPTEMBER 30, 2006

Net loss	$(26,802)	$(19,598)	$(257,004)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(7,771)	(7,771)	(51,777)
Interest accrued on notes receivable	0	0	(2,251)
Changes in assets and liabilities
Increase (Decrease) in accounts payable
and accrued expenses	31,724	8,033	150,121
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(2,849)	(19,336)	(138,482)

INVESTING ACTIVITIES
Increase in loans and advances-
related party	0	0	29,822

Net cash provided by investing activities	0	0	29,822

FINANCING ACTIVITES

Proceeds from promissory notes	2,300	12,500	77,570
Proceeds from issuance of common stock	0	0	31,200

Net cash provided by financing activites	2,300	12,500	108,770

(DECREASE) INCREASE IN CASH	(549)	(6,836)	110

CASH, BEGINNING OF PERIOD	659	7,962	0

CASH, END OF PERIOD	$110	$1,126	$110

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

			(Unaudited)
	(Unaudited)		FOR THE PERIOD
	NINE MONTHS ENDED		NOVEMBER 22, 1999
	SEPTEMBER 30,		(DATE OFINCEPTION) TO
	2006	2005	SEPTEMBER 30, 2006

Supplemental cash flow information:
Interest paid	$0	$0	$573
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.              ORGANIZATION

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The results of operations for the nine months September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. In the opinion of management, the accompanying consolidated financial statements of Genesis Realty Group, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of September 30, 2006 and December 31, 2005, the statements of operations and cash flows for the nine months ended September 30, 2006 and 2005.

The results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 2 and 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.               NOTE PAYABLE

As of September 30, 2006 and December 31, 2005, the Company executed notes aggregating $77,570 and $75,270, respectively. These notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 3.            DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from November 22, 1999 (date of inception) to September 30, 2006 aggregated $257,004. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $257,004 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Development stage losses during the nine months ended September 30, 2006 was $28,762 as compared to $22,890 for the period ended September 30, 2005.

Expenses for the nine months ended September 30, 2006 were primarily accounting fees ($21,300) and legal fees ($5,344) for the Company’s quarterly regulatory filings. We also incurred expenses in the ordinary course of business such as consulting fees ($1,040) and transfer agent fees ($695).

Expenses for the nine months ended September 30, 2005 were primarily accounting fees ($9,500) and legal fees ($8,750) for the Company’s quarterly regulatory filings. We also incurred expenses in the ordinary course of business such as consulting fees ($3,200) and transfer agent fees ($1,158).

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Development stage losses during the three months ended September 30, 2006 was $7,640 as compared to $4,327 for the period ended September 30, 2005.

Expenses for the three months ended September 30, 2006 were primarily accounting fees ($6,350) and legal fees ($963) for the Company’s quarterly regulatory filings. We also incurred expenses in the ordinary course of business such as consulting fees ($100) and transfer agent fees ($150).

Expenses for the three months ended September 30, 2005 were primarily for accounting fees ($4,000). We also incurred expenses in the ordinary course of business such as bank charges ($71) and transfer agent fees ($256).

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

For the nine months ended September 30, 2006, we incurred a net loss of $26,802. Our accumulated deficit since inception is $257,004. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

November 16, 2006