Form 10KSB
period 2006-12-31
GENESIS REALTY GROUP INC
filed 2007-04-02
CIK 1128725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

Commission File number 333-63460

GENESIS REALTY GROUP, INC.
(Name of small business issuer in its charter)

Delaware	65-0908171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue, 10th Floor	10169
(Address of principal executive offices)	(Zip Code)

(212) 406-4954
(Registrant’s telephone number, including area code)

135 East 57th Street
26th Floor, New York, NY 10022
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

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006, was: $0

Number of shares of the registrant’s common stock outstanding as of April 2, 2007 was: 19,580,393

Transfer Agent as of April 2, 2007:	Corporate Stock Transfer & Trust Co. 3200 Cherry Creek Drive Denver, Colorado 80209

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

Business Overview

We are a development stage company which intends to acquire, develop and manage residential, commercial and/or agricultural property. We intend to engage in real estate projects in cooperation with strategic consultants, architects, general and subcontractors, and other specialists on a project by project basis. To date, we have not acquired, developed or managed any residential or commercial Real properties and have received no revenues. We may also engage in real estate projects by acquiring an existing real estate company or real estate management team.

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

Our corporate offices are located at 230 Park Avenue, 10th Floor, NY, NY 10169 and our telephone number is (212) 406-4954.

Employees

We employ two people on a part-time basis. We will need to employ additional people to continue to implement our plan of operation. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employee is satisfactory.

Item 2. Description of Property

We currently use office space at 230 Park Avenue, 10th Floor, New York, New York 10169. The primary tenant is The Atlas Group of Companies, LLC, a related party, owned by Michael Farkas.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

On April 2, 2007 there are over 100 shareholders of record of the Company’s common stock. The Company’s common stock is currently available for trading on the Over the Counter Bulletin Board under the symbol GRYG.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $263,032 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Development stage losses during the year ended December 31, 2006 was $32,830 as compared to $25,430 for the period ended December 31, 2005.

Expenses for the year ended December 31, 2006 were primarily accounting ($25,980) in connection with our annual and quarterly regulatory filings. We also incurred expenses during the ordinary course of business such as consulting fees ($1,641) and transfer agent fees ($1,415).

Expenses for the year ended December 31, 2004 were primarily accounting ($15,500) in connection with our annual and regulatory filings. We also incurred expenses dealing during the ordinary course of business such as consulting fees ($3,200) and transfer agent fees ($1,415).

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

For the year ended December 31, 2006, we incurred a net loss of $32,830. Our accumulated deficit since inception is $263,032. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 7. Financial Statements

The financial statements of the Company, together with the report of auditors, are as follows:

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006
AND FOR THE YEARS ENDED DECEMBER 31, 2006
AND 2005 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

Balance sheet	2

Statements of operations	3

Statements of stockholders’ deficiency	4-5

Statements of cash flows	6-7

Notes to financial statements	8-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Genesis Realty Group, Inc.

We have audited the accompanying balance sheet of Genesis Realty Group, Inc. (a development stage company) as of December 31, 2006 the related statements of operations, change in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005 and for the period November 22, 1999 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. as of December 31, 2006, and the result of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period November 22, 1999 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
White Plains, NY
March 26, 2007

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	DECEMBER 31,
2006

CURRENT ASSETS:

Cash	$140

TOTAL ASSETS	$140

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$59,798
Accounts payable - related party	85,000
Loan payable - related party	50,000
Notes payable - related party	91,570

Total current liabilities	286,368

STOCKHOLDERS’ DEFICIENCY:

Common Stock, par value $.0001 per share; 100,000,000 shares
authorized; 19,580,393 shares issued and outstanding	19,580
Additional paid-in capital	182,407
Deficit accumulated during the development stage	(263,032)
Stock subscription receivable, including accrued interest of $54,396	(225,183)

Total stockholders’ deficiency	(286,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$140

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			FOR THE PERIOD
			NOVEMBER 22, 1999
	YEAR ENDED DECEMBER 31,		(DATE OF INCEPTION) TO
	2006	2005	DECEMBER 31, 2006

DEVELOPMENT STAGE REVENUES	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	1,354
Accounting	25,980	15,500	108,651
Bad debt expense	0	0	22,429
Bank charges	275	196	1,270
Consulting fees	1,641	3,200	4,841
On-line services	0	0	3,400
Domain names	0	0	50,070
Legal fees	5,844	8,750	28,469
Corporate fees	148	169	5,307
Office general	0	0	90,649
Shareholder related services	0	0	420
Transfer agent fees	1,415	1,733	10,311
Website development	0	0	50,000
Printing	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	35,303	29,548	377,801

LOSS FROM OPERATIONS	(35,303)	(29,548)	(377,801)

GAIN ON SALE OF INVESTMENT	0	0	99,500

OTHER INCOME	10,390	10,361	56,648

INTEREST EXPENSE	(7,917)	(6,243)	(18,166)

OTHER EXPENSE	0	0	(23,213)

NET LOSS	$(32,830)	$(25,430)	$(263,032)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common
shares outstanding	19,580,393	19,580,393

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	DURING THE	STOCK
			PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL
Balance, November 22, 1999 (date of inception)	0	$0	$0	$0	$0	$0
Common stock issued to related parties for
management services	2,500,000	2,500	28,700	0	0	31,200
Loss during development stage for the period
November 22, 1999 (inception) through December 31, 1999	0	0	0	(4,883)	0	(4,883)
Balance, December 31, 1999	2,500,000	2,500	28,700	(4,883)	0	26,317

Loss during development stage for the year
ended December 31, 2000	0	0	0	(10,797)	0	(10,797)
Balance, December 31, 2000	2,500,000	2,500	28,700	(15,680)	0	15,520

Increase in common stock issued resulting from
agreement and plan of distribution (“spin-off”)	1,732	1	(1)	0	0	0
Common stock issued to Glick Global Development LLC	17,078,661	17,079	153,708	0	(170,787)	0
Accrued interest stock subscription receivable					(2,476)	(2,476)
Loss during development stage for the year
ended December 31, 2001	0	0	0	(39,733)	0	(39,733)
Balance, December 31, 2001	19,580,393	19,580	182,407	(55,413)	(173,263)	(26,689)

Accrued interest stock subscription receivable					(12,640)	(12,640)
Loss during development stage for the year
ended December 31, 2002	0	0	0	(69,356)	0	(69,356)
Balance, December 31, 2002	19,580,393	19,580	182,407	(124,769)	(185,903)	(108,685)

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2003	0	0	0	(45,545)	0	(45,545)
Balance, December 31, 2003	19,580,393	19,580	182,407	(170,314)	(196,293)	(164,620)

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (continued)

				DEFICIT
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	DURING THE	STOCK
			PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL

Balance, December 31, 2003	19,580,393	19,580	182,407	(170,314)	(196,293)	(164,620)
Accrued interest stock subscription receivable					(8,139)	(8,139)
Loss during development stage for the year
ended December 31, 2004	0	0	0	(34,458)	0	(34,458)
Balance, December 31, 2004	19,580,393	19,580	182,407	(204,772)	(204,432)	(207,217)

Accrued interest stock subscription receivable					(10,361)	(10,361)
Loss during development stage for the year
ended December 31, 2005	0	0	0	(25,430)	0	(25,430)
Balance, December 31, 2005	19,580,393	19,580	182,407	(230,202)	(214,793)	(243,008)

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2006	0	0	0	(32,830)	0	(32,830)

Balance, December 31, 2006	19,580,393	$19,580	$182,407	$(263,032)	$(225,183)	$(286,228)

The accompanying notes are an integral part of these financial statements

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			FOR THE PERIOD
	DECEMBER 31,		NOVEMBER 22, 1999
			(DATE OF INCEPTION)
OPERATING ACTIVITIES	2006	2005	TO DECEMBER 31, 2005

Net loss	$(32,830)	$(25,430)	$(263,032)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(10,390)	(10,361)	(54,396)
Interest accrued on notes receivable	-	-	(2,251)
Changes in assets and liabilities
Increase (Decrease) in accounts payable
and accrued expenses	26,401	9,488	144,798
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(16,819)	(26,303)	(152,452)

INVESTING ACTIVITIES
Increase in loans and advances-
related party	0	0	29,822

Net cash used by investing activities	0	0	29,822

FINANCING ACTIVITES

Proceeds from promissory notes	16,300	19,000	91,570
Proceeds from issuance of common stock	0	0	31,200

Net cash provided by financing activites	16,300	19,000	122,770

(DECREASE) INCREASE IN CASH	(519)	(7,303)	140

CASH, BEGINNING OF PERIOD	659	7,962	0

CASH, END OF PERIOD	$140	$659	$140

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

			FOR THE PERIOD
			NOVEMBER 22, 1999
	YEARS ENDED DECEMBER 31,		(DATE OF INCEPTION) TO
	2006	2005	DECEMBER 31, 2006

Supplemental cash flow information:
Interest paid	$0	$0	$438
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from November 22, 1999 (inception) to December 31, 2006 aggregated $263,032 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. Management’s plans include the potential development of its own business or merging with an operating company. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”. This statement amends the guidance in ARB 43 (Chapter 43 - Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have an impact on the financial statements of the Company.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December 2004, the FASB issued Statement No. 153, “Exchange of Non-monetary Assets - an amendment of APB No. 29”. Statement No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have a material impact on the financial statements of the Company.

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

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement with periods beginning after December 15, 2005. The Company adopted SFAS No. 123(R) for the Company’s calendar year ending December 31, 2006. The adoption of this pronouncement did not affect the Company’s statements of income. The amount of the effect cannot be measured at this time. The Company is currently evaluating the impact of SFAS No. 123(R) on its financial statements. The application of this statement is not expected to have a material impact on the financial statements of the Company.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), which changed the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

                 In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FASB No. 155”). FASB No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

                FASB No. 155:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

                FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of FASB No. 155 may also be applied upon adoption of FASB No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of FASB No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of FASB No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

                At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. The cumulative-effect adjustment should be disclosed gross (that is, aggregating gain positions separate from loss positions) determined on an instrument-by-instrument basis. Prior periods should not be restated. The Company does not believe there will be any effect on the financial statements upon adopting FASB No. 155.

                In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

                 In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

                 FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently reviewing the potential effect of this statement on its financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

                 In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R” (“FASB No. 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

                An emploer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe FASB No. 158 will have any material effect on its financial statements.

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

4.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2006 consisted of the following:

December 31, 2006
Accounts payable	$40,955
Accrued expenses	1,250
Accrued interest	17,593
Total accounts payable and accrued expenses	$59,798

5.             NOTES PAYABLE - RELATED PARTY
Through December 31, 2006, the Company executed notes aggregating a total of $86,000 with Atlas Equities Group, Inc., an entity owned by a director of the Company. These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%. Notes with an aggregate principle balance of $69,700 remain outstanding beyond their due dates and are therefore in default.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6. INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of December 31, 2006 the Company had net operating loss carryforwards (“NOL’s”) of $263,033 which will be available to reduce future taxable income and expense through 2026.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

December 31, 2006

Deferred tax assets	$103,898
Valuation allowance	(103,898)

Deferred tax asset, net	$-

At December 31, 2006, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

                The effective tax rate varies from the U.S. Federal statutory tax rate for the year ended December 31, 2006 principally due to the following:

U.S. statutory tax rate	34.0%
State and local taxes	5.5
Valuation allowance	(39.5)

Effective rate	0.0%

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.             INCOME TAXES (continued)

                 The Company is currently deficient in its filings of its income taxes as it has not filed Federal income tax returns for the years ended December 31, 2005 and 2006 and has been delinquent in filing New York State income tax returns since the year ended December 31, 2001.

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

        On October 5, 2002, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global. Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,787 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,787 and bears interest at an annual rate equivalent to 6.0% per annum was due and payable on October 4, 2005. The note is reflected in the financial statements as a stock subscription receivable. The note was overdue at December 31, 2006. Such note is secured by the 17,078,661 shares of the Company’s common stock. On December 31, 2005, Michael D Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary, and Director of the Company. Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D. Farkas remain on the Company Board of Directors.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.             RELATED PARTY TRANSACTIONS

        On September 1, 2000, the Company agreed to purchase four domain names (Genesis Realty Group, Inc., I-Realtyauction.net, Genesis Realty Group, Inc. and I-Realtyauction.net) from Michael D. Farkas, the director of Incubator, a related party, for $50,000. The Company has not made a payment toward the purchase as of December 31, 2006.

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

        Between July 2003 and December 2006, the Company issued twenty two promissory notes aggregating $86,000 to Atlas Equity Group, Inc. The promissory notes bear interest of 10% per annum and are due and payable on one year from the date of issuance.

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

11.      SUBSEQUENT EVENT

On February 20, 2007, the Company entered into an agreement with Michael Farkas and two of his companies in which he is a beneficial owner (Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC) to grant them the right to convert any or all debt and accrued interest into fully paid and non-assessable shares of Common Stock at a conversion price of $ .01 per share, the market price of the Company’s common stock on the date of the agreement. As of February 20, 2007 Michael D. Farkas, Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC are owed $57,326, $103,530, and $80,950 respectively.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $263,032 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Development stage losses during the year ended December 31, 2006 were $32,830 as compared to $25,430 for the year ended December 31, 2005.

Expenses for the year ended December 31, 2006 were primarily accounting ($25,980), legal ($5,844), and transfer agent fees ($1,415) in connection with our annual regulatory filing.

Expenses for the year ended December 31, 2005 were primarily accounting ($15,500), legal ($8,750), consulting ($3,200) and transfer agent fees ($1,733) in connection with our annual regulatory filing.

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

For the year ended December 31, 2006, we incurred a net loss of $32,830. Our accumulated deficit since inception is $263,032. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our accountants are Seligson & Giannattasio, LLP, 901 North Broadway, Suite 24, North White Plains, NY 10603. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of April 2, 2007 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since Director/Position

Jeffrey Glick	64	October 5, 2001 CEO, CFO and Chairman of the Board
Darren Glick	35	October 5, 2001 President, Secretary and Director

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

Darren Glick, our Chief Executive Officer and Chief Financial Officer is the son of Jeffrey Glick, our President and Secretary.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10. Executive Compensation

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jeffrey Glick, Chief Executive Officer, Chief Financial Officer	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0
Darren Glick, President	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0

Employment Agreements

No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 2, 2007 information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

None

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal year ended December 31, 2006 , we were billed $20,400 and $5,000 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006.

Tax Fees

For the Company’s fiscal year ended December 31, 2006, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GENESIS REALTY GROUP, INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Realty Group, Inc.

By:	/s/ Jeffrey Glick
JEFFREY GLICK
Chief Executive Officer, Chief Financial Officer

Date:	April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Glick	Chief Executive Officer,	April 2, 2007
JEFFREY GLICK	Chief Financial Officer