Form 10QSB
period 2007-03-31
GENESIS REALTY GROUP INC
filed 2007-05-21
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-32037
______________

GENESIS REALTY GROUP, INC.
(Exact name of small business issuer as specified in its charter)
______________

Florida	65-0963722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, 10th Floor, New York, NY	10169
(Address of principal executive offices)	(Zip Code)

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2007: 19,580,393 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF MARCH 31, 2007
AND DECEMBER 31, 2006 AND FOR THE THREE
MONTH PERIOD ENDED MARCH 31, 2007 AND
2006 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH MARCH 31, 2007

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF MARCH 31, 2007 AND DECEMBER 31, 2006 AND FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

Balance sheets	1

Statements of operations	2

Statements of cash flows	3 -4

Notes to financial statements	5-6

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(unaudited)
ASSETS	MARCH 31,	DECEMBER 31,
	2007	2006
CURRENT ASSETS:

Cash	$125	$140

TOTAL ASSETS	$125	$140

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$63,000	$59,798
Accounts payable - related party	85,000	85,000
Loan payable - related party	50,000	50,000
Notes payable - related party	97,520	91,570

Total current liabilities	295,520	286,368

STOCKHOLDERS’ DEFICIENCY:

Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
outstanding at March 31, 2007 & December 31, 2006, respectively	19,580	19,580
Additional paid-in capital	182,407	182,407
Deficit accumulated during the development stage	(269,637)	(263,032)
Stock subscription receivable, including accrued interest of $56,957
and $54,396 as of March 31, 2007 & December 31, 2006	(227,745)	(225,183)

Total stockholders’ deficiency	(295,395)	(286,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$125	$140

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	(UNAUDITED)
	THREE MONTHS ENDED		FOR THE PERIOD
	MARCH 31,		NOVEMBER 22, 1999
			(DATE OF INCEPTION) TO
	2007	2006	MARCH 31, 2007

DEVELOPMENT STAGE REVENUES	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	1,354
Accounting	6,600	6,930	115,251
Bad debt expense	0	0	22,429
Bank charges	70	67	1,340
Consulting fees	0	367	4,841
On-line services	0	0	3,400
Domain names	0	0	50,070
Legal fees	0	3,131	28,469
Corporate fees	0	0	5,307
Office general	0	0	90,649
Shareholder related services	0	0	420
Transfer agent fees	225	320	10,536
Website development	0	0	50,000
Printing	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	6,895	10,815	384,696

LOSS FROM OPERATIONS	(6,895)	(10,815)	(384,696)

GAIN ON SALE OF INVESTMENT	0	0	99,500

OTHER INCOME	2,562	2,562	59,210

INTEREST EXPENSE	(2,272)	(1,896)	(20,438)

OTHER EXPENSE	0	0	(23,213)

NET LOSS	$(6,605)	$(10,149)	$(269,637)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common
shares outstanding	19,580,393	19,580,393

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	(Unaudited)
	THREE MONTHS ENDED		FOR THE PERIOD
	MARCH 31,		NOVEMBER 22, 1999
			(DATE OF INCEPTION)
OPERATING ACTIVITIES	2007	2006	TO MARCH 31, 2007

Net loss	$(6,605)	$(10,149)	$(269,637)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(2,562)	(2,562)	(56,958)
Interest accrued on notes receivable	-	-	(2,251)
Changes in assets and liabilities
Increase in accounts payable
and accrued expenses	3,202	10,769	148,000
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(5,965)	(1,942)	(158,417)

INVESTING ACTIVITIES
Increase in loans and advances-
related party	0	0	29,822

Net cash provided by investing activities	0	0	29,822

FINANCING ACTIVITES

Proceeds from promissory notes	5,950	1,500	97,520
Proceeds from issuance of common stock	0	0	31,200

Net cash provided by financing activites	5,950	1,500	128,720

(DECREASE) INCREASE IN CASH	(15)	(442)	125

CASH, BEGINNING OF PERIOD	140	659	0

CASH, END OF PERIOD	$125	$217	$125

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

	(Unaudited)		FOR THE PERIOD
	THREE MONTHS ENDED		NOVEMBER 22, 1999
	MARCH 31,		(DATE OF INCEPTION) TO
	2007	2006	MARCH 31, 2007

Supplemental cash flow information:
Interest paid	$0	$0	$438
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.            ORGANIZATION

    Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. In the opinion of management, the accompanying consolidated financial statements of Genesis Realty Group, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2007 and December 31, 2006, the statements of operations and cash flows for the three months ended March 31, 2007 and 2006.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

2.         NOTES PAYABLE - RELATED PARTY

Through March 31, 2007 and December 31, 2006, the Company executed notes aggregating a total of $91,950 and $86,000, respectively with Atlas Equities, a related party. These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.           DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from November 22, 1999 (date of inception) to March 31, 2007 aggregated $269,637 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $269,637 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

THREE MONTHS ENDED MARCH 31, 2007 and MARCH 31, 2006

Development stage losses during the three month period ended March 31, 2007 was $6,605 as compared to $10,149 for the three month period ended March 31, 2006.

Expenses for the three month period ended March 31, 2007 were primarily accounting $6,600 in connection with our annual and quarterly regulatory filings. We also incurred expenses during the ordinary course of business such as bank fees $70 and transfer agent fees $225. Expenses for the three month period ended March 31, 2006 were primarily accounting $6,930 in connection with our annual and regulatory filings. We also incurred expenses dealing during the ordinary course of business such as consulting fees $367, transfer agent fees $320, bank fees $67 and legal fees of $3,131.

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

For the three month period ended March 31, 2007, we incurred a net loss of $6,605. Our accumulated deficit since inception is $269,637. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

May 21, 2007