Form 10QSB
period 2007-09-30
GENESIS REALTY GROUP INC
filed 2007-11-19
CIK 1128725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2007: 19,580,393  shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007
AND DECEMBER 31, 2006 AND FOR THE NINE
MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND
2006 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007

ii

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006 AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007

Balance sheet	1

Statements of operations	2

Statements of cash flows	3-4

Notes to financial statements	5-6

iii

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	SEPTEMBER 30,	DECEMBER 31,
	2007	2006

CURRENT ASSETS:

Cash	$-	$140

TOTAL ASSETS	$-	$140

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$100,331	$59,798
Accounts payable - related party	85,000	85,000
Loan payable - related party	50,150	50,000
Notes payable - related party	98,320	91,570

Total current liabilities	333,801	286,368

STOCKHOLDERS’ DEFICIENCY:

Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 19,580,393 shares issued and
outstanding at September 30, 2007 & December 31, 2006, respectively	19,580	19,580
Additional paid-in capital	182,407	182,407
Deficit accumulated during the development stage	(302,834)	(263,032)
Stock subscription receivable, including accrued interest of $62,166
and $54,396 as of September 30, 2007 & December 31, 2006	(232,954)	(225,183)

Total stockholders’ deficiency	(333,801)	(286,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$140

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					FOR THE PERIOD
	NINE MONTHS ENDED		THREE MONTHS ENDED		NOVEMBER 22, 1999
	SEPTEMBER 30,		SEPTEMBER 30,		(DATE OF INCEPTION) TO
	2007	2006	2007	2006	SEPTEMBER 30, 2007

DEVELOPMENT STAGE REVENUES	$0	$0	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	0	0	1,354
Accounting	20,800	21,330	7,600	6,350	129,451
Bad debt expense	0	0	0	0	22,429
Bank charges	173	205	52	77	1,443
Consulting fees	389	1,040	219	100	5,230
On-line services	0	0	0	0	3,400
Domain names	0	0	0	0	50,070
Legal fees	17,769	5,344	11,575	963	46,239
Corporate fees	150	0	0	0	5,457
Office general	0	0	0	0	90,649
Shareholder related services	0	148	0	0	420
Transfer agent fees	1,057	695	757	150	11,368
Website development	0	0	0	0	50,000
Printing	0	0	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	40,338	28,762	20,203	7,640	418,140

LOSS FROM OPERATIONS	(40,338)	(28,762)	(20,203)	(7,640)	(418,140)

GAIN ON SALE OF INVESTMENT	0	0	0	0	99,500

OTHER INCOME	7,771	7,771	2,619	2,619	64,419

INTEREST EXPENSE	(7,234)	(5,811)	(2,497)	(1,970)	(25,400)

OTHER EXPENSE	0	0	0	0	(23,213)

NET LOSS	$(39,801)	$(26,802)	$(20,081)	$(6,991)	$(302,834)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of common
shares outstanding	19,580,393	19,580,393	19,580,393	19,580,393

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			FOR THE PERIOD
	NINE MONTHS ENDED		NOVEMBER 22, 1999
	SEPTEMBER 30,		(DATE OF INCEPTION) TO
OPERATING ACTIVITIES	2007	2006	SEPTEMBER 30, 2007

Net loss	$(39,801)	$(26,802)	$(302,834)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(7,771)	(7,771)	(62,166)
Interest accrued on notes receivable	-	0	(2,251)
Changes in assets and liabilities
Increase (Decrease) in accounts payable
and accrued expenses	40,532	31,724	185,330
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(7,040)	(2,849)	(159,492)

INVESTING ACTIVITIES
Increase in loans and advances-
related party	150	0	29,972

Net cash used by investing activities	150	0	29,972

FINANCING ACTIVITES

Proceeds from promissory notes	6,750	2,300	98,320
Proceeds from issuance of common stock	0	0	31,200

Net cash provided by financing activites	6,750	2,300	129,520

(DECREASE) INCREASE IN CASH	(140)	(549)	0

CASH, BEGINNING OF PERIOD	140	659	0

CASH, END OF PERIOD	$-	$110	$-

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

			FOR THE PERIOD
	NINE MONTHS ENDED		NOVEMBER 22, 1999
	SEPTEMBER 30,		(DATE OF INCEPTION) TO
	2007	2006	SEPTEMBER 30, 2007

Supplemental cash flow information:
Interest paid	$0	$0	$438
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

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

2.             GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the financial statements, development stage losses from November 22, 1999 (inception) to September 30, 2007 aggregated $302,834 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  Management’s plans include the potential development of its own business or merging with an operating company.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.             NOTE RECEIVABLE

During the year ended December 31, 2003 the Company made loans to Incubator, its controlling shareholder in the amount of $20,178. The Company agreed to reduce the debt owed from I-Incubator to $0. The principal amount of $20,178 and the accrued interest receivable of $2,251 were forgiven on September 30, 2004.  Accordingly, the Company recorded $22,429 as bad debt expense for the year ended December 31, 2004.

4.             NOTES PAYABLE - RELATED PARTY

Through September 30, 2007 and December 31, 2006, the Company executed notes aggregating a total of $92,750 and $86,000 with Atlas Equity Group, Inc., respectively.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $302,834 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Development stage losses during the nine months ended September 30, 2007 was $39,801 as compared to $26,802 for the nine months period ended September 30, 2006.

Expenses for the nine months ended September 30, 2007 were primarily accounting ($20,800), legal ($17,769) and transfer agent fees ($1,057) in connection with our annual regulatory filing.

Expenses for the nine months ended September 30, 2006 were primarily accounting fees ($21,300) and legal fees ($5,344) for the Company’s quarterly regulatory filings. We also incurred expenses dealing during the ordinary course of business such as consulting fees ($1,040) and transfer agent fees ($695).

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Development stage losses during the three months ended September 30, 2007 was $20,081 as compared to $6,991 for the nine months period ended September 30, 2006.

Expenses for the three months ended September 30, 2007 were primarily accounting ($7,600), legal ($11,575) and transfer agent fees ($757) in connection with our annual regulatory filing.

Expenses for the three months ended September 30, 2006 were primarily accounting fees ($6,350) and legal fees ($963) for the Company’s quarterly regulatory filings. We also incurred expenses dealing during the ordinary course of business such as consulting fees ($100) and transfer agent fees ($150).

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

For the period ended September 30, 2007, we incurred a net loss of $39,801.  Our accumulated deficit since inception is $302,834. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

ITEM 3.                        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5.                        OTHER INFORMATION.

On November 15, 2007, Seligson & Giannattasio, LLP (“S & G”) resigned as independent auditor for the Company.  On November 15, 2007, the Company engaged Moore & Associates, CHTD. (“Moore”) as its principal independent accountant.  This decision to engage Moore was ratified by the majority approval of the Board of Directors of the Company.

ITEM 6.                       EXHIBITS AND REPORTS OF FORM 8-K.

(a)	Reports on Form 8-K and Form 8K-A

Form 8-K filed on November 19, 2007 based on change in auditor.

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

November 19, 2007