Form 10KSB
period 2007-12-31
GENESIS REALTY GROUP INC
filed 2008-04-15
CIK 1128725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2007

Commission File number 333-63460

GENESIS REALTY GROUP, INC.
(Name of small business issuer in its charter)

Delaware	65-0908171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

52 Vanderbilt Avenue, Suite 1503 New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 406-4954
(Registrant’s telephone number, including area code)

230 Park Ave, 10th Floor
New York, New York, NY 10017
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

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of April 14, 2008 was: 19,580,393

Transfer Agent as of April 14, 2008:	Corporate Stock Transfer & Trust Co. 3200 Cherry Creek Drive Denver, Colorado 80209

PART I

Item 1. Description of Business

Business Development

We were incorporated under the name i-RealtyAuction.com,Inc. in the State of Delaware on November 24, 1999 as a subsidiary ofi-Incubator.com, Inc. On August 16, 2001 we filed articles of amendment with the State of Delaware changing of the company to Genesis Realty Group, Inc.

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

Our corporate offices are located at 52 Vanderbilt Avenue, Suite 1503, New York, NY 10017 and our telephone number is (212) 406-4954.

Employees

We employ two people on a part-time basis. We will need to employ additional people to continue to implement our plan of operation. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employee is satisfactory.

Item 2. Description of Property

We currently use office space at 52 Vanderbilt Avenue, Suite 1503, New York, NY 10017.

Item 3. Legal Proceedings

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

On April 14, 2008 there are over 100 shareholders of record of the Company’s common stock. The Company’s common stock is currently available for trading on the Over the Counter Bulletin Board under the symbol GRYG.

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

On February 20, 2007 the Company entered into an agreement with Michael D. Farkas and two companies that Michael D. Farkas is a beneficial owner of Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC.  Under this agreement each entity will be able to convert debt owed by the Company for shares of common stock valued at $.01 per share.  For the year ended Michael D. Farkas, Atlas Equity Group, Inc., and The Atlas Group of Companies, LLC are owed $58,089, $117,722, and $80,950, respectively which can be converted into 5,808,900, 11,772,200, and 8,095,000 shares of common stock, respectively.  In addition, the Company has agreed to convert future loans at the same rate of $.01 per share.  These shares are not to be effected by a recapitalization.

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $306,475 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

YEAR ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

Development stage losses during the year ended December 31, 2007 was $43,443 as compared to $32,830 for the period ended December 31, 2006.

Expenses for the year ended December 31, 2007 were primarily accounting ($26,100), legal ($15,813), and transfer agent fees ($1,057) in connection with our annual regulatory filing.

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

For the year ended December 31, 2007, we incurred a net loss of $43,443.  Our accumulated deficit since inception is $306,475.  Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 7. Financial Statements

The financial statements of the Company, together with the report of auditors, are as follows:

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
AND 2006 AND FOR THE YEARS ENDED DECEMBER 31,
2007 AND 2006 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

Balance sheet	2

Statements of operations	3

Statements of stockholders’ deficiency	4-5

Statements of cash flows	6-7

Notes to financial statements	8-15

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Realty Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Genesis Realty Group, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on November 22, 1999 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Realty Group, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on November 22, 1999 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s development stage losses aggregated $308,175 from inception on November 22, 1999 to December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 14, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	DECEMBER 31,	DECEMBER 31,
	2007	2006

CURRENT ASSETS:

Cash	$91	$140

TOTAL ASSETS	$91	$140

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$113,952	$59,798
Accounts payable - related party	85,000	85,000
Loan payable - related party	30,150	50,000
Notes payable - related party	92,750	91,570

Total current liabilities	321,852	286,368

STOCKHOLDERS’ DEFICIT:

Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 21,580,393 and 19,580,393 shares issued and
outstanding at December 31, 2007 & December 31, 2006, respectively	21,580	19,580
Additional paid-in capital	200,407	182,407
Deficit accumulated during the development stage	(308,175)	(263,032)
Stock subscription receivable, including accrued interest of $64,785
and $54,396 as of December 31, 2007 and December 31, 2006	(235,573)	(225,183)

Total stockholders’ deficit	(321,761)	(286,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$91	$140

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEAR ENDED		FOR THE PERIOD
	DECEMBER 31,		NOVEMBER 22, 1999
			(DATE OF INCEPTION) TO
	2007	2006	DECEMBER 31, 2007

DEVELOPMENT STAGE REVENUES	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	1,354
Accounting	27,800	25,980	136,450
Bad debt expense	0	0	22,429
Bank charges	223	275	1,494
Consulting fees	743	1,641	5,683
On-line services	0	0	3,400
Domain names	0	0	50,070
Legal fees	15,813	5,844	44,390
Corporate fees	150	148	5,457
Office general	0	0	90,515
Shareholder related services	0	0	311
Transfer agent fees	1,057	1,415	11,368
Website development	0	0	50,000
Printing	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	45,786	35,303	423,551

LOSS FROM OPERATIONS	(45,786)	(35,303)	(423,551)

GAIN ON SALE OF INVESTMENT	0	0	99,500

OTHER INCOME	10,390	10,390	67,036

INTEREST EXPENSE	(9,747)	(7,917)	(27,947)

OTHER EXPENSE	0	0	0

PROVISION FOR INCOME TAXES	0	0	(23,213)

NET LOSS	$(45,143)	$(32,830)	$(284,962)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common
shares outstanding	21,580,393	19,580,393

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (continued)

				DEFICIT
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	DURING THE	STOCK
			PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL

Balance, December 31, 2002	19,580,393	19,580	182,407	(124,769)	(185,903)	(108,685)

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2003	0	0	0	(45,545)	0	(45,545)

Balance, December 31, 2003	19,580,393	19,580	182,407	(170,314)	(196,293)	(164,620)

Accrued interest stock subscription receivable					(8,139)	(8,139)
Loss during development stage for the year
ended December 31, 2004	0	0	0	(34,458)	0	(34,458)

Balance, December 31, 2004	19,580,393	19,580	182,407	(204,772)	(204,432)	(207,217)

Accrued interest stock subscription receivable					(10,361)	(10,361)
Loss during development stage for the year
ended December 31, 2005	0	0	0	(25,430)	0	(25,430)

Balance, December 31, 2005	19,580,393	19,580	182,407	(230,202)	(214,793)	(243,008)

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2006	0	0	0	(32,830)	0	(32,830)

Balance, December 31, 2006	19,580,393	19,580	182,407	(263,032)	(225,183)	(286,228)

Common shares issued for conversion of Accounts
Payable on November 11, 2007	2,000,000	2,000	18,000	0	0	20,000

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2007	0	0	0	(45,143)	0	(45,143)

Balance, December 31, 2007	21,580,393	$21,580	$200,407	$(308,175)	$(235,573)	$(321,761)

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			FOR THE PERIOD
	YEARS ENDED		NOVEMBER 22, 1999
	DECEMBER 31,		(DATE OF INCEPTION)
OPERATING ACTIVITIES	2007	2006	TO DECEMBER 31, 2007

Net loss	$(45,143)	$(32,830)	$(308,175)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(10,390)	(10,390)	(64,785)
Interest accrued on notes receivable	-	-	(2,251)
Changes in assets and liabilities
Increase (Decrease) in accounts payable
and accrued expenses	54,154	26,401	198,951
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(1,379)	(16,819)	(153,831)

INVESTING ACTIVITIES
Conversion of note into common stock	(20,000)		(20,000)
Increase in loans and advances-
related party	150	0	29,972

Net cash used by investing activities	(19,850)	0	9,972

FINANCING ACTIVITES

Proceeds from promissory notes	1,180	16,300	92,750
Proceeds from issuance of common stock	20,000	0	51,200

Net cash provided by financing activites	21,180	16,300	143,950

(DECREASE) INCREASE IN CASH	(49)	(519)	91

CASH, BEGINNING OF PERIOD	140	659	0

CASH, END OF PERIOD	$91	$140	$91

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (continued)

			FOR THE PERIOD
	YEARS ENDED		NOVEMBER 22, 1999
	DECEMBER 31,		(DATE OF INCEPTION) TO
	2007	2006	DECEMBER 31, 2007

Supplemental cash flow information:
Interest paid	$0	$0	$438
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the financial statements, development stage losses from November 22, 1999 (inception) to December 31, 2007 aggregated $308,175 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  Management’s plans include the potential development of its own business or merging with an operating company.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2007 and 2006 consisted of the following:

	December 31, 2006	December 31, 2006
Accounts payable	$83,612	$39,255
Accrued expenses	3,000	2,950
Accrued interest	27,340	17,593

Total accounts payable and accrued expenses	$113,952	$59,798

5.	NOTES PAYABLE – RELATED PARTY

Through December 31, 2007 and 2006, the Company executed notes aggregating a total of $92,750 and $86,000 with Atlas Equity.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of December 31, 2007 and December 31, 2006 the Company had net operating loss carryforwards (“NOL’s”) of $308,175 and $263,032, which will be available to reduce future taxable income and expense through 2027.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

	December 31, 2007	December 31, 2006

Deferred tax assets	$121,729	$103,898
Valuation allowance	(121,729)	(103,898)

Deferred tax asset, net	$-	$-

At December 31, 2007 and December 31, 2006, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate are as follows:

	Year ended December 31,
	2007	2006

U.S. statutory tax rate	34.0%	34.0%
State and local taxes	5.5	5.5
Valuation allowance	(39.5)	(39.5)

Effective rate	0.0%	0.0%

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ DEFICIT

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

On October 5, 2002, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global. Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,787 to be paid in the form of a non-recourse promissory note.  The promissory note is in the principal amount of $179,787 and bears interest at an annual rate equivalent to 6.0% per annum was due and payable on October 4, 2005.  The note is reflected in the financial statements as a stock subscription receivable.  The note is overdue as of December 31, 2007. Such note is secured by the 17,078,661 shares of the Company’s common stock.  On December 31, 2005, Michael D Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary, and Director of the Company.  Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company.  Michael D. Farkas remain on the Company Board of Directors.

On November 11, 2007, the Company entered into an agreement with Michael Farkas to convert $20,000 of outstanding principal into 2,000,000 common shares at a conversion price of $.01 per share.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.	RELATED PARTY TRANSACTIONS

On September 1, 2000, the Company agreed to purchase four domain names (Genesis Realty Group, Inc., I-Realtyauction.net, Genesis Realty Group, Inc. and I-Realtyauction.net) from Michael D. Farkas, the director of Incubator, a related party, for $50,000. On November 11, 2007, the Company entered into an agreement with Michael Farkas to convert $20,000 of this amount into 2,000,000 common shares at a conversion price of $.01 per share.

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
On February 20, 2007, the Company entered into an agreement with Michael Farkas and two of his companies in which he is a beneficial owner (Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC) to grant him the right to convert any or all debt into fully paid and non-assessable shares of Common Stock.  As of February 20, 2007 Michael D. Farkas, Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC are owed $57,326, $103,530, and $80,950 respectively.

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

Management of the Company has not had any disagreements with S & G related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the two most recent fiscal years and any subsequent interim period through S & G’s resignation on November 15, 2007, there has been no disagreement between the Company and S & G on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of S & G would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

The Company’s Board of Directors participated in and approved the decision to change independent accountants. In connection with its review of financial statements through November 15, 2007, there have been no disagreements with S & G on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of S & G would have caused them to make reference thereto in their report on the financial statements. During the most recent audit period and the interim period subsequent to November 15, 2007 there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

The Company engaged Moore as its new independent auditors as of November 15, 2007.  Prior to such date, the Company, did not consult with Moore regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of April 14, 2008 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since Director/Position

Jeffrey Glick	65	October 5, 2001 CEO, CFO and Chairman of the Board
Darren Glick	36	October 5, 2001 President, Secretary and Director

Jeffrey Glick, 65, has been our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since October 5, 2001. Mr. Glick is also Chief Executive Officer of Glick International Development Corp. He began working under the tutelage of his father, the late Meyer Glick, the founder of The Glick Organization in 1964. In the late 1960’s to early 1970’s Mr. Glick successfully bid and completed his first construction project, the Geriatric Center at Long Island Jewish Hospital. By the mid-1970’s Jeffrey Glick had expanded the Glick Organization into a residential development company, and took charge of this arm of the business. Mr. Glick’s first major undertaking was the Estates I & II at North Hills which is a 320 unit luxury condominium project located in Manhasset, Long Island. Mr. Glick proceeded to develop the Baybridge Condominiums, a 770 unit development in Bayside Queens which included a large retail component. During his tenure at The Glick Organization, Mr. Glick was involved in the construction and/or development of over 30 projects comprising over 10,000 units. Jeffrey Glick is the father of Darren Glick.

Darren Glick, 36, has been our President, Secretary and a Director since October 5, 2001. He received his Bachelor of Arts & Science degree in Political Science from New York University and graduated Cum Laude in May, 1993. Mr. Glick received his MBA degree with distinction in Finance from the Leonard N. Stern School of Business at New York University in May, 1997. After joining the Teamster Union in 1988, Mr. Glick worked on the construction sites of four major real estate development projects in Manhattan, Brooklyn and Long Island. In the summer of 1990, Mr. Glick worked as an intern in Metropolitan Capital, the risk arbitrage unit of First City Capital. Upon his graduation from NYU in 1993, Mr. Glick worked for a boutique investment banking firm, Rodman & Renshaw, Inc., where he was responsible for valuation analysis (discounted cash flow, net present value, comparable company analysis) of private and public companies. In the summer of 1996, Mr. Glick was employed at Bankers

Trust Company in New York in the Portfolio Analysis Group as an Associate in the bank’s risk management department. Following his graduation from the Stern School, Mr. Glick worked at Prudential Securities Incorporated in the Real Estate Investment Banking department. In addition, from February 1997 through October 1997, Mr. Glick was a partner in Covenant Fund, Inc., the general partner of Genesis Partners, a hedge fund formed in the State of New York. Mr. Glick is a registered representative of Atlas Capital Services, LLC, a boutique investment bank owned by the Atlas Group of Companies, LLC an affiliate of Michael D. Farkas.   Darren Glick is the son of Jeffrey Glick.

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

Item 10. Executive Compensation

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jeffrey Glick, Chief Executive Officer, Chief Financial Officer	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0
Darren Glick, President	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0

Item 9A.      Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Employment Agreements

No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 4, 2008 information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

Item 12.  Certain Relationships and Related Transactions.

None

 Item 13. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statement and schedules in Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.	Consent of Moore & Associates, Chartered

(b)	Reports on Form 8-K.

On November 19, 2007 we filed a Form 8-K with the SEC based on the change in independent auditor.

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2007 and 2006, we were billed $25,400 and $20,400 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2007 and 2006, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Genesis Realty Group, Inc.

By:	/s/ Jeffrey Glick
JEFFREY GLICK
Chief Executive Officer, Chief Financial Officer

Date:	April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Glick	Chief Executive Officer,	April 14, 2008
JEFFREY GLICK	Chief Financial Officer