Form 10-Q
period 2008-03-31
GENESIS REALTY GROUP INC
filed 2008-05-27
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GENESIS REALTY GROUP, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-63460	65-0908171
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

52 Vanderbilt Avenue, Suite 1503, New York, NY  10017
 (Address of Principal Executive Offices)
 _______________

     (212) 406-4954
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 23, 2008:  19,580,393 shares of Common Stock.

GENESIS REALTY GROUP, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF MARCH 31, 2008
AND DECEMBER 31, 2007 AND FOR THE THREE
MONTH PERIOD ENDED MARCH 31, 2008 AND
2007 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH MARCH 31, 2008

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF MARCH 31, 2008 AND DECEMBER 31, 2007 AND
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 AND 2007 AND FOR
THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

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

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(UNAUDITED)
ASSETS	MARCH 31,	DECEMBER 31,
	2008	2007

CURRENT ASSETS:

Cash	$140	$91

TOTAL ASSETS	$140	$91

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$115,624	$113,952
Accounts payable - related party	85,000	85,000
Loan payable - related party	30,150	30,150
Notes payable - related party	94,950	92,750

Total current liabilities	325,724	321,852

STOCKHOLDERS’ DEFICIT:

Common Stock, par value $.0001 per share; 100,000,000 shares authorized; 21,580,393 and 21,580,393 shares issued and
outstanding at March 31, 2008 & December 31, 2007, respectively	21,580	21,580
Additional paid-in capital	200,407	200,407
Deficit accumulated during the development stage	(309,408)	(308,175)
Stock subscription receivable, including accrued interest of $67,375
and $64,785 as of March 31, 2008 and December 31, 2007	(238,163)	(235,573)

Total stockholders’ deficit	(325,584)	(321,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$140	$91

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			FOR THE
			PERIOD
			NOVEMBER
			22, 1999
	(UNAUDITED)		(DATE OF
	THREE MONTHS ENDED		INCEPTION)
	MARCH 31,		TO
	2008	2007	MARCH 31, 2008

DEVELOPMENT STAGE REVENUES	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	1,354
Accounting	1,000	6,600	137,450
Bad debt expense	0	0	22,429
Bank charges	51	70	1,545
Consulting fees	0	0	5,683
On-line services	0	0	3,400
Domain names	0	0	50,070
Legal fees	0	0	44,390
Corporate fees	0	0	5,457
Office general	0	0	90,549
Shareholder related services	0	0	311
Transfer agent fees	254	225	11,622
Website development	0	0	50,000
Printing	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	1,305	6,895	424,890

LOSS FROM OPERATIONS	(1,305)	(6,895)	(424,890)

GAIN ON SALE OF INVESTMENT	0	0	99,500

OTHER INCOME	2,590	2,562	69,626

INTEREST EXPENSE	(2,518)	(2,272)	(30,431)

OTHER EXPENSE	0	0	0

PROVISION FOR INCOME TAXES	0	0	(23,213)

NET LOSS	$(1,233)	$(6,605)	$(309,408)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common
shares outstanding	21,580,393	21,580,393

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

				DEFICIT
				ACCUMULATED
		COMMON	ADDITIONAL	DURING THE	STOCK
		STOCK	PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL
Balance, November 22, 1999 (date of inception)	0	$0	$0	$0	$0	$0

Common stock issued to related parties for
management services	2,500,000	2,500	28,700	0	0	31,200

Loss during development stage for the period
November 22, 1999 (inception) through December 31, 1999	0	0	0	(4,883)	0	(4,883)

Balance, December 31, 1999	2,500,000	2,500	28,700	(4,883)	0	26,317

Loss during development stage for the year
ended December 31, 2000	0	0	0	(10,797)	0	(10,797)

Balance, December 31, 2000	2,500,000	2,500	28,700	(15,680)	0	15,520

Increase in common stock issued resulting from
agreement and plan of distribution (“spin-off”)	1,732	1	(1)	0	0	0

Common stock issued to Glick Global Development LLC	17,078,661	17,079	153,708	0	(170,787)	0

Accrued interest stock subscription receivable					(2,476)	(2,476)
Loss during development stage for the year
ended December 31, 2001	0	0	0	(39,733)	0	(39,733)

Balance, December 31, 2001	19,580,393	19,580	182,407	(55,413)	(173,263)	(26,689)

Accrued interest stock subscription receivable					(12,640)	(12,640)
Loss during development stage for the year
ended December 31, 2002	0	0	0	(69,356)	0	(69,356)

Balance, December 31, 2002	19,580,393	19,580	182,407	(124,769)	(185,903)	(108,685)

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2003	0	0	0	(45,545)	0	(45,545)

Balance, December 31, 2003	19,580,393	19,580	182,407	(170,314)	(196,293)	(164,620)

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

				DEFICIT
				ACCUMULATED
		COMMON	ADDITIONAL	DURING THE	STOCK
		STOCK	PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL

Balance, December 31, 2003	19,580,393	19,580	182,407	(170,314)	(196,293)	(164,620)

Accrued interest stock subscription receivable					(8,139)	(8,139)
Loss during development stage for the year
ended December 31, 2004	0	0	0	(34,458)	0	(34,458)

Balance, December 31, 2004	19,580,393	19,580	182,407	(204,772)	(204,432)	(207,217)

Accrued interest stock subscription receivable					(10,361)	(10,361)
Loss during development stage for the year
ended December 31, 2005	0	0	0	(25,430)	0	(25,430)

Balance, December 31, 2005	19,580,393	19,580	182,407	(230,202)	(214,793)	(243,008)

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2006	0	0	0	(32,830)	0	(32,830)

Balance, December 31, 2006	19,580,393	19,580	182,407	(263,032)	(225,183)	(286,228)

Common shares issued for conversion of Accounts
Payable on November 11, 2007	2,000,000	2,000	18,000	0	0	20,000

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2007	0	0	0	(45,143)	0	(45,143)

Balance, December 31, 2007	21,580,393	21,580	200,407	(308,175)	(235,573)	(321,761)

Accrued interest stock subscription receivable					(2,590)	(2,590)
Loss during development stage for the three months
ended March 31, 2008	0	0	0	(1,233)	0	0

Balance, March 31, 2008	21,580,393	$21,580	$200,407	$(309,408)	$(238,163)	$(324,351)

The accompanying notes are an integral part of these financial statements

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			(UNAUDITED)
			FOR THE PERIOD
	(UNAUDITED) THREE MONTHS ENDED		NOVEMBER 22, 1999 (DATE OF
	March 31,	March 31,	INCEPTION TO MARCH 31,
OPERATING ACTIVITIES	2008	2007	2008

Net loss	$(1,233)	$(6,605)	$(309,408)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(2,590)	(2,562)	(67,375)
Interest accrued on notes receivable	0	0	(2,251)
Changes in assets and liabilities
Increase (Decrease) in accounts payable
and accrued expenses	1,672	3,202	200,623
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(2,151)	(5,965)	(155,982)

INVESTING ACTIVITIES
Conversion of note into common stock	0	0	(20,000)
Increase in loans and advances-
related party	0	0	29,972

Net cash used by investing activities	0	0	9,972

FINANCING ACTIVITES

Proceeds from promissory notes	2,200	5,950	94,950
Proceeds from issuance of common stock	0	0	51,200

Net cash provided by financing activites	2,200	5,950	146,150

(DECREASE) INCREASE IN CASH	49	(15)	140

CASH, BEGINNING OF PERIOD	91	140	0

CASH, END OF PERIOD	$140	$125	$140

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

			FOR THE PERIOD
			NOVEMBER 22, 1999
	(Unaudited) THREE MONTHS ENDED MARCH 31,		(DATE OF INCEPTION) TO
	2008	2007	MARCH 31, 2008

Supplemental cash flow information:
Interest paid	$0	$0	$438
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from November 22, 1999 (inception) to March 31, 2008 aggregated $309,408 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. Management’s plans include the potential development of its own business or merging with an operating company. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

 4.                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2008 and 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Accounts payable	$79,811	$83,612
Accrued expenses	5,954	3,000
Accrued interest	29,859	27,340

Total accounts payable and accrued expenses	$115,624	$113,952

5.	NOTES PAYABLE – RELATED PARTY

Through March 31, 2008 and December 2007, the Company executed notes aggregating a total of $92,750 and $92,750 with Atlas Equity.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

Through March 31, 2008 and December 2007, the Company executed notes aggregating a total of $2,200 and $0 with the Farkas Group.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of March 31, 2008 and December 31, 2007 the Company had net operating loss carryforwards (“NOL’s”) of $309,408 and $308,175, which will be available to reduce future taxable income and expense through 2027.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

	March 31, 2008	December 31, 2007

Deferred tax assets	$122,216	$121,729
Valuation allowance	(122,216)	(121,729)

Deferred tax asset, net	$-	$-

At March 31, 2008 and December 31, 2007, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate are as follows:
	March 31,	December 31,
	2008	2007

U.S. statutory tax rate	$34.0%	34.0%
State and local taxes	5.5	5.5
Valuation allowance	(39.5)	(39.5)

Effective rate	0.0%	0.0%

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $424,890 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

Development stage losses during the quarter ended March 31, 2008 was $1,305 as compared to $6,895 for the period ended December 31, 2007.

Expenses for the quarter ended March 31, 2008 were primarily accounting ($1,000) and transfer agent fees ($254) in connection with our quarterly regulatory filing.

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

For the quarter ended March 31, 2008, we incurred a net loss of $1,233.  Our accumulated deficit since inception is $309,408.  Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

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

 Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS REALTY GROUP, INC.

Date: May 23, 2008	By:	/s/ Jeffrey Glick
Jeffrey Glick
Chief Executive Officer, Chief Financial Officer