Form 10-Q
period 2008-06-30
GENESIS REALTY GROUP INC
filed 2008-08-20
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 19, 2008: 1,079,020 shares of Common Stock.

GENESIS REALTY GROUP, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF JUNE 30, 2008
AND DECEMBER 31, 2007 AND FOR THE SIX
MONTH PERIOD ENDED JUNE 30, 2008 AND
2007 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH JUNE 30, 2008

GENESIS REALTY GROUP, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007 AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

Balance sheets	1

Statements of operations	2

Statements of stockholder's deficit	3-4

Statements of cash flows	5-6

Notes to financial statements	7-14

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(UNAUDITED)
ASSETS	JUNE 30,	DECEMBER 31,
	2008	2007

CURRENT ASSETS:

Cash	$75	$91

TOTAL ASSETS	$75	$91

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$121,510	$113,952
Accounts payable - related party	85,000	85,000
Loan payable - related party	30,150	30,150
Notes payable - related party	101,920	92,750

Total current liabilities	338,580	321,852

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.0001 per share; 50,000,000
shares authorized; 0 and 0 shares issued and outstanding
at June 30, 2008 and December 31, 2007	108	108
Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 1,079,020 and 1,079,020 shares issued and
outstanding at June 30, 2008 & December 31, 2007, respectively	0	0
Additional paid-in capital	221,879	221,879
Deficit accumulated during the development stage	(319,739)	(308,175)
Stock subscription receivable, including accrued interest of $69,966
and $64,785 as of June 30, 2008 and December 31, 2007	(240,753)	(235,573)

Total stockholders’ deficit	(338,505)	(321,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$75	$91

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	SIX MONTHS ENDED		THREE MONTHS ENDED		FOR THE PERIOD
	JUNE 30,		JUNE 30,		NOVEMBER 22, 1999
					(DATE OF INCEPTION) TO
	2008	2007	2008	2007	JUNE 30, 2008

DEVELOPMENT STAGE REVENUES	$0	$0	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	0	0	1,354
Accounting	10,550	13,200	9,550	6,600	147,001
Bad debt expense	0	0	0	0	22,429
Bank charges	102	121	51	51	1,596
Consulting fees	366	170	366	170	6,049
On-line services	0	0	0	0	3,400
Domain names	0	0	0	0	50,070
Legal fees	0	6,194	0	6,194	44,390
Corporate fees	164	150	164	150	5,621
Office general	0	0	0	0	90,549
Shareholder related services	0	0	0	0	311
Transfer agent fees	479	300	225	75	11,846
Website development	0	0	0	0	50,000
Printing	0	0	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	11,661	20,135	10,356	13,240	435,246

LOSS FROM OPERATIONS	(11,661)	(20,135)	(10,356)	(13,240)	(435,246)

GAIN ON SALE OF INVESTMENT	0	0	0	0	99,500

OTHER INCOME	5,180	5,152	2,590	2,590	72,216

INTEREST EXPENSE	(5,083)	(4,737)	(2,565)	(2,465)	(32,996)

OTHER EXPENSE	0	0	0	0	0

PROVISION FOR INCOME TAXES	0	0	0	0	(23,213)

NET LOSS	$(11,564)	$(19,720)	$(10,331)	$(13,115)	$(319,739)
		$-
LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Weighted-average number of common
shares outstanding	1,079,020	979,020	1,079,020	979,020

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	PREFERRED STOCK					DEFICIT ACCUMULATED
	SHARES	AMOUNT	SHARES	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	DURING THE DEVELOPMENT STAGE	STOCK SUBSCRIPTION RECEIVABLE	TOTAL
Balance, November 22, 1999 (date of inception)	0	$0	0	0	$0	$0	$0	$0

Common stock issued to related parties formanagement services			125,000	13	31,187	0	0	31,200

Loss during development stage for the period
November 22, 1999 (inception) through December 31, 1999	0	0	0	0	0	(4,883)	0	(4,883)

Balance, December 31, 1999			125,000	13	31,187	(4,883)	0	26,317

Loss during development stage for the year
ended December 31, 2000	0	0	0	0	0	(10,797)	0	(10,797)

Balance, December 31, 2000			125,000	13	31,187	(15,680)	0	15,520

Increase in common stock issued resulting from
agreement and plan of distribution (“spin-off”)		-	87	-	-	0	0	0

Common stock issued to Glick Global Development LLC			853,933	85	170,702	0	(170,787)	0

Accrued interest stock subscription receivable							(2,476)	(2,476)
Loss during development stage for the year
ended December 31, 2001	0	0	0	0	0	(39,733)	0	(39,733)

Balance, December 31, 2001			979,020	98	201,889	(55,413)	(173,263)	(26,689)

Accrued interest stock subscription receivable							(12,640)	(12,640)
Loss during development stage for the year
ended December 31, 2002	0	0	0	0	0	(69,356)	0	(69,356)

Balance, December 31, 2002			979,020	98	201,889	(124,769)	(185,903)	(108,685)

Accrued interest stock subscription receivable							(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2003	0	0	0	0	0	(45,545)	0	(45,545)

Balance, December 31, 2003			979,020	98	201,889	(170,314)	(196,293)	(164,620)

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

	PREFERRED STOCK					DEFICIT ACCUMULATED
	SHARES	AMOUNT	SHARES	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	DURING THE DEVELOPMENT STAGE	STOCK SUBSCRIPTION RECEIVABLE	TOTAL
	0	$0
Balance, December 31, 2003			979,020	98	201,889	(170,314)	(196,293)	(164,620)

Accrued interest stock subscription receivable							(8,139)	(8,139)
Loss during development stage for the year
ended December 31, 2004	0	0	0	0	0	(34,458)	0	(34,458)

Balance, December 31, 2004			979,020	98	201,889	(204,772)	(204,432)	(207,217)

Accrued interest stock subscription receivable							(10,361)	(10,361)
Loss during development stage for the year
ended December 31, 2005	0	0	0	0	0	(25,430)	0	(25,430)

Balance, December 31, 2005			979,020	98	201,889	(230,202)	(214,793)	(243,008)

Accrued interest stock subscription receivable							(10,390)	(10,390)
Loss during development stage for the year		-
ended December 31, 2006			0	0	0	(32,830)	0	(32,830)

Balance, December 31, 2006	0	0	979,020	98	201,889	(263,032)	(225,183)	(286,228)

Common shares issued for conversion of Accounts
Payable on November 11, 2007			100,000	10	19,990	0	0	20,000

Accrued interest stock subscription receivable							(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2007	0	0	0	0	0	(45,143)	0	(45,143)

Balance, December 31, 2007			1,079,020	108	221,879	(308,175)	(235,573)	(321,761)

Accrued interest stock subscription receivable							(5,180)	(5,180)
Loss during development stage for the six months
ended June 30, 2008	0	0	0	0	0	(11,564)	0	(11,564)

Balance, June 30, 2008	0	0	1,079,020	$108	$221,879	$(319,739)	$(240,753)	$(338,505)

The accompanying notes are an integral part of these financial statements

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			(UNAUDITED)
	(UNAUDITED)		FOR THE PERIOD
	SIX MONTHS ENDED		NOVEMBER 22, 1999
	JUNE 30,		(DATE OF INCEPTION)
OPERATING ACTIVITIES	2008	2007	TO JUNE 30, 2008

Net loss	$(11,564)	$(19,720)	$(319,739)

Adjustment to reconcile net loss to net cash
used by operations
Amortization	0	0	1,354
Bad debt expense	0	0	22,429
Interest on stock subscription receivable	(5,180)	(5,152)	(69,966)
Interest accrued on notes receivable	0	-	(2,251)
Changes in assets and liabilities
Increase (Decrease) in accounts payable
and accrued expenses	7,558	18,632	206,510
(Increase) in organization costs	0	0	(1,354)

Net cash used by operating activities	(9,186)	(6,240)	(163,017)

INVESTING ACTIVITIES
Conversion of note into common stock	0	0	(20,000)
Increase in loans and advances-
related party	0	150	29,972

Net cash used by investing activities	0	150	9,972

FINANCING ACTIVITES

Proceeds from promissory notes	9,170	5,950	101,920
Proceeds from issuance of common stock	0	0	51,200

Net cash provided by financing activites	9,170	5,950	153,120

(DECREASE) INCREASE IN CASH	(16)	(140)	75

CASH, BEGINNING OF PERIOD	91	140	0

CASH, END OF PERIOD	$75	$-	$75

The accompanying notes are an integral part of these financial statements.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

	(Unaudited)		FOR THE PERIOD
	SIX MONTHS ENDED		NOVEMBER 22, 1999
	JUNE 30,		(DATE OF INCEPTION) TO
	2008	2007	JUNE 30, 2008

Supplemental cash flow information:
Interest paid	$0	$0	$438
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the financial statements, development stage losses from November 22, 1999 (inception) to June 30, 2008 aggregated $319,739 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  Management’s plans include the potential development of its own business or merging with an operating company.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

4.                              ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2008 and December 31,  2007 consisted of the following:

	June 30, 2008	December 31, 2007
Accounts payable	$84,607	$83,612
Accrued expenses	4,479	3,000
Accrued interest	32,424	27,340

Total accounts payable and accrued expenses	$121,510	$113,952

5.                              NOTES PAYABLE – RELATED PARTY

Through June 30, 2008 and December 2007, the Company executed notes aggregating a total of $101,920 and $92,750 with Atlas Equity.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

Through June 30, 2008 and December 2007, the Company executed notes aggregating a total of $3,600 and $0 with the Farkas Group.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of June 30, 2008 and December 31, 2007 the Company had net operating loss carryforwards (“NOL’s”) of $319,739 and $308,175, which will be available to reduce future taxable income and expense through 2027.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

	June 30, 2008	December 31, 2007

Deferred tax assets	$126,297	$121,729
Valuation allowance	(126,297)	(121,729)

Deferred tax asset, net	$-	$-

At June 30, 2008 and December 31, 2007, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate are as follows:

	June 30,	December 31,
	2008	2007

U.S. statutory tax rate	34.0%	34.0%
State and local taxes	5.5	5.5
Valuation allowance	(39.5)	(39.5)

Effective rate	0.0%	0.0%

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

7.                            STOCKHOLDERS’ DEFICIT

On December 2, 1999 the Company issued 35,000 restricted common shares to I-Incubator.com, Inc. (“Incubator”), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $700.  I-Incubator is deemed to be a founder and affiliate of the Company.

On December 2, 1999, the Company issued 15,000 restricted common shares to Global Realty Management Group, Inc. (“Global”) in exchange for $30,000 and 500,000 shares of restricted common stock of Global.  This investment was carried at cost at its original value of $500 until sold during the year ended December 31, 2000.

On October 10, 2000, the Company authorized a forward split of 5 to 1 on its common stock. This transaction has been given retroactive effect to November 22, 1999.

On January 19, 2002 the Company entered into an agreement and plan of distribution (“spin-off”) with its parent company Incubator.  Shareholders of Incubator received .1439 shares of the Company’s common stock for each share of incubator.  The spin-off resulted in 87 additional shares issued due to rounding.

On September 4, 2002 the Company authorized a reverse stock split of 2 to 1 on its common stock.

On October 5, 2002, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global, Glick Global purchased 853,933 shares of common stock of the Company for an aggregate consideration of $170,787 to be paid in the form of a non-recourse promissory note.  The promissory note is in the principal amount of $179,787 and bears interest at an annual rate equivalent to 6.0% per annum was due and payable on October 4, 2005.  The note is reflected in the financial statements as a stock subscription receivable.  The note is overdue as of December 31, 2007. Such note is secured by the 853,933 shares of the Company’s common stock.  On December 31, 2005, Michael D Farkas resigned as President of the Company and Jamee Kalimi resigned as Vice President, Secretary, and Director of the Company.  Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company.  Michael D. Farkas remain on the Company Board of Directors.

On November 11, 2007, the Company entered into an agreement with Michael Farkas to convert $20,000 of outstanding principal into 100,000 common shares at a conversion price of $.01 per share.

GENESIS REALTY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.	RELATED PARTY TRANSACTIONS

On September 1, 2000, the Company agreed to purchase four domain names Genesis Realty Group, Inc., I-Realtyauction.net, and I-Realtyauction.net from Michael D. Farkas, the director of Incubator, a related party, for $50,000. On November 11, 2007, the Company entered into an agreement with Michael Farkas to convert $20,000 of this amount into 100,000 common shares at a conversion price of $.01 per share.

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

11.	SUBSEQUENT EVENTS

On August 4, 2008 the Board of Directors and shareholders of the Company authorized and approved a 1-for-20 reverse share split of the common stock of the Corporation.  The Company also authorized an increase in the number of shares of stock to 500,000,000 shares of common stock and created a new class of stock entitled blank check preferred stock at par value of $.0001 for 50,000,000 authorized shares.

The 1-for-20 reverse stock split has been applied to the financial statements retroactively.

In addition, on August 4, 2008, the Board of Directors and shareholders of the Company authorized and approved an amendment to the articles of incorporation for the following:

1.    Increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to Five Hundred Million (500,000,000) shares of common stock at par value of $.0001 with no preemptive rights (“Common Stock”);

2.    Authorize Fifty Million (50,000,000) shares of blank check preferred stock, par value of $.0001 per share, the voting powers, designations, preferences and other special rights, and qualifications, limitations and restrictions of which may be established from time to time by the Board of Directors of the Company without approval of the stockholders and which may be issued in one or more series; and

3.    Change our corporate name to be “Genesis Group Holdings, Inc.”

Although these actions were approved by the directors and shareholders on August 4, 2008 these actions will not be effective until September 8, 2008.

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

On February 20, 2007, the Company entered into an agreement with Michael Farkas and two of his companies in which he is a beneficial owner (Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC) to grant him the right to convert any or all debt into fully paid and non-assessable shares of Common Stock.  As of February 20, 2007 Michael D. Farkas, Atlas Equity Group, Inc. and the Atlas Group of Companies, LLC are owed $57,326, $103,530, and $80,950 respectively.  Michael Farkas, Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC will or has loaned money to the company since the conversion of debt letter and will continue to loan money to the Company. These loans or notes are subject to the same agreement and will most likely be converted into the common stock of the company as well.  These shares are not to be effected by a recapitalization.

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $319,739 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Development stage losses during the six months ended June 30, 2008 were $11,564 as compared to 19,720 for the period ended June 30, 2007.

Expenses for the six months ended June 30, 2008 were primarily accounting ($10,550) and transfer agent fees ($479) in connection with our annual regulatory filing.

Expenses for the six months ended June 30, 2007 were primarily accounting ($13,200), legal fees ($6,194) and transfer agent fees ($300) in connection with our annual regulatory filing.

THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Development stage losses during the three months ended June 30, 2008 were $10,331 as compared to $13,115 for the period ended June 30, 2007.

Expenses for the three months ended June 30, 2008 were primarily accounting ($9,550) and transfer agent fees ($225) in connection with our annual regulatory filing.

Expenses for the three months ended June 30, 2007 were primarily accounting ($6,600), legal fees ($6,194) and transfer agent fees ($75) in connection with our annual regulatory filing.

Subsequent Events

On August 4, 2008 the Board of Directors and shareholders of the Company authorized and approved a 1-for-20 reverse share split of the common stock of the Corporation.  The Company also authorized an increase in the number of shares of stock to 500,000,000 shares of common stock and created a new class of stock entitled blank check preferred stock at par value of $.0001 for 50,000,000 authorized shares. The 1-for-20 reverse stock split has been applied to the financial statements retroactively.

In addition, on August 4, 2008, the Board of Directors and shareholders of the Company authorized and approved an amendment to the articles of incorporation for the following:

1.    Increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to Five Hundred Million (500,000,000) shares of common stock at par value of $.0001 with no preemptive rights;

2.    Authorize Fifty Million (50,000,000) shares of blank check preferred stock, par value of $.0001 per share, the voting powers, designations, preferences and other special rights, and qualifications, limitations and restrictions of which may be established from time to time by the Board of Directors of the Company without approval of the stockholders and which may be issued in one or more series; and

3.    Change our corporate name to be “Genesis Group Holdings, Inc.”

Although these actions were approved by the directors and shareholders on August 4, 2008 these actions will not be effective until September 8, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1A. Risk Factors.

None

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

GENESIS REALTY GROUP, INC.

Date: August 19, 2008	By:	/s/ Jeffrey Glick
Jeffrey Glick
Chief Executive Officer, Chief Financial Officer