Form 10-Q
period 2008-09-30
GENESIS REALTY GROUP INC
filed 2008-11-14
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GENESIS GROUP HOLDINGS, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-63460	65-0908171
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

52 Vanderbilt Avenue, Suite 1503, New York, NY  10017
 (Address of Principal Executive Offices)
 _______________

(732) 409-1212
 (Issuer Telephone number)
_______________

GENESIS REALTY GROUP, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 13, 2008: 1,079,020 shares of Common Stock.

GENESIS GROUP HOLDINGS, INC.

FORM 10-Q

September 30, 2008

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

SIGNATURE

 Item 1. Financial Information

GENESIS GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

GENESIS GROUP HOLDINGS, INC.
(FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008
AND DECEMBER 31, 2007 AND FOR THE NINE
MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND
2007 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008

GENESIS GROUP HOLDINGS, INC.
 (FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A Development Stage Entity)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008

Balance sheets	2

Statements of operations	3

Statements of stockholders’ deficit	4-5

Statements of cash flows	6-7

Notes to financial statements	8-13

GENESIS GROUP HOLDINGS, INC.
(FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31 ,
	2008	2007
ASSETS
CURRENT ASSETS:

Cash	$-	$91

TOTAL ASSETS	$-	$91

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$106,318	$113,952
Accounts payable - related party	115,816	85,000
Loan payable - related party	30,150	30,150
Notes payable - related party	102,420	92,750

Total current liabilities	354,704	321,852

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.0001 per share; 50,000,000
shares authorized; 0 and 0 shares issued and outstanding
at September 30, 2008 and December 31, 2007	-	-
Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 1,079,020 and 1,079,020 shares issued and
outstanding at September 30, 2008 & December 31, 2007, respectively	108	108
Additional paid-in capital	221,879	221,879
Deficit accumulated during the development stage	(333,348)	(308,175)
Stock subscription receivable, including accrued interest of $72,556
and $69,966 as of September 30, 2008 and December 31, 2007	(243,343)	(235,573)

Total stockholders’ deficit	(354,704)	(321,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$(0)	$91

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
(FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED		THREE MONTHS ENDED		FOR THE PERIOD
	SEPTEMBER 30,		SEPTEMBER 30,		NOVEMBER 22, 1999
					(DATE OF INCEPTION) TO
	2008	2007	2008	2007	SEPTEMBER 30, 2008
	UNAUDITED		UNAUDITED		UNAUDITED
DEVELOPMENT STAGE REVENUES	$0	$0	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	0	0	1,354
Accounting	18,175	20,800	7,625	7,600	154,626
Bad debt expense	0	0	0	0	22,429
Bank charges	178	173	76	52	1,672
Consulting fees	366	389	0	219	6,049
On-line services	0	0	0	0	3,400
Domain names	0	0	0	0	50,070
Legal fees	7,509	17,769	4,009	11,575	51,899
Corporate fees	164	150	0	0	5,621
Office general	0	0	0	0	90,548
Shareholder related services	120	0	120	120	431
Transfer agent fees	904	1,057	225	757	12,270
Website development	0	0	0	0	50,000
Printing	0	0	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	27,415	40,338	12,055	20,323	450,999

LOSS FROM OPERATIONS	(27,415)	(40,338)	(12,055)	(20,323)	(450,999)

GAIN ON SALE OF INVESTMENT	0	0	0	0	99,500

OTHER INCOME	7,771	7,771	2,590	2,619	74,806

INTEREST EXPENSE	(7,580)	(7,234)	(2,443)	(2,497)	(35,494)

OTHER EXPENSE	2,052	0	2,052	0	(21,161)

NET LOSS	$(25,173)	$(39,801)	$(9,855)	$(20,201)	$(333,348)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of common
shares outstanding	19,580,393	19,580,393	19,580,393	19,580,393

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC. (FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

						DEFICIT
						ACCUMULATED
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	DURING THE	STOCK
					PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL
Balance, November 22, 1999 (date of inception)	0	$0	0	0	$0	$0	$0	$0

Common stock issued to related parties for
management services			125,000	13	31,187	0	0	31,200

Loss during development stage for the period
November 22, 1999 (inception) through December 31, 1999	0	0	0	0	0	(4,883)	0	(4,883)

Balance, December 31, 1999			125,000	13	31,187	(4,883)	0	26,317

Loss during development stage for the year
ended December 31, 2000	0	0	0	0	0	(10,797)	0	(10,797)

Balance, December 31, 2000			125,000	13	31,187	(15,680)	0	15,520

Increase in common stock issued resulting from
agreement and plan of distribution (“spin-off”)		-	87	-	-	0	0	0

Common stock issued to Glick Global Development LLC			853,933	85	170,702	0	(170,787)	0

Accrued interest stock subscription receivable							(2,476)	(2,476)
Loss during development stage for the year
ended December 31, 2001	0	0	0	0	0	(39,733)	0	(39,733)

Balance, December 31, 2001			979,020	98	201,889	(55,413)	(173,263)	(26,689)

Accrued interest stock subscription receivable							(12,640)	(12,640)
Loss during development stage for the year
ended December 31, 2002	0	0	0	0	0	(69,356)	0	(69,356)

Balance, December 31, 2002			979,020	98	201,889	(124,769)	(185,903)	(108,685)

Accrued interest stock subscription receivable							(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2003	0	0	0	0	0	(45,545)	0	(45,545)

Balance, December 31, 2003			979,020	98	201,889	(170,314)	(196,293)	(164,620)

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC. (FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

						DEFICIT
						ACCUMULATED
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	DURING THE	STOCK
					PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL

Balance, December 31, 2003	0	$0	979,020	98	201,889	(170,314)	(196,293)	(164,620)

Accrued interest stock subscription receivable							(8,139)	(8,139)
Loss during development stage for the year
ended December 31, 2004	0	0	0	0	0	(34,458)	0	(34,458)

Balance, December 31, 2004			979,020	98	201,889	(204,772)	(204,432)	(207,217)

Accrued interest stock subscription receivable							(10,361)	(10,361)
Loss during development stage for the year
ended December 31, 2005	0	0	0	0	0	(25,430)	0	(25,430)

Balance, December 31, 2005			979,020	98	201,889	(230,202)	(214,793)	(243,008)

Accrued interest stock subscription receivable							(10,390)	(10,390)
Loss during development stage for the year		-
ended December 31, 2006			0	0	0	(32,830)	0	(32,830)

Balance, December 31, 2006	0	0	979,020	98	201,889	(263,032)	(225,183)	(286,228)

Common shares issued for conversion of Accounts
Payable on November 11, 2007			100,000	10	19,990	0	0	20,000

Accrued interest stock subscription receivable							(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2007	0	0	0	0	0	(45,143)	0	(45,143)

Balance, December 31, 2007			1,079,020	108	221,879	(308,175)	(235,573)	(321,761)

Accrued interest stock subscription receivable							(7,770)	(7,770)
Loss during development stage for the nine months
ended September 30, 2008	0	0	0	0	0	(25,173)	0	(25,173)

Balance, September 30, 2008	0	0	1,079,020	$108	$221,879	$(333,348)	$(243,343)	$(354,704)

The accompanying notes are an integral part of these financial statements

GENESIS GROUP HOLDINGS, INC. (FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			(UNAUDITED)
	(UNAUDITED)		FOR THE PERIOD
	NINE MONTHS ENDED		NOVEMBER 22, 1999
	SEPTEMBER 30,		(DATE OF INCEPTION)
	2008	2007	TO SEPTEMBER 30, 2008
OPERATING ACTIVITIES
Net loss	$(25,173)	$(33,844)	$(333,348)
Adjustments to reconcile net loss to net cash
used by operations -
Increase (Decrease) in accounts payable
and accrued expenses:
Payable to Shareholder and Affiliates			111,100
Others	21,225	27,633	106,318
	(3,948)	(6,211)	(115,930)

FINANCING ACTIVITES
Subscriptions receivable	(7,770)	(7,770)	(243,343)
Proceeds from promissory notes and unpaid interest	11,627	13,983	137,286
Proceeds from issuance of common stock	0	0	108
Additional paid-in capital			221,879
Net cash provided by financing activites	3,857	6,213	115,930

(DECREASE) INCREASE IN CASH	(91)	2	0

CASH, BEGINNING OF PERIOD	91	140	0

CASH, END OF PERIOD	$-	$142	$-

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
 (FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

			(Unaudited)
	(Unaudited)		FOR THE PERIOD
	NINE MONTHS ENDED		NOVEMBER 22, 1999
	SEPTEMBER 30,		(DATE OF INCEPTION) TO
	2008	2007	SEPTEMBER 30, 2008

Supplemental cash flow information:
Interest paid	$0	$0	$438
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
 (FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.                     DESCRIPTION OF BUSINESS AND GOING CONCERN

DESCRIPTION OF BUSINESS

Genesis Group Holdings, Inc. (formerly known as Genesis Realty Group, Inc.) (“the Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. The Company is a development stage company and has had limited activity. The Company’s initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of available opportunities and raising capital for future operations and administrative functions.

On August 1, 2008 the Company authorized and approved a 1-for-20 reverse share split of the common stock of the Corporation. The Company also authorized an increase in the number of shares of stock to 500,000,000 shares of common stock and created a new class of stock entitled blank check preferred stock at par value of $.0001 for 50,000,000 authorized shares.

The 1-for-20 reverse stock split has been applied to the financial statements retroactively.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from November 22, 1999 (inception) to September 30, 2008 aggregated $333,348 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. Management’s plans include the potential development of its own business or merging with an operating company. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The company has announced that it has entered into a non-binding letter of intent to acquire Rig Acquisitions, LLC (“RIGS”), a Florida corporation. RIGS has executed a purchase agreement to acquire a target corporation that is a manufacturer of equipment for the oil-well servicing industry.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

GENESIS GROUP HOLDINGS, INC.
 (FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
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

GENESIS GROUP HOLDINGS, INC.
(FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
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

GENESIS GROUP HOLDINGS, INC.
(FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.                    NOTES PAYABLE – RELATED PARTY

Through September 30, 2008 and December 31, 2007, the Company executed notes aggregating a total of $92,750 and $92,750 with Atlas Equity. These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

Through September 30, 2008 and December 31, 2007, the Company executed notes aggregating a total of $4,100 and $3,600 with the Farkas Group and $5,570, and $5,570 with Michael Farkas, respectively. These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

4.                    INCOME TAXES

No provisions for income taxes have been made because the Company has sustained  cumulative losses since the commencement of operations.  As of September 30, 2008 and December 31, 2007 the Company had net operating loss carryforwards (“NOL’s”) of $333,348 and $308,175, which will be available to reduce future taxable income and expense through 2027.

5.                    STOCKHOLDERS’ DEFICIT

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

GENESIS GROUP HOLDINGS, INC.
(FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

On October 5, 2002, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global, Glick Global purchased 853,933 shares of common stock of the Company for an aggregate consideration of $170,787 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $179,787 and bears interest at an annual rate equivalent to 6.0% per annum was due and payable on October 4, 2005. The note is reflected in the financial statements as a stock subscription receivable. The note is overdue as of December 31, 2007. Such note is secured by the 853,933 shares of the Company’s common stock. On December 31, 2005, Jeffrey Glick and Darren Glick were appointed to the Board of Directors and Jeffrey Glick was named as the Chief Executive Officer of the Company and Darren Glick was named as President and Secretary of the Company. Michael D. Farkas remain on the Company Board of Directors.

On November 11, 2007, the Company entered into an agreement with Michael Farkas to convert $20,000 of outstanding principal into 100,000 common shares at a conversion price of $.01 per share.

6.                    RELATED PARTY TRANSACTIONS

On September 1, 2000, the Company agreed to purchase four domain names i-realtyauction.com, i-realtyauction.net, irealtyauction.com, and irealtyauction.net from Michael D. Farkas, the director of Incubator, a related party, for $50,000. On November 11, 2007, the Company entered into an agreement with Michael Farkas to convert $20,000 of this amount into 100,000 common shares at a conversion price of $.01 per share.

GENESIS GROUP HOLDINGS, INC.
(FORMERLY KNOWN AS GENESIS REALTY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Between October 2000 and November 2000, the Company issued two promissory notes aggregating $5,000 to Atlas Equity Group, Inc., a majority shareholder of the Company.  The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 to February 2001.  The Company repaid the borrowings in November 2000.

Between July 2003 and December 2006, the Company issued twenty two promissory notes aggregating $86,000 to Atlas Equity Group, Inc.  The promissory notes bear interest of 10% per annum and were due and payable on one year from the date of issuance.

On February 20, 2007, the Company entered into an agreement with Michael Farkas and three of his companies in which he is a beneficial owner (Atlas Equity Group, Inc., The Farkas Group, Inc. and The Atlas Group of Companies, LLC) to grant him the right to convert any or all debt into fully paid and non-assessable shares of Common Stock.  As of September 30, 2008 Michael D. Farkas, Atlas Equity Group, Inc, The Farkas Group, Inc.. and The Atlas Group of Companies, LLC are owed $38,370, $124,755, $4311, and $80,950 respectively.

 8.                   INVESTMENT IN GLOBAL REALTY MANAGEMENT GROUP

In December 1999, the Company received 500,000 shares of restricted common stock of Global pursuant to an agreement (see note 5).  The shares were valued at $.01 per share, the price for other similarly issued shares at the time of the agreement. In November 2000, the Company sold the shares to an unrelated third party for $100,000 resulting in a gain on the investment of $99,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Genesis Group Holdings, Inc. is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

On February 20, 2007, the Company entered into an agreement with Michael Farkas and three of his companies in which he is a beneficial owner (Atlas Equity Group, Inc., The Farkas Group, Inc. and The Atlas Group of Companies, LLC) to grant him the right to convert any or all debt into fully paid and non-assessable shares of Common Stock.  As of September 30, 2008 Michael D. Farkas, Atlas Equity Group, Inc. and the Atlas Group of Companies, LLC are owed $38,370, $124,755, $4,311 and $80,950 respectively.  Michael Farkas, Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC will or has loaned money to the company since the conversion of debt letter and will continue to loan money to the Company. These loans or notes are subject to the same agreement and will most likely be converted into the common stock of the company as well.  These shares are not to be effected by a recapitalization.

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $333,348 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Development stage losses during the nine months ended September 30, 2008 were $27,415 as compared to $40,338 for the period ended September 30, 2007.

Expenses for the nine months ended September 30, 2008 were primarily accounting ($18,175), legal fees ($7,509) and transfer agent fees ($904) in connection with our annual regulatory filing.

Expenses for the nine months ended September 30, 2007 were primarily accounting ($20,800), legal fees ($17,769) and transfer agent fees ($1,057) in connection with our annual regulatory filing.

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Development stage losses during the three months ended September 30, 2008 were $12,055 as compared to $20,323 for the period ended September 30, 2007.

Expenses for the three months ended September 30, 2008 were primarily accounting ($7,625), legal fees ($4,009) and transfer agent fees ($225) in connection with our annual regulatory filing.

Expenses for the three months ended September 30, 2007 were primarily accounting ($7,600), legal fees ($11,575) and transfer agent fees ($757) in connection with our annual regulatory filing.

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

For the nine month period ended September 30, 2008, we incurred a net loss of $25,173.  Our accumulated deficit since inception is $333,348.  Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Jeffrey Glick, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Glick concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

GENESIS GROUP HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ Jeffrey Glick
Jeffrey Glick
Chief Executive Officer, Chief Financial Officer