Form 10-K
period 2008-12-31
GENESIS GROUP HOLDINGS INC
filed 2009-04-17
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-63460

GENESIS GROUP HOLDINGS, INC.
(Exact name of issuer as specified in its charter)

DELAWARE	65-0908171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 University Place, Suite #12-C New York, NY 10003	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 409-1212

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, $.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was: $0

As of December 31, 2008, the registrant had 1,079,020 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Business Development & Business Overview

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

Prior Business Model

We were initially incorporated to develop and operate an online auction web site that was dedicated to bringing together buyers and sellers of real estate. The website was located at www.i-realtyauction.com and served as a centralized auction for buyers and sellers to meet, negotiate sales, and finally consummate transactions directly, thereby bypassing the time and expense of intermediaries. Our goal was to create an integrated real estate site for individuals on both sides of the transaction, and thus would offer additional value added services through links to its strategic partners. We anticipated that we would have achieved this goal by growing through acquisitions of companies and businesses in complimentary industries. In addition to the auction, anticipated products to be offered through strategic partners would have included: loan services, insurance, appraisal, moving and shipping companies, interior design specialists, content links for researching real property, and image hosting services for showing an item on line. We are no longer maintaining this website, we intend to develop a new business plan which will allow us to take advantage of new opportunities that become available.

Our corporate offices are located at 1 University Place, Suite 12-C, New York, NY 10003 and our telephone number is (212) 406-4954.

Employees

We employ two people on a part-time basis. We will need to employ additional people to continue to implement our plan of operation. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employee is satisfactory.

ITEM 2.         DESCRIPTION OF PROPERTY.

Our business office is located at 1 University Place, Suite 12-C, New York, NY 10003.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

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

Our common stock has traded on the OTC Bulletin Board system under the symbol “GRYG”. As of  August 4, 2008 the Board of Directors and Shareholders authorized and approved the name change to Genesis Group Holdings, Inc. and change the symbol to “GGHO”. Although these actions were approved by the directors and shareholders on August 4, 2008, this symbol change became effective on September 8, 2008.

The following table sets forth the high and low trade information for our common stock for each quarter since we began trading on February 20, 2008. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

December 31, 2008	$.24	$.24
September 30, 2008	$1.17	$1.17
June 30, 2008	$1.60	$1.60
March 31, 2008	$.60	$.60

Holders

As of April 15, 2009 in accordance with our transfer agent records, we had 71 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On February 20, 2007, the Company entered into an agreement with Michael Farkas and three of his companies in which he is a beneficial owner (Atlas Equity Group, Inc., The Farkas Group, Inc. and The Atlas Group of Companies, LLC) to grant him the right to convert any or all debt into fully paid and non-assessable shares of Common Stock. As of December 31, 2008 Michael D. Farkas, Atlas Equity Group, Inc. and the Atlas Group of Companies, LLC are owed $38,370, $124,755, $4,311 and $80,950 respectively. Michael Farkas, Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC will or has loaned money to the company since the conversion of debt letter and will continue to loan money to the Company. These loans or notes are subject to the same agreement and will most likely be converted into the common stock of the company as well. These shares are not to be effected by a recapitalization. Mr. Farkas is not an officer, director, or affiliate of the Company. He does not own and is not allowed to convert his loan into more than 4.9% of the Company’s common stock as outline I his note conversion agreement.

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $343,820 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

YEAR ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Development stage losses during the year ended December 31, 2008 were $35,645 as compared to $ 45,143 for the year ended December 31, 2007.

Expenses for the year ended December 31, 2008 were primarily accounting ($19,496), legal fees ($13,310) and transfer agent fees ($1,354) in connection with our annual regulatory filing.

Expenses for the year ended December 31, 2007 were primarily accounting ($27,800), legal ($15,813), and transfer agent fees ($1,057) in connection with our annual regulatory filing.

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

For the year ended December 31, 2008, we incurred a net loss of $35,645.  Our accumulated deficit since inception is $343,820.  Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate (see financial statement Subsequent Event Footnote 7).  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENESIS  GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008
AND 2007 AND FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007 AND FOR THE PERIOD NOVEMBER 22, 1999
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A Development Stage Entity)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008 AND 2007 AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

Balance sheet	F-2

Statements of operations	F-3

Statements of stockholders’ deficiency	F-4-F-5

Statements of cash flows	F-6-F-7

Notes to financial statements	F-8-F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Genesis Group Holdings, Inc.

We have audited the accompanying balance sheets of Genesis Group Holdings, Inc. [formerly Genesis Realty Group, Inc.]  (a development stage company) as of December 31, 2008 the related statement of operations, change in stockholders’ deficiency and cash flows for the years ended December 31, 2008 and 2007 and for the period November 22, 1999 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Genesis Group Holdings, Inc. as of December 31, 2008, and the result of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period November 22, 1999 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2009

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	DECEMBER 31,	DECEMBER 31,
	2008	2007

CURRENT ASSETS:

Cash	$23	$92

TOTAL ASSETS	$23	$92

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$116,472	$113,952
Accounts payable - related party		85,000
Loan payable - related party	111,100	30,150
Notes payable - related party	140,218	92,750

Total current liabilities	367,790	321,852

STOCKHOLDERS’ DEFICIENCY:

Preferred Stock, par value $.0001 per share; 50,000,000 shares authorized; 0 shares and 0 shares issued and outstanding
at December 31, 2008 and December 31, 2007	0	0
Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 1,079,020 and 1,079,020 shares issued and
outstanding at December 31, 2008 & December 31, 2007, respectively	108	108
Additional paid-in capital	221,879	221,879
Deficit accumulated during the development stage	(343,820)	(308,175)
Stock subscription receivable, including accrued interest of $ 75,146
and $69,966 as of December 31, 2008 and December 31, 2007	(245,934)	(235,572)

Total stockholders’ deficiency	(367,767)	(321,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$23	$92

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) TO
	2008	2007	DECEMBER 31, 2008

DEVELOPMENT STAGE REVENUES	$0	$0	$0

DEVELOPMENT STAGE EXPENSES:

Amortization	0	0	1,354
Accounting	19,496	27,800	155,946
Bad debt expense	0	0	22,429
Bank charges	234	223	1,728
Consulting fees	1,017	743	6,700
On-line services	0	0	3,400
Domain names	0	0	50,070
Legal fees	13,310	15,813	57,700
Corporate fees	164	150	5,621
Office general	0	0	90,515
Shareholder related services	120	0	431
Transfer agent fees	1,354	1,057	12,722
Website development	0	0	50,000
Printing	0	0	630

TOTAL DEVELOPMENT STAGE EXPENSES	35,695	45,786	459,246

LOSS FROM OPERATIONS	(35,695)	(45,786)	(459,246)

GAIN ON SALE OF INVESTMENT	0	0	99,500

OTHER INCOME	10,361	10,361	77,397

INTEREST EXPENSE	(10,311)	(9,747)	(38,258)

OTHER EXPENSE	0	0	(23,213)

NET LOSS	$(35,645)	$(45,143)	$(343,820)

LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.04)
Weighted-average number of common
shares outstanding	1,079,020	1,079,020

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

				DEFICIT
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	DURING THE	STOCK
			PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL
Balance, November 22, 1999 (date of inception)	0	$0	$0	$0	$0	$0

Common stock issued to related parties for
management services	2,500,000	2,500	28,700	0	0	31,200

Loss during development stage for the period
November 22, 1999 (inception) through December 31, 1999	0	0	0	(4,883)	0	(4,883)

Balance, December 31, 1999	2,500,000	2,500	28,700	(4,883)	0	26,317

Loss during development stage for the year
ended December 31, 2000	0	0	0	(10,797)	0	(10,797)

Balance, December 31, 2000	2,500,000	2,500	28,700	(15,680)	0	15,520

Increase in common stock issued resulting from
agreement and plan of distribution (“spin-off”)	1,732	1	(1)	0	0	-

Common stock issued to Glick Global Development LLC	17,078,661	17,079	153,708	0	(170,787)	0
Accrued interest					(2476)	(2,476)
Loss during development stage for the year
ended December 31, 2001	0	0	0	(39,733)		(39,733)

Balance, December 31, 2001	19,580,393	19,580	182,407	(55,413)	(173,263)	(26,689)
Accrued interest					(12640)	(12,640)
Loss during development stage for the year
ended December 31, 2002	0	0	0	(69,356)	0	(69,356)

Balance, December 31, 2002	19,580,393	19,580	182,407	(124,769)	(185,903)	(108,685)
Accrued interest					(10390)	(10,390)
Loss during development stage for the year
ended December 31, 2003	0	0	0	(45,545)	0	(45,545)

Balance, December 31, 2003	19,580,393	19,580	182,407	(170,314)	(196,293)	(164,620)

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

				DEFICIT
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	DURING THE	STOCK
			PAID-IN	DEVELOPMENT	SUBSCRIPTION
	SHARES	AMOUNT	CAPITAL	STAGE	RECEIVABLE	TOTAL

Balance, December 31, 2003	979,020	98	201,889	(170,314)	(196,293)	(164,620)

Accrued interest stock subscription receivable					(8,139)	(8,139)
Loss during development stage for the year
ended December 31, 2004	0	0	0	(34,458)	0	(34,458)

Balance, December 31, 2004	979,020	98	201,889	(204,772)	(204,432)	(207,217)

Accrued interest stock subscription receivable					(10,361)	(10,361)
Loss during development stage for the year
ended December 31, 2005	0	0	0	(25,430)	0	(25,430)

Balance, December 31, 2005	979,020	98	201,889	(230,202)	(214,793)	(243,008)

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2006	0	0	0	(32,830)	0	(32,830)

Balance, December 31, 2006	979,020	98	201,889	(263,032)	(225,183)	(286,228)

Common shares issued for conversion of Accounts
Payable on November 11, 2007	100,000	10	19,990	0	0	20,000

Accrued interest stock subscription receivable					(10,390)	(10,390)
Loss during development stage for the year
ended December 31, 2007	0	0	0	(45,143)	0	(45,143)

Balance, December 31, 2007	1,079,020	108	221,879	(308,175)	(235,573)	(321,761)

Accrued interest stock subscription receivable					(10,361)	(10,361)
Loss during development stage for the year ended
ended December 31, 2008	0	0	0	(35,645)	0	(35,645)

Balance, December31, 2008	1,079,020	$108	$221,879	$(343,820)	$(245,934)	$(367,767)

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,		FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) TO
OPERATING ACTIVITIES	2008	2007	DECEMBER 31, 2008

Net loss	$(35,645)	$(45,143)	$(343,820)

Adjustment to reconcile net loss to net cash
used by operations
Interest on stock subscription receivable	(10,361)	(10,390)	(75,146)
Changes in assets and liabilities
Increase (Decrease) in accounts payable
and accrued expenses	31,381	54,155	116,472

Net cash used by operating activities	(14,625)	(1,378)	(302,494)

INVESTING ACTIVITIES
Conversion of note into common stock	-	(20,000)	-
Increase in loans and advances-
related party	10,257	150	111,100

Net cash used by investing activities	10,257	(19,850)	111,100

FINANCING ACTIVITES
Proceeds from stock subscriptions			(170,788)
Proceeds from promissory notes	4,300	1,180	140,218
Proceeds from issuance of common stock	-	20000	221,987

Net cash provided by financing activites	4,300	21,180	191,417

(DECREASE) INCREASE IN CASH	(68)	(48)	23

CASH, BEGINNING OF PERIOD	91	140	0

CASH, END OF PERIOD	$23	$92	$23

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

	YEARS ENDED DECEMBER 31,		FOR THE PERIOD NOVEMBER 22, 1999 (DATE OF INCEPTION) TO
	2008	2007	DECEMBER 31, 2008

Supplemental cash flow information:
Interest paid	$0	$0	$438
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$700
Additional shares resulting from spin-off from parent	$0	$0	$9
Stock issued for a promissory note from Glick
Global Development, LLC	$0	$0	$170,787

The accompanying notes are an integral part of these financial statements.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the financial statements, development stage losses from November 22, 1999 (inception) to December 31, 2008 aggregated $343,820 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  Management’s plans include the potential development of its own business or merging with an operating company.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
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
[formerly GENESIS REALTY GROUP, INC.]
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 by one year for non-financial assets and

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted all required portions of SFAS No. 157 effective November 1,2008. The adoption of SFAS No. 157 did not have a material effect on the Company's results of operations, financial position or cash flows. The portions of SFAS No. 157 that were delayed by FSP FAS 157-2 will be adopted by the Company at the beginning of fiscal 2010 and the Company is currently in the process of evaluating the effect such adoption will have on its results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The Company adopted  SFAS No. 159 effective November 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Accordingly, the adoption of SFAS No. 159 did not impact the Company's results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on the Company's results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is a revision of SFAS    No.141 and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (formerly the "purchase accounting" method) be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No.141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008, or in fiscal 2010 for the Company. The

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

Company is currently in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This statement requires the recognition of a non-controlling interest (previously referred to as minority interest) as a separate component within equity in the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented within the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for the Company. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 160 will have on its results of operations, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii)how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for The Company. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on its financial statement disclosures.

3.                     NOTES PAYABLE – RELATED PARTY

Through December 31, 2008 and 2007 the Company executed notes aggregating a total of      $140,218 and $92,750 with Atlas Equity.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

4.                     INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of December 31, 2008 and December 31, 2007 the Company had net operating loss carryforwards (“NOL’s”) of $343,820 and $306,476, which will be available to reduce future taxable income and expense through 2028.

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

	December 31, 2008	December 31, 2007

Deferred tax assets	$135,809	$121,059
Valuation allowance	(135,809)	(121,059)

Deferred tax asset, net	$-	$-

At December 31, 2008 and December 31, 2007, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate are as follows:

	Year ended December 31,
	2008	2007

U.S. statutory tax rate	34.0%	34.0%
State and local taxes	5.5	5.5
Valuation allowance	(39.5)	(39.5)

Effective rate	0.0%	0.0%

5.                     STOCKHOLDERS’ EQUITY.

On October 5, 2002, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global. Glick Global purchased 853,933 shares of common stock of the Company for an aggregate consideration of $170,787 to be paid in the form of a non-recourse promissory note.  The promissory note is in the principal amount of $179,787 and bears interest at an annual rate equivalent to 6.0% per annum was due and payable on October 4, 2005.  The note is reflected in the financial statements as a stock subscription receivable.  The note is overdue as of December 31, 2008. Such note is secured by the 853,933 shares of the Company’s common stock.

GENESIS GROUP HOLDINGS, INC.
[formerly GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On November 11, 2007, the Company entered into an agreement with Michael Farkas to convert $20,000 of outstanding principal into 2,000,000 common shares at a conversion price of $.01 per share.  Mr Farkas  is a member of the Company’s board of directors.

6.                     RELATED PARTY TRANSACTIONS

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

7.                     SUBSEQUENT EVENT

During March 2009, the Company, through its wholly-owned subsidiary Genesis Oil Services, Inc. (a Delaware corporation), executed an agreement to acquire Falcon Rigs, Inc. (Falcon), (an Oklahoma corporation) – a manufacturer, re-builder and repairer of oil-well servicing drilling rigs. Purchase terms and due diligence are anticipated to be finalized prior to June, 2009

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore & Associates, Chartered Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s as of April 15, 2009 are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Jeffrey Glick	65	CEO, CFO and Chairman of the Board	October 5, 2001
Darren Glick	36	President, Secretary and Director	October 5, 2001

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.  Mr. Thompson is employed as the CEO of the company pursuant to a five year employment contract.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Family relationships

Jeffrey Glick, our Chief Executive Officer and Chief Financial Officer is the father of Darren Glick, our President and Secretary.

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and holds office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed with the 10KSB on March 26, 2008 as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Glick, Chief Executive Officer,	2008	$0	0	0	$0	0	$0	0	$0
Chief Financial Officer	2007	$0	0	0	$0	0	$0	0	$0

Darren Glick,	2008	$0	0	0	$0	0	$0	0	$0
President	2007	$0	0	0	$0	0	$0	0	$0

1)

2)

3)	For the calendar year 2007, Jeffrey Glick is to receive $7,229 in medical and dental insurance as well as $950 for automobile expenses pursuant to an employment agreement entered into with us.

Employment Agreements

None

Outstanding Equity Awards

None

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 15, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Glick Global Development, LLC 225 Broadway, Suite 910 New York, New York 10007	853,933	87%

Common Stock	All executive officers and directors as a group	853,933	87%

1.	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

2	Darren Glick beneficially owns 213,483 shares as a twenty-five (25%) shareholder of Glick Global Development, LLC.

3.	Lillian Glick beneficially owns 853,933 shares as a principal shareholder of Glick Global Development, LLC.

4.	Deborah Glick beneficially owns 213,483 shares as a twenty-five (25%) shareholder of Glick Global Development, LLC.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $14,875 and $2,100 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

The fees for audit related services for the years ended December 31, 2008 and 2007 were $0 and $0.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

3. Exhibits

14	Code of Ethics *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* Filed with the original Form 10-KSB on April 15, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009

GENESIS GROUP HOLDINGS, INC.
By:	/s/ Jeffrey Glick
Jeffrey Glick Chief Executive Officer, Chief Financial Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Jeffrey Glick	Chief Executive Officer,	April 15, 2009
Jeffrey Glick	Chief Financial Officer