Form 10-Q
period 2009-03-31
GENESIS GROUP HOLDINGS INC
filed 2009-11-13
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GENESIS GROUP HOLDINGS, INC
(Exact name of registrant as specified in the Charter)

Commission File No.:  333-63460

DELAWARE	333-63460	65-0908171
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1 University Place #12-C, New York, NY  10003
 (Address of Principal Executive Offices)

(336) 601-6555
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009:  1,079,020 shares of common stock.

GENESIS GROUP HOLDINGS, INC.

FORM 10-Q
March 31, 2009
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

SIGNATURE

ITEM 1. Financial Information

GENESIS GROUP HOLDINGS, INC.
March 31, 2009 and 2008

GENESIS GROUP HOLDINGS, INC.

Balance Sheets

ASSETS
	March 31, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$-	$23

Total current assets	-	23
TOTAL ASSETS	$-	$23

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$117,154	$116,472
Loans payable – related parties	111,100	111,100
Notes payable – related parties	142,783	140,218
Total Current Liabilities	371,037	367,790
Stockholders' Deficit:
Preferred stock: $0.001 par value; authorized, 50,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 500,000,000 shares; 1,079,020 shares issued and outstanding	108	108
Additional paid-in capital	221,879	221,879
Accumulated deficit	(344,528)	(343,820)
Stock subscription receivable, including interest of $77,708 and $75,146 as of March 31, 2009 and December 31, 2008, respectively	(248,496)	(245,934)
Total Stockholders’ Deficit	(371,037)	(367,767)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$23

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
Statements of Operations
 (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenues	$-	$-

Operating expenses:

Professional fees	(1,599)	1,254
General and administrative	51	51

Total operating expenses	(1,548)	1,305

Income (loss) from operations	1,548	(1,305)

Other income (expense):
Interest income	2,562	2,590
Interest expense	(3,226)	(2,518)
Other expense	(1,592)	-
Total other income (expense)	(2,256)	72

Loss before income taxes	(708)	(1,233)

Income tax provision	-	-

Net loss	$(708)	$(1,233)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	1,079,020	1,079,020

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708)	$(1,233)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest on stock subscriptions receivable	(2,562)	(2,590)
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	3,247	1,672
Net Cash Used by Operating Activities	(23)	(2,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	2,200

NET CHANGE IN CASH	(23)	49

CASH AT BEGINNING OF PERIOD	23	91
CASH AT END OF PERIOD	$-	$140

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
March 31, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION

Genesis Group Holdings, Inc. (formerly Genesis Realty Group, Inc.) (“the Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware.  The Company is currently an inactive company seeking merger and business operations opportunities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on April 17, 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, loan payable – related party and notes payable – related party approximates their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2009 or 2008.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and the Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is currently inactive. As reflected in the financial statements, losses from inception, recorded as accumulated deficit, aggregated $344,528, and raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  Management’s plans include the potential development of its own business or merging with an operating company.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4.                    LOANS PAYABLE – RELATED PARTIES

The loans are payable on demand and bear no interest.

5.                    NOTES PAYABLE – RELATED PARTY

Through March 31, 2009 and December 2008, the Company executed notes, including accrued interest, aggregating a total of $129,419 and $127,100, respectively, with Atlas Equity.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

Through March 31, 2009 and December 2008, the Company executed notes, including accrued interest, aggregating a total of $4,723 and $4,616, respectively, with the Farkas Group and $8,641, and $8,502 with Michael Farkas, respectively.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

6.	SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through October 23, 2009, the date these financial statements were issued to determine if they must be reported. The Management of the Company determined that there was a reportable subsequent events to be disclosed as follows:

During August, 2009, pursuant to agreements, outstanding debts were converted to common shares at the purchase rate of $0.01. Each common share has a par value of $.0001.  Accordingly, $157,749.14 of debt was exchanged for 15,774,914 common shares.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Genesis Group Holdings, Inc. (formerly known as Genesis Realty Group, Inc.). The Company has not generated any revenue so it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company is currently inactive.  The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses.  Because of uncertainties surrounding its development, the Company anticipates incurring losses in the foreseeable future.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our expenses.

Losses from operations since inception have amounted to $344,528 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Losses during the three months ended March 31, 2009 were $708 as compared to $1,233 for the period ended March 31, 2008.

Expenses for the three months ended March 31, 2009 were primarily accounting ($1,650 credit) and legal fees ($3,625 credit) in connection with our annual regulatory filing.

Expenses for the nine months ended March 31, 2008 were primarily accounting ($1,000).

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

For the three month period ended March 31, 2009, we incurred a net loss of $708.  Our accumulated deficit since inception is $344,528.  Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8K

a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

On October 14, 2009 the Company filed a Form 8-K with the SEC for the changes in registrant's certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS GROUP HOLDINGS, INC.

Date: November 13, 2009	By:	/s/ Gideon Taylor
Gideon Taylor
Chief Executive Officer,
Chief Financial Officer