Form 10-Q
period 2009-09-30
GENESIS GROUP HOLDINGS INC
filed 2009-11-23
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(732) 409-1212
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2009:  1,079,020 shares of common stock.

GENESIS GROUP HOLDINGS, INC.

FORM 10-Q
September 30, 2009
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

SIGNATURE

ITEM 1. Financial Information

GENESIS GROUP HOLDINGS, INC.
September 30, 2009 and 2008

GENESIS GROUP HOLDINGS, INC.

Balance Sheets

ASSETS
	September 30, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$-	$23

Total current assets	-	23
TOTAL ASSETS	$-	$23

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$118,470	$116,472
Loans payable – related parties	99,331	111,100
Notes payable – related parties	849	140,218
Total Current Liabilities	218,650	367,790
Stockholders' Deficit:
Preferred stock: $0.0001 par value; authorized, 50,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; authorized 500,000,000 shares; 16,853,934 and 1,079,020 shares issued and outstanding, respectively	1,685	108
Additional paid-in capital	378,051	221,879
Accumulated deficit	(344,683)	(343,820)
Stock subscription receivable, including interest of $82,917 and $75,146 as of September 30, 2009 and December 31, 2008, respectively	(253,703)	(245,934)
Total Stockholders’ Deficit	(218,650)	(367,767)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$23

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
Statements of Operations
 (Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Revenues	$-	$-

Operating expenses:

Professional fees	3,250	11,634
General and administrative	1,391	(1,632)

Total operating expenses	4,641	10,002

Loss from operations	(4,641)	(10,002)

Other income (expense):
Interest income	2,619	2,590
Interest expense	(600)	(2,443)

Total other income (expense)	2,019	147

Loss before income taxes	(2,622)	(9,855)

Income tax provision	-	-

Net loss	$(2,622)	$(9,855)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	9,823,809	1,079,020

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
Statements of Operations
 (Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Revenues	$-	$-

Operating expenses:

Professional fees	(6,000)	25,684
General and administrative	8,115	(320)

Total operating expenses	2,115	25,364

Loss from operations	(2,115)	(25,364)

Other income (expense):
Interest income	7,769	7,771
Interest expense	(6,517)	(7,580)

Total other income (expense)	1,252	191

Loss before income taxes	(863)	(25,173)

Income tax provision	-	-

Net loss	$(863)	$(25,173)

Net loss per common share – basic and diluted	$0.00	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	4,036,816	1,079,020

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(863)	$(25,173)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest on stock subscriptions receivable	(7,769)	(7,771)
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	8,609	21,226
Net Cash Used by Operating Activities	(23)	(11,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable – related parties	-	11,627

NET CHANGE IN CASH	(23)	(91)

CASH AT BEGINNING OF PERIOD	23	91
CASH AT END OF PERIOD	$-	$-

Noncash investing and financing:
Notes payable and accrued interest converted into common stock	$157,749	$-

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
September 30, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

1.                    ORGANIZATION

Genesis Group Holdings, Inc. (formerly Genesis Realty Group, Inc.) (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware.  The Company is currently an inactive company seeking merger and business operations opportunities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2009.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 2009-213 on October 2, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is currently inactive. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $344,683 at September 30, 2009, a net loss of $864 and net cash used in operations of $23 for the interim period ended September 30, 2009, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.                    LOANS PAYABLE – RELATED PARTIES

The loans are payable on demand and bear no interest.

5.                    NOTES PAYABLE – RELATED PARTY

On August 11, 2009, notes and related accrued interest of $ $157,749 were converted, pursuant to the terms of written agreements, into 15,774,914 common shares of the Company’s common stock.

Through September 30, 2009 and December 2008, the Company executed notes, including accrued interest, aggregating a total of $848 and $4,616, respectively, with the Farkas Group and $8,765, and $8,502 with Michael Farkas, respectively.  These unsecured notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.

6.	SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 20, 2009, the date when the financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent event to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Genesis Group Holdings, Inc. (formerly Genesis Realty Group, Inc.). The Company has not generated any revenue so it intends to report its plan of operation below.

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

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

The loss during the three months ended September 30, 2009 were $2,622 as compared to a loss of $9,855 for the comparable period ended September 30, 2008.

Expenses for the three months ended September 30, 2009 were primarily professional fees of $3,250 and transfer agent fees of $1,798.

Expenses for the three months ended September 30, 2008 were primarily professional fees of $11,634.

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

For the three month period ended September 30, 2009, we incurred a net loss of $2,622.  Our accumulated deficit since inception is $344,683.  Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

GENESIS GROUP HOLDINGS, INC.

Date: November 20, 2009	By:	/s/ Gideon Taylor
Gideon Taylor
Chief Executive Officer,
Chief Financial Officer