Form 10-Q
period 2009-06-30
GENESIS GROUP HOLDINGS INC
filed 2009-12-04
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

GENESIS GROUP HOLDINGS, INC.

FORM 10-Q
June 30, 2009
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

SIGNATURE

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS GROUP HOLDINGS, INC.
June 30, 2009 and 2008

GENESIS GROUP HOLDINGS, INC.

Balance Sheets

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$21	$23

Total current assets	21	23
TOTAL ASSETS	$21	$23

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$113,853	$116,472
Loans payable – related parties	111,336	111,100
Notes payable – related parties	145,992	140,218
Total Current Liabilities	371,181	367,790
Stockholders' Deficit:
Preferred stock: $0.001 par value; authorized, 50,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 500,000,000 shares; 1,079,020 shares issued and outstanding	108	108
Additional paid-in capital	221,879	221,879
Accumulated deficit	(342,063)	(343,820)
Stock subscription receivable, including interest of $80,296 and $75,146 as of June 30, 2009 and December 31, 2008, respectively	(251,084)	(245,934)
Total Stockholders’ Deficit	(371,160)	(367,767)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21	$23

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
Statements of Operations
 (Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	$-	$-

Operating expenses:

Professional fees	(2,855)	10,141
General and administrative	287	215

Total operating expenses	(2,568)	10,356

Income (loss) from operations	2,568	(10,356)

Other income (expense):
Interest income	2,590	2,590
Interest expense	(2,693)	(2,565)

Total other income (expense)	(103)	25

Income (loss) before income taxes	2,465	(10,331)

Income tax provision	-	-

Net income (loss)	$2,465	$(10,331)

Net income (loss) per common share – basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	1,079,020	1,079,020

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
Statements of Operations
 (Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenues	$-	$-

Operating expenses:

Professional fees	(4,454)	11,395
General and administrative	338	266

Total operating expenses	(4,116)	11,661

Income (loss) from operations	4,116	(11,661)

Other income (expense):
Interest income	5,152	5,180
Interest expense	(5,919)	(5,083)
Other expense	(1,592)	-
Total other income (expense)	(2,359)	97

Income (loss) before income taxes	1,757	(11,564)

Income tax provision	-	-

Net income (loss)	$1,757	$(11,564)

Net income (loss) per common share – basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	1,079,020	1,079,020

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,757	$(11,564)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Interest on stock subscriptions receivable	(5,150)	(5,180)
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	2,555	7,558
Net Cash Used by Operating Activities	(838)	(9,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable – related parties	836	9,170

NET CHANGE IN CASH	(2)	(16)

CASH AT BEGINNING OF PERIOD	23	91
CASH AT END OF PERIOD	$21	$75

See accompanying notes to the financial statements.

GENESIS GROUP HOLDINGS, INC.
June 30, 2009 and 2008
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

 FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP for fair value measurements establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which is the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, loan payable – related party and notes payable – related party approximates their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

INCOME TAXES

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is currently inactive. As reflected in the financial statements, losses from inception, recorded as accumulated deficit, aggregated $342,063, and raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  Management’s plans include the potential development of its own business or merging with an operating company.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4.                    LOANS PAYABLE – RELATED PARTIES

The loans are payable on demand and bear no interest.

5.                    NOTES PAYABLE – RELATED PARTY

Through June 30, 2009 and December 2008, the Company executed notes, including accrued interest, aggregating a total of $131,763 and $127,100, respectively, with Atlas Equity.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

Through June 30, 2009 and December 2008, the Company executed notes, including accrued interest, aggregating a total of $5,464 and $4,616, respectively, with the Farkas Group and $8,765, and $8,502 with Michael Farkas, respectively.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

6.	SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through October 29, 2009, the date these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there was a reportable subsequent events to be disclosed as follows:

During August, 2009, pursuant to agreements, outstanding debts were converted to common shares at the purchase rate of $0.01. Each common share has a par value of $.0001.  Accordingly, $157,749.14 of debt was exchanged for 15,774,914 common shares.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our expenses.

Losses from operations since inception have amounted to $342,063 primarily consisting of accounting, legal, office general and the expense in retaining our domain name and development of our website.

THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Income during the three months ended June 30, 2009 were $2,465 as compared to a loss of $10,331 for the period ended June 30, 2008.

Expenses for the three months ended June 30, 2009 were primarily accounting ($6,475 credit) and legal fees $2,500 in connection with our annual regulatory filing.

Expenses for the three months ended June 30, 2008 were primarily accounting 9,550.

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

For the three month period ended June 30, 2009, we incurred net income of $2,465.  Our accumulated deficit since inception is $342,063.  Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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