Form 10-K/A
period 2008-12-31
GENESIS GROUP HOLDINGS INC
filed 2009-12-18
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

Amendment No. 1 to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

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

Dated: December 18 , 2009

GENESIS GROUP HOLDINGS, INC.
By:	/s/ Jeffrey Glick
Jeffrey Glick Chief Executive Officer, Chief Financial Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Jeffrey Glick	Chief Executive Officer,	December 18 , 2009
Jeffrey Glick	Chief Financial Officer