Form 10-Q/A
period 2009-03-31
GENESIS GROUP HOLDINGS INC
filed 2009-12-18
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

Amendment No. 1 to
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
Yes ☐  No ☒

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

GENESIS GROUP HOLDINGS, INC.

Date: December 18 , 2009	By:	/s/ Gideon Taylor
Gideon Taylor
Chief Executive Officer,
Chief Financial Officer