Form 10-K
period 2009-12-31
GENESIS GROUP HOLDINGS INC
filed 2010-12-06
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-32037

GENESIS GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0908171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 N. Military Trail, Suite 275, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(561) 988-1988

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $514,000 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   109,473,976 shares of common stock are issued and outstanding as of November 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

GENESIS GROUP HOLDINGS, INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

•	delays or difficulties related to the commencement or completion of contracts, including additional costs, reductions in revenues or the payment of completion penalties or liquidated damages;
•	actions of suppliers, subcontractors, customers, competitors, banks, surety providers and others which are beyond our control including suppliers' and subcontractor's failure to perform;
•
the effects of estimates inherent in our percentage-of-completion accounting policies including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;

•
cost escalations associated with our fixed-unit price contracts, including changes in availability, proximity and cost of materials such as steel, concrete, aggregate, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;

•	our dependence on a few significant customers;
•
adverse weather conditions - although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incident of rain, snow, hurricanes, etc., may differ significantly from these expectations;

•	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;
•	changes in general economic conditions and resulting reductions or delays, or uncertainties regarding governmental funding for infrastructure services;
•	adverse economic conditions in our markets;
•	our ability to successfully identify, complete and integrate acquisitions;
•	citations and fines issued by any government authority;
•	risks associated with the terms of the Note and Warrant Purchase Agreement with UTA Capital LLC, and
•	the other factors discussed in more detail in Item 1A. —Risk Factors

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Genesis", "we"", "our", the "Company" and similar terms refer to Genesis Group Holdings, Inc., a Delaware corporation, and wholly owned subsidiary Digital Comm Inc., a Florida corporation (“Digital Comm”).  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ended December 31, 2009, “2008” refers to the year ended December 31, 2008 and “2010” refers to the year ending December 31, 2010.

The information which appears on our web site at www.digitalcomminc.com is not part of this report.

All share and per share information contained herein gives effect to the 1:20 reverse stock split effective September 15, 2008.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Prior to our January 14, 2010 reverse merger with Digital Comm, we were a shell company with no business or operations.  Following this transaction which is described later in this section under “Our History” our business and operations are now those of Digital Comm.

We are a provider of specialty services for the construction and maintenance of facilities-based communications systems in the United States. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. We also provide turn-key telecommunications infrastructure solutions.  Our "one-stop" capabilities include project development, procurement, design, engineering, construction management, and on- going maintenance and operations services for telecommunications networks.  The projects include the construction of fiber networks that provide advanced digital voice, data and video communications and wireless infrastructure deployment.

Specialty Contracting Services. Our turnkey operations in outside plant construction, voice-data network technologies, utilities infrastructure – water, sewer, electric, gas, fiber/copper buried and aerial cable.  We offer a full package of infrastructure services as well as network operations and maintenance solutions.

We provide management solutions to firms including but not limited to:

•	Central Office – (RBOC, CLEC, ILEC)
•	Wireless and Cellular
•	Voice and Data Enterprise
•	Cable Television (CATV)
•	Outside Plant (OSP)
•	Government
•	Healthcare
•	Airport Authorities
•	Security

We have established relationships with many leading telephone companies, cable television multiple system operators, utilities and others, including AT&T Inc., Comcast Corporation, Verizon Communications Inc. and Florida Power & Light Company.   We are currently performing work with AT&T, and expect to continue to on an on-going project and need basis. We expect to perform work and services under contract with several municipalities, including Broward County, although work has not as yet commenced.

There are times we work as a subcontractor to other general contractors and infrastructure service providers including; Danella Construction and Southern Technologies Services, Inc.  We are currently performing work for these entities on a project and need basis.

Engineering.  We provide outside plant engineers to telecommunication providers, together with services that include project development, procurement, design, engineering, construction management, and on-going maintenance.

Construction, Maintenance, and Installation.  The inside plant services, also known as premise wiring; that we provide include design, engineering, installation and integration of telecommunications networks for voice, video and data inside customers' facilities.  Additionally, we provide maintenance and installation of electric utility grids and water and sewer utilities. We provide outside plant telecommunications services primarily under hourly and per unit basis contracts to local telephone companies. We also provide these services to long distance telephone companies, electric utility companies, local municipalities and cable television multiple system operators.

Business Sector

Globally, the telecommunications industry is a $3.5 trillion dollar sector, with more than $1 trillion in annual revenues in the U.S., 2.3 billion cellular phone service subscribers, and over 1 million employees according to the White Paper:  Business Intelligence for the Telecommunications Industry; Improving the bottom line and controlling expenses (2008) By Ingres Corporation. We believe that rapid advances in Internet and wireless technologies will continue unabated, changing consumer preferences and disrupting traditional communication methods.  New cellular, cable telephony, VoIP, and wireless technologies promise continuous rapid evolution of this sector, posing a massive threat to traditional landline telephony market.  We believe that these trends, combined with other fast moving telecom innovations and technological enhancements, will provide growth opportunities for those companies positioned properly to profit and grow within the infrastructure business sector.

Our Position in the Marketplace.

While we are a small company, we believe our reputation stemming from high quality service and our ability to provide services nationally, create opportunities in the marketplace where similar sized companies may fail.  We intend to maintain a decentralized operating structure.  We believe that this structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers.  While access to capital may provide an obstacle to address larger opportunities at the present time, we do have significant financial resources many opportunities which capital constrained competitors may be unable to perform. Our access to capital includes access to project finance.   We will continue to be selective in the work we pursue.  We will pursue work that is not only profitable and within the areas of our expertise, but work that will not unnecessarily strain our cash flow requirements.

Growth Through Selective Acquisitions

We intend to pursue growth and market share through selective acquisitions.  In particular, we will pursue those acquisitions that we believe will provide us with incremental revenue and diversification while complementing our existing operations.  We intend to target companies for acquisition that are profitable, with proven operating histories and sound management. We expect to complete at least two acquisitions over the following twelve months. The Company may be required to raise capital in order to complete same.

Master Contracts and Other Service Agreements

A portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years.  We are approved vendors for many telecommunication companies and utilities, including AT&T and Florida Power & Light.  Master Service agreements generally contain customer specified service requirements, such as discrete pricing for individual tasks. We also work with local government agencies.  Whether in the public or private sectors, a customer’s decision to engage us with respect to a specific construction or maintenance project is often made by local customer management.  Historically, most of our agreements have been awarded through a competitive bidding process; however, we may be able to extend some of these agreements on a negotiated basis. Over the 12 months ending December 31, 2009, approximately 50% of our revenues came from work performed as a subcontractor for Southern Technologies Services, Inc.

Competition

The specialty contracting services industry in which we operate is highly fragmented and it is characterized by a large number of participants, including several large companies as well as a significant number of small, privately held, local competitors.  A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in awarding such agreements. Accordingly, we may be underbid by our competitors if they elect to price their services aggressively to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we compete favorably with our competitors on the basis of these factors.

Materials and Subcontractors

For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. The customer determines the specifications of the materials and we are only responsible for the performance of the required services. Materials supplied by our customers, for whom the customer retains the financial and performance risk, are not included in our revenue or costs of sales. Under contracts where we are required to supply part or all of the materials, we are not dependent upon any one source for the materials that we customarily use to complete the job. We do not manufacture any significant amounts of material for resale. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

We use independent contractors to perform portions of the services that we provide; however, we are not dependent on any single independent contractor. These independent contractors typically are small locally owned companies. Independent contractors provide their own employees, vehicles, tools, and insurance coverage. We use independent contractors to help manage our work flow and reduce the amount that we may otherwise be required to spend on fixed assets.

Seasonality

Some of our revenues are affected by seasonality as a portion of the work we perform is outdoors. Consequently, our outside operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters.  Holidays and access to customer premises will have additional impact on our revenues.

Environmental Matters

A portion of our work is performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous materials or substances. Additionally, the environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

Government Regulations

We have no specific governmental regulations that we need to comply with, fines and risks are associated with the transport of equipment over highways to job sites. We also have certain local permitting requirements at those sites.

Consulting Agreement with Harpos Funding II, LLC.

In October, 2010 we entered into a Consulting Agreement with Harpos Funding II, LLC under which it will provide us with financial advisory services, investment banking and other strategic advice under the terms of an agreement.  As compensation for the advisory services, we agreed to issue it a to-be-created series of convertible preferred stock that will have 10 votes for each share and will be convertible into 5% of the common stock of our Company at a conversion price of $0.01 per share. We have not yet designated this series of preferred stock.

Under the terms of this agreement, we also guarantee that Harpos Funding II would receive a 10% per annum return for a minimum of three years on any investment it may make in our company, together with 75% warrant coverage; the minimum increments for funding are $250,000.  To date, no investments have been made.  In addition, any investments by Harpos Funding II that are accepted by the Company will contain a most favored nations clause and piggy back registration rights covering the shares underlying the warrants.

We also agreed that in the event any third parties make an investment in our company, that our Board accepts, that were directly or indirectly introduced to us by Harpos Funding II, and providing that the investments are in increments of not less than $250,000, we will pay Harpos Funding II a finder’s fee in an amount ranging from 3% to 5%, depending upon the amount of the investment. We further agreed to pay Harpos Funding II a finder’s fee of 2% on all debt we issue or restructure based upon the introductions by Harpos Funding II.  Finally, we agreed to issue Harpos Funding II five year warrants exercisable at 110% of the offering price of the equity securities or conversion price of the debt securities.

Employees

As of November 15, 2010, we had 14 full time employees and one part-time employee.

Our History

We were incorporated under the name i-realtyauction.com, Inc. in the State of Delaware on November 22, 1999 as a subsidiary of i-Incubator.com, Inc. (OTCBB:INQU).  We were initially incorporated to develop and operate an online auction web site that was dedicated to bringing together buyers and sellers of real estate.  In January 2001, i-Incubator spun off our shares to its shareholders of record.  On August 16, 2001, we changed our name to Genesis Realty Group, Inc. and began to focus our attention on the acquisition, development and management of real property.  In August 2008 we changed our name to Genesis Group Holdings, Inc.  Until our reverse merger with Digital Comm we were a developmental stage company and we never generated any revenue from operations.

Change of Control

On July 2, 2009, Mr. Gideon Taylor purchased 25,500,000 shares of our common stock for $100 from us in a private transaction which resulted in a change of control of our company. The agreement provided that within 30 days of closing, we would enter into an agreement of reverse merger with both Digital Comm and Southern Technologies Services, Inc. and that we would undertake a 1:100 reverse stock split.  In or about August 1, 2009 we entered in to a Memorandum of Understanding with Digital Comm to merge. That transaction was completed in January 2010.

Although the reverse merger with Digital Comm was completed, the transaction with Southern Technologies was not and we have not undertaken the reverse stock split as of the date of this report.  It was deemed in the best interests of all parties to only pursue the merger with Digital Comm.

Immediately prior to the closing of the sale to Mr. Taylor, we had $257,328 principal amount of convertible notes of outstanding, the originals of which were being held in escrow by a third party.  The agreement further provided that at the closings of the transactions with Digital Comm and Southern Technologies Services, Inc., all convertible notes not previously converted would be released from escrow and transferred or assigned at Mr. Taylor’s direction upon receipt of consideration of $100.  Following such transfer and assignment, the notes could be converted into a maximum of 2,000,000 post-split shares of our common stock, and any debt not so converted would be deemed satisfied and cancelled.  In the event of an event of default under the agreement, the notes were to be released to Michael D. Farkas, a related party, who could, along with any affiliated entities, convert this debt into shares of our common stock at $0.0001 per share.  In 2009 $241,808 due under those notes was converted into an aggregate of 15,391,438 shares of our common stock and the balance of $15,886 was written off resulting in a net gain.

We agreed to issue an aggregate of 8,500,000 shares of our common stock to two entities as for due diligence fees, finder’s fees and other advisory services. That stock remained in escrow pending the closing of the transactions with Digital Comm and Southern Technologies Services, Inc. The shares were issued in September 2009.  We are presently processing the return for cancellation of 3,500,000 of those shares.

We also agreed to purchase 2,000,000 shares of the freely tradeable common stock owned by the various creditors at $0.05 per share within 120 days of the closing of the transactions with Digital Comm and Southern Technologies Services, Inc.   Inasmuch as the stock had traded as high as $0.65 after the closing, we were not requested to make this purchase.

Reverse Merger with Digital Comm

On January 14, 2010 we entered into a Stock Purchase Agreement with Digital Comm and its sole shareholder Billy Caudill,  pursuant to which we acquired 100% of the outstanding capital stock of Digital Comm in exchange for 50,000,000 shares of our common stock.  We initially issued these shares to Mr. Caudill in September 2009 pending a closing of the transaction.  At the time of issuance we valued the shares at $4 million.

ITEM 1.A     RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Relating to Our Business.

OUR PRIMARY ASSETS SERVE AS COLLATERAL UNDER THE NOTE AND WARRANT PURCHASE AGREEMENT WITH UTA CAPITAL. IF WE WERE TO DEFAULT ON THIS AGREEMENT, THE LENDER COULD FORECLOSE ON OUR ASSETS.

In August 2010, Digital Comm entered into a Note and Warrant Purchase Agreement with UTA Capital. The agreement calls for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes are each one year amortized term notes bearing interest at 10% per annum. To date one $1 million principal amount note has been funded which matures in August 2011.  The revolving note is collateralized by a blanket security interest in Digital Comm’s assets and the agreement contains certain covenants we must comply with.  If we should default under the terms of this agreement, the lender could seek to foreclose on our primary assets.  If the lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

IF WE ARE UNABLE TO ACCURATELY ESTIMATE THE OVERALL RISKS OR COSTS WHEN WE BID ON A CONTRACT THAT IS ULTIMATELY AWARDED TO US, WE MAY ACHIEVE A LOWER THAN ANTICIPATED PROFIT OR INCUR A LOSS ON THE CONTRACT.

Substantially all of our revenues are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. This, in turn, could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid;
•	delays caused by weather conditions or project owners notice to proceed;
•	contract modifications creating unanticipated costs not covered by change orders;
•	changes in availability, proximity and costs of construction materials, as well as fuel and lubricants for our equipment;
•	availability and skill level of workers in the geographic location of a project;
•	our suppliers’ or subcontractors’ failure to perform due to various reasons including bankruptcy;
•	fraud or theft committed by our employees;
•	mechanical problems with our machinery or equipment;
•	citations or fines issued by any governmental authority;
•	difficulties in obtaining required governmental permits or approvals or performance bonds;
•	changes in applicable laws and regulations; and
•	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

ECONOMIC DOWNTURNS OR REDUCTIONS IN GOVERNMENT FUNDING OF INFRASTRUCTURE PROJECTS COULD REDUCE OUR REVENUES AND PROFITS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, and which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels.

THE CANCELLATION OF SIGNIFICANT CONTRACTS OR OUR DISQUALIFICATION FROM BIDDING FOR NEW CONTRACTS COULD REDUCE OUR REVENUES AND PROFITS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A cancellation of an unfinished contract or our debarment from the bidding process could cause our equipment and work crews to be idled for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.

We operate in several states, including Florida, Texas, Louisiana, and North Carolina any adverse change to the economy or business environment in any State that we perform work could significantly and adversely affect our operations, which would lead to lower revenues and reduced profitability.

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

In addition to organic growth of our business, we intend to continue pursuing growth through the acquisition of companies or assets that may enable us to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger contracts. However, we may be unable to implement this growth strategy if we cannot reach agreements for potential acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

•	difficulties in the integration of operations and systems;
•	difficulties applying our expertise in one market into another market;
•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•
we may assume or be held liable for risks and liabilities (including for environmental-related costs and liabilities) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and
•	we may not be able to realize cost savings or other financial benefits we anticipated.

Future acquisitions may require us to obtain additional equity or debt financing, as well as additional surety bonding capacity, which may not be available on terms acceptable to us or at all. Moreover, to the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

OUR INDUSTRY IS HIGHLY COMPETITIVE, WITH A VARIETY OF LARGER COMPANIES WITH GREATER RESOURCES COMPETING WITH US, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD REDUCE THE NUMBER OF NEW CONTRACTS AWARDED TO US OR ADVERSELY AFFECT OUR MARGINS ON CONTRACTS AWARDED.

Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. In addition, there are a number of national companies in our industry that are larger than we are and that, if they so desire, could establish a presence in our markets and compete with us for contracts.  As a result, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

OUR DEPENDENCE ON SUBCONTRACTORS AND SUPPLIERS OF MATERIALS COULD INCREASE OUR COSTS AND IMPAIR OUR ABILITY TO COMPLETE CONTRACTS ON A TIMELY BASIS OR AT ALL, WHICH WOULD ADVERSELY AFFECT OUR PROFITS AND CASH FLOW.

We rely on third-party subcontractors to perform some of the work on many of our contracts. We generally do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid. Therefore, to the extent that we cannot engage subcontractors, our ability to bid for contracts may be impaired. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

We also rely on third-party suppliers to provide most of the materials for our contracts. We normally do not bid on contracts unless we have commitments from suppliers for the materials required to complete the contract and at prices that we have included in our bid. Thus, to the extent that we cannot obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a supplier is unable to deliver materials according to the negotiated terms of a supply agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND SKILLED LABOR, OR IF WE ENCOUNTER LABOR DIFFICULTIES, OUR ABILITY TO BID FOR AND SUCCESSFULLY COMPLETE CONTRACTS MAY BE NEGATIVELY IMPACTED.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes members of our management, project managers, estimators, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. Our future success will also depend on our ability to hire and retain, or to attract when needed, highly-skilled personnel. Competition for these employees is intense, and we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our future earnings may be negatively impacted.

OUR CONTRACTS MAY REQUIRE US TO PERFORM EXTRA OR CHANGE ORDER WORK, WHICH CAN RESULT IN DISPUTES AND ADVERSELY AFFECT OUR WORKING CAPITAL, PROFITS AND CASH FLOWS.

Our contracts generally require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could have a material adverse effect on our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

OUR FAILURE TO MEET SCHEDULE OR PERFORMANCE REQUIREMENTS OF OUR CONTRACTS COULD ADVERSELY AFFECT US.

In most cases, our contracts require completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract. Performance problems on existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.

UNANTICIPATED ADVERSE WEATHER CONDITIONS MAY CAUSE DELAYS, WHICH COULD SLOW COMPLETION OF OUR CONTRACTS AND NEGATIVELY AFFECT OUR REVENUES AND CASH FLOW.

Because much of our work is performed outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur..  While revenues can be recovered following a period of bad weather, it is generally impossible to recover the inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.

TIMING OF THE AWARD AND PERFORMANCE OF NEW CONTRACTS COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS AND CASH FLOW.

It is generally very difficult to predict whether and when new contracts will be offered for tender, as these contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.

 In addition, the timing of the revenues, earnings and cash flows from our contracts can be delayed by a number of factors, including adverse weather conditions such as prolonged or intense periods of rain, snow, storms or flooding, delays in receiving material and equipment from suppliers and changes in the scope of work to be performed. Such delays, if they occur, could have adverse effects on our operating results for current and future periods until the affected contracts are completed.

OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. One customer may comprise a significant percentage of revenues at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

WE MAY INCUR HIGHER COSTS TO LEASE, ACQUIRE AND MAINTAIN EQUIPMENT NECESSARY FOR OUR OPERATIONS, AND THE MARKET VALUE OF OUR OWNED EQUIPMENT MAY DECLINE.

We own most of the construction equipment used on our projects. However, to the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts.

The equipment that we own or lease requires continuous maintenance, for which we maintain our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs. In addition, the market value of our equipment may unexpectedly decline at a faster rate than anticipated.

AN INABILITY TO OBTAIN PERFORMANCE BONDING COULD LIMIT THE AGGREGATE DOLLAR AMOUNT OF CONTRACTS THAT WE ARE ABLE TO PURSUE.

 As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding, and, as a result, to bid on new contracts, could have a material adverse effect on our future revenues and business prospects.

OUR OPERATIONS ARE SUBJECT TO HAZARDS THAT MAY CAUSE PERSONAL INJURY OR PROPERTY DAMAGE, THEREBY SUBJECTING US TO LIABILITIES AND POSSIBLE LOSSES, WHICH MAY NOT BE COVERED BY INSURANCE.

Our workers are subject to the usual hazards associated with providing construction and related services on construction sites. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks that we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS AND COULD REQUIRE EXPENDITURES THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our operations are subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, but we may nonetheless unknowingly employ illegal immigrants. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.

Risks Related to Our Financial Results and Financing Plans

WE ARE DEPENDENT UPON THE BALANCE OF THE FUNDING UNDER THE UTA CAPITAL AGREEMENT.

Under the terms of the August 2010 Note and Warrant Purchase Agreement with UTA Capital, we have borrowed $1 million and had the ability to borrow an additional $1 million within 90 days of the closing providing that we satisfied certain covenants.  While we have not yet satisfied all those covenants, including the obligation to file all delinquent reports with the SEC, UTA Capital has agreed to allow us to borrow the second $1 million if we comply with all covenants by December 31, 2010.  While we reasonably believe that we will satisfy the covenants and access the additional funds, if we should fail our inability to borrow the additional $1 million our ability to continue to grow our company would be adversely impacted.

ACTUAL RESULTS COULD DIFFER FROM THE ESTIMATES AND ASSUMPTIONS THAT WE USE TO PREPARE OUR FINANCIAL STATEMENTS.

To prepare financial statements in conformity with generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; valuation of assets acquired and liabilities assumed in connection with business combinations; and accruals for estimated liabilities, including litigation and insurance reserves. Our actual results could differ from, and could require adjustments to, those estimates.

In particular we recognize contract revenue using the percentage-of-completion method. Under this method, estimated contract revenue is recognized by applying the percentage of completion of the contract for the period to the total estimated revenue for the contract. Estimated contract losses are recognized in full when determined. Contract revenue and total cost estimates are reviewed and revised on a continuous basis as the work progresses and as change orders are initiated or approved, and adjustments based upon the percentage of completion are reflected in contract revenue in the accounting period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND/OR ACQUISITIONS, AND WE MAY NOT BE ABLE TO DO SO ON FAVORABLE TERMS OR AT ALL, WHICH WOULD IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS OR ACHIEVE OUR GROWTH OBJECTIVES.

Our ability to obtain additional financing in the future will depend in part upon prevailing credit and equity market conditions, as well as conditions in our business and our operating results; such factors may adversely affect our efforts to arrange additional financing on terms satisfactory to us. We have pledged substantially all of our other assets as collateral in connection with our credit. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our credit facility, we must obtain the consent of our lenders to incur any amount of additional debt from other sources (subject to certain exceptions). If future financing is obtained by the issuance of additional shares of common stock, our stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

Risks Related to our Common Stock

WE ARE NOT CURRENT IN OUR REPORTING OBLIGATIONS WITH THE SEC AND OUR STATUS AS A PUBLIC COMPANY COULD BE REVOKED AT ANY TIME.

We are not current in our filing obligations with the SEC and are delinquent in our reporting obligations pursuant to Section 13(a) of the Securities Exchange Act of 1934.  Accordingly, we could be subject to an administrative hearing to revoke the registration of our securities under Section 12(g) of the Securities Exchange Act of 1934.  We are filing this Annual Report on Form 10-K for the year ended December 2009 in December 2010 and we will need to file our quarterly reports for the 2010 interim periods as well as the “super” 8-K related to the Digital Comm reverse merger, to become current in our reporting obligations.  While we are using our best efforts to file all delinquent reports with the SEC, if we are unable to complete those filings before the SEC seeks to bring an administrative action against it is likely that we would cease being a public company.  In that event, you could lose your entire investment in our company.

THE TERMS OF THE UTA CAPITAL WARRANTS WILL RESULT IN CONTINUED DILUTION TO OUR COMMON STOCKHOLDERS.

Under the terms of the five warrants we issued UTA Capital as part of the Note and Warrant Purchase Agreement, we agreed that if we should issue any shares of common stock, other than certain excepted issuances, without consideration or for a consideration per share less than the exercise price of $0.15 per share, then the exercise price is reduced in accordance with the formula set forth in the warrant and the number of shares underlying the warrant are concurrently increased so that the aggregate equity percentage represented by the warrant remains at 16%.  In addition, so long as a note is outstanding and during the term of the warrants we agreed that we will not issue any shares of our common stock or securities convertible into or exercisable for shares of our common stock, or grant any option or warrant to acquire shares of our common stock, to any individual who prior to such issuance or grant is the beneficial owner of 5% or more of our common stock without UTA Capital’s prior consent.  If we do not obtain such consent, we are required to issue UTA Capital an additional number of warrants so as to maintain their ownership interest (on an as converted basis) of 16% of our common stock on a fully diluted basis giving effect to such additional issuance or grant.  These provisions could result in significant dilution to our existing stockholders without our receipt of any additional consideration and could inhibit our ability to raise additional capital as needed.

THE TERMS OF OUR AGREEMENT WITH HARPOS FUNDING II, LLC WILL IN ALL LIKELIHOOD RESULT IN THE ADJUSTMENT OF THE UTA CAPITAL WARRANTS.

Under the terms of the Consulting Agreement we entered into with Harpos Funding II, LLC in October 2010, as consideration for its services to us we agreed to issue it a to-be-designated series of convertible preferred stock which will have super voting rights of 10 votes for each share and upon conversion will convert into 5% of our common equity at a conversion price of $0.01 per share.  While we have yet to create or issue this series of preferred stock, at such time as we do it will in all likelihood result in a yet to be determined adjustment in the UTA Capital warrant pursuant to the anti-dilution provisions of that warrant.

THE UTA CAPITAL WARRANTS CONTAIN A CASHLESS EXERCISE PROVISION WHICH MEANS WE MAY NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

In August 2010 under the terms of the Note and Warrant Purchase Agreement with UTA Capital we issued common stock purchase warrants to purchase an aggregate of 20,952,381 shares of our common stock with an exercise price of $0.15 per share.  These five-year warrants are exercisable on a cashless basis which means that the holder, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

OUR COMMON STOCK IS QUOTED IN THE OVER THE COUNTER MARKET ON THE PINK SHEETS.

Our common stock is quoted on the Pink Sheets.  Pink Sheets offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not eligible for quotation on the OTC Bulletin Board.  The requirements for quotation on the Pink Sheets are considerably lower and less regulated than those of the OTC Bulletin Board or an exchange.  Because our common stock is quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which further adversely impacts its liquidity.

THE TRADABILITY OF OUR COMMON STOCK IS LIMITED UNDER THE PENNY STOCK REGULATIONS WHICH MAY CAUSE THE HOLDERS OF OUR COMMON STOCK DIFFICULTY SHOULD THEY WISH TO SELL THE SHARES.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.     DESCRIPTION OF PROPERTY.

Our principal executive offices are located at Digital Comm.  The Company through Digital Comm has a lease on its office premises occupying approximately 1,000 square feet at 2500 N. Military Trail, Suite 275, Boca Raton, Florida 33431 with Crystal Investors Florida, LLC pursuant to the terms of a five year lease commencing in August 2010.  Under the terms of the lease we pay an annual base rent of $21,155 for the first year escalating to $23,810 in the fifth year, together with additional annual rent of approximately $13,000.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.     (REMOVED AND RESERVED).

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted in the over-the-counter market on the Pink Sheets under the symbol GGHO.  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	Low	High

2008
First quarter ended March 31, 2008	$0.24	$0.24
Second quarter ended June 30, 2008	$1.17	$1.17
Third quarter ended September 30, 2008	$1.60	$1.60
Fourth quarter ended December 31, 2008	$0.60	$0.60

2009
First quarter ended March 31, 2009	$0.25	$0.26
Second quarter ended June 30, 2009	$0.08	$0.20
Third quarter ended September 30, 2009	$0.08	$0.25
Fourth quarter ended December 31, 2009	$0.04	$0.11
2010
First quarter ended March 31, 2010	$0.28	$0.65
Second quarter ended June 30, 2010	$0.15	$0.31
Third quarter ended September 30, 2010	$0.06	$0.155

The last sale price of our common stock as reported on the Pink Sheets was $0.13 per share on November 30, 2010.  As of November 18, 2010, there were approximately 82 record owners of our common stock.

Dividend Policy
We have never paid cash dividends on our common stock.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

On July 2, 2009 we sold 25,500,000 shares of our common stock to Mr. Gideon Taylor in exchange for $100 in the private sale described elsewhere herein.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On August 7, 2009 we issued 50,000,000 shares of our common stock to Mr. Billy Caudill in exchange for all of the issued and outstanding stock of Digital Comm in a reverse merger described earlier in this report which closed in January 2010.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On August 7, 2009 we also issued an aggregate of 60,000,000 shares of our common stock to three individuals in anticipation of the closing of a transaction which never occurred.  These shares were cancelled and returned to the status of authorized but unissued shares of our common stock in July 2010.

On September 3, 2009 we issued an aggregate of 8,500,000 shares of our common stock valued at $680,000 to two entities as a finder’s fee under the terms of the stock purchase agreement with Mr. Taylor.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipients had access to business and financial information concerning our company, were able to bear the economic risk of an investment in our securities and acquired with securities solely for their accounts for personal investment and not with a view to, or for resale in connection with, any distribution. We are presently in the process of cancelling 3,500,000 of these shares which were issued to one entity. The remaining 5,000,000 shares were valued at $400,000.

On August 30, 2010 we issued 5,200,000 shares of our common stock that had been due to Lawrence Sands an executive officer, as compensation, both pursuant to the terms of his employment agreement dated as of January, 2010 and accrued salary.  This issuance included 4,000,000 shares of our common stock valued at $2,400,000 which were issued as an incentive for entering into an employment agreement with us and 1,200,000 shares issued in satisfaction of accrued but unpaid 2010 salary.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

ITEM 6.     SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2009 and 2008 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

During 2009 and 2008 we were a development stage company with no revenue generating operations.

On January 14, 2010 the Company acquired all the outstanding shares of Digital Comm in exchange for 50,000,000 shares of our common stock. Digital was originally formed on September 13, 2006 and, on January 14, 2010 was merged into Genesis as a wholly owned subsidiary. Digital is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.  As this transaction will be treated as a reverse merger for accounting purposes, our results of operations and financial condition will materially change in the first quarter of 2010.  Accordingly, a reader should consider this subsequent change in our company when reviewing our results for 2009.

Outlook

The telecommunications industry has undergone and continues to undergo significant changes due to governmental deregulation, advances in technology, increased competition as the telephone and cable companies converge, and growing consumer demand for enhanced and bundled services. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability. Telecommunications providers continue to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success. These factors drive customer demand for our services.

Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers in order to respond to demands for capacity, reliability, and product bundles of voice, video, and high speed data services. Fiber deployments have enabled an increasing number of cable companies to offer voice services in addition to their traditional video and data services. These voice services require the installation of customer premise equipment and at times the upgrade of in-home wiring. Additionally, fiber deployments are also facilitating the provisioning of video services by local telephone companies in addition to their traditional voice and high speed data services. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. These long-term initiatives and the likelihood that other telephone companies pursue similar strategies present opportunities for us.

Telecommunication companies have undertaken additional projects relating to the deployment of fiber optic cable to cell sites. As wireless carriers have successfully marketed smart phones and other wireless data devices, the amount of cellular traffic that must be "backhauled" from cell sites to wired telecommunications networks has increased dramatically. Traditional copper based networks are incapable of cost effectively addressing the data traffic expected as wireless carriers begin to roll out advanced fourth generation wireless data services. The increase in fiber backhaul services is expected to continue during fiscal 2011, resulting in demand for the type of services we provide.

The American Recovery and Reinvestment Act of 2009 ("ARRA") originally allocated $7.2 billion in funding to accelerate broadband deployment in rural areas of the country that have been without the high-speed infrastructure. To date, approximately $6.1 billion has been awarded under the provisions of the ARRA, including awards to many of our current and former customers. The projects funded by these awards are targeted for completion over the next several years. We believe that broadband stimulus funding will create demand by many of our customers for the services we provide.

Underground excavation is involved in a substantial portion of overall economic activity, including the construction and maintenance of telephone, cable television, power, water, sewer, and gas utility networks, the construction and maintenance of roads and highways as well as the construction of new and existing commercial and residential projects. Utility line locating is required prior to underground excavation. We provide underground facility locating services to a variety of utility companies, including telecommunication providers. The trend for outsourcing this requirement, along with the pace of overall economic activity influence the demand for underground facility locating services.

General economic conditions continue to be weak. Although recent indicators suggest a recovery in overall economic conditions, the strength and duration of this improvement and the impact that it will have on our customers remain uncertain. The economic slowdown (when combined with developments in the financial and credit markets), has created a challenging business environment for us and our customers. We are closely monitoring the effects that changes in economic and market conditions may have on our customers and our business and we continue to manage those areas of the business we can control in response to these changes. These areas include, but are not limited to, deploying appropriate workforce levels and supervisory employees, practicing sound safety procedures, managing fuel consumption levels and maintaining the investment in our fleet of vehicles and equipment to support current and future business opportunities

Results of Operations

PERIOD FROM NOVEMBER 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception through December 31, 2009 have amounted to $1,831,327 consisting of $1,263,057 of finder’s and other professional fees paid in shares of our common stock and $568,270 of accounting, legal, office general and the expense in retaining our domain name and development of our website.

YEAR ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

General and administrative expenses for the year ended December 31, 2009 totaling $106,974 were primarily the accrual of compensation expense ($66,667),accounting ($35,125), and transfer agent fees ($4,687) in connection with our annual regulatory filing.

General and administrative expenses for the year ended December 31, 2008 totaling $37,745 were primarily accounting ($21,196), legal ($13,310), and transfer agent fees ($1,354) in connection with our annual regulatory filing.

In 2009 we issued an aggregate of 8,700,000 shares of our common stock valued at $696,000 as finder’s fees under the Stock Purchase Agreement with Mr. Taylor and to a law firm as compensation for legal services related to the Digital Comm reverse merger.  Included in non-cash expense is this issuance is 3,500,000 shares of our common stock valued at $280,000 which is in the process of being returned to us for cancellation.  We did not have a comparable expense in 2008.  We expect to report a non-cash gain on this cancellation during the fourth quarter of 2010.

Gain or Loss on write-off of notes payable/receivable for the year ended December 31, 2009 was a gain of $15,886 and a loss on write-off of $235,572 for the year ended December 31, 2008. For 2009 the gain represented the portion of the converted notes which we wrote off and for 2008 the loss related to the write off of accounts received which we had deemed uncollectible after efforts to collect were futile.

Interest expense decreased $3,792 to $6,519 for the year ended December 31, 2009 from $10,311 in December 31, 2008 due primarily to the conversion of certain debt to common stock shares and the overall outstanding debt.

Liquidity and Capital Resources

As of December 31, 2009, we had zero cash and cash equivalents and negative working capital of $225,515 During the year ended December 31, 2009, operating activities of our business resulted in net cash flow from operations of $(1,749) compared to $(318) for the year ended December 31, 2008. Cash flow from operations during these two periods was primarily influenced by the Company’s ability to service shareholder debt and maintain soft costs such as legal and accounting expenses and transfer agent fees, while it proceeded to secure an operating acquisition. We generated net cash from financing activities of $1,726 resulting primarily from net cash received from shareholder borrowings.

We anticipate that our cash and cash equivalents on hand, our foregoing $2.0 million borrowing availability under the 2010 UTA Capital Note and Warrant Purchase Agreement, assuming we are able to access the remaining $1 million under this agreement, assuming we are able to access the remaining $1 million under this agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2010 will be reasonably consistent with our 2009 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in any large-scale projects may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement, and the Company’s’ ability to secure necessary bonding.

Note and Warrant Purchase Agreement with UTA Capital LLC

On August 6, 2010, we secured a working capital loan from UTA Capital LLC, with Digital Comm as the borrower.   The loan is evidenced by a Note and Warrant Purchase Agreement between the Company, Digital Comm and UTA Capital, LLC dated August 6, 2010. The agreement calls for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes are each one year amortized term notes bearing interest at 10% per annum.  Monthly payments of $75,000 on the first $1 million note began in September 2010.  The note can be prepaid the note upon two days notice without premium.  The notes will be senior to all other existing and future indebtedness.

Additionally, the Company issued to UTA Capital, LLC warrants initially to purchase 20,952,381 shares of our common stock with an exercise price of $0.15 per share. Digital Comm made an initial draw of $1,000,000 ($960,000 net of fees) from this loan to primarily invest in and support the operations of Digital Comm and cover operations of the Company. $250,000 of these funds was placed in a segregated reserve account pursuant to the terms of the financing.

We have guaranteed the note and pledged all of our assets and our stock in Digital Comm as additional security.  Digital Comm has also pledged all of its assets as additional security.  Both the Company and Digital Comm have also entered into a Lockbox Agreement with UTA Capital.  Under the terms of the agreement, we agreed that we would take such steps and make such filings with the SEC as were necessary to bring our reporting obligations current no later than October 31, 2010; we did not meet that deadline which was an event of default under the terms of the first $1 million note.

In addition, both the Company and Digital Comm agreed:

•           that so long as a note is outstanding and during the term of the warrants we will not issue any shares of our common stock or securities convertible into or exercisable for shares of our common stock, or grant any option or warrant to acquire shares of our common stock, to any individual who prior to such issuance or grant is the beneficial owner of 5% or more of our common stock without UTA Capital’s prior consent.  If we do not obtain such consent, we are required to issue UTA Capital an additional number of warrants so as to maintain their ownership interest (on an as converted basis) of 16% of our common stock on a fully diluted basis giving effect to such additional issuance or grant,

•           within 12 months from the closing we will satisfy the corporate governance requirements under Nasdaq Marketplace Rule 5605 (relating to Board and Board committee composition, process and decision-making), Rule 5610 (related to codes of conduct) and Rule 5630 (relating to approval of related party transactions),

•           without the affirmative vote of at least two independent directors, and thereafter the approval or ratification of a majority of our Board of Directors, we would not enter into any related party transactions, and

•           we would obtain key man insurance on the life of Mr. Caudill, our President, with the proceeds payable to UTA Capital.

While the note is outstanding, we are required to allocate 100% of the cash proceeds from the issuance of any equity, debt or other securities, net of transaction costs, to the repayment of the notes,

The term of the warrant is for five years from the later of the date we are current in our reporting obligations with the SEC or five years from the date the warrant is first exercisable.  The warrant is exercisable on a cashless basis.  Upon 10 trading days notice to the holder that we intend to redeem the warrant, and providing that there is an effective registration statement covering the shares underlying the warrant, the average trading volume and price meets certain thresholds, then the warrant shall be deemed to have been issued on a cashless basis.  The number of shares of common stock underlying the warrant and the exercise price of the warrant are subject to proportional adjustment in the event of stock splits, dividends and similar corporate transactions.  In addition, if we should issue any shares of common stock, other than certain excepted issuances, without consideration or for a consideration per share less than the exercise price, then the exercise price is reduced in accordance with the formula set forth in the warrant and the number of shares underlying the warrant are concurrently increased so that the aggregate equity percentage represented by the warrant remains at 16%.

The exercise price of the warrant and the number of shares underlying the warrant are also subject to further adjustment at any time we issue convertible securities at a per share value less than the exercise price.  In such event the exercise price and number of shares underlying the warrant shall be adjusted in accordance with the same formula as set forth above.

We agreed to file a registration statement with the SEC within nine months of closing to register the resale of the shares of common stock issuable upon the exercise of the warrant and we agreed to use our best efforts to cause it to be declared effective within 12 months from the closing date.  WE are subject to liquidated damages of 2% per month of the then current value of the shares underlying the warrant if we fail to timely file the registration statement, if it is not declared effective by the effectiveness deadline or if we file to keep it current, up to a maximum of 20% of the Investment Amount.  For the purposes of the warrant, “Investment Amount” means 250% of the aggregate amount payable upon the exercise of the warrant.  We are obligated to pay all fee and expenses of the registration statement and up to $10,000 of fees and expenses of counsel for the warrant holder.  We also granted UTA Capital piggy back registration rights covering the shares underlying the warrant.

We believe that we are in compliance of all material financial terms of the UTA Agreement. We are working to finish some of our post-closing covenants, including becoming current on our SEC filings and providing key man insurance for Billy Caudill, to satisfy remaining open obligations. We have been advised that the key man policy will be issued forthwith and have been working with counsel and our auditors to become current in our Sec filings. We have not received any notices of default to date, and have been working with and are in frequent communication with UTA Capital.

On November 24, 2010 we were advised by UTA Capital that it was prepared to move forward on the second $1 million note funding originally contemplated by the Note and Warrant Purchase Agreement, notwithstanding that more than 90 days have elapsed from the initial closing, provided that:

•
it receives evidence satisfactory to it in its sole discretion that the Company has received additional purchase orders in amounts more than sufficient to achieve the Minimum PO/AR Level as to both the existing note and the proposed second note,

•	the minimum cash collateral level is achieved and maintained both prior to and upon a second funding,
•	both the Company and Digital Comm have complied and are in regular and continued compliance with all other post-closing covenants,
•	all other conditions to a closing on a second note funding have been satisfied, and
•	no Material Adverse Effect (as that term is defined in the note) exists.

This expression of intent will expire on December 31, 2010 in the absence of a second note funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recent Accounting Pronouncements

ASC Topic 855, Subsequent Events (“ASC Topic 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC Topic 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 – Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 provides amendments which clarify that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). ASU 2010-12 addresses changes in accounting for income taxes resulting from the recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 8, 2009, we dismissed Moore & Associates, Chartered and engaged Li & Company, CPAs as our new registered independent public accountant. The decisions to appoint Li & Company and dismiss Moore & Associates, Chartered were approved by our Board of Directors on October 8, 2009.

On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

During the prior two fiscal years and the subsequent interim period up through the date of dismissal, there were no disagreements with Moore & Associates, Chartered on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore & Associates, Chartered, would have caused Moore & Associates, Chartered to make reference thereto in its report on our financial statements for such years. Further, there were no reportable events as described in Item 304(a)(1) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period up through the date of dismissal.

On October 8, 2009, we engaged Li & Company, CPAs as our registered independent public accountant. During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Li & Company regarding any of the matters set forth in Item 304(a)(2)of Regulation S-K.

On August 24, 2010, Li & Company, PC advised us that it was terminating its engagement as our independent registered public accounting firm.  Li & Company, PC served as our independent registered public accounting firm since October 8, 2009; however, during the course of its engagement by us, it never rendered a report on our financial statements.

During our two most recent fiscal years and the subsequent interim period preceding Li & Company, PC’s resignation we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which such disagreement if not resolved to the satisfaction of Li & Company, PC would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On August 25, 2010 we engaged Sherb & Co. LLP as our independent registered public accounting firm.  During our two most recent fiscal years and the subsequent interim period prior to retaining Sherb & Co. LLP (1) neither we nor anyone on our behalf consulted Sherb & Co. LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Sherb & Co. LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

The decision to engage Sherb & Co. LLP as our independent registered public accounting firm was approved by our Board of Directors.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures.  The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Securities Exchange Act of 1934, together with the material weaknesses in our internal control over financial reporting as described later in this section.  To remediate the material weaknesses in disclosure controls and procedures related to our inability to timely file reports and other information with the SEC, we have hired experienced accounting personnel to assist with filings and financial record keeping.   We intend to file all delinquent reports with the SEC prior to December 31, 2010.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2009, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section as well as weaknesses in our internal control over financial reporting related to proper recording keeping of invoices for services and posting of equity issuances in accordance with generally accepted accounting principles.  Subsequent to year end, we have hired an outside accountant and instituted policies which dictate the collection and retention of invoices for services as well as procedures to ensure that all equity issuances are properly and timely recorded.  We believe that these remedial actions will be sufficient to correct the material weaknesses in internal control over financial reporting which existed at December 31, 2009.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          Other Information.

During 2009 there was a change of control of our company as described earlier in this report under Item 1. - Our History.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Gideon Taylor	68	Director, Chief Executive Officer, Chief Financial Officer
Billy B. Caudill	66	President , Chief Operating Officer
Lawrence Sands	50	Senior Vice President, Corporate Secretary

Gideon Taylor.  Mr. Taylor has been a member of our Board of Directors and an executive officer since July 2009.  In 1987 Mr. Gideon founded what became Able Telcom Holding Corp., a Florida based telecommunications infrastructure provider, and in 1988 the company went public which grew to more than $400,000,000 in annual revenues in 11 years.  Mr. Gideon served as President and Chief Executive Officer Able Telcom Holding Corp. from 1988 until August 1992, and Chairman of the Board of Directors from 1988 until 1995.  Mr. Taylor came out of retirement in 2004 and became an independent consultant performing research and development, and miscellaneous assistance within the telecommunications industry.   Mr. Taylor also served a total of 24 years in the United States Army; during much of that tenure he provided telecommunications engineering services for the US Government.

Billy B. Caudill.  Mr. Caudill has served as our President and Chief Operating Officer since January 2010 and has been President of Digital Comm since 2005.   Beginning his career in the Central Office division of GTE, Mr. Caudill has successfully started and managed several public and private telecommunication companies. Having over 30 years of significant Telecom Operational and Management experience has made Mr. Caudill knowledgeable in Central Office Engineering and Installation, the construction of Broadband Networks, Network Integration, Structured Cabling and Switching Equipment Installations, LAN/WAN applications and technician staffing and training.

Lawrence Sands.  Mr. Sands has served as our Senior Vice President since January 2010 and in August 2010 became corporate secretary.  Prior to joining our company, from January 2010 to September 2010 he was a finance manager at Vista BMW in Coconut Creek, Florida and from March 2010 until September 2010 he was Vice President, Secretary and a director of Omni Ventures, Inc. (OTCBB: OMVE), a development stage company that planned to provide equity funding for commercial and recreational projects in the Mid-west and Western areas of the United States. In 2009 he provided consulting services to Digital Comm.  From January 2008 until December 2008 he was Chief Executive Officer of Paivis Corp., a public company engaged in long distance telecommunications.  Prior thereto, from September 2003 until April 2008, Mr. Sands was a finance manager at JM Lexus in Margate, Florida.  Mr. Sands received a B.S. in Technology and Industrial Arts from New York University and a J.D. from Whittier College, School of Law.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Mr. Taylor, our sole director, has in excess of 10 years experience in our industry segment.  We do not have any independent directors and the business and operations of our company is managed by Mr. Taylor, including oversight of various risks, such as operational and liquidity risks, that our company faces.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we have only one director, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Mr. Taylor has determined that he is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Financial Code of Ethics

We have adopted a Financial Code of Ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy, without charge, to any person desiring a copy of the Financial Code of Ethics, by written request to, 2500 N. Military Trail, Suite 275, Boca Raton, FL  33431.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2009 except:

•           Mr. Taylor failed to file a Form 3 upon being appointed an as executive officer and director of our company and failed to file a Form 4 upon his purchase of shares of our common stock in July 2009.  These forms remaining outstanding as of the date of this report.

ITEM 11.           EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2009 and 2008 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Gideon Taylor 1	2009	66,667	0	0	0	0	0	0	66,667

Jeffrey Glick 2	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

1           Mr. Taylor has served as our Chief Executive Officer since July 2009.  We have accrued the amount of compensation due Mr. Taylor which is included in our operating expenses for the year ended December 31, 2009.
2           Mr. Glick served as our Chief Executive Officer from until October 2001 July 2009.

How Mr. Taylor’s Compensation is Determined

In September 2009 we entered into a five year employment agreement with Gideon Taylor to serve as our Chief Executive Officer and a member of our Board of Directors.  Unless earlier terminated, at the end of the initial term the agreement automatically renews for additional one year terms.  Under the terms of the agreement, he is entitled to annual compensation of $200,000 payable in cash; if we do not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  He is also entitled to receive a bonus at the discretion of the Board of Directors of which he is the sole member.  He is entitled to participate in any equity incentive plan we may adopt, participate in employee benefits and reimbursement of expenses

The agreement may be terminated by us for “cause” at any time after the first year of the agreement upon two months notice to Mr. Taylor.  Under the agreement “cause” includes:

•           if he is convicted or pleads guilty to a felony or act of fraud, misappropriation or embezzlement, or
•           if he had been negligent or dishonest to the detriment of the Company, or
•           if he had engaged in actions amounting to misconduct or failed to perform his duties, or
•           if he had died or is disabled.

In the event he is terminated for cause, he is not entitled to any severance or other benefits.  The employment agreement may also be terminated by Mr. Taylor upon two months notice if there is a material and substantial reduction in his duties and the resignation is approved by the Board.  In the event he should terminate the agreement during the second year of the term, he is entitled one year’s salary as severance; in the event he should terminate the agreement after the second anniversary of the agreement, he is entitled to two years salary as severance and he may exercise any vested options which may have been granted. The employment agreement contains customary confidentiality and non-compete provisions

At the time we entered into the agreement with Mr. Taylor, he was the sole member of our Board of Directors and we did not consult with any compensation consultant or other third parties in determining the terms of Mr. Taylor’s agreement.

Employment Agreement with Mr. Caudill

In January 2010 we entered into a five year employment agreement with Billy D. Caudill to serve as our Chief Operating Officer and Secretary.  Unless earlier terminated, at the end of the initial term the agreement automatically renews for additional one year terms.  Under the terms of the agreement, he is entitled to annual compensation of $200,000 payable in cash; if we do not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  We have not yet issued these shares.  He is also entitled to receive a bonus an annual bonus equal to 5% of our EBITDA for the 12 month period ending December 31, payable in cash or stock at the discretion of our Board of Directors.  He is entitled to a $1,000 per month car allowance, participate in any equity incentive plan we may adopt, participate in employee benefits and reimbursement of expenses.  He is also entitled to receive an additional 25,000,000 shares of our common stock if we record $20 million of contracts and new company acquisitions during the first year of the term of the agreement.

The agreement may be terminated by us for “cause” at any time after the first year of the agreement upon two months notice to Mr. Caudill.  Under the agreement “cause” includes:

•           if he is convicted or pleads guilty to a felony or act of fraud, misappropriation or embezzlement, or
•           if he had been negligent or dishonest to the detriment of the Company, or
•           if he had engaged in actions amounting to misconduct or failed to perform his duties, or
•           if he had died or is disabled.

In the event he is terminated for cause, he is not entitled to any severance or other benefits.  The employment agreement may also be terminated by Mr. Caudill upon two months notice if there is a material and substantial reduction in his duties and the resignation is approved by the Board.  In the event he should terminate the agreement during the second year of the term, he is entitled one year’s salary as severance; in the event he should terminate the agreement after the second anniversary of the agreement, he is entitled to two years salary as severance and he may exercise any vested options which may have been granted. The employment agreement contains customary confidentiality and non-compete provisions

We did not consult with any compensation consultant or other third parties in determining the terms of Mr. Caudill’s agreement. Mr. Caudill did not receive any compensation for his services to us to date and has agreed to accrue his compensation or accept stock in lieu of cash compensation.

Employment Agreement with Mr. Sands

In January 2010 we entered into a three year employment agreement with Mr. Lawrence Sands to serve as our Vice President of Mergers and Acquisitions. Unless earlier terminated, at the end of the initial term the agreement automatically renews for additional one year terms.  Under the terms of the agreement, he is entitled to annual compensation of $120,000 payable in cash; if we do not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  He is also entitled to receive a bonus at the discretion of the Board of Directors, a $1,000 per month car allowance and to participate in any equity incentive plan we may adopt and to participate in employee benefits.   As an incentive, we issued him 4,000,000 shares of our common stock valued at $2,400,000 of the agreement, and an additional 1,200,000 shares of common stock in satisfaction of accrued but unpaid salary for the period January 2010 to August 2010.

The agreement may be terminated by us for “cause” at any time after the first year of the agreement upon two months notice to Mr. Sands.  Under the agreement “cause” includes:

•           if he is convicted or pleads guilty to a felony or act of fraud, misappropriation or embezzlement, or
•           if he had been negligent or dishonest to the detriment of the Company, or
•           if he had engaged in actions amounting to misconduct or failed to perform his duties, or
•           if he had died or is disabled.

In the event he is terminated for cause, he is not entitled to any severance or other benefits.  The employment agreement may also be terminated by Mr. Sands upon notice if there is a material and substantial reduction in his duties and the resignation is approved by the Board.  In the event he should terminate the agreement, he is entitled to severance benefits ranging from three month’s salary to one year’s salary based upon the date of termination and he is entitled to exercise any vested options. The employment agreement contains customary confidentiality and non-compete provisions

We did not consult with any compensation consultant or other third parties in determining the terms of Mr. Sands’ agreement.  Mr. Sands began receiving salary in August, 2010

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Gideon Taylor	0	0	0	0	0	0	0	0	0
Jeffrey Glick	0	0	0	0	0	0	0	0	0

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  Neither Mr. Taylor nor Mr. Glick, each of whom was an executive officer of our company during 2009, received any compensation specifically for his services as a director. Mr. Glick resigned as director in January 2010.  The following table provides information concerning the compensation of Mr. Darren Glick for his services as a member of our Board of Directors for 2009.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darren Glick	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At November 18, 2010 we had 109,473,976 shares of common stock issued and outstanding.  The following table sets forth information known to us as of November 18, 2010 relating to the beneficial ownership of shares of our voting securities by:

▪           each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
▪           each director;
▪           each named executive officer; and
▪           all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2500 N. Military Trail, Suite 275, Boca Raton, FL  33431.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Gideon Taylor	25,500,000	23.3%
Lawrence Sands	5,200,000	4.7%
Billy B. Caudill	50,000,000	45.7%
All named executive officers and directors as a group (three persons)	80,700,000	73.7%
UTA Capital LLC 1	20,952,381	16.1%

1           The number of shares owned by UTA Capital LLC includes shares of our common stock issuable upon the exercise of outstanding warrants expiring in August 2015 with an exercise price of $0.15 per share.  UTA Capital LLC’s address is 100 Executive Drive, Suite 330, West Orange, NJ  07052.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	0	n/a	n/a

Plans not approved by shareholders:	0	n/a	n/a

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On February 20, 2007, the Company entered into an agreement with Michael Farkas and two of his companies in which he is a beneficial owner (Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC) to grant him the right to convert any or all debt into fully paid and non-assessable shares of Common Stock.  As of December 31, 2009 the total debt and unpaid interest for the foregoing individual and companies totaling $241,808 was converted into an aggregate of 15,391,438 shares of our common stock pursuant to the agreement, and $15,886 was written off resulting in a net gain to us in 2009.

At December 31, 2009 we owed our former officer and director and certain of his affiliates $5,336 for working capital advances made to us from time to time.  In January 2010 these amounts were converted into an aggregate of 3,128,476 shares of our common stock.

Director Independence

Mr. Taylor is not considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP and Li & Company for 2009 and Moore & Associates, Chartered for 2008.

	2009	2008

Audit Fees	$19,500	$40,696
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$19,500	$40,696

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The total for 2008 includes $19,500 billed by Sherb & Co., LLP for a reaudit of our 2008 financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2009 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated January 14, 2010 between Genesis Group Holdings, Inc. and Digital Comm, Inc. *
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment to Certificate of Incorporation (5)
3.3.	Bylaws (1)
4.1	Form of Digital Comm, Inc. Senior Secured Bridge Note*
4.2	Form of Common Stock Purchase Warrant issued to UTA Capital LLC *
10.1	Share Purchase Agreement dated October 5, 2001 by and between Genesis Realty Group, Inc. and Glick Global Development, LLC (2)
10.2	Stock Purchase Agreement dated July 2, 2009 by and between Gideon Taylor and Genesis Group Holdings, Inc. *
10.3	Consulting Agreement between Genesis Group Holdings, Inc. and Harpos Funding II, LLC *
10.4	Note and Warrant Purchase Agreement dated August 6, 2010 with UTA Capital LLC *
10.5	Employment Agreement with Billy Caudill*
10.6	Employment Agreement with Lawrence Sands*
10.7	Lease for Principal Executive Offices*
10.8	Employment Agreement with Gideon Taylor *
10.9	Form of Amendment to Executive Employment Agreement with Billy Caudill *
10.10	Form of Amendment to Executive Employment Agreement with Gideon Taylor *
14.1	Code of Ethics (3)
16.1	Letter from Li & Company (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

*           filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form 10, SEC File No. 000-32037.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on October 24, 2001.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on September 3, 2010.
(5)	Incorporated by reference to the definitive information statement on Schedule 14C filed on August 18, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Group Holdings, Inc.
December 6, 2010	By: /s/ Gideon Taylor
Gideon Taylor, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Gideon Taylor Gideon Taylor	Chief Executive Officer, Chief Financial Officer, President, sole director, principal executive officer and principal financial and accounting officer	December 6, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Group Holdings, Inc
1 University Place, Suite #12-C
New York, NY 1003

To the Board of Directors and Stockholders of Genesis Group Holdings, Inc.

 We have audited the accompanying balance sheets of Genesis Group Holdings, Inc. as of December 31, 2008 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Genesis Group Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Group Holdings, Inc. as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP Certified Public Accountants
Boca Raton, Florida
December 3, 2010

GENESIS GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	December 31,
	2009	2008
Assets

Current Assets
Cash and cash equivalents	$-	$23

Total Current Assets	-	23

Total Assets	$-	$23

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Bank overdraft	$26	$-
Accounts payable	114,486	118,521
Accrued expenses	105,667	37,598
Due to related parties	5,336	111,100
Notes payable, shareholder	-	102,620

Total Current Liabilities	225,515	369,839

Stockholders' Equity (Deficit):
Common stock, $.0001 par value, 500,000,000 shares
authorized; 161,090,500 and 146,160,000 shares issued and outstanding	16,109	150
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outstanding	-	-
Additional paid-in-capital	10,510,843	788,894
Less: Subscription Stock Receivable	(8,800,000)	-
Accumulated deficit	(1,952,467)	(1,158,860)

Total Stockholders' Equity (Deficit)	(225,515)	(369,816)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$23

GENESIS GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

			FOR THE PERIOD
			November 22, 1999
	FOR THE YEARS ENDED		(DATE OF INCEPTION)TO
	DECEMBER 31,		December31,
	2009	2008	2009
			-UNAUDITED-
REVENUES:
Contract revenues	$-	$-	$-

EXPENSES
Professional services on acquisition	696,000	567,057	1,263,057
General and administrative	106,974	37,745	568,270

TOTAL EXPENSES	802,974	604,802	1,831,327

INCOME (LOSS) FROM OPERATIONS	(802,974)	(604,802)	(1,831,327)

Gain (loss) on write-off of notes payable/receivable	15,886	(235,572)	(219,686)
Gain on sale of investment	-	-	99,500
Other income	-	-	67,036
Interest expense	(6,519)	(10,311)	(44,777)

NET LOSS	$(793,607)	$(850,685)	$(1,929,254)

LOSS PER COMMON SHARE
Basic and fully diluted	$(0)	$(1)

Weighted average number of common shares
outstanding	65,672,843	1,184,031

GENESIS GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders' Equity (Deficit)
December 31,
-Unaudited from November 22, 1999 (date of inception) to December 31, 2009-

					Additional		Stock
	Common Stock		Preferred Stock		Paid-in	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance, November 22,
1999 (date of inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to related parties
for management services	2,500,000	2,500	-	-	28,700	-	-	31,200

Loss during development stage for the
period November 22, 1999 (inception)
through December 31, 1999	-	-	-	-	-	(4,883)	-	(4,883)

Balance, December 31, 1999	2,500,000	2,500	-	-	28,700	(4,883)	-	26,317

Loss during development stage for the
year ended December 31, 2000	-	-	-	-	-	(10,797)	-	(10,797)

Balance, December 31, 2000	2,500,000	2,500	-	-	28,700	(15,680)	-	15,520

Increase in common stock
issued resulting from
agreement and plan of
distribution ("spin-off")	1,732	1	-	-	(1)	-	-	-

Common stock issued to
Glick Global Development LLC	17,078,661	17,079	-	-	153,708	-	(170,787)	-

Accrued interest							(2,476)	(2,476)

Loss during development stage for
the year ended December 31, 2001	-	-	-	-	-	(39,733)	-	(39,733)

Balance, December 31, 2001	19,580,393	19,580	-	-	182,407	(55,413)	(173,263)	(26,689)

Accrued interest							(12,640)	(12,640)

Loss during development
stage for the year
ended December 31, 2002	-	-	-	-	-	(69,356)	-	(69,356)

Balance, December 31, 2002	19,580,393	19,580	-	-	182,407	(124,769)	(185,903)	(108,685)

Accrued interest							(10,390)	(10,390)

Loss during development
stage for the year
ended December 31, 2003	-	-	-	-	-	(45,545)	-	(45,545)

Balance, December 31, 2003	19,580,393	19,580	-	-	182,407	(170,314)	(196,293)	(164,620)

GENESIS GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders' Equity (Deficit)(Continued)
December 31,
-Unaudited from November 22, 1999 (date of inception) to December 31, 2009-

					Additional		Stock
	Common Stock		Preferred Stock		Paid-in	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total

Retroactive application of
August 2008 1:20 reverse share split	$(18,601,373)	$(19,482)	$-	$-	$19,482	$-	$-	$-

Balance. December 31, 2003	979,020	98	-	-	201,889	(170,314)	(196,293)	(164,620)

Accrued interest							(8,139)	(8,139)

Loss during development
stage for the year
ended December 31, 2004	-	-	-	-	-	(34,458)	-	(34,458)

Balance. December 31, 2004	979,020	98	-	-	201,889	(204,772)	(204,432)	(207,217)

Accrued interest							(10,361)	(1,061)

Loss during development
stage for the year
ended December 31, 2005	-	-	-	-	-	(25,430)	-	(25,430)

Balance. December 31, 2005	979,020	98	-	-	201,889	(230,202)	(214,793)	(243,008)

Accrued interest							(10,390)	(10,390)

Loss during development
stage for the year
ended December 31, 2006	-	-	-	-	-	(32,830)	-	(32,830)

Balance. December 31, 2006	979,020	98	-	-	201,889	(263,032)	(225,183)	(286,228)

Common shares issued for conversion of
accounts payable on November 11, 2007	100,000	10	-	-	19,990	-	-	20,000

Accrued interest							(10,389)	(10,390)

Loss during development
stage for the year
ended December 31, 2007	-	-	-	-	-	(45,143)	-	(45.143)

Balance December 31, 2007	1,079,020	108	-	-	221,879	(308,175)	(235,572)	(321,760)

Loss during development stage for the year ended December 31, 2008						(850,685)		(850,685)

Loss on write-off of note receivable						-	235,572	235,572

Shares issued for services	420,042	42	-	-	567,015	-		567,057

Balance December 31, 2008	1,499,062	150	-	-	788,894	(1.158,860)	-	(369,816)

Issuance of shares to controlling shareholder at below par	25,500,000	2,550	-	-	(2,450)	-	-	100

Issuance of shares pending acquisition (see Note 8 )	50,000,000	5,000	-	-	3,995,000	-	(4,000,000)	-

Issuances of shares for services relating to change of control (see Note 6 )	8,700,000	870	-	-	695,130	-	-	696,000

Issuances of shares for services relating to pending acquisition that did not transpire	60,000,000	6,000	-	-	4,794,000	-	(4,800,000)	-

Conversion of notes payable and accrued interest	15,391,438	1,539	-	-	240,269	-	-	241,808

Loss during development stage for the year ended December 31, 2009						(793,607)	-	(793,607)

Balance December 31, 2009	161,090,500	$16,109	-	$-	$10,510,843	$(1,952,467)	$(8,800,000)	$(225,515)

GENESIS GROUP HOLDINGS, INC.
( A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flow

				FOR THE PERIOD
				NOVEMBER 22, 1999
	FOR THE YEARS ENDED			(DATE OF INCEPTION)
	DECEMBER 31,			TO
	2009	2008		DECEMBER 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:				UNAUDITED

Net loss	$(793,607)		$(850,685)	$(1,950,417)
Adjustments to reconcile net loss to net cash
used in operations:
Amortization	-		-	1,354
Bad debt expense	-		-	22,429
Interest on stock subscription receivable	-		-	(64,785)
Interest accrued on notes receivable	-		-	(2,251)
Gain on write-off of notes payable	(15,886)		-	(15,886)
Loss on write-off of notes receivable			235,572	235,572
Shares issued for services	696,000		567,057	1,263,057
Changes in assets and liabilities:
Increase in organization costs	-		-	(1,354)
Increase in accounts payable and accrued expenses	111,744		42,167	350,812
Increase in due to related party	-		5,570	35,542
	791,858		850,366	1,824,490

NET CASH USED IN OPERATING ACTIVITIES	(1,749)		(318)	(125,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Conversion of note into common stock	-		-	(20,000)
NET CASH USED IN INVESTING ACTIVIES	-		-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	26		-	26
Borrowings from related party	1,700		4,300	98,750
Repayments to related party			(4,050)	(4,050)
Proceeds from common stock issuances	-		-	51,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,726		250	145,926

NET INCREASE (DECREASE) IN CASH	(23)		(68)	-

CASH - beginning of year	23		91	-

CASH - end of year	$-		$23	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$-		$-	$438

Taxes paid	$-		$-	$-

Non-cash investing and financing activities:

Conversion of notes payable and accrued interest for common stock shares	$241,808		$-	$241,808
Shares issued to founder for consulting services	$-		$-	$700
Additional shares resulting from spin-off from parent	$-		$-	$9
Stock issued for promissory note from Glick Global Development LLC	$-		$-	$170,787
Shares issued to new controlling shareholder	$100		$-	$100
Shares Issued for pending acquisition	$8,800,000		$-	$8,800,000
Shares issued for services relating to pending acquisition that did not transpire	$696,000	$		$696,000

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Genesis Group Holdings, Inc. (formerly known as Genesis Realty Group, Inc.) (“Genesis” or “the Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware.  The Company is a development stage company and has had limited activity. The Company’s initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of available opportunities and raising capital for future operations and administrative functions.

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

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

CARRYING VALUES

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment.  Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

INCOME TAXES

 The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, the FASB issued ASC Topic 740, Income Taxes (“ASC Topic 740”)   (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ), which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued an amendment of ASC Topic 740 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation.

NET LOSS PER SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. A diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same. ASC Topic 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC Topic 260”), addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings (loss) per share.  Unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings (loss) per share.  The Company adopted this standard in the first quarter of fiscal 2010 and the adoption did not change the Company’s earnings (loss) per share calculation for any prior period presented.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value, establishes a measurement framework and expands disclosure requirements.  The Company adopted ASC Topic 820 for financial assets and liabilities on the first day of fiscal 2009 and adopted non-recurring measurements for non-financial assets and liabilities on the first day of fiscal 2010. The adoption of ASC Topic 820 did not have an impact on the Company’s financial statements.  ASC Topic 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASC Topic 855, Subsequent Events (“ASC Topic 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC Topic 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 – Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 provides amendments which clarify that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued Accounting Standards Update No. 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). ASU 2010-12 addresses changes in accounting for income taxes resulting from the recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

3.  NOTES PAYABLE – RELATED PARTY

Through December 31, 2009 and 2008 the Company executed notes aggregating a total of $241,808 with Atlas Equity.  These unsecured notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.  During 2009 the Company converted the total notes and accrued interest through the issuance of 15,391,438 common shares of the Company at a conversion price of $.01   per share pursuant to the agreement with Atlas Equity.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of December 31, 2009 and December 31, 2008 the Company had net operating loss carryforwards (“NOL’s”) of $84,190 and $80,785, which will be available to reduce future taxable income and expense through 2029.

In accordance with ASC Topic 740 the Company has computed the components or deferred income taxes as follows.

	December 31, 2009	December 31, 2008

Deferred tax assets	$33,255	$31,910
Valuation allowance	(33,255)	(31,910)

Deferred tax asset, net	$-0-	$-0-

At December 31, 2009 and December 31, 2008, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate are as follows:

	Year Ended December 31,
	2009	2008

U.S. statutory tax rate	34.0%	34.0%
State and local taxes	5.5	5.5
Permanent differences	(35.6)	(34.3)
Valuation allowance	(3.6)	(5.2)

Effective rate	0.0%	0.0%

5.  COMMITMENTS AND CONTINGENCIES

In September 2009 the Company entered into a five year employment agreement with Mr. Gideon Taylor to serve as the Company’s Chief Executive Officer and a member of its Board of Directors.  The terms of the agreement provides for automatic one year renewals after the initial term, annual compensation of $200,000 payable in cash; if the Company does not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  He is also entitled to receive a bonus at the discretion of the Board of Directors of which he is the sole member and entitled to participate in any equity incentive plan  that may be adopted, as well as  participate in employee benefits and reimbursement of expenses.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

6.  STOCKHOLDERS’ EQUITY

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

On October 5, 2002, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Glick Global. Glick Global purchased 17,078,661 shares of common stock of the Company for an aggregate consideration of $170,787 to be paid in the form of a non-recourse promissory note.  The promissory note is in the principal amount of $179,787 and bears interest at an annual rate equivalent to 6.0% per annum was due and payable on October 4, 2005.  The note is reflected in the financial statements as a stock subscription receivable. Such note is secured by the 17,078,661 shares of the Company’s common stock.  For the period ended December 31, 2008 the Company determined that the stock subscription receivable and unpaid interest totaling $235,572 was deemed uncollectible and written off as a bad debt. The write-off was reflected as a Loss on write-off of notes receivable in the accompanying Statement of Operations for the year 2008.

On November 11, 2007, the Company entered into an agreement with Michael Farkas to convert $20,000 of outstanding principal into 2,000,000 common shares at a conversion price of $.01 per share.

In August 2009 the Company converted total notes payable and accrued interest of $241,808 into 15,391,438 shares of common of the Company at a carrying value of $.01 per share pursuant to the agreement.

On July 2, 2009, the Company issued 25,500,000 shares of common stock to Mr. Gideon Taylor in exchange for $100 in the private sale.

On August 7, 2009, the Company issued 50,000,000 shares of common stock to Mr. Billy Caudill in exchange for all of the issued and outstanding stock of Digital Comm Inc. in a reverse merger that closed on January 14, 2010 as described in further in Note 8. The stock was valued at its fair market value of $.08 per share and recorded as a stock subscription pending closure of the merger.

On August 7, 2009, an aggregate of 60,000,000 shares of our common stock were issued by the Company to three individuals in anticipation of the closing of a transaction which never occurred.  The stock was valued at its fair

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

6.  STOCKHOLDERS’ EQUITY –(continued)

market value of $.08 per share and recorded as a stock subscription.  These shares were cancelled and returned to the status of authorized but unissued shares of our common stock in July 2010.

On September 3, 2009, the Company issued an aggregate of 8,700,000 shares of common stock valued to two entities as a fee under the terms of the stock purchase agreement with Mr. Taylor.  The Company is presently in the process of cancelling 3,500,000 of these shares which were issued to one entity.  The remaining shares were valued at $400,000. The stock was valued at its fair market value of $.08 per share.

7.  RELATED PARTY TRANSACTIONS

On February 20, 2007, the Company entered into an agreement with Michael Farkas and two of his companies in which he is a beneficial owner (Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC) to grant him the right to convert any or all debt into fully paid and non-assessable shares of Common Stock.  As of December 31, 2009 the total debt and unpaid interest for the foregoing individual and companies totaling $241,808 was converted into 15,391,438 shares of common stock pursuant to the agreement, and $15,886 was written off resulting in a net gain as reflected in the accompanying statement of operations.

8.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 3, 2010, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein, except for the following disclosures:

Acquisition

On January 14, 2010 the Company acquired all the outstanding shares of Digital Comm, Inc. (“Digital”), a Florida Corporation, in exchange for 50,000,000 shares of Genesis. Digital was originally formed on September 13, 2006 and, on January 14, 2010 was reorganized as a wholly owned subsidiary of Genesis. Digital is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

Funding

On August 6, 2010, UTA Capital LLC provided a working capital loan to Genesis Group Holdings, Inc., the parent company of Digital, with Digital also as an additional borrower.   The loan is evidenced by a Note and Warrant Purchase Agreement between Digital and Genesis and UTA Capital, LLC dated August 6, 2010. The Agreement calls for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes are each one year amortized term notes bearing interest at 10% per annum.  Additionally, the parent company issued to UTA Capital, LLC warrants to purchase 20,952,381 shares of common stock in Genesis exercisable at $0.15 per share which provide for a cashless exercise. The Company received an initial draw from the first $1 million note $960,000 net of fees which was recorded as an investment contribution by Genesis in Digital.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

8.   SUBSEQUENT EVENTS- continued

Rental

In July 2010 the Company entered into a rental operating lease covering its primary office facility, including corporate, in Boca Raton, Florida that has an original non-cancelable term of 5 years with a provision for early termination after 3 years. The lease contains renewal provisions and generally requires the Company to pay insurance, maintenance, and other operating expenses. The future minimum obligation during each year through fiscal 2014 and thereafter under the leases with non-cancelable terms in excess of one year is as follows:

Future Minimum Lease Payments

2010	$10,200
2011	20,400
2012	20,400
2013	20,400
2014	20,400
Total	$91,800

Employment Agreement

In January 2010 the Company entered into a five year employment agreement with Mr. Billy D. Caudill to serve as the Company’s Chief Operating Officer and Secretary.  The terms of the agreement provides for automatic one year renewals after the initial term, annual compensation of $200,000 payable in cash; if the Company does not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.    He is also entitled to receive a bonus an annual bonus equal to 5% of our EBITDA for the 12 month period ending December 31, payable in cash or stock at the discretion of our Board of Directors.  He is entitled to a $1,000 per month car allowance, participate in any equity incentive plan we may adopt, participate in employee benefits and reimbursement of expenses.  He is also entitled to receive an additional 25,000,000 shares of our common stock if we record $20 million of contracts and new company acquisitions during the first year of the term of the agreement.

In January 2010 the Company entered into a three year employment agreement with Mr. Lawrence Sands to serve as its Vice President of Mergers and Acquisitions. The terms of the agreement provides for automatic one year renewals after the initial term, annual compensation of $120,000 payable in cash; if the Company does not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  Mr. Sands is also entitled to receive a bonus at the discretion of the Board of Directors, a $1,000 per month car allowance and to participate in any equity incentive plan the Company may adopt and to participate in employee benefits.

On August 30, 2010 Mr. Sands was issued 5,200,000 shares of its common stock that had been due to Mr. Sands, as compensation, both pursuant to the terms of his employment agreement and accrued salary. This issuance included 4,000,000 shares of the Company’s common stock valued at fair market value of the per share price totaling $2,400,000 as an incentive bonus at the time he entered into the agreement and an additional 1,200,000 shares of common stock issued in satisfaction of accrued but unpaid compensation due Mr. Sands under the terms of the agreement from the date of the agreement through August 2010.