Form 10-Q
period 2010-03-31
GENESIS GROUP HOLDINGS INC
filed 2011-01-12
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-32037

GENESIS GROUP HOLDINGS, INC
(Name of registrant as specified in its charter)

Delaware	65-0908171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 N. Military Trail, Suite 275, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(561) 988-1988
(Registrant's telephone number, including area code)

not applicable
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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  105,973,976 shares of common stock are issued and outstanding as of January 6, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

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

•	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;
•	changes in general economic conditions and resulting reductions or delays, or uncertainties regarding governmental funding for infrastructure services;
•	adverse economic conditions in our markets;
•	our ability to successfully identify, complete and integrate acquisitions;
•	citations and fines issued by any government authority;
•	risks associated with the terms of the Note and Warrant Purchase Agreement with UTA Capital LLC, and
•	the other factors discussed in more detail in Item 1A. —Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Genesis", "we"", "our", the "Company" and similar terms refer to Genesis Group Holdings, Inc., a Delaware corporation, and wholly owned subsidiary Digital Comm Inc., a Florida corporation (“Digital Comm”).  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ended December 31, 2009 and “2010” refers to the year ending December 31, 2010.

The information which appears on our web site at www.digitalcomminc.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
-Unaudited-

	MARCH 31, 2010	DECEMBER 31, 2010
Assets

Current Assets
Cash and cash equivalents	$5,631	$2,413
Accounts receivable	103,911	82,608

Total Current Assets	109,542	85,021

Property & equipment, net	12,447	30,431

Total Assets	$121,989	$115,452

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Bank overdraft	$43	$26
Accounts payable	222,431	270,819
Accrued expenses	117,525	115,673
Due to related parties	7,886	5,336
Notes payable, shareholder	73,853	-

Total Current Liabilities	421,738	391,854

Stockholders' Equity (Deficit):
Common stock, $.0001 par value, 500,000,000 shares
authorized; 161,090,500 shares issued and outstanding	16,109	16,109
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outstanding	-	-
Additional paid-in-capital	4,585,376	4,585,376
Less: Subscription Stock Receivable	(4,800,000)	(4,800,000)
Accumulated deficit	(101,234)	(77,887)

Total Stockholders' Equity (Deficit)	(299,749)	(276,402)

Total Liabilities and Stockholders' Equity (Deficit)	$121,989	$115,452

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-Unaudited-

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2010	2009

REVENUES:
Contract revenues	$185,786	$92,198

Cost of revenues	105,364	83,177

GROSS PROFIT	80,422	9,021

EXPENSES
Depreciation and amortization	24,774	-
General and administrative	67,561	16,669

TOTAL EXPENSES	92,335	16,669

INCOME (LOSS) FROM OPERATIONS	(11,913)	(7,648)

OTHER INCOME (EXPENSE)
Interest expense	(11,434)	(579)

TOTAL OTHER EXPENSE	(11,434)	(579)

NET LOSS	$(23,347)	$(8,227)

LOSS PER COMMON SHARE
Basic and fully diluted	$NIL	$(0.01)

Weighted average number of common shares
outstanding	160,775,469	1,079,020

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
-Unaudited-

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATINGACTIVITIES:

Net loss	$(23,347)	$(8,227)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	24,774	-
Changes in assets and liabilities:
Increase in accounts receivable	(21,303)	(3,785)
Increase in accounts payable and accrued expenses	(46,535)	13,077
Total adjustments	(43,064)	9,292

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(66,412)	1,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(6,790)	-
NET CASH USED IN INVESTING ACTIVITIES	(6,790)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	17	11
Borrowings from related party	76,403	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	76,420	11

NET INCREASE (DECREASE) IN CASH	3,218	1,076

CASH- beginning of year	2,413	1,480

CASH-end of period	$5,631	$2,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$-	$-

Noncash investing and financing activities:	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

Basis of Presentation

Genesis Group Holdings, Inc. (formerly known as Genesis Realty Group, Inc.) (“Genesis” or “the Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware.  The Company is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

The condensed consolidated financial statements include the results of Genesis and its subsidiary Digital Comm, Inc. (“Digital”), all of which is wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K, filed with the SEC.

On January 14, 2010, the Company entered into an agreement with Digital Comm, Inc. (“Digital”), a Florida corporation, originally formed on September 16, 2006. Under the terms of the agreement (the “Acquisition”) Genesis issued as consideration for all the business, assets and liabilities of Digital 50,000,000 shares of Genesis to the former stockholder of Digital.  Upon consummation of the Acquisition, Digital became a wholly owned subsidiary of Genesis, with the shareholder of Digital owning approximately 45.7% of Genesis. Under generally accepted accounting principles, the acquisition by Genesis of Digital is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Genesis of Digital.

As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of Genesis, as the legal acquirer, are those of the accounting acquirer, Digital.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 50,000,000 shares of common stock issued to the former Digital stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

Unless the context otherwise requires, the terms “Company,” “we,” “our,” and “us,” means Genesis Holdings, Inc. and its consolidated subsidiary.

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

Segment Information

The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  ACCOUNTING POLICIES  (continued)

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that are expected to have a material effect on the Company’s consolidated condensed financial statements

3. GOING CONCERN

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of March 31, 2010, the Company has both negative working capital and a stockholders' deficiency. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Automobiles	$7,700	$4,000
Computers and Office Equipment	8,593	7,771
Equipment	31,306	31,007
Small Tools	6,200	4,231

Total	53,799	47,009
Less accumulated depreciation	(41,352)	(16,578)

Property and equipment, net	$12,447	$30,431

4.  NOTES PAYABLE – RELATED PARTY

During the quarter ended March 31, 2010 the Company executed notes aggregating a total of $73,853 with its principal officer and shareholder.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

5.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of March 31, 2009 and December 31, 2009 the Company had net operating loss carryforwards (“NOL’s”) of $107,537 and $84,190, which will be available to reduce future taxable income and expense through 2030.

6.  COMMITMENTS AND CONTINGENCIES

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

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES (continued)

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

7.   RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $101,234 and $77,887 at March 31, 2010 and December 31, 2009 respectively.

Management plans to raise additional working capital and funds for the continued development of its contracts for services through public sale of the Company's common stock, debt securities or borrowing from financial institutions.  Management is also attempting to expand the number of job contracts which could increase cash flow during early stages of sales growth. No assurance can be given that the Company will successfully expand its number of third party jobs or that sufficient capital can be raised to support those contracts.

8.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 5, 2011, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein, except for the following disclosures:

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

Under the terms of the loan agreement the Company was required to become current with its reporting requirements with the SEC by December 31, 2010; hence it is an event of default under the terms of the first $1 million note. The company has not been notified by the lender of this default and continues to work to cure this event of default.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   SUBSEQUENT EVENTS (continued)

Employment Agreement
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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three months ended March 31, 2010 and 2009 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Genesis Group Holdings, Inc. (formerly known as Genesis Realty Group, Inc.) (“Genesis” or “the Company”) is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiary (acquired through a reverse merger on January 14, 2010) for 2010 and 2009 re-casted for the acquisition and its liquidity and capital resources at March 31, 2010.

Results of Operations

The 50% increase in Genesis’ revenues in 2010 from 2009 reflects the company’s efforts in securing new jobs.

Cost of revenues earned in 2010 was 57% of revenues as compared to 90% in 2009.  This reduction in costs was the result of the Company’s shifting of hiring its own field personnel versus subcontracting the work. Cost of revenues for 2010 primarily consisted of wages (25%), subcontractor costs (9%) and general insurance (4%).

Gross profit in 2010 was 43% of revenues as compared to 10% of revenues in 2009 due primarily to the Company’s shift in labor utilization.

General and administrative expenses in 2010 were 36% of revenues versus 18% in 2009 and increased primarily from salaries and wages (20%), travel (7%), and insurance (3%).

                 Interest expense increased 1,876% to $11,434 in 2010 from $579 in 2009 and relates to borrowings from the principal shareholders which were repaid during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2010 the Company had a working capital deficit of $ 312,195 as compared to a working capital deficit of $306,833 at December 31, 2009. This modest percentage increase in working capital deficit is primarily the result of the inclusion of short-term borrowings from its principal shareholder partially offset by a reduction in accounts payable and accrued expenses.

Net cash used by operating activities was $66,412 in 2010, which reflects the increase in accounts payable and accrued expenses offset by the increase in accounts receivable, as compared to net cash provided by operating activities of $1066 in 2008.

Net cash used in investing activities in 2010 was $6,790, which primarily consist of capital expenditures for equipment and machinery, as compared to $0 in 2009.

Net cash provided in financing activities in 2010 was $76,420 in capital contributions from two of the Company’s officers and shareholders compared to none in 2009.

Our cash resources were not sufficient to meet anticipated working capital requirements for at least the following three to four months. Accordingly, to resolve this shortfall in liquidity on August 6, 2010, UTA Capital LLC provided a working capital loan to Genesis Group Holdings, Inc., with Digital also as an additional borrower.   The loan is evidenced by a Note and Warrant Purchase Agreement between Digital and Genesis and UTA Capital, LLC dated August 6, 2010. The Agreement calls for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes are each one year amortized term notes bearing interest at 10% per annum. . The Company received an initial draw from the first $1 million note $960,000 net of fees which was recorded as an investment contribution by Genesis in Digital. It plans to draw upon the second $1million and has notified the lender of its intention.

Under the terms of the loan agreement the Company was required to become current with its reporting requirements with the SEC by December 31, 2010; hence it is an event of default under the terms of the first $1 million note. While we have not yet satisfied all those covenants, including the obligation to file all delinquent reports with the SEC, UTA Capital has agreed to allow us to borrow the second $1 million if we comply with all covenants as soon as possible. While we reasonably believe that we will satisfy the covenants and access the additional funds, if we should fail our inability to borrow the additional $1 million our ability to continue to grow our company would be adversely impacted.

The company has not been notified by the lender of this default and continues to cure this event of default.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that are expected to have a material effect on the Company’s consolidated condensed financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by report, our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures.  The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Securities Exchange Act of 1934.  To remediate the material weaknesses in disclosure controls and procedures related to our inability to timely file reports and other information with the SEC, we have hired experienced accounting personnel to assist with filings and financial record keeping.   We expect to file all delinquent reports with the SEC prior to March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 1A.    Risk Factors.

Not applicable for a smaller reporting company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None

Item 6.    Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS GROUP HOLDINGS, INC.
January 11,2011	By: /s/ Gideon Taylor
Gideon Taylor, Chief Executive Officer, principal financial and accounting officer