Form 10-Q
period 2010-06-30
GENESIS GROUP HOLDINGS INC
filed 2011-01-20
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  105,973,976 shares of common stock are issued and outstanding as of January 20, 2011.

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
-Unaudited-

	JUNE 30,	DECEMBER 31,
	2010	2009
Assets

Current Assets
Cash and cash equivalents	$42,477	$2,413
Accounts receivable	316,296	82,608
Loan receivable-employee	10,000	-
Prepaid expenses	3,328	-

Total Current Assets	372,101	85,021

Property & equipment, net	53,521	30,431

Deposits	6,645	-

Total Assets	$432,267	$115,452

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Bank overdraft	$-	$26
Accounts payable	265,968	270,819
Accrued expenses	107,141	115,673
Bank debt, current portion	69,500	-
Due to related parties	-	5,336
Notes payable, shareholder	220,891	-

Total Current Liabilities	663,500	391,854

Bank debt, long-term portion	22,254	-

Stockholders' Equity (Deficit):
Common stock, $.0001 par value, 500,000,000 shares
authorized; 161,090,500 shares issued and outstanding	16,109	16,109
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outanding	-	-
Additional paid-in-capital	4,618,584	4,585,376
Less: Subscription Stock Receivable	(4,800,000)	(4,800,000)
Accumulated deficit	(88,180)	(77,887)

Total Stockholders' Equity (Deficit)	(253,487)	(276,402)

Total Liabilities and Stockholders' Equity	$432,267	$115,452

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-Unaudited-

	FOR THE THREE MONTHS ENDED			FOR THE SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2010		2009	2010		2009

REVENUES:
Contract revenues		$402,680	$242,014		$588,467	$334,212

Cost of revenues		199,162	171,432		304,526	254,609

GROSS PROFIT		203,518	70,582		283,941	79,603

EXPENSES
Depreciation and amortization		24,774	-		49,549	-
General and administrative		146,698	39,736		214,259	56,405

TOTAL EXPENSES		171,472	39,736		263,808	56,405

INCOME FROM OPERATIONS		32,046	30,846		20,133	23,198

OTHER INCOME (EXPENSE)
Interest income		-	5,152		-	5,152
Interest expense		(18,992)	(12,611)		(30,426)	(13,190)
Other income		-	7,660		-	7,660

TOTAL OTHER INCOME (EXPENSE)		(18,992)	201		(30,426)	(378)

NET INCOME (LOSS)		$13,054	$31,047		$(10,293)	$22,819

EARNINGS (LOSS) PER COMMON SHARE
Basic and fully diluted	$	NIL	$0.03	$	NIL	$0.02

Weighted average number of common shares
outstanding		161,090,500	1,184,031		161,090,500	1,184,031

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited-

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(10,293)	$22,819
Adjustments to reconcile net income (loss) to net cash
provided (used) in operations:
Depreciation	49,549	-
Changes in assets and liabilities:
Increase in accounts receivable	(233,688)	(88,928)
Increase in loan receivable-employee	(10,000)	-
Increase in other assets	(9,973)	-
(Decrease) Increase in accounts payable and accrued expenses	(13,382)	111,015
Total adjustments	(217,494)	22,087

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(227,787)	44,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(39,432)	(15,377)
NET CASH USED IN INVESTING ACTIVITIES	(39,432)	(15,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(26)	-
Borrowings from banks	91,754	-
Borrowings from related party, net of payments	215,555	(4,315)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	307,283	(4,315)

NET INCREASE IN CASH	40,064	25,214

CASH - beginning of year	2,413	1,480

CASH - end of period	$42,477	$26,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$22,476	$-

Taxes paid	$-	$-

Noncash investing and financing activities:
Shareholder contribution of equipment	$33,208	$-

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

The condensed consolidated financial statements include the results of Genesis and its subsidiary Digital Comm, Inc. (“Digital”), all of which is wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K, filed with the SEC.

On January 14, 2010, the Company entered into an agreement with Digital Comm, Inc. (“Digital”), a Florida corporation, originally formed on September 16, 2006. Under the terms of the agreement (the “Acquisition”) Genesis issued as consideration for all the business, assets and liabilities of Digital 50,000,000 shares of Genesis to the former stockholder of Digital.  Upon consummation of the acquisition, Digital became a wholly owned subsidiary of Genesis, with the shareholder of Digital owning approximately 46% of Genesis. Under generally accepted accounting principles, the acquisition by Genesis of Digital is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Genesis of Digital.

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

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of June 30, 2010, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
Vehicles	$70,841	$4,000
Computers and Office Equipment	10,802	7,771
Equipment	31,306	31,007
Small Tools	6,699	4,231

Total	119,648	47,009
Less accumulated depreciation	(66,127)	(16,578)

Property and equipment, net	$53,521	$30,431

During the quarter ended June 30, 2010, one of the principal shareholders contributed equipment and machinery valued and recorded on the financial statements at its fair market value of $33,208.

5. Bank Debt

Bank debt consists of the following:

	June 30, 2010	December 31, 2009

Installment note payable, payable monthly principle
and interest of $621.24, interest at 9.05%
secured by vehicle	$29,708	$-0-

Line of credit, payable monthly principle
and interest , interest at 8.05%
guaranteed personally by principal shareholder	62,049	-0-
	91,754	-0-
Less: Current portion of debt	(69,500)	-0-
Long term portion of bank debt	$22,254	$-0-

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  NOTES PAYABLE – RELATED PARTY

Through the six months ended June 30, 2010 the Company executed notes aggregating a total of $220,891 with its principal officer and shareholder.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.

7.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of June 30, 2010 and June 30, 2009 the Company had net operating loss carryforwards (“NOL’s”) of $10,293 and $22,819, which will be available to reduce future taxable income and expense through 2030.

8.  COMMITMENTS AND CONTINGENCIES

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

9.   RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $88,180 and $77,887 at June 30, 2010 and December 31, 2009 respectively.

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

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 20, 2011, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein, except for the following disclosures:

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the six and three months ended June 30, 2010 and 2009 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiary (acquired through a reverse merger on January 14, 2010) for 2010 and 2009 re-casted for the acquisition and its liquidity and capital resources at June 30, 2010.

Results of Operations

The 66% and 76% increase in Genesis’ revenues for the three month and six month periods in 2010 from 2009 reflects the Company’s continued efforts in securing new jobs.

Cost of revenues earned in 2010 for the three month and six month periods was 49% and 52% of revenues as compared to 71% and 76% in 2009.  This reduction in costs was the result of the Company’s shifting of hiring its own field personnel versus subcontracting the work. Cost of revenues for 2010 primarily consisted of wages, subcontractor costs and general insurance.

Gross profit in 2010 for the three month and six month periods was 51% and 48% of revenues as compared to 29% and 24%  of revenues in 2009 due primarily to the Company’s shift in labor utilization.

General and administrative expenses in 2010 for the three month and six month periods were 36% and 36% of revenues versus 16% and 17% in 2009 and increased primarily from the hiring of additional personnel and resulting salaries and wages , travel , and insurance .

Interest expense increased 51% and 131% to $18,992 and $30,426 in 2010 from $12,611 and $13,190 in 2009 and relates primarily to borrowings from the principal shareholders which were repaid during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2010 the Company had a working capital deficit of $ 291,399 as compared to a working capital deficit of $306,833 at December 31, 2009. This 5 percent decrease in working capital deficit is primarily the result of increased business in 2010 plus the inclusion of short-term borrowings from its principal shareholder partially offset by a reduction in accounts payable and accrued expenses.

Net cash used by operating activities for the six months in 2010 was $227,787 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, as compared to net cash provided by operating activities  $44,906 for the six months in 2009.

Net cash used in investing activities for the six months in 2010 was $39,432, which primarily consist of capital expenditures for equipment and machinery, as compared to $15,377 in 2009.

Net cash provided in financing activities for the six months in 2010 was primarily from $307,283 in capital contributions from two of the Company’s officers and shareholders compared to minus $4,315 in 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the six months covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

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

GENESIS GROUP HOLDINGS, INC.
January 20,2011	By: /s/ Gideon Taylor
Gideon Taylor, Chief Executive Officer, principal financial and accounting officer