Form 10-Q
period 2010-09-30
GENESIS GROUP HOLDINGS INC
filed 2011-01-26
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  109,473,976 shares of common stock are issued and outstanding as of January 26, 2011.

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
-Unaudited-

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Assets

Current Assets
Cash and cash equivalents	$481,369	$2,413
Accounts receivable	111,577	82,608
Costs and esimated earnings in excess of billings	1,125	-
Inventory	17,809	-
Loan receivable-employees	26,154	-
Prepaid expenses	185	-

Total Current Assets	638,218	85,021

Property & equipment, net	196,697	30,431

Deposits	7,926	-

Total Assets	$842,841	$115,452

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Bank overdraft	$-	$26
Accounts payable	319,119	270,819
Accrued expenses	107,710	115,673
Billings in excess of costs and estimated earnings	3,992
Bank debt, current portion	380,728	-
Note payable, UTA	1,000,000
Due to related parties	-	5,336
Notes payable, shareholder	194,471	-

Total Current Liabilities	2,006,021	391,854

Long term debt, net of current portion	22,254	-

Stockholders' Equity (Deficit):
Common stock, $.0001 par value, 500,000,000 shares
authorized; 166,290,500 shares issued and outstanding	16,629	16,109
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outanding	-	-
Additional paid-in-capital	6,766,318	4,585,376
Less: Subscription Stock Receivable	(4,800,000)	(4,800,000)
Accumulated deficit	(3,168,381)	(77,887)

Total Stockholders' (Deficit)	(1,185,434)	(276,402)

Total Liabilities and Stockholders' Equity (Deficit)	$842,841	$115,452

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-Unaudited-

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

REVENUES:
Contract revenues	$123,317	$407,122	$711,784	$741,334

Cost of revenues	384,493	279,155	689,020	533,764

GROSS PROFIT	(261,176)	127,967	22,764	207,570

EXPENSES
Depreciation and amortization	16,516	-	66,065	-
Stock compensation	2,460,000	-	2,460,000	-
General and administrative	318,583	106,007	532,842	162,411

TOTAL EXPENSES	2,795,099	106,007	3,058,907	162,411

INCOME (LOSS) FROM OPERATIONS	(3,056,276)	21,960	(3,036,143)	45,159

OTHER INCOME (EXPENSE)
Interest income	-	2,619	-	7,771
Interest expense	(23,925)	(10,929)	(54,351)	(24,119)
Other income	-	(2,792)	-	4,868

TOTAL OTHER EXPENSE	(23,925)	(11,102)	(54,351)	(11,480)

NET LOSS	$(3,080,201)	$10,859	$(3,090,494)	$33,679

LOSS PER COMMON SHARE
Basic and fully diluted	$(0.02)	$0.01	$(0.02)	$0.03

Weighted average number of common shares
outstanding	164,242,135	1,184,031	161,931,024	1,184,031

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited-

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(3,090,494)	$33,679
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	66,065	-
Stock compensation	2,460,000	-
Changes in assets and liabilities:
Increase in accounts receivable	(28,969)	(75,943)
Increase in costs and estimated earnings in excess of billings	(1,125)	-
Increase in inventory	(17,809)	-
Increase in loan receivable-employee	(26,154)	-
Increase in other assets	(8,111)	(250)
Increase in accounts payable and accrued expenses	40,339	55,294
Increase in billings in excess of costs and estimated earnings	3,992
Total adjustments	2,488,228	(20,899)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(602,266)	12,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(199,123)	(15,377)
NET CASH USED IN INVESTING ACTIVITIES	(199,123)	(15,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(26)	30
Proceeds from issuances of stock	-	145,554
Borrowings from banks	402,982	-
Borrowings from third party-UTA	960,000	-
Borrowings, net of payments to/ from related party	(82,611)	(120,360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,280,345	25,224

NET INCREASE IN CASH	478,956	22,627

CASH - beginning of year	2,413	1,480

CASH - end of period	$481,369	$24,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$37,505	$-

Taxes paid	$-	$-

Noncash investing and financing activities:
Shareholder contribution of equipment	$33,208	$-

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

The condensed consolidated financial statements include the results of Genesis and its subsidiary Digital Comm, Inc. (“Digital”), all of which is wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K, filed with the SEC.

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

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of September 30, 2010, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Vehicles	$95,568	$4,000
Computers and Office Equipment	23,202	7,771
Equipment	146,253	31,007
Small Tools	14,317	4,231

Total	279,340	47,009
Less accumulated depreciation	(82,643)	(16,578)

Property and equipment, net	$196,697	$30,431

5. BANK DEBT

Bank debt consists of the following:

	September 30, 2010		December 31, 2009
Installment note payable, payable monthly principle	$		$-0-
and interest of $621.24, interest at 9.05%
secured by vehicle		28,614	-0-

Lines of credit, payable monthly principle
and interest , interest at 8.05%
guaranteed personally by principal shareholders		374,368	-0-

		402,982	-0-
Less: Current portions of debt		(380,728)	-0-

Long term portion of bank debt		$22,254	$-0-

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. NOTE PAYABLE - ACQUISITION

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

7.  NOTES PAYABLE – RELATED PARTY

Through the nine months ended September 30, 2010 the Company executed notes aggregating a total of $220,891 with its principal officer and shareholder. These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.  The balance of these notes after repayments as of September 30, 2010 is $194,471.

8.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of September 30, 2010 and September 30, 2009 the Company had net operating loss carryforwards (“NOL’s”) of approximately $3,100,000 and $34,000, which will be available to reduce future taxable income and expense through 2030.

9. COMMON STOCK

On August 30, 2010 Mr. Sands was issued 5,200,000 shares of its common stock that had been due to Mr. Sands, as compensation, both pursuant to the terms of his employment agreement and accrued salary. This issuance included 4,000,000 shares of the Company’s common stock valued at fair market value of the per share price totaling $2,400,000 as an incentive bonus at the time he entered into the agreement and an additional 1,200,000 shares of common stock issued in satisfaction of $60,000 of accrued but unpaid compensation due Mr. Sands under the terms of the agreement from the date of the agreement through August 2010.

10.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

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

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES (continued)

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
Future Minimum
Lease Payments
2010	$5,100
2011	20,400
2012	20,400
2013	20,400
2014	20,400
Total	$86,700

Consulting Agreement

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

11.RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $ 3,168,381and $77,887 at September 30, 2010 and December 31, 2009 respectively.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   RISKS AND UNCERTAINTIES (continued)

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

12.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 26, 2011, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three and six months ended September 30, 2010 and 2009 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiary (acquired through a reverse merger on January 14, 2010) for 2010 and 2009 re-casted for the acquisition and its liquidity and capital resources at September 30, 2010.

Results of Operations

The -70% and -4% decrease in Genesis’ revenues for the three month and nine month periods in 2010 from 2009 results primarily from the company expending its efforts during these periods to secure new local government contract jobs that were unsuccessful because of the company’s inability to secure performance bonding for such jobs versus a built-up of its existing on-going jobs.

                 Cost of revenues earned in 2010 for the three and nine month periods were 312% and 97% of revenues as compared to 72% and 69% in 2009.  This increase in costs was the result of the Company’s shifting of hiring additional project management and its own field personnel versus subcontracting the work. Cost of revenues for 2010 primarily consisted of wages, subcontractor costs and general insurance. The expenses were not timely recouped as the Company was unable to proceed with the work due to its inability to secure proper performance bonding. Additionally, the Company had prepared for, and incurred expenses, on certain other contracts that did not timely proceed with their commencement. We also suffered increased expenses due to work stoppage that was incurred as a result of equipment failure and incurred unanticipated repairs.

Gross profit in 2010 for the three and nine month periods was -212% and 3% of revenues as compared to 31% and 28%  of revenues in 2009 due primarily to the Company’s shift in labor utilization and overruns in cost of certain jobs requiring additional equipment rentals.

For the three month and nine month periods in 2010 the Company incurred $2,460,000 in stock compensation expense compared to none in 2009 from the issuance of 5,200,000 in shares of its common stock that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary.

General and administrative expenses in 2010 for the three and six month periods were 258% and 75% of revenues versus 26% and 22% in 2009 and increased primarily from the hiring of additional personnel and resulting salaries and wages , travel , and insurance .

Interest expense increased 119% and 125% to $23,925 and $54,351 in 2010 from $10,929 and $24,119 in 2009 and relates primarily to borrowings from new bank borrowings and the principal shareholders which were repaid during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2010 the Company had a working capital deficit of $1,367,803 as compared to a working capital deficit of $306,833 at December 31, 2009. This 345 percent decrease in working capital deficit is primarily the result of additional build-up of operations for pursuit of increased business in 2010 plus the inclusion of short-term borrowings from its principal shareholder that was partially offset by a reduction in accounts payable and accrued expenses.

Net cash used by operating activities for the nine months in 2010 was $602,266 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, as compared to net cash provided by operating activities $12,779 for the nine months ended 2009.

Net cash used by investing activities for the nine months ended 2010 was $199,123, which primarily consist of capital expenditures for equipment and machinery, as compared to $15,377 in 2009.

Net cash provided by financing activities for the nine months in 2010 was $1,280,345 which resulted primarily from the $1,000,000 working capital loan from UTA Capital, LLC compared to minus $25,224 in 2009.

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

The company has not been notified by the lender of this default and with the filing of this Form 10Q will have cured this event of default.

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

GENESIS GROUP HOLDINGS, INC.
January 26 ,2011	By: /s/ Gideon Taylor
Gideon Taylor, Chief Executive Officer, principal financial and accounting officer