Form 10-Q/A
period 2010-09-30
GENESIS GROUP HOLDINGS INC
filed 2011-02-02
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Amendment no.1 to
Form 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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