Form 10-K
period 2010-12-31
GENESIS GROUP HOLDINGS INC
filed 2011-04-19
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $885,000 on April 8, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   109,256,071 shares of common stock are issued and outstanding as of March 31, 2011.

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

    We have established relationships with many leading telephone companies, cable television multiple system operators, utilities and others, including AT&T Inc., Comcast Corporation, Verizon Communications Inc. and Florida Power & Light Company.   We are currently performing work with both AT&T and Verizon and expect to continue to provide these services for the foreseeable future.

We will provide comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design and installation of wireless communications towers and switching systems. Services include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

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

Business Sector

We believe that several of the large telecommunications companies remain committed to their fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives over the long-term. We believe the rate of growth in fiber network build-outs will continue to increase over the long-term as more Americans look to next-generation networks for faster internet and more robust video services. While not all of the spending in the FTTP and FTTN initiatives will be for services that we provide, we believe that we are well-positioned to furnish infrastructure solutions for these initiatives throughout the United States. We also anticipate increased long-term opportunities arising from plans by several wireless companies to transition to 4G technology, as well as the installation of fiber optic "backhaul" to provide links from wireless cell sites to broader voice, data and video networks.  We believe that advances in Internet and wireless technologies will continue unabated.   These trends, combined with other fast moving telecom innovations and technological enhancements, will continue to provide growth opportunities for our Company.

Our Position in the Marketplace.

While we are a small company, we are poised for rapid growth within the marketplace.    We intend to maintain a decentralized operating structure.  We believe that this structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers.  Our access to capital could limited our growth and the projects we take on.   We will continue to be selective in the work we pursue.  We will pursue work that is not only profitable and within the areas of our expertise, but work that will not unnecessarily strain our cash flow requirements.

Growth Through Selective Acquisitions

We intend to pursue growth and market share through selective acquisitions.  In particular, we will pursue those acquisitions that we believe will provide us with incremental revenue and diversification while complementing our existing operations.  We intend to target companies for acquisition that are profitable, with proven operating histories and sound management. We expect to complete at least two acquisitions during the calendar year 2011. The Company may be required to raise capital in order to complete these acquisitions.

Master Contracts and Other Service Agreements

A portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years.  We are approved vendors for many telecommunication companies and utilities, including AT&T, Verizon and Florida Power & Light.  Master Service agreements generally contain customer specified service requirements, such as discrete pricing for individual tasks. We also work with local government agencies.  Whether in the public or private sectors, a customer’s decision to engage us with respect to a specific construction or maintenance project is often made by local customer management.  Historically, most of our agreements have been awarded through a competitive bidding process; however, we may be able to extend some of these agreements on a negotiated basis.

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

Seasonality

Some of our revenues are affected by seasonality as a portion of the work we perform is outdoors. Consequently, our outside operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters.  Holidays and access customer premises will have additional impact on our revenues.

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

Consulting Agreement with Harpos Funding II, LLC.

In October, 2010 we entered into a Consulting Agreement with Harpos Funding II, LLC under which it was supposed to provide us with financial advisory services, investment banking and other strategic advice under the terms of an agreement.   In December a principal of that company met with his untimely death and as a result the Consulting Agreement was cancelled upon notice to Harpos Funding  II, LLC dated February 25, 2011.

Employees

As of February  15, 2011 we had 24 full time employees and one part-time employee.

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

    In August 2010, Digital Comm entered into a Note and Warrant Purchase Agreement with UTA Capital. The agreement calls for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes are each one year amortized term notes bearing interest at 10% per annum. To date one $1 million principal amount note has been funded.

In or about February 14, 2011, Digital Comm entered into a Loan Extension and Modification Agreement with UTA Capital, extending the maturity date to September 30, 2011.  The revolving note continues to be collateralized by a blanket security interest in Digital Comm’s assets and the agreement contains certain covenants we must comply with.  If we should default under the terms of this agreement, the lender could seek to foreclose on our primary assets.  If the lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

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

Contracts that we enter into can usually be canceled at any time by the customer with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A cancellation of an unfinished contract or our debarment from the bidding process could cause our equipment and work crews to be idled for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.

We operate in several states, including Ohio, Florida, Texas, Louisiana, and North Carolina any adverse change to the economy or business environment in any State that we perform work could significantly and adversely affect our operations, which would lead to lower revenues and reduced profitability.

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

AN INABILITY TO OBTAIN PERFORMANCE BONDING COULD LIMIT THE AGGREGATE DOLLAR AMOUNT OF CONTRACTS THAT WE ARE ABLE TO PURSUE.

 As is customary in the construction business, we are required to provide surety bonds to secure our performance under certain construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding, and, as a result, to bid on new contracts, could have a material adverse effect on our future revenues and business prospects.

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

Risks Related to Our Financial Results and Financing Plans

WE MAY NOT RECEIVE ADDITIONAL FUNDING UNDER THE UTA CAPITAL AGREEMENT.

Under the terms of the August 2010 Note and Warrant Purchase Agreement with UTA Capital, we have borrowed $1 million. The Note was amended and restated in February, 2011 and shall now mature on September 30, 2011.  The principle balance owed under the Note as of February 14, 2011 was $775,000.   The ability of the Company to borrow additional funds from UTA Capital is currently at the discretion of UTA Capital.

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

OUR COMMON STOCK IS QUOTED IN THE OVER THE COUNTER MARKET ON THE BULLETIN BOARD.

    Our common stock is now quoted on the OTC Bulletin Board (OTCBB).  The OTCBB is an electronic quotation system that displays real-time quotes, last-sale prices, and volume information for many OTC securities that are not listed on the Nasdaq Stock Market or a national securities exchange.    Because our common stock is quoted on the OTCBB, it is possible that fewer brokers or dealers would be interested in making a market in our common stock which may adversely impact its liquidity.

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

	Low	High

2009
First quarter ended March 31, 2009	$0.25	$0.26
Second quarter ended June 30, 2009	$0.08	$0.20
Third quarter ended September 30, 2009	$0.08	$0.25
Fourth quarter ended December 31, 2009	$0.04	$0.11

2010
First quarter ended March 31, 2010	$0.28	$0.65
Second quarter ended June 30, 2010	$0.15	$0.31
Third quarter ended September 30, 2010	$0.06	$0.15
Fourth quarter ended December 31, 2010	$0.08	$0.04

2011
First quarter ended March 31, 2011	$0.13	$0.13

The last sale price of our common stock as reported on the OTC Markets was $0.14 per share on April 8, 2011.  As of March 31, 2011, there were approximately 108 record owners of our common stock.

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

Recent Sales of Unregistered Securities

NONE
ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Telecommunication companies have undertaken additional projects relating to the deployment of fiber optic cable to cell sites. As wireless carriers have successfully marketed smart phones and other wireless data devices, the amount of cellular traffic that must be "backhauled" from cell sites to wired telecommunications networks has increased dramatically. Traditional copper based networks are incapable of cost effectively addressing the data traffic expected as wireless carriers begin to roll out advanced fourth generation wireless data services. The increase in fiber backhaul services is expected to continue during 2011, resulting in demand for the type of services we provide.

In November 2010, we entered into a General Services Agreement with Verizon Wireless. This Master Contract, together with existing Master Contracts that the company already has presents revenue growth opportunities for our Company in 2011.

Results of Operations

Revenues decreased in 2010 by $292,485 or 23.5% compared to 2009 revenues primarily from the company expending its efforts during the 2010 year to secure new local government contract jobs that were unsuccessful because of the company’s inability to secure performance bonding for such jobs versus a built-up of its existing on-going jobs. Additionally the winter storms that impacted the Northeastern United States resulted in a slow down or delays in completing contract jobs.

Cost of revenues earned in 2010 was 105% of revenues as compared to 73% in 2009. Cost of revenues earned in 2010 increased $87,779 or 9.6% as compared to 2009. This change was the result of overruns in cost to complete certain jobs in 2010 that could not be recaptured, as well as reduced margins available from larger jobs secured in 2010.

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services.

Salaries and wages for 2010 increased by $1,493,621 or 1,850% from 2009 primarily from the issuance of stock valued at $872,000 to one of the company’s new officers pursuant to his employment contract plus the build–up of additional corporate office management and administrative personnel.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries' administrative overhead. These costs primarily consist of legal, consulting and professional fees, travel and other costs that are not directly related to performance of our services under customer contracts.  General and administrative expenses increased $414,179 or approximately 222% in 2010 from 2009.  Included in the increased expenses in 2010 were increases in consulting and professional $139,868 (254%) due to requirements of new job contracts and travel and related expenses $67,723 (113%) from broadening the scope of new jobs being secured.

Interest expense increased by $222,888 or 501% in 2010 as compared to 2009 primarily from the third party loan from UTA used to finance the operations of the Company’s acquisition of Digital and the amortization of the debt discount associated with the warrants issued to UTA, and borrowings from bank lines of credit.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2010 the Company had a working capital deficit of $1,183,508 as compared to a working capital deficit of $81,319 at December 31, 2009. The increase in working capital deficit of $1,102,189 was comprised of mainly from the additional borrowings undertaken by the company combined with the recognition of the derivative liability from the warrants issuance with the third party loan from UTA.

The approximate 80% increase in accounts receivable and approximate 89% increase in accounts payable at December 31, 2010 compared to December 31, 2009 are both the result of the change in customer base for Digital Comm’s revenues in 2009.  Accrued expenses, which include travel expenses, increased 1,414% at December 31, 2010 from December 31, 2009.

Net cash used by operating activities was -$1,142,544 in 2010, which reflects the increase in accounts payable and accrued expenses offset by the increase in accounts receivable plus the decrease in current value of the derivative liability, as compared to net cash provided by operating activities of $40,765 in 2009.

Net cash used in investing activities in 2010 was $181,312, which primarily represents capital expenditures for equipment and machinery, as compared to $47,009 in 2009.

Net cash provided by financing activities in 2010 was $1,343,918 resulted primarily from third party and bank borrowings coupled with loans from shareholders. Net cash provided by financing activities in 2009 represented capital contributions from the shareholders of $7,200.

We anticipate that our cash and cash equivalents on hand, our foregoing borrowing availability under the 2010 UTA Capital Note and Warrant Purchase Agreement, assuming we are able to access the remaining $1 million under this agreement, assuming we are able to access the remaining $1 million under this agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2011 will be reasonably consistent with our 2010 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in any large-scale projects may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement, and the Company’s’ ability to secure necessary bonding.

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

In or about February 14, 2011 we entered into a Loan Extension and Modification Agreement with UTA Capital, extending the maturity date to September 30, 2011.   There is currently $775,000, plus interest due under the Note.

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

We believe that we are in compliance of all material financial terms of the UTA Agreement. We are working to finish some of our post-closing covenants, including the preparation of a registration statement. We have not received any notices of default to date, and have been working with and are in frequent communication with UTA Capital.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”).  ASU 2010-29 is intended to address diversity in practice regarding pro-forma revenue and earnings disclosure requirements for business combinations.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings.  The amendments affect any public entity as defined by ASU 2010-29 that enters into business combinations that are material on an individual or aggregate basis.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

    On August 24, 2010, Li & Company, PC advised Genesis Group Holdings, Inc. that is terminating its engagement as our independent registered public accounting firm.  Li & Company, PC served as our independent registered public accounting firm since October 8, 2009; however, during the course of its engagement by us, it never rendered a report on our financial statements and we have yet to file our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2010, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section as well as weaknesses in our internal control over financial reporting related to proper recording keeping of invoices for services and posting of equity issuances in accordance with generally accepted accounting principles.  Subsequent to the 2009 year end, we  hired an outside accountant and instituted policies which dictate the collection and retention of invoices for services as well as procedures to ensure that all equity issuances are properly and timely recorded.  We believe that these remedial actions will be sufficient to correct the material weaknesses in internal control over financial reporting which existed at December 31, 2010.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information.

N/A
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

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Mr. Taylor, our sole director, has in excess of 10 years experience in our industry segment.  We do not have any independent directors and the business and operations of our company is managed by Mr. Taylor, including oversight of various risks, such as operational and liquidity risks that our company faces.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2010.

ITEM 11.                                EXECUTIVE COMPENSATION.

    The following table summarizes all compensation recorded by us in 2010 for our executive officers, whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Gideon Taylor 1	2010	200,000	0	0	0	0	0	0	200,000
Billy Caudill2	2010	200,000	0	0	0	00	0	0	200,000
Lawrence Sands3	2010	120,000	0	800,000	0	0	0	0	920,000

1           Mr. Taylor has served as our Chief Executive Officer since July 2009.  We have accrued the amount of compensation due Mr. Taylor which is included in our operating expenses for the year ended December 31, 2010. Mr. Taylor was not paid his annual salary totaling $200,000 and instead chose to waive receiving it. The company recorded this forgiveness as contributed capital and is reflected in the accompanying financial statements as additional paid-in capital.
2           Mr. Caudill served as our President since January 2010.     We have accrued the amount of compensation due Mr. Caudill which is included in our operating expenses for the year ended December 31, 2010.  Mr. Caudill was not paid his annual salary totaling $200,000 and instead chose to waive receiving it. The company recorded this forgiveness as contributed capital and is reflected in the accompanying financial statements as additional paid-in capital
3           Mr. Sands served as our Senior Vice President and Corporate Secretary since January 2010.     He began receiving salary in August 2010.

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

Employment Agreement with Mr. Sands

In January 2010 we entered into a three year employment agreement with Mr. Lawrence Sands to serve as our Vice President of Mergers and Acquisitions. Unless earlier terminated, at the end of the initial term the agreement automatically renews for additional one year terms.  Under the terms of the agreement, he is entitled to annual compensation of $120,000 payable in cash; if we do not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  He is also entitled to receive a bonus at the discretion of the Board of Directors, a $1,000 per month car allowance and to participate in any equity incentive plan we may adopt and to participate in employee benefits.   As an incentive, we issued him 4,000,000 shares of our common stock valued at $2,400,000 of the agreement, and an additional 1,200,000 shares of common stock in satisfaction of accrued but unpaid salary totaling $72,000 for the period January 2010 to August 2010.

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

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Billy Caudill	0	0	0	0	0	0	0	0	0
Gideon Taylor	0	0	0	0	0	0	0	0	0
Lawrence Sands	0	0	0	0	0	0	0	0	0

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  Neither Mr. Taylor nor Mr. Glick, each of whom was an executive officer of our company during 2009, received any compensation specifically for his services as a director. Mr. Glick resigned as director in January 2010.  The following table provides information concerning the compensation of Mr. Taylor for his services as a member of our Board of Directors for 2010.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gideon Taylor	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2011, 2010 we had 149,881,070 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 31, 2011 relating to the beneficial ownership of shares of our voting securities by:

▪       each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
▪           each director;
▪           each named executive officer; and
▪           all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2500 N. Military Trail, Suite 275, Boca Raton, FL  33431.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Gideon Taylor	25,500,000	23.3%
Lawrence Sands	5,200,000	4.8%
Billy B. Caudill	50,000,000	45.8%
All named executive officers and directors as a group (three persons)	80,700,000	73.9%
UTA Capital LLC 1	22,234,475	20.4%

1           The number of shares owned by UTA Capital LLC includes shares of our common stock issuable upon the exercise of outstanding warrants expiring in August 2015 with an exercise price of $0.15 per share.  UTA Capital LLC’s address is 100 Executive Drive, Suite 330, West Orange, NJ  07052.

Securities Authorized for Issuance under Equity Compensation Plans

    The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2010.

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

During 2010, the principal shareholders of the Company Mr. Gideon Taylor and Mr. Billy Caudill provided loans totaling $348,471 and $4,000 at December 31, 2010. These loans are unsecured, non-interest bearing with maturities less than one year.

Director Independence

Mr. Taylor is not considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP.

	2010	2009

Audit Fees	$30,000	$39,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$30,000	$39,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated January 14, 2010 between Genesis Group Holdings, Inc. and Digital Comm, Inc.
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment to Certificate of Incorporation (5)
3.3.	Bylaws (1)
4.1	Form of Digital Comm, Inc. Senior Secured Bridge Note
4.2	Form of Common Stock Purchase Warrant issued to UTA Capital LLC
10.1	Share Purchase Agreement dated October 5, 2001 by and between Genesis Realty Group, Inc. and Glick Global Development, LLC (2)
10.2	Stock Purchase Agreement dated July 2, 2009 by and between Gideon Taylor and Genesis Group Holdings, Inc.
10.3	Consulting Agreement between Genesis Group Holdings, Inc. and Harpos Funding II, LLC
10.4	Note and Warrant Purchase Agreement dated August 6, 2010 with UTA Capital LLC
10.5	Employment Agreement with Billy Caudill
10.6	Employment Agreement with Lawrence Sands
10.7	Lease for Principal Executive Offices
10.8	Employment Agreement with Gideon Taylor
10.9	Form of Amendment to Executive Employment Agreement with Billy Caudill
10.10	Form of Amendment to Executive Employment Agreement with Gideon Taylor
10.11	Loan Extension and Modification Agreement dated February 14, 2011 with UTA Capital LLC*
14.1	Code of Ethics (3)
16.1	Letter from Li & Company (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

*           filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form 10, SEC File No. 000-32037.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on October 24, 2001.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on September 3, 2010.
(5)	Incorporated by reference to the definitive information statement on Schedule 14C filed on August 18, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Group Holdings, Inc.

April 19 ,2011	By:	/s/ Gideon Taylor
Gideon Taylor, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Name	Positions	Date
/s/ Gideon Taylor Gideon Taylor	Chief Executive Officer, Chief Financial Officer, President, sole director, principal executive officer and principal financial and accounting officer	April 19, 2011

7900 Glades Road, Suite 540 Boca Raton, FL 33434 Tel: 561.886.4200 Fax: 561.886.3330 e-mail: info@sherbcpa.com
SHERB & CO., LLP	Offices in New York and Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Genesis Group Holdings, Inc. and Subsidiary as of December 31, 2010 and 2009, respectively, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2010 and 2009, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, respectively, and the results of their operations and cash flows for the years ended December 31, 2010, and 2009, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered losses from operations, and has an accumulated deficit and net cash used in operations of $1,142,543 for the year ended December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 12 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
April 11, 2011

GENESIS GROUP HOLDINGS, INC.
Consolidated Balance Sheets
December 31,
	2010	2009
Assets

Current Assets
Cash and cash equivalents	$22,476	$2,413
Accounts receivable, net	148,811	82,608
Inventory and other current	13,235	-

Total Current Assets	184,522	85,021

Property and equipment, net	237,935	30,432

Deposits	7,926	-

Total Assets	$430,383	$115,453

Liabilities and Stockholders' Deficit

Current liabilities
Bank overdraft	$-	$-
Accounts payable	294,689	156,333
Accrued expenses	151,497	10,007
Due to related parties	348,471	-
Bank debt, current portion	64,105	-
Note payable, UTA, (net of debt discount of $265,732)	509,268	-

Total Current Liabilities	1,368,030	166,340

Other Liabilities:
Bank debt, net of current portion	229,542	-
Derivative liability	459,897	-

Total Other Liabilities	689,439	-

Stockholders' Deficit:
Common stock, $.0001 par value, 500,000,000 shares
authorized; 105,973,976 and 161,090,500 shares issued and outstanding	10,597	15,959
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outstanding	-	-
Additional paid-in-capital	581,800	4,811,041
Less: Subscription Stock Receivable	-	(4,800,000)
Accumulated deficit	(2,219,483)	(77,887)

Total Stockholders' Deficit	(1,627,086)	(50,887)

Total Liabilities and Stockholders' Deficit	$430,383	$115,453

GENESIS GROUP HOLDINGS, INC.
 Consolidated Statements of Operations

	FOR THE YEARS ENDED
	DECEMBER 31,
	2010	2009

REVENUES:
Contract revenues	$952,839	$1,245,324

EXPENSES
Cost of revenues earned	1,002,781	914,982
Depreciation and amortization	26,191	16,578
Salaries and wages, including stock compensation	1,574,374	80,753
General and administrative	600,509	186,330

TOTAL EXPENSES	3,203,855	1,198,643

LOSS FROM OPERATIONS	(2,251,016)	46,681

Unrealized gain on increase in value of derivative	376,788	-
Interest expense	(267,368)	(44,480)

NET LOSS (INCOME)	$(2,141,596)	$2,201

LOSS PER COMMON SHARE
Basic and fully diluted	$(0.02)	$0.00

Weighted average number of common shares
outstanding	136,148,976	66,397,843

 GENESIS GROUP HOLDINGS, INC.
Consolidated Statements of Cash Flow

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,141,596)	$2,201
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	26,191	16,578
Amortization of debt discount	189,808	—
Stock compensation for services	872,000	—
Decrease in current value of derivative liability	(376,788)	—
Changes in assets and liabilities:
Increase in accounts receivable	(66,203)	(61,027)
Increase in inventory	(13,235)	—
Increase in deposits	(7,926)	—
Increase in accounts payable and accrued expenses	375,206	83,013

	999,052	38,564

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,142,543)	40,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(181,312)	(47,009)

NET CASH USED IN INVESTING ACTIVIES	(181,312)	(47,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	—
Borrowings from related party	528,471	—
Repayments to related party	(253,200)	—
Capital contribution from shareholder		7,200
Borrowings from banks	421,754	—
Repayments to banks	(128,107)	—
Borrowings from third party lender-UTA	1,000,000	—
Repayments to third party lender-UTA	(225,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,343,918	7,200

NET INCREASE (DECREASE) IN CASH	20,063	956

CASH - beginning of year	2,413	1,457

CASH - end of year	$22,476	$2,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$97,293	$42,570

Taxes paid	$—	$—

Non-cash investing and financing activities:

Recognition of derivative liability from warrant issuance	836,685	—

Contribution of capital from waiver of officer salaries	$400,000	$—

Shares Issued (cancelled/consummated)for pending acquisitions	$(4,800,000)	$8,800,000

Shares issued/(cancelled) for services relating to pending acquisition not transpire	$(350)	$696,000

GENESIS GROUP HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2010

					Additional		Stock
	Common Stock		Preferred Stock		Paid-in	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total

Balance December 31, 2008	84,200,000	$8,420	-	$-	$(223,228)	$(80,088)		$(294,896)

Issuances of shares for services relating to pending acquisition that did not transpire	60,000,000	6,000	-	-	4,794,000	-	(4,800,000)	-
Conversion of notes payable and accrued
interest	15,391,438	1,539	-	-	240,269	-		241,808
Loss during development stage for the year
ended December 31, 2009						2,201		2,201

Balance December31, 2009	159,591,438	15,959	-	-	4,811,041	(77,887)	(4,800,000)	(50,887)

Recapitalization from acquisition of Digital
Comm, Inc.	1,499,062	150			(325,608)			(325,458)

Issuance of shares to former management and
debt holders	3,183,476	318	-	-	(318)	-		-

Issuance of shares to officer pursuant to
employment contract	4,000,000	400			799,600			800,000

Issuance of shares to officer in settlement of
unpaid salary	1,200,000	120			71,880			72,000

Cancellation of shares relating to proposed acquisition of STS	(60,000,000)	(6,000)			(4,794,000)		4,800,000	-

Cancellation of shares	(3,500,000)	(350)			350			-

Computed debt discount on warrant issuance to
UTA					455,540			455,540

Derivative liability from warrant issuance					(836,685)			(836,685)

Contributed capital by officers from
waiver of salaries					400,000			400,000

Net loss						(2,141,596)		(2,141,596)

Balance December 31, 2010	105,973,976	$10,597	-	$-	$581,800	$(2,219,483)		$(1,627,086)

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Genesis Group Holdings, Inc. (formerly known as Genesis Realty Group, Inc.) (“Genesis” or “the Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware.  Prior to December 31, 2009 the Company was a development stage company and had limited activity. The Company’s initial activities were been devoted to developing a business plan, structuring and positioning itself to take advantage of available opportunities and raising capital for future operations and administrative functions.

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

On January 14, 2010 Genesis Group Holdings, Inc. (“Genesis” and “the Company”) acquired all the outstanding shares of Digital Comm, Inc. (“Digital”), a Florida Corporation, in exchange for 50,000,000 shares of Genesis. Digital was originally formed on September 13, 2006 and, on January 14, 2010 was reorganized as a wholly owned subsidiary of Genesis. Digital is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

For financial accounting purposes, the merger was treated as a recapitalization of Genesis Group Holdings, Inc with the former stockholders of Genesis Group Holdings, Inc retaining approximately 20% of the outstanding stock. This transaction has been accounted for as a reverse acquisition and accordingly the transaction has been treated as a recapitalization of Digital Comm, Inc., with Digital Comm, Inc. as the accounting acquirer. The historical financial statements are a continuation of the financial statements of the accounting acquirer, and any difference of the capital structure of the merged entity as compared to the accounting acquirer’s historical capital structure is due to the recapitalization of the acquired entity.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the financial statements have been included.

The consolidated balance sheet as of December 31, 2009 and the   consolidated statement of operations and cash flows for the year ended December 31, 2009, are derived from the historical financial statements of the Company and Digital and have been prepared to give effect to the reverse acquisition of the Company and Digital as at December 31, 2009.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Genesis and its wholly owned subsidiary Digital. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

 REVENUE RECOGNITION

The Company recognizes revenues under the percentage of completion method of accounting using the cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs.

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. This estimation process is based upon the knowledge and experience of the Company’s project managers and financial personnel. Factors that the Company considers in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the amount of the estimated loss expected to be incurred is accrued.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes the collectability of accounts receivable balances each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s provision for doubtful accounts.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

ADVERTISING

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred. Advertising expense has not been material to date.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: vehicles — 3- 7 years; equipment and machinery — 5-7 years; small tools – 5 years: and furniture, fixtures, computer equipment — 5 years. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

COMMON STOCK PURCHASE WARRANTS

The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with professional standards for "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The Company assessed the classification of its derivative financial instruments as of December 31, 2010, which consist of common stock purchase warrants, and determined that such derivatives are accounted for in accordance with professional standards.

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

STOCK-BASED COMPENSATION

The Company grants stock options, time-based and performance-based restricted share units to certain employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of restricted share units is estimated on the date of grant and is generally equal to the closing stock price on the date of grant. In accordance with ASC Topic 718,

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

Compensation – Stock Compensation , compensation costs for performance-based awards are recognized by the Company over the requisite service period if it is probable that the performance goal will be satisfied. The Company uses its best judgment to determine probability of achieving the performance goals at each reporting period and recognizes compensation costs based on the estimate of the shares that are expected to vest.

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

The fair value of our financial instruments at December 31, 2010 and 2009 are as follows:

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Warrant Derivatives	$—	$—	$	----

December 31, 2010:
Warrant Derivatives	$—	$—		$459,897

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”).  ASU 2010-29 is intended to address diversity in practice regarding pro-forma revenue and earnings disclosure requirements for business combinations.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings.  The amendments affect any public entity as defined by ASU 2010-29 that enters into business combinations that are material on an individual or aggregate basis.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2010	December 31, 2009
Vehicles	$95,568	$4,000
Computers and Office Equipment	24,367	7,771
Equipment	146,253	31,007
Small Tools	14,183	4,232
Total	280,371	47,010
Less accumulated depreciation	(42,436)	(16,578
Property and equipment, net	$237,935	$30,432

Depreciation expense for the years ended December 31, 2010 and 2009 was $ 26,191 and $ 16,578, respectively.

4. BANK DEBT

Bank debt consists of the following:

	December 30, 2010	December 31, 2009

Installment note payable, payable monthly principle
and interest of $621.24, interest at 9.05%
secured by vehicle, maturing June 2015	$27,396		$-0-
Two Lines of credit, payable monthly principle
and interest , interest at 8.05%, guaranteed
personally by principal shareholders, maturing
June 2015 and February 2020	266,251		-0 -
	293,647		- 0-
Less: Current portion of debt	(64,105)		- 0 -
Long term portion of bank debt	$229,542	$	- 0-

5.  DUE TO RELATED PARTY

On February 20, 2007, the Company entered into an agreement with Michael Farkas and two of his companies in which he is a beneficial owner (Atlas Equity Group, Inc. and The Atlas Group of Companies, LLC) to grant him the right to convert any or all debt into fully paid and non-assessable shares of Common Stock.  Through December 31, 2010 and 2009 the Company executed notes aggregating a total of  $ -0- and $241,808, respectively with Atlas Equity.  These unsecured notes are short-term borrowings with maturities of less then one year with an interest rate of 10%.  During 2009 the Company converted the total notes and accrued interest through the issuance of 15,391,438 common shares of the Company at a conversion price of $.01   per share pursuant to the agreement with Atlas Equity.

During 2010, the principal shareholders of the Company provided loans totaling $348,471 at December 31, 2010. These loans are unsecured, non-interest bearing with maturities less than one year.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  NOTES PAYABLE – UTA

On August 6, 2010, UTA Capital LLC provided a working capital loan to Genesis Group Holdings, Inc., the parent company of Digital, with Digital also as an additional borrower.   The loan is evidenced by a Note and Warrant Purchase Agreement between Digital and Genesis and UTA Capital, LLC dated August 6, 2010. The Agreement calls for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes are each one year amortized term notes bearing interest at 10% per annum.  The Company received an initial draw from the first $1 million note $960,000 net of fees which was recorded as a capital contribution by Genesis in Digital.

Additionally, the parent company issued to UTA Capital, LLC warrants purchasing 20,952,381 shares of common stock in Genesis exercisable at $0.15 per share which provide for a cashless exercise. Using professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. This amount, totaling approximately $455,540, has been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

The loan was subsequently modified and extended as further explained in Note 14.

7.  DERIVATIVE LIABILITY

The Company analyzed the Note and Purchase Warrant Agreement referred to in Note 6 based on the provisions of ASC 815-15 and determined that the conversion option of the loan agreement qualifies as an embedded derivative.

The fair value upon inception of the embedded derivative was determined to be $836,685 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. Upon issuance the fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions, and methodologies:

• The fair value of the Company’s common stock was calculated to be $0.10 per share.
• A volatility of 60.2% was calculated by using the closing stock prices of three comparable public companies.
• The exercise price was $0.15. This amount is as stated in the loan agreement.
• The estimated life was determined to be 5 years, which is equal to the contractual life of the embedded derivative.
• The risk free interest rate was determined to be .15% based on the 1-year treasury rate.

The Company accounts for the embedded conversion features included in its common stock as well as the related warrants as derivative liabilities. The aggregate fair value of derivative liabilities as of August 6, 2010 and December 31, 2010 amounted to $836,685 and $459,897, respectively. The decrease of $376,788 in the fair value of the derivative liability between their respective date of issuance and December 31, 2010 is included in other income.

8.  INCOME TAXES

No provisions for income taxes have been made because the Company has a current year loss and has sustained cumulative losses since the commencement of operations.  As of December 31, 2010 and December 31, 2009 the Company had net operating loss carryforwards (“NOL’s”) of $1,219,000 and $84,190, respectively, which will be

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  INCOME TAXES –(continued)

available to reduce future taxable income and expense through 2030, subject to limitations pursuant to IRC Section 382 in the event of a more than fifty percent change of ownership.

In accordance with ASC Topic 740 the Company has computed the components or deferred income taxes as follows.

	December 31, 2010	December 31, 2009
Deferred tax assets	$466,000	$33,255
Valuation allowance	(466,000)	(33,255)

Deferred tax asset, net	$-0-	$-0-

At December 31, 2010 and December 31, 2009, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely. The valuation allowance increased approximately $433,000 in 2010.

The effective tax rate varies from the U.S. Federal statutory tax rate are as follows:

	Year Ended December 31,
	2010	2009

U.S. statutory tax rate	34.0%	34.0%
State and local taxes, net of federal benefit	3.6	5.5
Permanent differences	(18.2)	(35.6)
Valuation allowance5	(19.4)	(3.9)

Effective rate	0.0%	0.0%

9. CONCENTRATIONS OF CREDIT RISK

The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents due to deposits in financial institutions which exceed the amount insured by the Federal Deposit Insurance Corporation, and trade accounts receivable. The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights which may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of the current economic developments and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable as of December 31, 2010 and 2009.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CONCENTRATIONS OF CREDIT RISK (continued)

For the years ended December 31, 2010 and 2009, concentrations of significant customers were as follows:

	Accounts Receivable	Revenues

2010
Danella Construction Corp. of FL, Inc.	24%	19%
AT&T	33%	10%
Advanced Communications USA, LLC	15%	2%
Michels Corporation	13%	2%
Southern Technologies, Inc.	10%	47%
2009
Danella Construction Corp. of FL, Inc.	37%	8%
Southern Technologies, Inc.	54%	89%

10.  COMMITMENTS AND CONTINGENCIES

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

Future Minimum Lease Payments
2011	$21,400
2012	22,100
2013	22,700
2014	23,400
Total	$89,600

 Employment Agreement
In September 2009 the Company entered into a five year employment agreement with Mr. Gideon Taylor to serve as the Company’s Chief Executive Officer and a member of its Board of Directors.  The terms of the agreement provides for automatic one year renewals after the initial term, annual compensation of $200,000 payable in cash; if the Company does not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  He is also entitled to receive a bonus at the discretion of the Board of Directors of which he is the sole member and entitled to participate in any equity incentive plan  that may be adopted, as well as  participate in employee benefits and reimbursement of expenses. For the year ended December 31, 2010 Mr. Taylor was not paid his annual salary totaling $200,000 and instead chose to waive receiving it. The company recorded this forgiveness as contributed capital and is reflected in the accompanying financial statements as additional paid-in capital

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES-(continued)

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
For the year ended December 31, 2010 Mr. Taylor was not paid his annual salary totaling $200,000 and instead chose to waive receiving it. The company recorded this forgiveness as contributed capital and is reflected in the accompanying financial statements as additional paid-in capital

In January 2010 the Company entered into a three year employment agreement with Mr. Lawrence Sands to serve as its Vice President of Mergers and Acquisitions. The terms of the agreement provides for automatic one year renewals after the initial term, annual compensation of $120,000 payable in cash; if the Company does not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  Mr. Sands is also entitled to receive a bonus at the discretion of the Board of Directors, a $1,000 per month car allowance and to participate in any equity incentive plan the Company may adopt and to participate in employee benefits.

On August 30, 2010 Mr. Sands was issued 5,200,000 shares of its common stock that had been due to Mr. Sands, as compensation, both pursuant to the terms of his employment agreement and accrued salary. This issuance included 4,000,000 shares of the Company’s common stock valued at fair market value of the per share price totaling $2,400,000 as an incentive bonus at the time he entered into the agreement and an additional 1,200,000 shares of common stock issued in satisfaction of accrued but unpaid compensation totaling $72,000 due Mr. Sands under the terms of the agreement from the date of the agreement through August 2010. In connection with the incentive bonus shares $1,600,000 was deferred and will be charged as stock compensation expense over the remaining term of the employment contract.

11.  STOCKHOLDERS’ EQUITY

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

On August 7, 2009, an aggregate of 60,000,000 shares of our common stock were issued by the Company to three individuals in anticipation of the closing of a transaction which never occurred. The stock was valued at its fair market value of $.08 per share and recorded as a stock subscription. These shares were cancelled and returned to the status of authorized but unissued shares of our common stock in July 2010.

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCKHOLDERS’ EQUITY (continued)

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

12. GOING CONCERN

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of December 31, 2010, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

13.   RISKS AND UNCERTAINTIES

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
As a result the Company had accumulated deficits of $2,219,482 and $77,887 at December 31, 2010 and December 31, 2009 respectively.

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

GENESIS GROUP HOLDINGS, INC.
[FORMERLY GENESIS REALTY GROUP, INC.]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 11, 2011, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein, except for the following disclosures:
Debt

On February 3, 2011 the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. for the issuance of 40,625,000 of the Company’s common stock to be reserved pursuant to an 8% Convertible Promissory Note of $32,500.

On February 14, 2011 the Company and lender UTA Capital LLC, entered into a Loan Extension and Modification Agreement (“Modification Agreement”) in connection with their existing note payable with a balance of $775,000 at December 31, 2010. The Modification Agreement provided for:
a)	An extension of the original maturity date of the note from August 6, 2011 to September 30, 2011,
b)	A continuation in interest rate of 10% for the remainder of the loan,
c)	For the period commencing on January 1, 2011 through March 31, 2011, the loan shall bear interest only, and
d)
For the period commencing on April 1, 2011 through September 30, 201, the loan shall bear interest at the stated rate and the borrower shall repay the $775,000 balance in five (5) equal monthly principal payments of $75,000 each due on the first of each month

The Modification Agreement also provided for certain repayments of the loan in the event the Company secures additional equity and/or financing. Additionally in exchange for consenting to the Modification Agreement the lender was issued 1,282,094 shares of the Company’s common stock; and a continuing provision of additional shares to be issued to the lender to maintain ownership of 1% of the company’s total outstanding shares until the loan is repaid.

Equity
On February 22, 2011, the Company issued 2,000,000 shares to consultant Birbragher in exchange for consulting services relating to corporate matters.

Proposed Acquisition
On February 25, 2011, Genesis Group Holdings, Inc. (the “Company”) entered into a Memorandum of Understanding with Premier Cable Designs, Inc.(“PCD”) of Valrico, Florida for the purchase by the Company of the business of PCD. Under the terms of the parties understanding, and subject to more formal documentation and due diligence , the Company would acquire PCD for 1,000,000 shares of the Company’s common stock, plus a note payable to the principal shareholder of PCD in the amount of $150,000.  The terms of the Note are yet to be agreed upon.

In addition to the foregoing, the selling shareholders will receive additional shares of stock based upon 50% of the net income realized by the Company from PCD over a thirty month period following closing, as well as certain cashless warrants. The warrants will be to purchase an additional 1,000,000 shares priced at .20 a share for each $300,000 in EBITDA, computed and vested on an annual