Form 10-Q
period 2011-03-31
GENESIS GROUP HOLDINGS INC
filed 2011-05-13
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  109,256,060 shares of common stock are issued and outstanding as of May 6, 2011.

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

•	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;
•	changes in general economic conditions and resulting reductions or delays, or uncertainties regarding governmental funding for infrastructure services;
•	adverse economic conditions in our markets;
•	our ability to successfully identify, complete and integrate acquisitions;
•	citations and fines issued by any government authority;
•	risks associated with the terms of the Note and Warrant Purchase Agreement with UTA Capital LLC, and
•	the other factors discussed in more detail in Item 1A. —Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
Assets	Unaudited

Current Assets
Cash and cash equivalents	$9,403	$22,476
Accounts receivable	244,871	148,811
Inventory	11,988	13,235
Deferred loan costs	123,080	-

Total Current Assets	389,342	184,522

Property & equipment, net	246,312	237,935

Deposits	7,926	7,926

Total Assets	$643,580	$430,383

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$387,820	$294,689
Bank debt, current portion	64,105	64,105
Accrued expenses	145,610	151,497
Notes payable, related parties	363,507	348,471
Notes payable, Other	778,154	509,268

Total Current Liabilities	1,739,196	1,368,030

Other Liabilities:
Bank debt, net of current portion	347,738	229,542
Derivative liability	1,265,446	459,897

Total Other Liabilities	1,613,184	689,439

Stockholders' Deficiency:
Common stock, $.0001 par value, 500,000,000 shares
authorized; 109,256,060 and 105,973,976 shares issued and	10,940	10,597
outstanding (138,888 shares issuable)
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outanding	-	-
Additional paid-in-capital	1,150,308	581,800
Accumulated deficit	(3,870,048)	(2,219,483)

Total Stockholders' Deficiency	(2,708,800)	(1,627,086)

Total Liabilities and Stockholders' Deficiency	$643,580	$430,383

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-Unaudited-

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2011	2010

Revenues	$368,023	$185,786
Cost of revenues earned	355,868	105,364

GROSS PROFIT	12,155	80,422

OPERATING EXPENSES
Depreciation and amortization	6,500	24,774
Salaries and wages	104,335	36,500
Stock compensation for services	390,000	-
General and administrative	160,174	31,061

TOTAL OPERATING EXPENSES	661,009	92,335

LOSS FROM OPERATIONS	(648,854)	(11,913)

OTHER EXPENSES
Unrealized loss on fair value of derivative	805,549	-
Loan costs	36,770	-
Interest expense	159,393	11,434

TOTAL OTHER EXPENSE	1,001,712	11,434

NET LOSS	$(1,650,566)	$(23,347)

LOSS PER COMMON SHARE
Basic and fully diluted	$(0.02)	$NIL

Weighted average number of common shares
outstanding-basic and diluted	108,162,032	160,775,469

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited-

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,650,566)	$(23,347)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	6,500	24,774
Amortization of debt discount	113,886	-
Amortization of loan costs	30,770	-
Stock compensation for services	390,000	-
Increase in fair value of derivative liability	805,549	-
Changes in assets and liabilities:
Increase in accounts receivable	(96,060)	(21,303)
Decrease in inventory and other	1,247	-
Increase in accounts payable and accrued expenses	87,247	(46,535)
Total adjustments	1,339,138	(43,064)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(311,428)	(66,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(14,877)	(6,790)
NET CASH USED IN INVESTING ACTIVITIES	(14,877)	(6,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	17
Proceeds from sale of common stock	25,000	-
Borrowings from bank, net of payments	118,196	-
Borrowings from third parties	155,000	-
Borrowings from related party	15,036	76,403
NET CASH PROVIDED BY FINANCING ACTIVITIES	313,232	76,420

NET INCREASE (DECREASE) IN CASH	(13,073)	3,219

CASH - beginning of year	22,476	2,413

CASH - end of period	$9,403	$5,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$-	$-

Taxes paid	-	-

Noncash investing and financing activities:

Common stock issued for loan modification	$153,850	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.ACCOUNTING POLICIES

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

The condensed consolidated financial statements include the results of Genesis and its subsidiary Digital Comm, Inc. (“Digital”), all of which is wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC.

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

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that are expected to have a material effect on the Company’s consolidated condensed financial statements

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. GOING CONCERN

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of March 31, 2011, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Vehicles	$95,568	$95,568
Computers and Office Equipment	24,997	24,367
Equipment	155,308	146,253
Small Tools	19,376	14,183
Total	295,249	280,371

Less accumulated depreciation	(48,937)	(42,436)

Property and equipment, net	$246,312	$237,935

4. NOTES PAYABLE – RELATED PARTY

The Company periodically receives borrowings from its principal officer and board director.  These unsecured notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.  The balance of these notes after repayments as of March 31, 2011 and December 31, 2010 is $363,507and $348,471, respectively.

5. BANK DEBT

Bank debt consists of the following:

	March 31, 2011	December 31, 2010

Installment note payable, payable monthly principle
and interest of $621.24, interest at 9.05%
secured by vehicle, maturing June 2015	$26,143	$27,396

Two Lines of credit, payable monthly principle
and interest , interest at 8.05%, guaranteed
personally by principal shareholders, maturing
June 2015 and February 2020	385,700	266,251
	411,843	293,647
Less: Current portion of debt	(64,105)	(64,105)
Long term portion of bank debt	$347,738	$229,542

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	March 31, 2011	December 31, 2010
8% convertible promissory notes, maturing
November 2011 convertible at a share price
of 50% discount from market	$65,000	$	- 0 -

Promissory note, 5% interest rate maturing 45 days
from receipt of funds, with conversion feature if unpaid
at a share price 40% below the average trading price of
Borrower’s common stock for the preceding 5 trading
days prior to exercise of the conversion right	25,000		- 0 -

Two promissory notes due on demand, non- interest	65,000		- 0 -

Note payable, UTA (net of discount of $151,846 and
$265,732, respectively) refer to Note 7	623,154		509,628

Total	$778,154		$509,628

7. NOTE PAYABLE - UTA

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

On February 14, 2011 the Company and lender UTA Capital LLC, entered into a Loan Extension and Modification Agreement (“Modification Agreement”) in connection with their existing note payable with a balance of $775,000 at December 31, 2010. The Modification Agreement provided for:

a)	An extension of the original maturity date of the note from August 6, 2011 to September 30, 2011,
b)	A continuation in interest rate of 10% for the remainder of the loan,
c)	For the period commencing on January 1, 2011 through March 31, 2011, the loan shall bear interest only, and
d)
For the period commencing on April 1, 2011 through September 30, 201, the loan shall bear interest at the stated rate and the borrower shall repay the $775,000 balance in five (5) equal monthly principal payments of $75,000 each due on the first of each month

The Modification Agreement also provided for certain repayments of the loan in the event the Company secures additional equity and/or financing. Additionally in exchange for consenting to the Modification Agreement the lender was issued 1,282,094 shares of the Company’s common stock; and a continuing provision of additional shares to be issued to the lender to maintain ownership of 1% of the company’s total outstanding shares until the loan is repaid. The additional shares of common stock were recorded and valued at the fair market price on their date of issue as deferred loan cost and will be charged to loan cost expense over the remaining period of the loan.  The parties are currently discussing an additional modification of the agreement to facilitate the growth of the Company.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. DERIVATIVE LIABILITY

The Company analyzed the Note and Purchase Warrant Agreement referred to in Note 7  based on the provisions of ASC 815-15 and determined that the conversion option of the loan agreement qualifies as an embedded derivative.

The fair value upon inception of the embedded derivative was calculated using the Black-Scholes option pricing model and determined to be $836,685 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations.

The Company accounts for the embedded conversion features included in its common stock as well as the related warrants as derivative liabilities. The aggregate fair value of the derivative liabilitiy as of March 31, 2011 and December 31, 2010 amounted to $1,265,446 and $459,897, respectively. The increase of $805,549 in the fair value of the derivative liability between the respective periods is included in other expense.

9. INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of March 31, 2011 and December 31, 2010 the Company had net operating loss carryforwards (“NOL’s”) of approximately $2,870,000 and $1,219,000, which will be available to reduce future taxable income and expense through 2030, subject to limitations pursuant to IRC Section 382 in the event of a more than fifty percent change of ownership.

10. COMMON STOCK

On February 14, 2011 in exchange for consenting to the Modification Agreement by the lender, UTA Capital LLC, the Company issued 1,282,094 shares of the Company’s common stock valued at the fair market price of $0.12 per share.

On February 22, 2011the Company issued 2,000,000 to consultant Birbragher Ins Trust in exchange for consulting services relating to corporate matters valued at the fair market price of $0.12 per share.

On February 28, 2011, the Company sold 138,888 shares of common stock to a third party for $25,000. As of March 31, 2011 the shares are unissued.

11.  STOCK COMPENSATION

For the three month period in 2011 the Company incurred $390,000 in stock compensation expense compared to none in 2010 from the issuance of 5,200,000 in shares of its common stock in 2010 that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary. During the 2011 period the Company recognized $150,000 of expense related to the foregoing issuance.

Additionally, the Company recognized $240,000 in stock expense for services provided by a consultant for advice on various corporate matters.

12. RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $ 3,870,848 and $2,219,483 at March 31, 2011 and December 31, 2010 respectively.

Management plans to raise additional working capital and funds for the continued development of its contracts for services through public sale of the Company's common stock, debt securities or borrowing from financial institutions.  Management is also attempting to expand the number of job contracts which could increase cash flow during early stages of sales growth. No assurance can be given

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. RISKS AND UNCERTAINTIES- continued

that the Company will successfully expand its number of third party jobs or that sufficient capital can be raised to support those contracts.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2011, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three months ended March 31, 2011 and 2010 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiary (acquired through a reverse merger on January 14, 2010) for 2011 and 2010 and its liquidity and capital resources at March 31, 2011.

Results of Operations

Revenues for the three month period in 2011 increased by $182,237 or 98% as compared to the same period in 2010 which results primarily from the company’s successful efforts during the current period working with Verizon Wireless pursuant to a master contract with the Digital subsidiary.

                 Cost of revenues earned in 2011 increased $250,504 or 238% for the three month period versus 2011, and was 97% of revenues in 2011 as compared to 57% in 2010.  This increase in costs was the result of the Company’s shifting of hiring additional project management and its own field personnel versus subcontracting the work. Cost of revenues for 2010 primarily consisted of wages, subcontractor costs and general insurance.

For the three month period in 2011 the Company incurred $390,000 in stock compensation expense compared to none in 2010 from the issuance of 5,200,000 in shares of its common stock in 2010 that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary. During the 2011 period the Company recognized $150,000 of expense related to the foregoing issuance, plus $240,000 in stock expense for services provided by a consultant for advice on various corporate matters.

General and administrative expenses in 2011 for the three month period was 44% of revenues versus 17%  in 2010 and increased primarily from the hiring of additional personnel and resulting salaries and wages , travel , and insurance .

The Company also recorded $805,549 in expense from the increase in carrying value of the derivative liability associated with warrants issued to third party lender UTA Capital LLC in conjunction with the acquisition borrowings for Digital.

                 Interest expense increased $147,959 or 1,294% to $159,393 in 2011 from $11,434 in 2010 and relates primarily to new debt undertaken from bank and third party borrowings.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2011 the Company had a working capital deficit of $1,349,854 as compared to a working capital deficit of $1,183,508 at December 31, 2010. This 14 % increase in working capital deficit is primarily the result of additional build-up of operations for pursuit of increased business in 2010 and into 2011 plus the inclusion of short-term borrowings from third parties and its principal shareholders.

Net cash used by operating activities for the nine months in 2011 was $311,428 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, as compared to net cash provided by operating activities $66,411 for the three months ended 2010.

Net cash used by investing activities for the three months ended 2011 was $14,877, which primarily consist of capital expenditures for equipment and machinery, as compared to $6,790 in 2010.

Net cash provided by financing activities for the three months in 2011 was $313,232 which resulted primarily from bank and third party borrowings compared to negative $76,420 in 2010.

Our cash resources were not sufficient to meet anticipated working capital requirements for at least the following three to four months. Accordingly, to resolve this shortfall in liquidity the Company is pursuing an aggressive course to raise funds from borrowings and capital raises, although there can be no assurances that the Company will be successful in its efforts.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On February 14, 2011 in exchange for consenting to the Modification Agreement the lender, UTA Capital LLC, the Company issued 1,282,094 shares of the Company’s common stock valued at the fair market price of $0.12 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On February 22, 2011the Company issued 2,000,000 to consultant Birbragher Ins Trust in exchange for consulting services relating to corporate matters valued at the fair market price of $0.12 per share.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On February 28, 2011, the Company sold 138,888 shares of common stock to a third party for $25,000 or $0.18 per share. As of March 31, 2011 the shares are unissued.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

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

GENESIS GROUP HOLDINGS, INC.
May 12, 2011	By: /s/ Gideon Taylor
Gideon Taylor, Chief Executive Officer, principal financial and accounting officer