Form 10-Q
period 2011-06-30
GENESIS GROUP HOLDINGS INC
filed 2011-08-10
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  125,894,948 shares of common stock are issued and outstanding as of August 8, 2011.

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

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$169,593	$22,476
Accounts receivable	312,196	148,811
Inventory	9,839	13,235
Deferred loan costs	206,003	-

Total Current Assets	697,631	184,522

Property & equipment, net	255,939	237,935

Deposits	9,100	7,926

Total Assets	$962,670	$430,383

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$353,867	$294,689
Bank debt, current portion	64,105	64,105
Accrued expenses	222,071	151,497
Loan Payable	32,964	-
Notes payable, related parties	366,387	348,471
Notes payable, Other, current portion (net of debt discount)	501,056	509,268

Total Current Liabilities	1,540,450	1,368,030

Other Liabilities:
Bank debt, net of current portion	342,925	229,542
Notes payable, Other,net of current portion	135,000	-
Derivative liability	3,112,591	459,897

Total Other Liabilities	3,590,516	689,439

Stockholders' Deficiency:
Common stock, $.0001 par value, 500,000,000 shares
authorized; 125,894,948 and 105,973,976 shares issued and	12,917	10,597
outstanding (3,270,000 shares issuable)
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outanding (15,000 shares issuable)	15	-
Additional paid-in-capital	2,940,944	581,800
Accumulated deficit	(7,122,172)	(2,219,483)

Total Stockholders' Deficiency	(4,168,296)	(1,627,086)

Total Liabilities and Stockholders' Deficiency	$962,670	$430,383

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-Unaudited-

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

Revenues	$820,804	$402,680	$1,188,827	$588,467
Cost of revenues earned	445,789	199,162	801,657	304,526

GROSS PROFIT	375,015	203,518	387,170	283,941

OPERATING EXPENSES
Depreciation and amortization	6,650	24,774	13,150	49,549
Salaries and wages, including stock compensation	792,394	-	1,046,729	-
General and administrative	414,049	146,698	814,223	214,259

TOTAL OPERATING EXPENSES	1,213,093	171,472	1,874,102	263,808

INCOME (LOSS) FROM OPERATIONS	(838,078)	32,046	(1,486,932)	20,133

OTHER EXPENSES
Unrealized loss on fair value of derivative	1,847,145	-	2,652,694	-
Interest expense	566,901	18,992	763,064	30,426

TOTAL OTHER EXPENSE	2,414,046	18,992	3,415,758	30,426

NET INCOME ( LOSS)	$(3,252,124)	$13,054	$(4,902,690)	$(10,293)

LOSS PER COMMON SHARE
Basic and fully diluted	$(0.03)	$NIL	$(0.04)	$NIL

Weighted average number of common shares
outstanding-basic and diluted	115,469,022	161,090,500	111,815,527	161,090,500

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited-

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,902,690)	$(10,293)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	13,150	49,549
Amortization of debt discount	227,772	-
Amortization of loan costs	426,354	-
Stock compensation for services	930,000	-
Increase in fair value of derivative liability	2,652,694	-
Changes in assets and liabilities:
Increase in accounts receivable	(163,385)	(233,688)
Increase in loan receivable-employee		(10,000)
Decrease in inventory and other	2,222	(9,973)
Increase in accounts payable and accrued expenses	129,752	(13,382)
Total adjustments	4,218,559	(217,494)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(684,131)	(227,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(31,154)	(39,432)
NET CASH USED IN INVESTING ACTIVITIES	(31,154)	(39,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(26)
Proceeds from sale of common stock	283,496	-
Borrowings from bank, net of $9,617 in payments	113,383	91,754
Borrowings from third parties, net of $40,350 in payments	447,608	-
Borrowings from related party, net of $4,500 in payments	17,915	215,555
NET CASH PROVIDED BY FINANCING ACTIVITIES	862,402	307,283

NET INCREASE (DECREASE) IN CASH	147,117	40,064

CASH - beginning of year	22,476	2,413

CASH - end of period	$169,593	$42,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$108,938	$22,476

Taxes paid	$-	$-

Noncash investing and financing activities:

Common stock issued for loan modification	$153,722	$-
Shareholder contribution of equipment	$-	$33,208

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

The condensed consolidated financial statements include the results of Genesis and its subsidiary Digital Comm, Inc. (“Digital”), all of which is wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes the collectability of accounts receivable balances each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevent factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company's provision for doubtful accounts.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. GOING CONCERN

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of June 30, 2011, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Vehicles	$95,568	$95,568
Computers and Office Equipment	27,081	24,367
Equipment	168,665	146,253
Small Tools	20,211	14,183
Total	311,525	280,371

Less accumulated depreciation	(55,586)	(42,436)

Property and equipment, net	$255,939	$237,935

4.  NOTES PAYABLE – RELATED PARTY

The Company periodically receives borrowings from its principal officer and board director.  These unsecured notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.  The balance of these notes after repayments as of June 30, 2011 and December 31, 2010 is $366,387 and $348,471, respectively.

5. BANK DEBT

Bank debt consists of the following:

	June 30, 2011	December 31, 2010

Installment note payable, payable monthly principle and interest of $621.24, interest at 9.05 secured by vehicle, maturing June 2015	$24,874	$27,396

Two Lines of credit, payable monthly principle and interest, interest at 8.05%, guaranteed personally by principal shareholders, maturing June 2015 and February 2020	382,156	266,251
	407,030	293,647
Less: Current portion of debt	(64,105)	(64,105)
Long term portion of bank debt	$342,925	$229,542

Debt maturities are as follows:

Periods ending June 30:
2012	$64,105
2013	$168,665
2014	$7,277
2015	$9,495
Thereafter	$157,488

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	June 30, 2011	December 31, 2010

Note payable, UTA (net of discount of $553,588 and $265,732, respectively) refer to Note 7	$221,412	$509,628

Promissory note, 6% interest, maturing two years unsecured (described further in Note 13)	135,000	-0-

8% convertible promissory notes, unsecured, maturing November 2011	142,494	-0-

Promissory note, 5% interest rate maturing 45 days from receipt of funds	12,150	-0-

Two promissory notes due on demand, non- interest	75,000	-0-

Promissory note, unsecured, non-interest due July 2011, with 2,000,000 common shares equity component	50,000	-0-

	636,056	509,628
Less: Current portion of debt	(501,056)	(509,628)
Total
	$135,000	$-0-

Debt maturities are as follows:

Periods ending June 30:
2012		$501,056
2013		$135,000

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

Additionally, the parent company issued to UTA Capital, LLC warrants purchasing 20,952,381 shares of common stock in Genesis exercisable at $0.15 per share which provide for a cashless exercise. Pursuant to generally accepted accounting  standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. This amount, totaling approximately $455,540, has been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

On June 25, 2011, the Company and lender UTA Capital LLC, entered into Second Loan Extension and Modification Agreements (“Modification Agreement”) in connection with their existing note payable with a balance of $775,000 at December 31, 2010. The Modification Agreement provided for:

a)	An extension of the original maturity date of the note from August 6, 2011 to July 30, 2012,
b)	A continuation in interest rate of 10% for the remainder of the loan,
c)
After the Initial Period, all monthly cash receipts from purchase orders financed pursuant to the Master Agreement entered on June 30, 2011 between the Company and Tekmark  beginning August 2011, after reduction for payroll expenses and fees paid to Tekmark relating to the Tekmark financing, will be distributed at the end of each month in the following order of priority:

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  NOTE PAYABLE – UTA- (continued)

i.
On August 31, 2011 and September 30, 2011, first $50,000 to the Company and $35,000 to UTA as a reduction of principal, and of any remaining balance 40% to the Company and 60% to UTA as a reduction of principal.

ii.
On October 31, 2011 and November 30, 2011, and on the last day of each following month, first $50,000 to the Company and $50,000 to UTA as a reduction of principal, and of any remaining balance 50% to the Company and 50% to UTA as a reduction of principal.

d)
Commencing in January 2012, at each month end in which the Company has consolidated gross revenues of $500,000 or more, the Company shall pay UTA as a reduction of principal, the greater of $50,000 or 10% of the gross consolidated revenues.

The 2nd Modification Agreement also provided for certain repayments of the loan in the event the Company secures additional equity and/or financing.  In exchange for consenting to the 2nd Modification Agreement the lender was issued 292,439 shares of the Company’s common stock; and a continuing provision of additional shares to be issued to the lender to maintain ownership of 1% of the company’s total outstanding shares until the loan is repaid. The additional shares of common stock were unissued as of June 30, 2011 and will be recorded and valued at the fair market price on their date of issue as deferred loan cost and will be charged to loan cost expense over the remaining period of the loan.

Additionally, the warrants held by UTA representing 16% of the Company’s fully diluted common shares, pursuant to the loan agreement, increased to 41,458,121 (from 20,952,381)shares of common stock in Genesis exercisable at $0.15 per share which provide for a cashless exercise. Using professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. This additional amount, totaling approximately $1,847,145, has been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

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

The fair value upon inception of the embedded derivatives are calculated using the Black-Scholes option pricing model and determined to total $3,489,379 and recorded as embedded derivative liabilities. The embedded derivatives are revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations.

The Company accounts for the embedded conversion features included in its common stock as well as the related warrants as derivative liabilities. The aggregate fair value of derivative liabilities as of June 30, 2011 and December 31, 2010 amounted to $3,112,591 and $459,897, respectively. The increase of $2,652,694 in the fair value of the derivative liability between the respective periods is included in other expense.

9.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of June 30, 2011 and December 31, 2010 the Company had net operating loss carryforwards (“NOL’s”) of approximately $6,100,000 and $1,219,000, which will be available to reduce future taxable income and expense through 2031, subject to limitations pursuant to IRC Section 382 in the event of a more than fifty percent change of ownership.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. COMMON STOCK

On February 14, 2011 in exchange for consenting to the Modification Agreement the lender, UTA Capital LLC, the Company issued 1,282,094 shares of the Company’s common stock valued at the fair market price of $0.12 per share and recorded as deferred loan cost and amortized as interest expense over the remaining term of the loan.

On February 22, 2011the Company issued 2,000,000 to consultant Birbragher Ins Trust in exchange for consulting services relating to corporate matters valued at the fair market price of $0.12 per share reflected in the accompanying financial statements as stock compensation expense.

On February 28, 2011, the Company sold 138,888 shares of common stock to a third party for $25,000. The shares were issued on June 20, 2011.

On May 16, 2011 and June 20, 2011 the Company issued 4,000,000 shares of the Company’s common stock valued at the fair market price of $0.06 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

On June 3, 2011 the Company’s Board of Directors authorized the issuance of 2,000,000 shares and 8,500,000 shares of the Company’s common stock valued at the fair market price of $0.06 per share to 42 wireless division employees and three of the Company’s principal officers, respectively, as bonus compensation shares and recorded in the accompanying financial statements as stock compensation expense.

On June 3, 2011 the Company issued 2,000,000 shares of the Company’s common stock valued at the fair market price of $0.06 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense .

11.  STOCK COMPENSATION

For the six month period in 2011 the Company incurred $930,000 in stock compensation expense compared to $-0- in 2010 from the issuance of 5,200,000 in shares of its common stock in 2010 that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary plus the issuance of 10,500,000 bonus compensation shares to employees and officers.

Additionally, the Company recognized $240,000 in stock expense for services provided by a consultant for advice on various corporate matters.

12.RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $7,122,172 and $2,219,483 at June 30, 2011 and December 31, 2010 respectively.

Management plans to continue raising additional working capital and funds for the continued development of its contracts for services through public sale of the Company's common stock, debt securities or borrowing from financial institutions.  Management is also attempting to expand the number of job contracts which could increase cash flow during early stages of sales growth. No assurance can be given that the Company will successfully expand its number of third party jobs or that sufficient capital can be raised to support those contracts.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2011, which is the date the financial statements were issued, and has concluded that only the following events or transactions took place which would require disclosure herein.

Financing:

On July 5, 2011the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark® Global Solutions, LLC (“Tekmark”) and Munro Capital Inc. (“Munro Capital”). Pursuant to the parties’ Master Agreement, the Company is receiving financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from Munro Capital.  Both financings covered will be pursuant to Promissory Notes with two year terms, interest at 1% per month. Tekmark funding is secured by the Company’s accounts receivable. Funding by Tekmark will be in the form of payroll funding support for specific and approved customers of Digital.

As of June 30, 2011 Tekmark had advanced $30,000 in the form of an equity investment for 3,270,000 shares of the company’s common stock and commenced payroll advancing pursuant to the foregoing line of credit financing of $32,964.

Munro Capital had also provided initial funding on June 30, 2011 of $135,000. In addition Munro Capital is to be issued 15,000 shares of Series A Preferred Stock for $15,000.

As of August 12, 2011 the certificates for the Tekmark and Munro Capital shares are unissued.

The financing arrangement is geared towards the further development and expansion of the Company’s wireless infrastructure work.

The funding provided pursuant to the Master Agreement will provide Digital Comm with necessary working capital to take on substantial additional work and expand operations geographically. Digital Comm has been performing broadband installation and wireless infrastructure services in Ohio for Verizon Wireless. The relationship with Tekmark Global Solutions, LLC will also make available to Digital Comm, and the Company, on an as needed basis qualified technicians to perform the infrastructure services.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiary (acquired through a reverse merger on January 14, 2010) for 2011 and 2010 and its liquidity and capital resources at June 30, 2011.

Results of Operations

Revenues for the three and six month periods in 2011 increased by $418,124 and $600,360, respectively or 104% and 102%, respectively, as compared to the same periods in 2010 which results primarily from the company’s continued successful efforts during the current period working with Verizon Wireless pursuant to a master contract with the Digital subsidiary.

                 Cost of revenues earned in 2011 increased $246,627 or 124% and $497,131 or 163% for the three and six month periods, respectively, versus 2010, and was 54% and 67% of revenues in 2011 as compared to 49% and 52% in 2010.  This increase in costs was the result of the Company’s shifting of hiring additional project management and its own field personnel versus subcontracting the work. Cost of revenues for 2010 primarily consisted of wages, subcontractor costs and general insurance.

Included in salaries and wages for the three month June 30 period in 2011 the Company incurred $540,000 in stock compensation expense compared to $-0- in 2010 from the issuance of 2,000,000 shares of its common stock to employees and 8,500,000 shares of its common stock to three of the officers of the Company as award based compensation.  During the 2011 period the Company also recognized $150,000 of expense related to a stock issuance to an officer in the first quarter 2011.

General and administrative expenses in 2011 for the three and six month periods were 50% and 68% of revenues versus 36% and 36%  in 2010 and increased primarily from the hiring of additional personnel and resulting salaries and wages , travel , and insurance .

GAAP operating income (loss) was ($838,078) and ($1,486,932) for the three and six month periods in 2011, representing a GAAP operating margin of (102%)and (125%), respectively and increases of (2,715%) and (7,486%) compared to the same periods of 2010.

Non-GAAP operating income (loss) was ($298,077) and ($556,932) for the three and six month periods in 2011, representing a non-GAAP operating margin of (36%) and (47%), respectively and  increases of (830%) and (2,666%) compared to the same periods of 2010. Non-GAAP operating income and operating margin exclude stock-based compensation expense.

The Company also recorded $1,847,145 in expense for the three months in 2011 from the increase in carrying value of the derivative liability associated with warrants issued to third party lender UTA Capital LLC in conjunction with the acquisition borrowings for Digital.

                 Interest expense increased $547,909 and $732,638 or 69% and 64% of revenues for the three and six month periods in 2011, respectively, compared to 5% of revenues for each of the comparable periods in 2010. The increases in interest expense relates primarily to new debt undertaken from bank and third party borrowings.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2011 the Company had a working capital deficit of $842,819 as compared to a working capital deficit of $1,183,508 at December 31, 2010. This 29% increase in working capital deficit is primarily the result of additional build-up of operations for pursuit of increased wireless business in 2011 plus the inclusion of short-term borrowings from third parties and its principal shareholders.

Net cash used by operating activities for the six months in 2011 was $684,131 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, as compared to net cash used by operating activities $227,787 for the six months ended 2010.

Net cash used by investing activities for the six months ended 2011 was $31,154, which primarily consist of capital expenditures for equipment and machinery, as compared to $39,432 in 2010.

Net cash provided by financing activities for the six months in 2011 was $862,402 which resulted primarily from bank and third party borrowings compared to $307,283 in 2010.

Our cash resources were not sufficient to meet anticipated working capital requirements for at least the following three to four months. Accordingly, to resolve this shortfall in liquidity the Company continues to pursue an aggressive course to raise funds from borrowings and capital raises, although there can be no assurances that the Company will be successful in its efforts.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

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

On February 28, 2011, the Company sold 138,888 shares of common stock to a third party for $25,000 or $0.18 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution. Such shares were issued on June 20, 2011.

 On May 16, 2011 and June 20, 2011 the Company issued 4,000,000 shares of the Company’s common stock valued at the fair market price of $0.06 per share to a third party lender in connection with loan provisions of a third party borrowing. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On June 3, 2011 the Company’s Board of Directors authorized the issuance of 2,000,000 restricted  shares and 8,500,000 restricted shares of the Company’s common stock valued at the fair market price of $0.06 per share to 42 wireless division employees and three of the company’s principal officers, respectively, as bonus compensation shares. The recipients were accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipients had access to business and financial information concerning our company, and were able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On June 3, 2011 the Company issued 2,000,000 shares of the Company’s common stock valued at the fair market price of $0.06 per share to a third party lender in connection with loan provisions of a third party borrowing. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

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

GENESIS GROUP HOLDINGS, INC.

August 12, 2011	By:	/s/ Gideon Taylor
Gideon Taylor, Chief Executive Officer, principal financial and accounting officer