Form 10-Q
period 2011-09-30
GENESIS GROUP HOLDINGS INC
filed 2011-11-16
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  133,955,064 shares of common stock are issued and outstanding as of October 31, 2011.

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Assets	Unaudited

Current Assets
Cash and cash equivalents	$92,177	$22,476
Accounts receivable	392,328	148,811
Inventory	21,238	13,235
Deferred loan costs	76,925	-
Prepaid expenses	87,018	-

Total Current Assets	669,686	184,522

Property & equipment, net	272,971	237,935

Deposits	147,130	7,926

Total Assets	$1,089,787	$430,383

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$470,539	$294,689
Bank debt, current portion	115,532	64,105
Accrued expenses	328,400	151,497
Notes payable, related parties	480,367	348,471
Notes payable, other, current portion	781,130	509,268

Total Current Liabilities	2,175,968	1,368,030

Other Liabilities:
Bank debt, net of current portion	529,527	229,542
Notes payable, other,net of current portion	220,000	-
Derivative liability	954,454	459,897

Total Other Liabilities	1,703,981	689,439

Stockholders' Deficiency:
Common stock, $.0001 par value, 500,000,000 shares
authorized; 133,955,064 and 105,973,976 shares issued and	13,396	10,597
outstanding (3,270,000 shares issuable)
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outanding (15,000 shares issuable)	15	-
Additional paid-in-capital	3,209,885	581,800
Accumulated deficit	(6,013,458)	(2,219,483)

Total Stockholders' Deficiency	(2,790,162)	(1,627,086)

Total Liabilities and Stockholders' Deficiency	$1,089,787	$430,383

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-Unaudited-

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010

Revenues	$1,515,003	$123,317	$2,703,830	$711,784
Cost of revenues earned	711,401	384,493	1,513,058	689,020

GROSS PROFIT	803,602	(261,176)	1,190,772	22,764

OPERATING EXPENSES
Depreciation and amortization	14,916	16,516	28,066	66,065
Salaries and wages	901,345	-	1,018,074	-
Stock compensation	-	2,460,000	930,000	2,460,000
General and administrative	267,050	318,583	1,081,273	532,842

TOTAL OPERATING EXPENSES	1,183,311	2,795,099	3,057,413	3,058,907

INCOME (LOSS) FROM OPERATIONS	(379,709)	(3,056,275)	(1,866,640)	(3,036,143)

OTHER EXPENSES
Unrealized (gain)loss on fair value of derivative	(2,158,137)	-	494,557	-
Interest expense	334,698	23,925	1,097,762	54,351

TOTAL OTHER (INCOME)EXPENSE	(1,823,439)	23,925	1,592,319	54,351

NET INCOME ( LOSS)	$1,443,730	$(3,080,200)	$(3,458,961)	$(3,090,494)

LOSS PER COMMON SHARE
Basic and fully diluted	$0.01	$(0.02)	$(0.03)	$(0.02)

Weighted average number of common shares
outstanding-basic and diluted	132,358,358	164,242,135	118,663,137	161,931,024

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited-

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,458,961)	$(3,090,494)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	28,066	66,065
Amortization of debt discount	537,591	-
Amortization of loan costs	568,931	-
Stock compensation for services	930,000	2,460,000
Increase in fair value of derivative liability	494,557	-
Changes in assets and liabilities:
Increase in accounts receivable	(243,517)	(28,969)
Increase in loan receivable-employee	-	(26,154)
Decrease in inventory and other	(106,605)	(27,045)
Increase in accounts payable and accrued expenses	352,753	44,331
Total adjustments	2,561,776	2,488,228

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(897,185)	(602,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(63,102)	(199,123)
NET CASH USED IN INVESTING ACTIVITIES	(63,102)	(199,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(26)
Proceeds from sale of common stock	283,496	-
Borrowings from bank, net of $14,528 in payments	108,472	402,982
Borrowings from third parties, net of $77,600 in payments	620,103	960,000
Borrowings from related party, net of $4,500 in payments	17,917	(82,611)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,029,988	1,280,345

NET INCREASE (DECREASE) IN CASH	69,701	478,956

CASH - beginning of year	22,476	2,413

CASH - end of period	$92,177	$481,369

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

The condensed consolidated financial statements include the results of Genesis and its subsidiaries Digital Comm, Inc. (“Digital”) and Tropical Communications, Inc. (“Tropical”), all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC.

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

On August 22, 2011 the Company acquired 100% interest in Tropical Communications, Inc. (“Tropical”), a Florida corporation, based in Miami, Florida. Tropical is a State licensed Low Voltage and Underground contractor and provides services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the South Florida area. . The purchase price for Tropical was $72,000 paid with 1,000,000 shares of common stock in the Company valued at $.072  per share , an earn-out provision for additional shares of stock in the Company based on a formula tied to future earnings of Tropical,  and an employment agreement.

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

1.  ACCOUNTING POLICIES (continued)

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

2. GOING CONCERN

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of September 30, 2011, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2011	2010
Vehicles	$120,462	$95,568
Computers and Office Equipment	36,632	24,367
Equipment	296,037	146,253
Small Tools	20,505	14,183
Total	473,636	280,371

Less accumulated depreciation	(200,665)	(42,436)

Property and equipment, net	$272,971	$237,935

4.  NOTES PAYABLE – RELATED PARTY

The Company periodically receives borrowings from its principal officers and board director.  These unsecured notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.  The balance of these notes after repayments as of September 30, 2011 and December 31, 2010 is $480,367 and $348,471, respectively.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. BANK DEBT

Bank debt consists of the following:
	September 30, 2011	December 31, 2010

Installment note payable, payable monthly principle
and interest of $621.24, interest at 9.05%
secured by vehicle, maturing June 2015	$23,575	$27,396

Four Lines of credit, payable monthly principle
and interest, with interest ranging 8.05% to 9.75%,
guaranteed personally by principal shareholders,
maturing June 2015 and February 2020	621,484	266,251
	645,059	293,647
Less: Current portion of debt	(69,119)	(64,105)
Long term portion of bank debt	$575,940	$229,542

6.  NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	September 30, 2011	December 31, 2010
Note payable, UTA (net of discount of $425,837 and
$265,732, respectively) refer to Note 7	$349,163		$509,628

Promissory note, 6% interest, maturing two years
unsecured (described further below)	449,073		- 0 -

8% convertible promissory notes, unsecured,
maturing November 2011	109,994		- 0 -

Promissory note, 5% interest rate, due on demand	2,900		- 0 -

Two promissory notes due on demand, non- interest	43,000		- 0 -

Promissory note, unsecured, non-interest due July 2011,
with 2,000,000 common shares equity component	47,000		- 0 -

	1,001,130		509,628

Less: Current portion of debt	(781,130)		(509,628)

Long term portion of notes payable, other	$220,000	$	- 0 -

On July 5, 2011the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark® Global Solutions, LLC (“Tekmark”) and Munro Capital Inc. (“Munro Capital”). Pursuant to the parties’ Master Agreement, the Company is receiving financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from Munro Capital.  Both financings covered are pursuant to Promissory Notes with two year terms, interest at 1% per month. Tekmark funding is secured by the Company’s accounts receivable. Funding by Tekmark will be in the form of payroll funding support for specific and approved customers of Digital. As of September 30, 2011 the balances owed Tekmark and Munro Capital was $204,073 and $245,000, respectively, combined $449,073 as reflected above.

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

Additionally, the parent company issued to UTA Capital, LLC warrants purchasing 20,952,381 shares of common stock in Genesis exercisable at $0.15 per share which provide for a cashless exercise. Pursuant to generally accepted accounting standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. This amount, totaling approximately $455,540, has been recorded as a debt discount and charged to interest expense over the life of the promissory note.

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

As of October 3, 2011 the Company has not achieved in excess of $50,000 in monthly profit and therefore, has not been obligated to pay down any principal to UTA as described above, other than interest payments.

d)
Commencing in January 2012, at each month end in which the Company has consolidated gross revenues of $500,000 or more, the Company shall pay UTA as a reduction of principal, the greater of $50,000 or 10% of the gross consolidated revenues.

The 2nd Modification Agreement also provided for certain repayments of the loan in the event the Company secures additional equity and/or financing.  In exchange for consenting to the 2nd Modification Agreement the lender was issued 292,439 shares of the Company’s common stock; and a continuing provision of additional shares to be issued to the lender to maintain ownership of 1% of the company’s total outstanding shares until the loan is repaid. The additional shares of common stock were unissued as of September 30, 2011 and will be recorded and valued at the fair market price on their date of issue as deferred loan cost and will be charged to loan cost expense over the remaining period of the loan.

Additionally, the warrants held by UTA representing 16% of the Company’s fully diluted common shares, pursuant to the loan agreement, increased to 41,458,121 (from 20,952,381)shares of common stock in Genesis exercisable at $0.15 per share which provide for a cashless exercise. Using professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. This additional amount, totaling approximately $1,847,145, has been recorded as a debt discount as of June 30, 2011 that will be charged to interest expense over the life of the promissory note.

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

The Company accounts for the embedded conversion features included in its common stock as well as the related warrants as derivative liabilities. The aggregate fair value of derivative liabilities as of September 30, 2011 and December 31, 2010 amounted to $954,454 and $459,897, respectively. The increase of $494,557 in the fair value of the derivative liability between the respective periods is included in other expense.

9.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of September 30, 2011 and December 31, 2010 the Company had net operating loss carryforwards (“NOL’s”) of approximately $6,100,000 and $1,219,000, which will be available to reduce future taxable income and expense through 2031, subject to limitations pursuant to IRC Section 382 in the event of a more than fifty percent change of ownership.

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

On July 5, 2011 the Company sold 3,270,000 shares of the company’s common stock to lender Tekmark for $30,000 as an equity investment.

On July 26, 2011the Company issued 1,000,000 to Interactive Business Alliance in exchange for consulting services relating to public relations valued at the fair market price of $0.11 per share.

On August 11 and August 25, 2011, the Company issued 683,116 shares of common stock for $32,500 in debt conversion to a third party lender.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  COMMON STOCK (continued)

On August 12, 2011 the Company issued 2,107,000 shares of common stock valued at the fair market value price of $0.06 per share to three principals in connection with the pending acquisition of Premier Cable Designs, Inc. The shares were issued as an advance payment pending the closing and recorded as a deposit in the accompanying financial statements.

On September 30, 2011 the Company issued 1,000,000 shares of common stock valued at the fair market value price of $0.072 per share as acquisition cost to one principal in connection with the purchase of Tropical Communications, Inc.

11.  PREFERRED STOCK

The Company issued to lender/investor Munro Capital 15,000 shares of Series A Preferred Stock for $15,000.

12.  STOCK COMPENSATION

For the nine month period in 2011 the Company incurred $930,000 in stock compensation expense compared to $-0- in 2010 from the issuance of 5,200,000 in shares of its common stock in 2010 that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary plus the issuance of 10,500,000 bonus compensation shares to employees and officers.

Additionally, the Company recognized $240,000 in stock expense for services provided by a consultant for advice on various corporate matters.

13.  RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $6,013,458 and $2,219,483 at September 30, 2011 and December 31, 2010 respectively.

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

14.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2011, which is the date the financial statements were issued, and has concluded that no events or transactions took place which would require disclosure herein.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operation for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiaries for 2011 and 2010 and its liquidity and capital resources at September 30, 2011.

Results of Operations
Revenues for the three and nine month periods in 2011 increased by $1,391,686 and $1,992,046, respectively or 1,129% and 280%, respectively, as compared to the same periods in 2010 which results primarily from the company’s continued successful efforts during the current period working with Verizon Wireless pursuant to a master contract with the Digital subsidiary and, the inclusion of revenues from the recent acquisition of Tropical Communications, Inc.

                 Cost of revenues earned in 2011 increased $326,908 or 85% and $824,038 or 120% for the three and nine month periods, respectively, versus 2010, and was 47% and 56% of revenues in 2011 as compared to 312% and 97% in 2010.  These changes in costs of revenues were the result of the hiring of additional field personnel and equipment repairs required to service the increased business. Cost of revenues for 2010 primarily consisted of wages, subcontractor costs and general insurance.

For the nine month September 30 period in 2011 the Company incurred $540,000 in stock compensation expense compared to $2,460,000 in 2010 from the issuance of 2,000,000 shares of its common stock to employees and 8,500,000 shares of its common stock to three of the officers of the Company as award based compensation.  During the 2011 period the Company also recognized $150,000 of expense related to a stock issuance to an officer in the first quarter 2011 and, $240,000 of expense related to stock issuance to a consultant for services relating to corporate matters.

General and administrative expenses in 2011 for the three and nine month periods were 18% and 40% of revenues versus 258% and 75%  in 2010 and increased primarily from the hiring of additional personnel and resulting salaries and wages , travel , and insurance .

GAAP operating income (loss) was -$379,709 and -$1,866,641 for the three and nine month periods in 2011, representing a GAAP operating margin of -25% and -69%, respectively and increases of -88% and -39% compared to the same periods of 2010.

Non-GAAP operating income (loss) was -$379,709 and -$936,641 for the three and nine month periods in 2011, representing a non-GAAP operating margin of -25% and -35%, respectively and increases of -36% and 36% compared to the same periods of 2010. Non-GAAP operating income and operating margin exclude stock-based compensation expense.

The Company also recorded $2,158,137 in unrealized gain for the three months in 2011 from the decrease in carrying value of the derivative liability associated with warrants issued to third party lender UTA Capital LLC in conjunction with the acquisition borrowings for Digital.

                 Interest expense increased $310,773 and $1,043,411 or 22% and  41% of revenues for the three and nine month periods in 2011, respectively, compared to 19% and 8% of revenues for each of the comparable periods in 2010. The increases in interest expense relates primarily to new debt undertaken from bank and third party borrowings.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2011 the Company had a working capital deficit of $1,506,282 as compared to a working capital deficit of $1,183,508 at December 31, 2010. This 27 % increase in working capital deficit is primarily the result of additional build-up of operations for pursuit of increased wireless business in 2011 plus the inclusion of short-term borrowings from third parties and its principal shareholders.

Net cash used by operating activities for the nine months in 2011 was $897,185 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, as compared to net cash used by operating activities $602,266 for the nine months ended 2010.

Net cash used by investing activities for the nine months ended 2011 was $63,102, which primarily consists of capital expenditures for equipment and machinery, as compared to $199,123 in 2010.

Net cash provided by financing activities for the nine months in 2011 was $1,029,988 which resulted primarily from bank and third party borrowings compared to $1,280,345 in 2010.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by report, our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures.  The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Securities Exchange Act of 1934.  To remediate the material weaknesses in disclosure controls and procedures related to our inability to timely file reports and other information with the SEC, we hired experienced accounting personnel to assist with filings and financial record keeping.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the nine months covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

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

On July 5, 2011 the Company issued 3,270,000 shares of the Company’s common stock for $30,000 in equity investment to a third party lender contemporaneous to a third party borrowing. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On July 26, 2011the Company issued 1,000,000 shares of the Company’s common stock to Interactive Business Alliance in exchange for consulting services relating to public relations valued at the fair market price of $0.11 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On August 11 and August 25, 2011, the Company issued 683,116 shares of common stock for $32,500 in debt conversion to a third party lender. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On August 12, 2011 the Company issued 2,107,000 shares of common stock valued at the fair market value price of $0.06 per share to three principals in connection with the pending acquisition of Premier Cable Designs, Inc. The shares were issued as an advance payment pending the closing and recorded as a deposit in the accompanying financial statements. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

On September 30, 2011 the Company issued 1,000,000 shares of common stock valued at the fair market value price of $0.072 per share to one principal in connection with the acquisition of Tropical Communications, Inc. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipient had access to business and financial information concerning our company, was able to bear the economic risk of an investment in our securities and acquired with securities solely for his account for personal investment and not with a view to, or for resale in connection with, any distribution.

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         (Removed and Reserved).

Item 5.         Other Information.

None

Item 6.         Exhibits.

No.	Description
10.14	Master Loan Agreement dated June 24, 2011 with Tekmark Global Solutions, LLC and MMDGenesis LLC *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS GROUP HOLDINGS, INC.
November 16 ,2011	By: /s/ Gideon Taylor
Gideon Taylor, Chief Executive Officer, principal financial and accounting officer