Form 10-Q/A
period 2011-09-30
GENESIS GROUP HOLDINGS INC
filed 2011-11-28
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT #1
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission File Number: 000-32037

GENESIS GROUP HOLDINGS, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	65-0908171
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

2500 N. MILITARY TRAIL, SUITE 275
Boca Raton, FL	33431
(Address of Principal Executive Offices)	(Zip code)

(516) 988-1988
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of October 31, 2011, 133,955,064 shares of the issuer’s common stock, $0.0001 par value per share, were outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Genesis Group Holdings, Inc. for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 16, 2011 (Accession Number: (0001213900-11-006167), is to correct presentation of three month results for the company’s recent acquisition and furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Assets	Unaudited

Current Assets
Cash and cash equivalents	$92,177	$22,476
Accounts receivable	392,328	148,811
Inventory	21,238	13,235
Deferred loan costs	76,925	-
Prepaid expenses	87,018	-

Total Current Assets	669,686	184,522

Property & equipment, net	272,971	237,935

Deposits	147,130	7,926

Total Assets	$1,089,787	$430,383

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$470,539	$294,689
Bank debt, current portion	115,532	64,105
Accrued expenses	328,400	151,497
Notes payable, related parties	480,367	348,471
Notes payable, other, current portion	781,130	509,268

Total Current Liabilities	2,175,968	1,368,030

Other Liabilities:
Bank debt, net of current portion	529,527	229,542
Notes payable, other,net of current portion	220,000	-
Derivative liability	954,454	459,897

Total Other Liabilities	1,703,981	689,439

Stockholders' Deficiency:
Common stock, $.0001 par value, 500,000,000 shares
authorized; 133,955,064 and 105,973,976 shares issued and	13,396	10,597
outstanding (3,270,000 shares issuable)
Preferred stock, $.0001 par value, 50,000,000 authorized;
none issued or outstanding (15,000 shares issuable)	15	-
Additional paid-in-capital	3,209,885	581,800
Accumulated deficit	(6,013,458)	(2,219,483)

Total Stockholders' Deficiency	(2,790,162)	(1,627,086)

Total Liabilities and Stockholders' Deficiency	$1,089,787	$430,383

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-Unaudited-

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010

Revenues	$651,299	$123,317	$2,703,830	$711,784
Cost of revenues earned	330,569	384,493	1,513,058	689,020

GROSS PROFIT	320,730	(261,176)	1,190,772	22,764

OPERATING EXPENSES
Depreciation and amortization	14,916	16,516	28,066	66,065
Salaries and wages	607,591	-	1,018,074	-
Stock compensation	-	2,460,000	930,000	2,460,000
General and administrative	138,431	318,583	1,081,273	532,842

TOTAL OPERATING EXPENSES	760,938	2,795,099	3,057,413	3,058,907

INCOME (LOSS) FROM OPERATIONS	(440,208)	(3,056,275)	(1,866,640)	(3,036,143)

OTHER EXPENSES
Unrealized (gain)loss on fair value of derivative	(2,158,137)	-	494,557	-
Interest expense	320,705	23,925	1,097,762	54,351

TOTAL OTHER (INCOME)EXPENSE	(1,837,432)	23,925	1,592,319	54,351

NET INCOME ( LOSS)	$1,397,224	$(3,080,200)	$(3,458,961)	$(3,090,494)

LOSS PER COMMON SHARE
Basic and fully diluted	$0.01	$(0.02)	$(0.03)	$(0.02)

Weighted average number of common shares
outstanding-basic and diluted	132,358,358	164,242,135	118,663,137	161,931,024

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

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. BANK DEBT

Bank debt consists of the following:

	September 30, 2011	December 31, 2010

Installment note payable, payable monthly principle
and interest of $621.24, interest at 9.05%
secured by vehicle, maturing June 2015	$23,575	$27,396

Four Lines of credit, payable monthly principle
and interest, with interest ranging 8.05% to 9.75%,
guaranteed personally by principal shareholders,
maturing June 2015 and February 2020	621,484	266,251
	645,059	293,647
Less: Current portion of debt	(115,532)	(64,105)
Long term portion of bank debt	$529,527	$229,542

6.  NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	September 30, 2011	December 31, 2010
Note payable, UTA (net of discount of $425,837 and
$265,732, respectively) refer to Note 7	$349,163		$509,628

Promissory note, 6% interest, maturing two years
unsecured (described further below)	449,073		- 0 -

8% convertible promissory notes, unsecured,
maturing November 2011	109,994		- 0 -

Promissory note, 5% interest rate, due on demand	2,900		- 0 -

Two promissory notes due on demand, non- interest	43,000		- 0 -

Promissory note, unsecured, non-interest due July 2011,
with 2,000,000 common shares equity component	47,000		- 0 -

	1,001,130		509,628

Less: Current portion of debt	(781,130)		(509,628)

Long term portion of notes payable, other	$220,000	$	- 0 -

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

Results of Operations

Revenues for the three and nine month periods in 2011 increased by $527,982 and $1,992,046, respectively or 480% and 280%, respectively, as compared to the same periods in 2010 which results primarily from the company’s continued successful efforts during the current period working with Verizon Wireless pursuant to a master contract with the Digital subsidiary and, the inclusion of revenues from the recent acquisition of Tropical Communications, Inc.

Cost of revenues earned in 2011 increased -$53,924 or-145% and $824,038 or 120% for the three and nine month periods, respectively, versus 2010, and was 51% and 56% of revenues in 2011 as compared to 312% and 97% in 2010.  These changes in costs of revenues were the result of the hiring of additional field personnel and equipment repairs required to service the increased business. Cost of revenues for 2010 primarily consisted of wages, subcontractor costs and general insurance.

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

General and administrative expenses in 2011 for the three and nine month periods were 21% and 40% of revenues versus 258% and 75%  in 2010 and increased primarily from the hiring of additional personnel and resulting salaries and wages , travel , and insurance .

GAAP operating income (loss) was -$440,208 and -$1,866,641 for the three and nine month periods in 2011, representing a GAAP operating margin of -68% and -69%, respectively and increases of -86% and -39% compared to the same periods of 2010.

Non-GAAP operating income (loss) was -$440,208 and -$936,641 for the three and nine month periods in 2011, representing a non-GAAP operating margin of -68% and -35%, respectively and increases of -86% and 36% compared to the same periods of 2010. Non-GAAP operating income and operating margin exclude stock-based compensation expense.

The Company also recorded $2,158,137 in unrealized gain for the three months in 2011 from the decrease in carrying value of the derivative liability associated with warrants issued to third party lender UTA Capital LLC in conjunction with the acquisition borrowings for Digital.

Interest expense increased $296,781 and $1,043,411 or 49% and  41% of revenues for the three and nine month periods in 2011, respectively, compared to 19% and 8% of revenues for each of the comparable periods in 2010. The increases in interest expense relates primarily to new debt undertaken from bank and third party borrowings.

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

PART II

OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).
31.2	Section 302 Certification of Principal Financial and Accounting Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).
32.1
Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS GROUP HOLDINGS, INC.

Date: November 21, 2011	By:	/s/ Gideon Taylor
		Name:	Gideon Taylor
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Date: November 21 , 2011	By:	/s/ Gideon Taylor
		Name:	Gideon Taylor
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).
31.2	Section 302 Certification of Principal Financial and Accounting Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).
32.1
Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer(previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.