Form 10-K
period 2011-12-31
GENESIS GROUP HOLDINGS INC
filed 2012-04-16
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☒ Yes ☐ No

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter.  Approximately $1,2
00,000 on April 5, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   167,945,163 shares of common stock are issued and outstanding as of March 31, 2012.

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

GENESIS GROUP HOLDINGS, INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

●	delays or difficulties related to the commencement or completion of contracts, including additional costs, reductions in revenues or the payment of completion penalties or liquidated damages;
●	actions of suppliers, subcontractors, customers, competitors, banks, surety providers and others which are beyond our control including suppliers' and subcontractor's failure to perform;
●
the effects of estimates inherent in our percentage-of-completion accounting policies including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;

●
cost escalations associated with our fixed-unit price contracts, including changes in availability, proximity and cost of materials such as steel, concrete, aggregate, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;

●	our dependence on a few significant customers;
●
adverse weather conditions - although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incident of rain, snow, hurricanes, etc., may differ significantly from these expectations;

●	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;
●	changes in general economic conditions and resulting reductions or delays, or uncertainties regarding governmental funding for infrastructure services;
●	adverse economic conditions in our markets;
●	our ability to successfully identify, complete and integrate acquisitions;
●	citations and fines issued by any government authority;
●	risks associated with the terms of the Note and Warrant Purchase Agreement with UTA Capital LLC, and
●	the other factors discussed in more detail in Item 1A. —Risk Factors

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Genesis", "we"", "our", the "Company" and similar terms refer to Genesis Group Holdings, Inc., a Delaware corporation, and wholly owned subsidiary Digital Comm Inc., a Florida corporation (“Digital Comm”).  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010 and “2011” refers to the year ending December 31, 2011.

The information which appears on our web site at www.genesisgroupholdingsinc.com is not part of this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

We are a national provider of specialty and end-to-end outsourced network and infrastructure services to the wireless and wireline telecommunications industry.  These services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to telecommunications providers, original equipment manufacturers (“OEMs”), and governmental entities. Our core services include the design, engineering, construction, deployment, integration and maintenance of complex and converging wireless and wireline networks. These services are critical to our customers’ ability to deliver voice, video and data services to their end users.

We have established relationships with many leading telephone companies, cable television multiple system operators, OEMs and others, including AT&T Inc., Comcast Corporation, Verizon Communications Inc., Hotwire Communications, Alpha Technologies Inc. and Miami Dade Public Schools.    We are currently performing work with these entities and expect to continue to provide these services for the foreseeable future.

Our operations experience has given us a deep and comprehensive understanding of the markets we serve, as well as the ability to effectively manage people, projects and equipment. It allows us to proactively identify challenges, avoid pitfalls, and overcome obstacles, and to accurately set and meet expectations for our clients’ schedule and budget. We operate through our wholly owned subsidiaries. Digital Comm Inc.; Tropical Communications, Inc. a licensed low voltage and underground contractor; and Rives Monteiro Engineering LLC, a cable-engineering firm performing services in the Southeastern United States and internationally

Industry

There are several industry trends driving the demand for our services:

Growing Wireless Market Driven by Increasing Demand for Wireless Data Services

The U.S. wireless telecommunications market exceeded $228 billion in revenue in 2010 and is expected to grow at a compound annual growth rate, or CAGR, of 5.7% through 2014, reaching a total market size of $286 billion, according to the TIA’s 2011 ICT Market Review and Forecast (c) 2011 by the Telecommunications Industry Association, Arlington, Va., USA, or the TIA Report. According to the TIA Report, cellular phone usage passed 94% of the U.S. population and is expected to reach 99.9% by 2014. Data usage over wireless networks is rapidly increasing as more consumers surf the Internet, check email and watch video on mobile devices. Providers are reporting that data traffic, including Internet access, video messaging and other services, has begun to outpace voice traffic.

According to the Cisco Visual Networking Index Global Mobile Data Forecast, 2010-2015, or Cisco VNI,  globally, mobile data traffic is expected to grow at a CAGR of 92% between 2010 and 2015, as smartphones, tablets, laptops, 3G and 4G modems and other telecommunications devices are becoming increasingly utilized by consumers.  An October 2010 study conducted by the FCC estimates that mobile data demand will exceed available wireless capacity in the near-term; growing to between 25 and 50 times 2010 levels of demand by 2014.

Need for Ongoing Capacity Management and Network Modernization to Address Growing Complexities The rapid evolution of services, technology and usage in wireless networks is driving service providers to undertake a number of initiatives to increase coverage, capacity and performance of their existing networks, including service providers adding and upgrading cell sites nationwide. The FCC estimates that this wireless data growth will result in the addition of nearly 100,000 cell sites between 2009 and 2014 and wireless data growth per cell site of 25 times during such period. As the use and number of wireless cell sites continue to grow rapidly, the need for constructing robust backhaul capabilities will also grow.

Additionally, service providers are also performing ongoing grooming of their networks, which includes end-to-end network upgrades, growth, balancing, optimization, downscale and decommissioning and capacity alignment. Finally, major regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to provide additional backhaul capacity to support the additional data usage at cell sites. These initiatives by our customers require them to add, modify or upgrade their physical infrastructure and provide us with opportunities for additional services to address their requirements. We believe the wireless industry will continue to face the need for design, engineering, installation, integration, optimization, construction, commissioning, and testing services for the foreseeable future.

Evolution to 4G Wireless Standard Driving Infrastructure Build-outs

To meet the increased demand for wireless data services, several telecommunications providers, including AT&T, Verizon Wireless, Sprint, T-Mobile, Clearwire, and LightSquared, among others, have recently begun to upgrade, or have announced plans to upgrade, their wireless networks to support the 4G wireless standard. We believe the build-out of wireless networks by these carriers could take approximately three to five years or longer, and we expect this evolution to the 4G standard to provide us with opportunities to participate in the build-outs of 4G wireless networks for several U.S.-based carriers, and to provide ongoing maintenance services to these customers.

Increasing Trend for Carriers to Outsource Non-Core Services

Service providers are under increasing competitive pressure to deliver a high level of performance and additional next generation services to their customers. At the same time, as average revenue per user decreases in the industry, service providers must reduce their costs in order to improve profitability. As a result, many have adopted an outsourcing model of non-core services, which allows them to focus on core competencies. This outsourced model provides better flexibility, efficiency and cost than self-performing the required services to design, build and maintain their complex network offerings. According to the TIA Report, the wireless telecommunications and network infrastructure outsourcing market has grown annually at a 9.5% growth rate since 2004 and is expected to continue to grow at a 5.9% rate through 2014, becoming a $21.6 billion market.

OEMs Increasingly Providing Managed Services Offerings

OEMs are increasingly bundling their equipment and software with ongoing services to provide complete managed services to their service provider customers and to create deeper customer relationships. However, similar to their customers, OEMs are also under increasing pressure to reduce costs and grow profitability. As a result, many OEMs look to outsource non-core services such as network design and engineering services, to professional services firms and concentrate their internal resources on other core areas. This trend creates significant opportunities for outsourced design and engineering services. We believe this trend creates significant opportunities for companies such as ours to be an outsourcing vendor to OEMs. Need for Outsourcing in Network-Based Industries such as Electric, Utility and Cable and Satellite We believe the trends described above in the telecommunications vertical are also relevant to several other verticals, such as power and utility and cable and satellite. Electric utilities are increasingly adding intelligence to their grids by building Internet Protocol, or IP,-based networks, also referred to as “smart” grids. These IP-based networks will require similar network design, engineering and network integration work as is required in telecommunications networks. In the renewable energy segment, many companies will need to perform site acquisitions, structural work, supply chain management, construction management, tower erections, electronics integrations and overall professional project management, similar to what telecommunications companies have been required to perform in building cell towers. We believe that many of these companies will outsource the professional services required for these functions as opposed to expand their internal organized workforce to support them. Additionally, the cable and satellite industry has historically leveraged the lower cost labor of outsourced partners to perform the majority of their customer premise work, which we believe will continue to grow.

Our Services

We help carriers and OEMs design, engineer, construct, deploy, integrate, maintain and, finally, decommission critical elements across the telecommunications network infrastructure. Our "one-stop" capabilities include project development, procurement, design, engineering, construction management, and on- going maintenance and operations services for telecommunications networks.  The projects include the construction of fiber networks that provide advanced digital voice, data and video communications and wireless infrastructure deployment.

Wireless Communication Services.  Our wireless division provides enhancements to existing wireless telephone and data networks, designed to improve productivity for specified applications.  In 2011 a significant portion of the Company’s revenue was derived from the Wireless division.  That division is capable of providing a full-range of solutions to OEM’s and wireless carriers throughout the United States. The scope of work the Company completes within its Wireless division includes, but is not limited to: wireless equipment installation, commissioning, implementation and integration for TDMA, CDMA, GSM, GSM/UMTS, CDMA/EVDO 4G LTE, and WIMAX.  The Company has been assisting in the Verizon Wireless 4G LTE Network Deployments, by providing installation and commissioning technicians and integration engineers to assist with Verizon’s 4G LTE network deployment throughout the United States

Engineering.  We provide outside plant engineers to telecommunication providers, together with services that include project development, procurement, design, engineering, construction management, and on-going maintenance.

Structured Cabling / DAS Systems

The inside plant services, also known as premise wiring; that we provide include design, engineering, installation and integration of telecommunications networks for voice, video and data inside customers’ facilities. Additionally, we provide maintenance and installation of electric utility grids and water and sewer utilities. We provide outside plant telecommunications services primarily under hourly and per unit basis contracts to local telephone companies. We also provide these services to US Corporations, long distance telephone companies, electric utility companies, local municipalities and cable television multiple system operators.

Training.  Taking advantage of Federal funding made available at local levels for job creation and back-to -work training, we recently created a School of Telecommunications. The training division is offering training programs to individuals looking for a career in telecommunications. Our first such training center was established in Ft Myers, Florida in partnership with the Southwest Florida Workforce Development Board

Our Position in the Marketplace.

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

Growth Through Selective Acquisitions

We intend to pursue growth and market share through selective acquisitions.  In particular, we will pursue those acquisitions that we believe will provide us with incremental revenue and diversification while complementing our existing operations.  We intend to target companies for acquisition that are profitable, with proven operating histories and sound management. We completed two acquisitions in 2011 and we expect to complete at least two more in 2012. The Company may be required to raise additional capital in order to complete these acquisitions.

Master Contracts and Other Service Agreements

A portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years.  We are approved vendors for many telecommunication companies and utilities, including AT&T, Verizon and Ericsson.  Master Service agreements generally contain customer specified service requirements, such as discrete pricing for individual tasks. We also work with local government agencies.  Whether in the public or private sectors, a customer’s decision to engage us with respect to a specific construction or maintenance project is often made by local customer management.  Historically, most of our agreements have been awarded through a competitive bidding process; however, we may be able to extend some of these agreements on a negotiated basis.

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

Employees

As of December 31, 2011 we had 59 full time employees and one part-time employee.

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

On January 14, 2010 the Company acquired all the outstanding shares of Digital Comm in exchange for 50,000,000 shares of our common stock. Digital was originally formed on September 13, 2006 and on January 14, 2010 was merged into Genesis as a wholly owned subsidiary. Digital is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

On August 22, 2011 the Company acquired 100% interest in Tropical Communications, Inc. (“Tropical”), a Florida corporation, based in Miami, Florida. Tropical is a State licensed Low Voltage and Underground contractor and provides services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the South Florida area. The purchase price for Tropical was $90,000 paid with 1,000,000 shares of common stock in the Company valued at $.09  per share and an earn-out provision for additional shares of stock in the Company based on a formula tied to future earnings of Tropical.

On December 29, 2011 the Company acquired a 49% stake in Rives Monteiro Engineering LLC. (“RME”), an engineering firm and certified woman owned business based in Tuscaloosa, Al.  The Company also acquired 100% of Rives Monteiro Leasing LLC an equipment provider for the cable-engineering services. The Company has an option to purchase the remaining 51% of RME.  The entire combined transaction was paid with 7.5 million shares of Common Stock in the Company, $100,000 in cash and an additional $0.2 million to be paid pursuant to a six month promissory note.

ITEM 1A.	RISK FACTORS.

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

On June 25, 2011, the Company and lender UTA Capital LLC, entered into Second Loan Extension and Modification Agreements (“Modification Agreement”) in connection with their existing note payable with a balance of $775,000 at December 31, 2010. The Modification Agreement provided for:

a)           An extension of the original maturity date of the note from August 6, 2011 to July 30, 2012,
b)           A continuation in interest rate of 10% for the remainder of the loan.

The 2nd Modification Agreement also provided for certain repayments of the loan in the event the Company secures additional equity and/or financing.  In exchange for consenting to the 2nd Modification Agreement the lender was issued 292,439 shares of the Company’s common stock; and a continuing provision of additional shares to be issued to the lender to maintain ownership of 1% of the company’s total outstanding shares until the loan is repaid. The additional shares of common stock were unissued as of December 31, 2011 and will be recorded and valued at the fair market price on their date of issue as deferred loan cost and will be charged to loan cost expense over the remaining period of the loan. . Subsequent thereto, the Company issued to the UTA Capital, LLC, as additional consideration for failure to timely satisfy a certain First Extension post-amendment covenant, an additional 500,000 shares of the Company’s common stock.

On December 30, 2011, Digital Comm entered into a Third Loan Extension and Modification extending the Maturity Date to January 31, 2013 and to modify other terms and conditions of the first Amended and Restated Note issued with the First Extension, and the Purchaser, upon and subject to all covenants, terms and conditions provided herein and in the Third Amended and Restated Note. In connection with the Modification, the Company repaid $25,000 of the principal balance of the Loan, in connection with certain new cumulative additional equity or unsecured subordinated debt investment totaling $0.5 million and agreed to pay an additional  $25,000 of the principal balance of the Loan upon receipt by of cumulative equity or unsecured subordinated debt investment totaling $0.75 and an additional  $25,000 of the principal balance of the Loan upon receipt by Digital Comm or the Company of cumulative equity or unsecured subordinated debt investment of $1.0 million such that $75,000 of the principal balance of the Loan will be amortized upon receipt of $1.0 million of gross proceeds in equity or unsecured subordinated debt investment.

On July 5, 2011the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark® Global Solutions, LLC (“Tekmark”) and Munro Capital Inc. (“Munro Capital”). Pursuant to the parties’ Master Agreement, the Company is receiving financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from Munro Capital. In connection with the financing arranged we issued MMD Genesis LLC Preferred Series B stock in the Company. The Preferred Series B will convert in the aggregate, at the option of the holders, to 20% of the issued and outstanding Common stock of the Company.  Tekmark funding is secured by the Company’s accounts receivable. Funding by Tekmark has been in the form of payroll funding support for specific and approved customers of Digital. As of December 31, 2011 the balances owed Tekmark and Munro Capital was $497,000 and $328,000, respectively.

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

The costs incurred and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

●	onsite conditions that differ from those assumed in the original bid;
●	delays caused by weather conditions or project owners notice to proceed;
●	contract modifications creating unanticipated costs not covered by change orders;
●	changes in availability, proximity and costs of construction materials, as well as fuel and lubricants for our equipment;
●	availability and skill level of workers in the geographic location of a project;
●	our suppliers’ or subcontractors’ failure to perform due to various reasons including bankruptcy;
●	fraud or theft committed by our employees;
●	mechanical problems with our machinery or equipment;
●	citations or fines issued by any governmental authority;
●	difficulties in obtaining required governmental permits or approvals or performance bonds;
●	changes in applicable laws and regulations; and
●	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

In addition to organic growth of our business, we intend to continue pursuing growth through the acquisition of companies or assets that may enable us to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger contracts. However, we may be unable to implement this growth strategy if we cannot reach agreements for potential acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

●	difficulties in the integration of operations and systems;
●	difficulties applying our expertise in one market into another market;
●	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;
●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
●
we may assume or be held liable for risks and liabilities (including for environmental-related costs and liabilities) as a result of our acquisitions, some of which we may not discover during our due diligence;

●	our ongoing business may be disrupted or receive insufficient management attention; and
●	we may not be able to realize cost savings or other financial benefits we anticipated.

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

WE ISSUED PREFERRED STOCK  TO CERTAIN INVESTORS IN ORDER TO RAISE WORKING CAPITAL

On December 23, 2011 the Board of Directors designated 1,500 shares of the authorized preferred stock as Series C Preferred Stock. The Certificate of Incorporation was amended and a Certificate of Designation, Preferences Rights and Other Rights of Series C Preferred Stock of Genesis Group Holdings, Inc. was filed with the State of Delaware on January 6, 2012.  Series C Preferred shares have a stated value of $1,000.00 per share; receive cumulative dividends at a rate of 10% per annum and paid quarterly. Series C Preferred shareholders have a two year option to convert their Series C shares to Common Stock at a rate of .025% per share of the issued and outstanding Common Stock at the time of the conversion. On January 6, 2012 the Company raised $500,000 in capital from the sale of the Series C preferred stock to several investors.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable to our company.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

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

	Low	High

2010
First quarter ended March 31, 2010	.08	.30
Second quarter ended June 30, 2010	.15	.65
Third quarter ended September 30, 2010	.06	.17
Fourth quarter ended December 31, 2010	.08	.16

2011
First quarter ended March 31, 2011	.08	.14
Second quarter ended June 30, 2011	.06	.18
Third quarter ended September 30, 2011	.04	.15
Fourth quarter ended December 31, 2011	.003	.06

The last sale price of our common stock as reported on the OTC Markets was $0.0072 per share on April 4, 2012.  As of April 4, 2012, there were approximately 335 record owners of our common stock.

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

Recent Sales of Unregistered Securities

ITEM 6.	SELECTED FINANCIAL DATA.

On February 28, 2011, the Company sold 138,888 shares of common stock to a third party for $25,000. The shares were issued on June 20, 2011.

On July 5, 2011 the Company sold 3,270,000 shares of the company’s common stock to lender Tekmark for $30,000 as an equity investment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On August 22, 2011 the Company acquired 100% interest in Tropical Communications, Inc. (“Tropical”), a Florida corporation, based in Miami, Florida. Tropical is a State licensed Low Voltage and Underground contractor and provides services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the South Florida area. . The purchase price for Tropical was $90,000 paid with 1,000,000 shares of common stock in the Company valued at $.09  per share and an earn-out provision for additional shares of stock in the Company based on a formula tied to future earnings of Tropical.

On December 29, 2011 the Company acquired a 49% stake in Rives Monteiro Engineering LLC.( “RME”), an engineering firm and certified WBE with offices in Houston, Texas and Tuscaloosa, Al.  The Company also acquired 100% of Rives Monteiro Leasing LLC an equipment provider for the cable-engineering services. The Company has an option to purchase the remaining 51% of RME.  The entire combined transaction was paid with 7.5 million shares of Common Stock in the Company, $100,000 in cash and an additional $0.2 million to be paid pursuant to a six month promissory note.

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

Results of Operations

Revenues increased in 2011 by approximately $1,859,000 or 195% as compared to 2010 revenues primarily from the Company’s acquisitions and the increased revenues derived from our Master Service Agreement with Verizon Wireless.  .

Cost of revenues  in 2011 was 66% of revenues as compared to 105% in 2010. Cost of revenues  in 2011 increased $848,000, or 85% as compared to 2010,  primarily as a result of increased efficiencies as a result of the increased revenue.

Cost of  revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services.

Salaries and wages, which includes stock compensation, increased approximately $4,279,000 or approximately 272% in 2011 from 2010. Stock compensation expense for 2011 increased $4,129,000 or 474% from 2010 from the issuance of stock primarily to employees and officers and to consultants for services rendered.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries' management personnel and administrative overhead. These costs primarily consist of office rental, legal, consulting and professional fees, travel and other costs that are not directly related to performance of our services under customer contracts.  General and administrative expenses increased $650,593 or approximately 108% in 2011 from 2010.  Included in the increased expenses in 2010 were increases in salaries and wages of $151,000 (22%) resulting from the hiring of additional personnel, consulting and professional due to requirements of new job contracts.

The unrealized gain on the changes in fair value of the derivative increased $81,966 or 22% in 2011 from 2010.

Interest expense increased by approximately $973,000 or 364% in 2011 as compared to 2010, primarily from the third party loans to finance the operations of the Company.

In 2011 an impairment for the goodwill of $437,000 was recognized from the acquisition of Tropical.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2010 the Company had a working capital deficit of approximately $1,277,000 as compared to a working capital deficit of approximately $1,184,000 at December 31, 2010. The increase in working capital deficit of $94,000 was comprised mainly from the additional notes payable balance as of December 31, 2011

The approximate 134%  increase in accounts receivable and approximate 91% increase in accounts payable at December 31, 2011 compared to December 31, 2010 are both the result of the change in additional customers deriving revenue for our subsidiaries.

Net cash used by operating activities was approximately $1,172,000 as compared with approximately $1,143,000 in 2010, which reflects the losses incurred by the Company.

Net cash used in investing activities in 2011 was approximately $119,000, which represents capital expenditures of $75,000 for equipment and machinery, as compared to approximately $181,000 in 2010, along with $100,000 for the purchase of a non-controlling interest in Rives-Monteiro Engineering, which was offset by approximately $57,000 of cash acquired in the acquisition of Rives-Monteiro Engineering.

Net cash provided by financing activities in 2011 was approximately $1,356,000 and resulted primarily from the loans from Tekmark and Munro Capital. Net cash provided by financing activities in 2010 was approximately $1,344,000 which resulted primarily from third party and bank borrowings coupled with loans from shareholders.

We anticipate that our cash and cash equivalents on hand, our borrowing availability under the Tekmark Financing   assuming we are able to continue access funds under that agreement, our Series C Preferred Stock proceeds and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2012 will be reasonably consistent with our 2011 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in any large-scale projects may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

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

In or about February 14, 2011 we entered into a Loan Extension and Modification Agreement with UTA Capital, extending the maturity date to September 30, 2011.   There is currently $750,000, plus interest due under the Note.

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

We believe that we are in compliance of all material financial terms of the UTA Agreement as modified. We have not received any notices of default to date, and have been working with and are in frequent communication with UTA Capital.

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan. This update requires enhanced disclosures in the annual financial statements of employers that participate in multiemployer plans. Under the new guidance, employers are required to explain the general nature of multiemployer pension plans and their participation in the plans, including how the plans are different from single-employer plans. In addition, certain disclosures are required in tabular format for each multiemployer plan that is individually significant to an employer's financial statements. The guidance also requires a description of the nature and effect of any significant changes affecting comparability of the employer's total contributions from period to period. The ASU was adopted by the Company in December 2011 and retrospectively applied. There was no impact to the Company's financial position, results of operations or cash flows as the changes related only to additional disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update was intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The "more-likely-than-not" threshold is defined as having a likelihood of more than 50%. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for reporting periods beginning after December 15, 2011. The Company does not expect the adoption of the provisions of ASU 2011-08 in 2012 to have an effect on the Company's financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes there will be no significant impact of adopting this standard on its consolidated financial statements.

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

7900 Glades Road, Suite 540 Boca Raton., FT, 33434 Tel: 561.886.4200 Fax: 561.886.3330 infoesherbcpa.cona
SHERB & CO., LLP	Offices in New York and Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Genesis Group Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, respectively, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2011 and 2010, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2011 and 2010, respectively, and the results of their operations and cash flows for the years ended December 31, 2011, and 2010, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered losses from operations, and has an accumulated deficit and net cash used in operations of $1,172,416 for the year ended December 31, 2011. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 14 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Boca Raton, FL
April 10, 2012

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$89,285	$22,476
Accounts receivable	347,607	148,811
Inventory	10,992	13,235
Deferred loan costs	53,848	-
Other current assets	8,701	-

Total Current Assets	510,433	184,522

Property & equipment, net	338,759	237,935

Intangible assets	636,736	-

Deposits	304,084	7,926

Total Assets	$1,790,012	$430,383

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$563,449	$294,689
Bank debt, current portion	114,358	64,105
Accrued expenses	227,854	151,497
Notes payable, related parties	5,364	348,471
Notes payable, other, current portion	876,522	509,268

Total Current Liabilities	1,787,547	1,368,030

Other Liabilities:
Bank debt, net of current portion	698,289	229,542
Notes payable, related parties, net of current	110,293
Notes payable, other,net of current portion	825,761	-
Derivative liability	1,143	459,897

Total Other Liabilities	1,635,486	689,439

Redeemable Series B, convertible preferred stock,
$0.0001 par value,authorized 60,000 shares, 15 issued	15,000	-

Stockholders' Deficiency:
Preferred stock, $.0001 par value, 50,000,000 authorized;
Series A, convertible preferred stock,$0.0001 par value,
authorized 20,000,000 shares, 2,000,000 issued and outstanding	200	-
Series C, convertible preferred stock, 10% cumulative,
annual dividend $1,000 stated value, authorized
1,500 shares, no shares issued and outstanding	-	-
Series D, convertible preferred stock, 10% cumulative,
annual dividend $1,000 stated value, authorized
1,000 shares, 366 shares issued and outstanding	366	-
Common stock, $.0001 par value, 500,000,000 shares
authorized; 158,737,602 and 105,973,976 shares issued and	15,873	10,597
outstanding
Additional paid-in-capital	7,850,944	581,800
Accumulated deficit	(9,620,926)	(2,219,483)
Total Genesis Holdings, Inc. stockholders' deficiency	(1,753,543)	(1,627,086)
Non-controlling interest	105,522	-

Total Stockholders' Deficiency	(1,648,0213)	(1,627,086)

Total Liabilities and Stockholders' Deficiency	$1,790.012	$430,383

See Notes to Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2011	2010

Revenues	$2,812,210	$952,839

OPERATING EXPENSES
Cost of revenues earned	1,851,018	1,002,781
Depreciation and amortization	39,229	26,191
Salaries and wages (including stock compensation of $5,001,000
and $872,000)	5,853,600	1,574,374
General and administrative	1,251,102	600,509

TOTAL OPERATING EXPENSES	8,994,949	3,203,855

LOSS FROM OPERATIONS	(6,182,739)	(2,251,016)

OTHER (INCOME) EXPENSES
Unrealized gain on fair value of derivative	(458,754)	(376,788)
Interest expense	1,240,457	267,368
Goodwill impairment	437,000	-

TOTAL OTHER (INCOME)EXPENSE	1,218,703	(109,420)

NET LOSS	$(7,401,442)	$(2,141,596)

LOSS PER COMMON SHARE
Basic and fully diluted	$(0.06)	$(0.02)

Weighted average number of common shares
outstanding-basic and diluted	125,408,014	136,148,976

See Notes to Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31,2010 and 2011

			Preferred Stock
	Common Stock		Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Additional Paid-in	Accumulated	Stock Subscription	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Interest	Total

Balance December31, 2009	159,591,438	$15,959	-	$-	-	$-	-	$-	-	$-	$4,811,041	$(77,887)	$(4,800,000)	$-	$(50,887)

Recapitalization from acquisition of Digital Comm, Inc.	1,499,062	150									(325,608)				(325,458)

Issuance of shares to former management and debt holders	3,183,476	318	-	-							(318)	-	-		-

Issuance of shares to officer pursuant to employment contract	4,000,000	400									799,600				800,000

Issuance of shares to officer in settlement of unpaid salary	1,200,000	120									71,880				72,000

Cancellation of shares relating to
proposed acquisition of STS	(60,000,000)	(6,000)									(4,794,000)		4,800,000		-

Cancellation of shares	(3,500,000)	(350)									350				-

Computed debt discount on warrant issuance to UTA											455,540				455,540

Derivative liability from warrant issuance											(836,685)				(836,685)

Contributed capital by officers from
waiver of salaries											400,000				400,000

Net loss												(2,141,596)			(2,141,596)

Balance December 31, 2010	105,973,976	$10,597	-	$-	-	$-	-	$-	-	$-	$581,800	$(2,219,483)	$-	$-	$(1,627,086)

See Notes to Consolidated Financial Statements.

GENESIS GROUP HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31,2010 and 2011

			Preferred Stock
	Common Stock		Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Additional Paid-in	Accumulated	Stock Subscription	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Interest	Total

Issuance of shares to UTA pursuant to loan modifications (792,439 shares unissued)	2,074,523	$207	-	$-	-	$-	-	$-	-	$-	$242,495	$-	$-	$-	$242,701

Computed debt discount on warrant issuance to UTA from 2nd modification											301,876				301,876

Issuances from sale of shares	3,408,888	341	-	-							54,659	-	-		55,000

Issuance of shares for consulting services	3,000,000	300	-	-							349,700	-	-		350,000

Issuances of shares pursuant to loans	6,000,000	600	-	-							372,826	-	-		373,426

Issuance of shares to employees	2,000,000	200	-	-							255,800	-	-		256,000

Issuance of shares to officers	8,500,000	850	2,000,000	200							3,503,950	-	-		3,505,000

Recognition of officers stock compensation
from 2010 issuance	-	-	-	-							800,000	-	-		800,000

Issuances of shares from conversion of notes payable	14,673,215	1,467	-	-							122,531	-	-		123,998

Issuance of shares for pending acquisition	2,107,000	211	-	-							290,555	-			290,766

Issuance of shares for Tropical acquisition	1,000,000	100	-	-							116,175	-	-		116,275

Issuance of shares for Rives Monteiro acquisition	7,500,000	750	-	-							28,321	-	-	105,522	134,593

Issuances of shares in settlement of note payable	2,500,000	250	-	-							24,750	-	-		25,000

Issuance of shares from conversion of note payable to officer									366	366	405,506				405,872

Contributed capital by officers from											400,000				400,000
waiver of salaries

Net income (loss)												(7,401,442)			(7,401,442)

Balance December 31, 2011	158,737,602	$15,873	2,000,000	$200	-	$-	-	$-	366	$366	$7,850,944	$(9,620,926)	$-	$105,522	$(1,648,020)

See Notes to Consolidated Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	FOR THE YEARS ENDED
	DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,401,442)	$(2,141,596)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	39,229	26,191
Amortization of debt discount	319,408	189,808
Amortization of loan costs	592,008	-
Stock compensation for services	5,311,000	872,000
Decrease in fair value of derivative liability	(458,754)	(376,788)
Goodwill impairment	437,000	-
Changes in assets and liabilities:
Increase in accounts receivable	(54,502)	(66,203)
Increase in loan receivable-employee	-	-
Decrease in inventory and other	(5,749)	(21,162)
Increase in accounts payable and accrued expenses	49,386	375,207
Total adjustments	6,229,026	999,053

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,172,416)	(1,142,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(74,519)	(181,312)
Cash received in acquisition	57,766	-
Purchase of non-controlling interest	(100,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(116,753)	(181,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	55,000	-
Proceeds from sale of preferred stock	15,000	-
Repayments of notes and loans payable	(341,150)	-
Proceeds from bank loans	136,168	293,647
Proceeds from third party borrowings	1,445,010	775,000
Proceeds from related party borrowings	45,950	275,271
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,355,978	1,343,918

NET INCREASE (DECREASE) IN CASH	66,809	20,063

CASH - beginning of year	22,476	2,413

CASH - end of year	$89,285	$22,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$348,925	$97,293
Taxes paid	$-	$-

Noncash investing and financing activities:

Common stock issued for loan modification	$242,702	$-
Common stock issued for consulting services	$350,000	$-
Common stock issued on debt conversion	$522,424	$-
Preferred stock issued on debt conversion	$405,872	$-
Recognition of derivative liability from warrant issuance	-	$836,685
Contribution of capital from waiver of officer salaries	$400,000	$400,000
Shares Issued (cancelled/consummated)for pending acquisitions	$-	$(4,800,000)
Shares issued/(cancelled) for services relating to pending acquisition	$-	$(350)

See Notes to Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

For financial accounting purposes, the Merger was treated as a recapitalization of Genesis Group Holdings, Inc. with the former stockholders of Genesis Group Holdings, Inc. retaining approximately 20% of the outstanding stock. This transaction has been accounted for as a reverse acquisition and accordingly the transaction has been treated as a recapitalization of Digital Comm, Inc., with Digital Comm, Inc. as the accounting acquirer. The historical financial statements are a continuation of the financial statements of the accounting acquirer, and any difference of the capital structure of the merged entity as compared to the accounting acquirer’s historical capital structure is due to the recapitalization of the acquired entity.

On August 22, 2011 the Company acquired 100% interest in Tropical Communications, Inc. (“Tropical”), a Florida corporation, based in Miami, Florida. Tropical is a State licensed Low Voltage and Underground contractor and provides services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the South Florida area. . The purchase price for Tropical was $90,000 paid with 1,000,000 shares of common stock in the Company valued at $.09  per share , an earn-out provision for additional shares of stock in the Company based on a formula tied to future earnings of Tropical,  and an employment agreement.

On December 29, 2011 pursuant to a Stock Purchase Agreement the Company acquired a 49% interest in Rives Monteiro Engineering LLC (“RM Engineering”), an engineering firm and certified Women’s Business Enterprise with offices in Houston, Texas and Tuscaloosa, Alabama. The Company also acquired 100% of Rives Monteiro Leasing LLC (“RM Leasing”) an equipment provider for the cable engineering services. RM Engineering and RM Leasing have been in business since 1998, performing cable engineering services in the Southeastern United States with additional services performed internationally.

The total purchase price for the RM companies was $337,500 paid with $100,000 in cash, $200,000 pursuant to a six month promissory note and, 7,500,000 shares of common stock in the Company valued at $.005 per share. Pursuant to the Agreement and as a result of the acquisition of RM Leasing, the company acquired, subject to exiting bank liens, certain vehicles, machinery and equipment as well as existing business opportunities. Additional

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	DESCRIPTION OF BUSINESS (continued)

compensation will be paid in form of an earn-out as well as cashless warrants priced at .30 per share for up to 500,000 additional shares, for each $500,000 in net income generated to the Company during the twenty-four months following closing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the financial statements have been included.

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENT IN AFFILIATE COMPANY

The consolidated financial statements include the accounts of Genesis and its wholly owned subsidiaries Digital, Tropical, RM Leasing, and RM Engineering, an entity under common control which is consolidated in accordance with FASB guidance related to variable interest entities.. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company has an option to purchase the remaining ownership of RM Engineering for a de minimus amount.

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary. For VIEs , we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. We consolidated RM Engineering because of our option to purchase the remaining 51% ownership of RM Engineering for a de minimus amount.

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

BUSINESS COMBINATIONS AND GOODWILL

The Company accounts for business combinations under the provisions of ASC 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. ASC 805-10 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(continued)

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes the collectability of accounts receivable balances each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s provision for doubtful accounts. Allowance for doubtful accounts was $1,444 and $ -0- at December 31, 2011 and 2010, respectively.

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

The Company assessed the classification of its derivative financial instruments as of December 31, 2011 and 2010, which consist of common stock purchase warrants, and determined that such derivatives are accounted for in accordance with professional standards.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

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

STOCK-BASED COMPENSATION

The Company grants stock options, time-based and performance-based restricted share units to certain employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of restricted share units is estimated on the date of grant and is generally equal to the closing stock price on the date of grant. In accordance with ASC Topic 718,

Stock Compensation, compensation costs for performance-based awards are recognized by the Company over the requisite service period if it is probable that the performance goal will be satisfied. The Company uses its best judgment to determine probability of achieving the performance goals at each reporting period and recognizes compensation costs based on the estimate of the shares that are expected to vest.

NET LOSS PER SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Adiluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  Since the Company has incurred net losses for all periods,  basic loss per share and diluted loss per share are the same. ASC Topic 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC Topic 260”), addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings (loss) per share.  Unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings (loss) per share.  The Company adopted this standard in the first quarter of fiscal 2010 and the adoption did not change the Company’s earnings (loss) per share calculation for any prior period presented.

We excluded 25,515,250 and 20,952,381 shares of our common stock issuable upon exercise of warrants and           152,764,354 and -0- shares attributable to convertible preferred stock as of December 31, 2011 and 2010, respectively, as their effect was anti-dilutive.

GENESIS GROUP HOLDINGS, INC.
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

The fair value of our financial instruments at December 31, 2011 and 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Warrant Derivatives	$—	$—	$459,897

December 31, 2011:
Warrant Derivatives	$—	$—	$1,143

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 to ASC 820 which required new disclosures and clarified existing disclosures about fair value measurement. Specifically, this update amends ASC 820 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of the following existing disclosures: (a) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (b) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for interim and reporting periods beginning after December 15, 2010. The adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and there were no material impacts to the Company's financial statement disclosures.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan. This update requires enhanced disclosures in the annual financial statements of employers that participate in multiemployer plans. Under the new guidance, employers are required to explain the general nature of multiemployer pension plans and their participation in the plans, including how the plans are different from single-employer plans. In addition, certain disclosures are required in tabular format for each multiemployer plan that is individually significant to an employer's financial statements. The guidance also requires a description of the nature and effect of any significant changes affecting comparability of the employer's total contributions from period to period. The ASU was adopted by the Company in December 2011 and retrospectively applied. There was no impact to the Company's financial position, results of operations or cash flows as the changes related only to additional disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update was intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The "more-likely-than-not" threshold is defined as having a likelihood of more than 50%. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for reporting periods beginning after December 15, 2011. The Company does not expect

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

the adoption of the provisions of ASU 2011-08 in 2012 to have an effect on the Company's financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes there will be no significant impact of adopting this standard on its consolidated financial statements.

3.	ACQUISITIONS

Acquisition of Tropical Communications, Inc.

On August 22, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of Tropical Communications, Inc. (“Tropical”), a company that is a State licensed Low Voltage and Underground contractor providing services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the South Florida area for a total purchase price of $90,000. The acquisition expands the Company’s cable installation presence in the southeastern United States. The results of Tropical were included in the consolidated results of the Company effective August 1, 2011. During 2011, Tropical contributed revenue of approximately $450,, 000 and an operating loss of approximately $191,000 including depreciation and amortization. The allocation of the acquisition cost for Tropical resulted in a loss from impairment of goodwill of $437,000 reflected in the statement of operations for the year ended December 31, 2012.

Acquisition of Rives Monteiro Engineering LLC

On December 29, 2011 the Company acquired a 49% stake in Rives Monteiro Engineering LLC. (“RME”), an engineering firm and certified woman owned business with offices in Houston, Texas and Tuscaloosa, Alabama for a total purchase price of approximately $324,000.The Company has an option to purchase the remaining 51% of RME for a de minimus sum of money. Accordingly, RME is an entity under common control which is consolidated in accordance with FASB guidance related to variable interest entities

Acquisition of Rives Monteiro Leasing LLC

On December 29, 2011 the Company acquired substantially all of the assets and assumed certain liabilities of Rives Monteiro Leasing LLC (“RM Leasing”) an equipment provider for the cable-engineering services of RM Engineering for a total purchase price of approximately $13,000.

The final purchase prices for the above 2011 acquisitions were calculated as follows:

	Tropical	RM Engineering	RM Leasing
Cash	$-0-	$86,807	$13,193
Promissory Notes	-0-	200,000	-0-
Common Stock	90,000	37,500	-0-
Total Purchase Price	$90,000	$324,307	$13,193

The final purchase prices were allocated to the assets acquired and liabilities assumed as follows:

	Tropical	RM Engineering	RM Leasing
Intangible asset	$-0-	$636,736	$-0-

Unaudited pro forma results of operations data as if the Company, Tropical, RME and RML had occurred as of January 1, 2010 are as follows:

Year Ended December 31, 2010:
	Genesis	Tropical	RME	RML	Total
Revenue	$953,000	$1,128,000	$2,576,000	$50,000	$4,707,000
Income (Loss) from Operations	$(2,211,000)	$(32,000)	$77,000	$(5,000)	$(2,211,000
Net Income (Loss)	$(2,128,000)	$(55,000)	$75,000	$(7,000)	$(2,128,000)
Income (Loss) per share basic and diluted	$(0.02)	$(0.00)	$0.00	$(0.00)	$(0.01)

Year Ended December 31, 2011:
	Genesis	Tropical	RME	RML	Total
Revenue	$2,443,441	$1,296,000	$2,576,000	$50,000	$6,365,000
Income (Loss) from Operations	$(6,869,000)	$(57,000)	$77,000	$(5,000)	$(6,855,000)
Net Income (Loss)	$(7,260,016	$(85,000)	$75,000	$(7,000)	$(7,277,000)
Income (Loss) per share basic and diluted	$(0,06)	$(0.00)	$0.00	$(0.00)	$(0.05)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2010 and is not intended to be a projection of future results.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2011	December 31, 2010
Vehicles	$605,247	$95,568
Computers and Office Equipment	91,098	24,367
Equipment	440,241	146,253
Small Tools	20,504	14,183
Total	1,157,089	280,371
Less accumulated depreciation	(818,331)	(42,436)

Property and equipment, net	$338,759	$237,935

Depreciation expense for the years ended December 31, 2011 and 2010 was $ 39,229 and $ 26,191, respectively.

4. INTANGIBLE ASSETS

In connection with the acquisition of Rives-Monteiro Engineering the Company evaluated the purchase price paid and assets and liabilities assumed.  Based on that, the Company recognized $531,214 of intangible assets.  As of December 31, 2011, the Company has determined that there is no impairment of the intangible asset.

5.	BANK DEBT

Bank debt consists of the following:

	December 31, 2011	December 31, 2010
Two installment notes, payable monthly principle and interest of $621.24 and $533.25, interest 9.05% and 0% secured by vehicles, maturing June 2015 and July 2016	$51,569	$27,396

Three Lines of credit, payable monthly principle and interest , interest ranging from 5.5% to 8.05%, guaranteed personally by principal shareholders, maturing July 2012, June 2015 and February 2020	761,078	266,251
	812,647	293,647

Less: Current portion of debt	(114,358)	(64,105)

Long term portion of bank debt	$698,289	$229,542

Future maturities of long-term bank debt are as follows:

Year ending December 31,
2012	$114,358
2013	211,842
2014	57,272
2015	56,857
Thereafter	372,318
Total	$812,647

6.	NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	December 31, 2011	December 31, 2010
Note payable, UTA refer to Note 7	$516,522	$509,268

Promissory notes, 6% interest, maturing two years unsecured (described further below)	825,761	-0-

8% convertible promissory notes, unsecured, maturing November 2011 (paid January 2012)	112,500	-0-

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NOTES PAYABLE – OTHER –(continued)

Promissory note, due on demand, non- interest due June 2011, with 1,000,000 common shares equity component	8,000	-0-

Promissory note, unsecured, non-interest due July 2011, with 2,000,000 common shares equity component	39,500	-0-

Acquisition promissory note to former shareholders of RM Engineering & Leasing, unsecured, non-interest, due March 2012 and June 2012	200,000	-0-
	1,702,283	1,001,130
Less: Current portion of debt	(876,522)	(781,130)

Long term portion of notes payable, other	$825,761	$220,000

Year ending December 31,
2012	$876,522
2013	825,761
2014	-0-
2015	-0-
Thereafter	-0-
Total	$1,702,283

On July 5, 2011the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark® Global Solutions, LLC (“Tekmark”) and Munro Capital Inc. (“Munro Capital”). Pursuant to the parties’ Master Agreement, the Company is receiving financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from Munro Capital.  Both financings covered are pursuant to Promissory Notes with two year terms, interest at 1% per month. Tekmark funding is secured by the Company’s accounts receivable. Funding by Tekmark will be in the form of payroll funding support for specific and approved customers of Digital. As of December 31, 2011 the balances owed Tekmark and Munro Capital was $497,381 and $328,380, respectively, combined $825,761 as reflected above.

7.	NOTE PAYABLE - UTA

On August 6, 2010, UTA Capital LLC provided a working capital loan to Genesis Group Holdings, Inc., the parent company of Digital, with Digital also as an additional borrower.   The loan is evidenced by a Note and Warrant Purchase Agreement between Digital and Genesis and UTA Capital, LLC dated August 6, 2010. The Agreement calls for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes are each one year amortized term notes bearing interest at 10% per annum.  The Company received an initial draw from the first $1 million note of $960,000 net of fees which was recorded as an investment contribution by Genesis in Digital.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	NOTE PAYABLE – UTA-(continued)

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

On February 14, 2011, the Company and lender UTA Capital LLC, entered into First Loan Extension and Modification Agreements in connection with their existing note payable with a balance of $775,000 at December 31, 2010. The Modification Agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the 1st Modification Agreement the lender was granted 1,282,084 shares of the Company’s common stock. Additionally as additional consideration for the Company’s failure to satisfy a certain 1st amendment covenant, the lender was granted 500,000 shares of the Company’s common stock. As of December 31, 2011 these two additional grants of shares have not been issued however, reflected on the accompanying financial statements as if issued.

On June 25, 2011, the Company and lender UTA Capital LLC, entered into Second Loan Extension and Modification Agreements (“Modification Agreement. The Modification Agreement provided for

a)	An extension of the original maturity date of the note from August 6, 2011 to July 30, 2012,
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

The 2nd Modification Agreement also provided for certain repayments of the loan in the event the Company secures additional equity and/or financing.  In exchange for consenting to the 2nd Modification Agreement the lender was issued 292,439 shares of the Company’s common stock; and a continuing provision of additional shares to be issued to the lender to maintain ownership of 1% of the company’s total outstanding shares until the loan is repaid. The additional shares of common stock have not been issued as of  December 31, 2011 however, they were recorded and valued at the fair market price on their date of  the loan modification as deferred loan cost and will be charged to loan cost expense over the remaining period of the loan.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	NOTE PAYABLE – UTA-(continued)

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

In January 2012 the Company and lender UTA Capital LLC, entered into Third Loan Extension and Modification Agreements (“Modification Agreement”) in connection with their existing note payable with a balance of $775,000 at December 31, 2011. The Modification Agreement provided for:

a)	An extension of the original maturity date of the note from August 6, 2011 to January 31, 2013,
b)	A continuation in interest rate of 10% for the remainder of the loan,
c)
Commencing in January 2012, at each month end in which the Company has consolidated gross revenues of $800,000 or more, the Company shall pay UTA as a reduction of principal 5% of the gross consolidated revenues.

d)
A termination of the loan repayment requirements resulting from Tekmark financing pursuant to the Second Loan Extension, as described above, as it pertains to Tekmark financing on business with Verizon Wireless or Verizon Communications.

The 3rd Modification Agreement also provided for certain repayments of the loan in the event the Company secures additional equity and/or financing. In exchange for consenting to the 3rd Modification Agreement the lender was issued 292,439 shares of the Company’s common stock, a $25,000 principal payment and, an increase in the original warrant purchasing 20,952,381to 25,515,250 shares of common stock in Genesis exercisable at $0.15 per share.

8.	DUE TO RELATED PARTY

This account is comprised of the following loans from related parties:

	December 31,	December 31,
	2011	2010

Principal shareholders of the Company, unsecured, non-interest
bearing, due on demand	1,635	348,471

3rd Party promissory note with company under common ownership by officer and former owner of Tropical, 9.75% interest, monthly payments of interest only of $1,007, unsecured and
personally guaranteed by officer ,due November 2016	110,294	-0-

Officer and former owners of RM Leasing, unsecured,
non-interest bearing, due on demand	3,728	-0-
	115,657	348,471
Less: current portion of debt	(5,364)	(348,471)

Long term portion of notes payable, related parties	110,293	$-0-

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DERIVATIVE LIABILITY

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

	2011	2010

Fair value of Company’s common stock	$0.0055	$0.10
Volatility (closing prices of 3-4 comparable public companies)	56.78%	60.20%
Exercise price	$0.15	$0.15
Estimated life	5 years	5 years
Risk free interest rate (based on 1-year treasury rate)	.15%	.15%

The Company accounts for the embedded conversion features included in its common stock as well as the related warrants as derivative liabilities. The aggregate fair value of derivative liabilities as of December 31, 2011 and December 31, 2010 amounted to $1,143 and $459,897, respectively. The decrease of $458,754 in the fair value of the derivative liability between their respective date of issuance and December 31, 2010 is included in other income.

10.	INCOME TAXES

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2011	2010
Income tax benefit at Federal statutory rate	(34%)	(34%)
State income taxes, net of Federal Benefit	(4.6%)	(4.6%)
Permanent differences	27.6%	8.9%
Benefit of loss not realized	11%	29.7%
Tax provision	-	-

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2011 expiring through the year 2031. Management estimates the NOL as of December31, 2011 to be approximately $3,827,000. The utilization of our NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The realization of the deferred tax assets is dependent on future taxable income. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of December 31, 2011 and 2010 are as follows:

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES –(continued)

	Years Ended December 31,
	2011	2010
Deferred tax assets from NOL carry forwards	$1,301,000	$466,000
Total deferred tax asset	1,301,000	466,000
Valuation allowance	(1,301,000)	(466,000)
Deferred tax asset, net of allowance	$-0	$-0

No provisions for income taxes have been made because the Company has a current year loss and has sustained cumulative losses since the commencement of operations.  As of December 31, 2011 and December 31, 2010 the Company had net operating loss carryforwards (“NOL’s”) of $2,948,000 and $1,219,000, respectively, which will be available to reduce future taxable income and expense through 2030, subject to limitations pursuant to IRC Section 382 in the event of a more than fifty percent change of ownership.

At December 31, 2011 and December 31, 2010, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely. The valuation allowance increasedapproximately $835,000 in 2011 and $433,000 in 2010.

11.	CONCENTRATIONS OF CREDIT RISK

The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents due to deposits in financial institutions which exceed the amount insured by the Federal Deposit Insurance Corporation, and trade accounts receivable. The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights which may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of the current economic developments and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable as of December 31, 2011 and 2010.

For the years ended December 31, 2011 and 2010, concentrations of significant customers were as follows:

	Accounts Receivable	Revenues
2011
Danella Construction Corp. of FL, Inc.	4%	17%
Alpha Technologies Services	8%	1%
Verizon	48%	56%
Hotwire Communications	5%	4%
Miami-Dade County ETSD	1%	5%
Miami Dade County Public Schools	28%	4%

2010
Danella Construction Corp. of FL, Inc.	24%	19%
AT&T	33%	10%
Advanced Communications USA, LLC	15%	2%
Michel's Corporation	13%	2%
Southern Technologies, Inc.	10%	47%

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES

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

Future Minimum Lease Payments
2012	$23,386
2013	24,088
2014	24,810
2015	14,723
Total	$87,007

Employment Agreement

In September 2009 the Company entered into a five year employment agreement with Mr. Gideon Taylor to serve as the Company’s Chief Executive Officer and a member of its Board of Directors.  The terms of the agreement provides for automatic one year renewals after the initial term, annual compensation of $200,000 payable in cash; if the Company does not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.   For the years ended December 31, 2011 and 2010 Mr. Taylor was not paid his annual salary totaling $200,000 and instead chose to waive receiving it. The company recorded this forgiveness as contributed capital and is reflected in the accompanying financial statements as additional paid-in capital

In January 2010 the Company entered into a five year employment agreement with Mr. Billy D. Caudill to serve as the Digital Comm Inc. President/Chief Operating Officer. The terms of the agreement provides for automatic one year renewals after the initial term, annual compensation of $200,000 payable in cash; if the Company does not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash. For the years ended December 31, 2011 and 2010 Mr. Caudill was not paid his annual salary totaling $200,000 and instead chose to waive receiving it. The Company has reimbursed Mr. Caudill for his expenses incurred during 2011.

In January 2010 the Company entered into a three year employment agreement with Mr. Lawrence Sands to serve as its Vice President. The terms of the agreement provides for automatic one year renewals after the initial term and annual compensation of $120,000 payable in cash.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES-(continued)

In August 2010 Mr. Sands became our Corporate Secretary and was issued 5,200,000 shares of its common stock that had been due to Mr. Sands, as compensation, both pursuant to the terms of his employment agreement and accrued salary. This issuance included 4,000,000 shares of the Company’s common stock valued at fair market value of the per share price totaling $2,400,000 as an incentive bonus at the time he entered into the agreement and an additional 1,200,000 shares of common stock issued in satisfaction of accrued but unpaid compensation totaling $72,000 due Mr. Sands under the terms of the agreement from the date of the agreement through August 2010. In connection with the incentive bonus shares $1,600,000 was deferred and will be charged as stock compensation expense over the remaining term of the employment contract.

13.	STOCKHOLDERS’ EQUITY

Common Stock:

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

On February 22, 2011 the Company issued 2,000,000 to consultant Birbragher Ins Trust in exchange for consulting services relating to corporate matters valued at the fair market price of $0.12 per share reflected in the accompanying financial statements as stock compensation expense.

On February 28, 2011, the Company sold 138,888 shares of common stock to a third party for $25,000. The shares were issued on June 20, 2011.

On May 16, 2011 and June 20, 2011 the Company issued 4,000,000 shares of the Company’s common stock valued at the fair market price of $0.06 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

On June 3, 2011 the Company’s Board of Directors authorized the issuance of 2,000,000 shares and 8,500,000 shares of the Company’s common stock valued at the fair market price of $0.13 per share to 42 wireless division employees and three of the Company’s principal officers, respectively, as bonus compensation shares and recorded in the accompanying financial statements as stock compensation expense.

On June 3, 2011 the Company issued 2,000,000 shares of the Company’s common stock valued at the fair market price of $0.06 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDERS’ EQUITY (continued)

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

On August 12, 2011, the Company issued a total of 2,107,000 shares of common stock to three stockholders/ owners of Premier Cable Designs, Inc., an engineering company that the Company proposes to acquire. The shares are held in deposit and valued at the fair market price of $0.06 per share.

On September 30, 2011 in connection with the acquisition of Tropical Communications, Inc, the company issued 1,000,000 shares to the former owner valued at the fair market price of $0.09 per share.

On December 21, 2011 in connection with the acquisition of Rives Monteiro Engineering and Leasing, the company issued 7,500,000 shares to two former owners valued at the fair market price of $0.005 per share.

On December 30, 2011, the Company issued 2,500,000 shares of common stock for $25,000 in debt conversion to a third party lender.

On various dates in November and December 2011, the Company issued an aggregate of 13,990,090 shares of common stock for $67,500 in debt conversion to a third party lender.

Preferred Stock:

On June 1, 2011 the Company designated 20,000,000 of its 50,000,000 authorized preferred shares as Series A, stated at its par value of $0.0001 per share. The stock has no dividend rights and is convertible into shares of common stock of the Company at a conversion ratio of ten shares of common for every one share of preferred. The stock is non-redeemable and entitles the holder to voting rights at a ratio of ten votes for every one share of preferred. On November 1, 2011 the company’s Board of Directors authorized the issuance of 20,000,000 shares of the Series A preferred to three of the Company’s principal officers valued at the fair market value of $0.01 per share and recorded in the accompanying financials statements as stock compensation expense.

On June 28, 2011 the Company designated 60,000 of its 50,000,000 authorized preferred shares as Series B, stated at its par value of $0.0001per share. The stock has no dividend rights and is convertible into such number of shares of common stock of the Company equal to 0.00134% of the Company’s total common stock outstanding on a fully diluted basis. The stock is non-redeemable, except at the holder option at a specified liquidation price of $1.00 per share; and entitles the holder to one vote for each common to be received on an as if converted basis. In June  2011, the Company sold and received subscriptions for the sale of 15,000 shares of Series B preferred stock at $1.00 per share to three individuals and a trust. One of the individuals and the trust is a related party as the current chief executive officer of the Company. As a result of the stock redemption at the holder’s option, the 15,000 shares issued are reflected as a liability in the accompanying balance sheet as of December 31, 2011.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDERS’ EQUITY (continued)

On December 23, 2011 the Board of Directors designated 1,500 shares of the authorized preferred stock as Series C Preferred Stock. The Certificate of Incorporation was amended and a Certificate of Designation, Preferences Rights and Other Rights of Series C Preferred Stock of Genesis Group Holdings, Inc. was filed with the State of Delaware on January 6, 2012.  Series C Preferred shares have a stated value of $1,000.00 per share; receive cumulative dividends at a rate of 10% per annum and paid quarterly. Series C Preferred shareholders have a two year option to convert their Series C shares to Common Stock at a rate of .025% per share of the issued and outstanding Common Stock at the time of the conversion. On January 6, 2012 the Company raised $500,000 in capital from the sale of the foregoing to several investors.

On December 31, 2011 the Company designated 1,000 shares of its authorized preferred shares as Series D with a stated value of $1,000 per share, and entitles holders to receive cumulative dividends at the annual rate of 10% of the stated value per share, payable in cash or stock quarterly beginning March 31, 2012. The stock is non-voting, non-redeemable and is convertible at any time the market capitalization of the Company's Common Stock exceeds $15 million or the shares of Common Stock are trading at a per share price in excess of $.35 a share for a 10-day trading period. The number of shares of Common Stock shall be calculated by dividing the face value of the Series D shares by the closing price of the Common Stock on the last business date preceding written notice by the Company to the holders of its Series D shares of the Company's decision to convert. On December 31, 2011 the Company’s Board of Directors authorized the issuance of 408 shares of Series D preferred stock to one of the Company’s former principal officers in settlement of a note payable due the officer aggregating $405,872 including unpaid interest.

14.	GOING CONCERN

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of December 31, 2011, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 11, 2012, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein, except for the following disclosures:

Equity

On January 6, 2012 the Company raised $500,000 in capital from the sale of 1,500 shares of Series C preferred stock to several investors. The proceeds of the Series C were used in part to retire certain outstanding convertible debt held by Asher Enterprises, Inc. as well as general working capital for the Company and its operating subsidiaries.

In January 2012 the Company issued 5,000,000 shares of common stock as compensation to an officer of the Company.

In January2012 the Company issued 5,000,000 shares of common stock in debt conversion to a thirdparty lender.

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

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer  have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures.  The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Securities Exchange Act of 1934, together with the material weaknesses in our internal control over financial reporting as described later in this section.  To remediate the material weaknesses in disclosure controls and procedures related to our inability to timely file reports and other information with the SEC, we have hired experienced accounting personnel to assist with filings and financial record keeping.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2011, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures as described earlier in this section as well as weaknesses in our internal control over financial reporting related to proper recording keeping of invoices for services and posting of equity issuances in accordance with generally accepted accounting principles.  Subsequent to the 2009 year end, we hired an outside accountant and instituted policies which dictate the collection and retention of invoices for services as well as procedures to ensure that all equity issuances are properly and timely recorded.  We believe that these remedial actions will be sufficient to correct the material weaknesses in internal control over financial reporting which existed at December 31, 2011.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

N/A
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Mark Munro	49	Director, Chief Executive Officer
Billy B. Caudill	67	Director, President
Daniel Sullivan	54	Director, Chief Financial Officer
Lawrence Sands	52	Senior Vice President, Corporate Secretary
Gideon Taylor	69	Director

Mark Munro is the Chairman of the Board and the Chief Executive Officer (CEO) of Genesis Group Holdings, Inc. Mr. Munro is also the Founder and President of Munro Capital Inc., a private equity investment firm. He has been an investor in private companies for the last seven years. Prior to forming Munro Capital, Mr. Munro founded, built and sold two successful telecommunication companies in the 1990's and 2000's.  Mr. Munro has been directly involved in over 150 million dollars of private and public transactions as both an investor and entrepreneur. Mr. Munro presently sits on the board of four portfolio companies and has experience as a former Chairman of the Board of a NASDAQ Company. Mr. Munro's experience as a successful entrepreneur and investor makes him a perfect fit for small growth companies capital needs. Mr. Munro received his B.A. in Economics from Connecticut College.

Billy B. Caudill.  Mr. Caudill has served as our President since December  2011,  and has been President of Digital Comm since 2005.   Beginning his career in the Central Office division of GTE, Mr. Caudill has successfully started and managed several public and private telecommunication companies. Having over 30 years of significant Telecom Operational and Management experience has made Mr. Caudill knowledgeable in Central Office Engineering and Installation, the construction of Broadband Networks, Network Integration, Structured Cabling and Switching Equipment Installations, LAN/WAN applications and technician staffing and training.

Lawrence Sands.  Mr. Sands has served as our Senior Vice President and Corporate Secretary since January 2010 and in August 2010 became corporate secretary.  Prior to joining our company, from January 2010 to September 2010 he was a finance manager at Vista BMW in Coconut Creek, Florida and from March 2010 until September 2010 he was Vice President, Secretary and a director of Omni Ventures, Inc. (OTCBB: OMVE), a development stage company that planned to provide equity funding for commercial and recreational projects in the Mid-west and Western areas of the United States. In 2009 he provided consulting services to Digital Comm.  From January 2008 until December 2008 he was Chief Executive Officer of Paivis Corp., a public company engaged in long distance telecommunications.  Prior thereto, from September 2003 until April 2008, Mr. Sands was a finance manager at JM Lexus in Margate, Florida.  Mr. Sands received a B.S. in Technology and Industrial Arts from New York University and a J.D. from Whittier College, School of Law.

Daniel Sullivan.  Mr. Sullivan has served as our Chief Financial Officer since December 2011.He has over thirty years’ experience in finance for both publicly traded and private companies.  He most recently served as Chief Financial Officer for Vaultlogix LLC, an Internet vaulting company.  Previously, he served as Chief Financial Officer of a NASDAQ Company.

 Gideon Taylor.  Mr. Taylor has been a member of our Board of Directors since July 2009.  In 1987 Mr. Gideon founded what became Able Telcom Holding Corp., a Florida based telecommunications infrastructure provider, and in 1988 the company went public which grew to more than $400,000,000 in annual revenues in 11 years.  Mr. Gideon served as President and Chief Executive Officer Able Telcom Holding Corp. from 1988 until August 1992, and Chairman of the Board of Directors from 1988 until 1995.  Mr. Taylor came out of retirement in 2004 and became an independent consultant performing research and development, and miscellaneous assistance within the telecommunications industry.   Mr. Taylor also served a total of 24 years in the United States Army; during much of that tenure he provided telecommunications engineering services for the US Government.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we have only four director, we believe that the establishment of these committees would be more form over substance.

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

Daniel Sullivan our Chief Financial Officer and member of the Board has determined that he is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2009 except:

●              Mr. Taylor failed to file a Form 3 upon being appointed an as executive officer and director of our company and failed to file a Form 4 upon his purchase of shares of our common stock in July 2009.  These forms remain outstanding as of the date of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2011 and 2010 for our executive officers, whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Gideon Taylor 1	2011	0	0	0	0	0	0	0	200,000
	2010	0	0	0	0	0	0	0	200,000
Billy Caudill2	2011	4,000	0	0	0	00	0	0	200,000
	2010	4,000	0	0	0	00	0	0	200,000
Lawrence Sands3	2011	120,000	0	0	0	0	0	0	120,000
	2010
Mark Munro	2011	0	0	0	0	0	0	0	0
Daniel Sullivan	2011	0	0	0	0	0	0	0	0

1
Mr. Taylor served as our Chief Executive Officer from July 2009 to December 2011.  Mr. Taylor was not paid his annual salary totaling $200,000 and instead chose to waive receiving it. The company recorded this forgiveness as contributed capital and is reflected in the accompanying financial statements as additional paid-in capital.

2
Mr. Caudill served as our President since December  2011. Mr. Caudill was not paid his annual salary totaling $200,000 and instead chose to waive receiving it. The company recorded this forgiveness as contributed capital and is reflected in the accompanying financial statements as additional paid-in capital.

3	Mr. Sands served as our Senior Vice President and Corporate Secretary since January 2010. He began receiving salary in August 2010.

In September 2009 we entered into a five year employment agreement with Gideon Taylor to serve as our Chief Executive Officer and a member of our Board of Directors.  By Agreement and Resolution of the Board, Mr. Taylor stepped down from the position of CEO in favor of Mark Munro in December 2011.  Compensation for Mr. Munro and Mr. Sullivan has not been determined to date.

Employment Agreement with Mr. Sands

In January 2010 we entered into a three year employment agreement with Mr. Lawrence Sands to serve as our Vice President. Unless earlier terminated, at the end of the initial term the agreement automatically renews for additional one year terms.  Under the terms of the agreement, he is entitled to annual compensation of $120,000 payable in cash; if we do not have sufficient cash flow to pay the compensation he is entitled to receive equity in lieu of the cash.  He is also entitled to receive a bonus at the discretion of the Board of Directors, a $1,000 per month car allowance and to participate in any equity incentive plan we may adopt and to participate in employee benefits.   As an incentive, we issued him 4,000,000 shares of our common stock valued at $2,400,000 of the agreement, and an additional 1,200,000 shares of common stock in satisfaction of accrued but unpaid salary totaling $72,000 for the period January 2010 to August 2010.

Mr. Sands began receiving salary in August, 2010.  In August 2010 Mr. Sands also began serving as our Corporate Secretary.

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

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  Neither Mr. Taylor nor Mr. Munro, each of whom was an executive officer of our company during 2010 and 2011, received any compensation specifically for their services as a director..  The following table provides information concerning the compensation of Mr. Gideon Taylor and Mr. Mark Munro for his services as a member of our Board of Directors for 2011.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gideon Taylor	0	0	0	0	0	0	0
Mark Munro	0	0	0	0	0	0	0
Dan Sullivan	0	0	0	0	0	0	0
Billy Caudill	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 5, 2012, we had 167,945,163 shares of common stock issued and outstanding.  The following table sets forth information known to us as of December 31, 2011 relating to the beneficial ownership of shares of our voting securities by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
●	each director;
●	each named executive officer; and
●	all named executive officers and directors as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Mark Munro1	133,333	* %
Lawrence Sands2	9,200,000	2.6%
Billy B. Caudill3	43,355,000	12.3%
Dan Sullivan	-	-%
Gideon Taylor4	30,564,051	8.6%
All named executive officers and directors as a group (five persons)	83,252,384	23.54%
UTA Capital LLC 5	27,589,773	7.8%

*              Represents less than one percent of class.

1              Includes voting rights from 133,333 common stock shares attributable to conversion of 500 shares of Series B preferred stock held by Mr. Munro.
2              Includes voting rights from 4,000,000 shares of common stock attributable to conversion of 400,000 shares of Series A preferred stock held by Mr. Sands.
3             Includes voting rights from 8,000,000 shares of common stock attributable to conversion of 800,000 shares of Series A preferred stock held by Mr. Caudill.
4              Includes voting rights from 8,000,000 shares of common stock attributable to conversion of 800,000 shares of Series A preferred stock held by from Mr. Taylor.
5              The number of shares owned by UTA Capital LLC includes shares of our common stock issuable upon the exercise of outstanding warrants expiring in August 2015 with an exercise price of $0.15 per share.  UTA Capital LLC’s address is 100 Executive Drive, Suite 330, West Orange, NJ  07052.

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

At December 31, 2011, we owed a company owned by our Chairman and Chief Executive Officer $328,380 for accounts receivable financing.

On December 31, 2011 the Company’s Board of Directors authorized the issuance of 408 shares of Series D preferred stock to one of the Company’s former principal officers in settlement of a note payable due the officer aggregating $408,371 including unpaid interest that was on the books of Digital Comm Inc.

Director Independence

None of our Directors are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP.

	2011	2010

Audit Fees	$70,000	$30,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$70,000	$30,000

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated January 14, 2010 between Genesis Group Holdings, Inc. and Digital Comm, Inc. (6)
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment to Certificate of Incorporation (5)
10.4	Note and Warrant Purchase Agreement dated August 6, 2010 with UTA Capital LLC (6)
14.1	Code of Ethics (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*           filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form 10, SEC File No. 000-32037.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on October 24, 2001.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on September 3, 2010.
(5)	Incorporated by reference to the definitive information statement on Schedule 14C filed on August 18, 2008
(6)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Group Holdings, Inc.

April 16, 2012	By:	/s/ Mark Munro
Mark Munro, Chief Executive Officer

In accordance with  the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer	April 16, 2012
Mark Munro

/s/ Dan Sullivan	Chief Financial Officer	April 16, 2012
Dan Sullivan

/s/ Billy Caudill	President and Director	April 16, 2012
Billy Caudill

/s/ Gideon Taylor	Director	April 16, 2012
Gideon Taylor