Form 10-Q
period 2012-03-31
GENESIS GROUP HOLDINGS INC
filed 2012-05-10
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  172,039,031 shares of common stock are issued and outstanding as of May 1, 2012.

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

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Genesis", "we"", "our", the "Company" and similar terms refer to Genesis Group Holdings, Inc., a Delaware corporation, and wholly owned subsidiaries Digital Comm Inc., a Florida corporation (“Digital Comm”), Tropical Communications, Inc. (Tropical”),  Rives-Montiero Leasing (“RML”) and our 49% owned subsidiary, Rives-Monteiro Engineering, LLC (“RME”).  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ending December 31, 2011.

The information which appears on our web site at www.genesisgroupholdingsinc.com  is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	DECEMBER 31,
	2012	2011
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$108,900	$89,285
Accounts receivable	625,491	347,607
Inventory	10,963	10,992
Deferred loan costs	54,420	53,848
Other current assets	2,149	8,701

Total Current Assets	801,923	510,432

Property & equipment, net	311,072	338,759

Goodwill	717,236	636,736

Deposits	309,749	304,084

Total Assets	$2,139,980	$1,790,012

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$447,724	$563,449
Bank debt, current portion	306,653	114,358
Accrued expenses	379,395	227,854
Notes payable, related parties	5,364	5,364
Notes payable, other, current portion	262,000	876,522

Total Current Liabilities	1,401,136	1,787,547

Other Liabilities:
Bank debt, net of current portion	551,824	698,289
Notes payable, related parties, net of current	105,694	110,293
Notes payable, other,net of current portion	1,182,568	825,761
Derivative liability	1,923	1,143

Total Other Liabilities	1,842,009	1,635,487

Redeemable Series B, convertible preferred stock,
$0.0001 par value, authorized 60,000 shares, 315 issued	318,389	15,000

Stockholders' Deficiency:
Preferred stock, $.0001 par value, 50,000,000 authorized;
Series A, convertible preferred stock,$0.0001 par value,
authorized 20,000,000 shares, 2,000,000 and none issued	200	200
Series C, convertible preferred stock, $0.0001 par value 10% cumulative, annual dividend$1,000 stated value, authorized
1,500 shares, 800 shares and 0 shares issued and outstanding	1	-
Series D, convertible preferred stock, 10% cumulative,
annual dividend$1,000 stated value, authorized
1,000 shares, 565.67 and 365.67 shares issued and outstanding,	566	366
Common stock, $.0001 par value, 500,000,000 shares
authorized; 168,737,602 and 105,973,976 shares issued and	25,873	15,873
outstanding (792,439 shares unissued at 3-31-2012 and 12-31-2011)
Additional paid-in-capital	8,768,447	7,850,943
Accumulated deficit	(10,317,112)	(9,620,926)

Total Genesis Holdings, Inc stockholders deficiency	(1,522,025)	(1,753,544)

Non-controlling interest	100,471	105,522

Total Stockholders' Deficiency	(1,421,554)	(1,648,022)

Total Liabilities and Stockholders' Deficiency	$2,139,980	$1,790,012

See Accompanying Notes to Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	FOR THE THREE MONTHS ENDED
	March 31
	2012	2011

Revenues	$1,520,035	$368,023

Cost of revenues earned	864,680	355,868

Gross Profit	655,355	12,155

OPERATING EXPENSES
Depreciation and amortization	14,208	6,500
Salaries and wages	423,829	104,335
Stock compensation	180,000	390,000
General and administrative	454,208	160,174

TOTAL OPERATING EXPENSES	1,072,245	661,009

LOSS FROM OPERATIONS	(416,890)	(648,854)

OTHER (INCOME) EXPENSES
Unrealized loss on fair value of derivative	(780)	(805,549)
Undistributed earnings from non-controlled subsidiary	5,051	-
Gain from disposal of capital equipment	23,378	-
Interest expense	(306,945)	(196,163)

TOTAL OTHER (INCOME)EXPENSE	(279,296)	(1,001,712)

NET LOSS	$(696,186)	$(1,650,566)

LOSS PER COMMON SHARE
Basic and fully diluted	$(0.004)	$(0.02)

Weighted average number of common shares
outstanding-basic and diluted	167,638,701	108,162,032

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	FOR THE THREE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:	March 31
	2012	2011
Net loss	$(696,186)	$(1,650,566)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	14,208	6,500
Amortization of debt discount	59,649	113,886
Amortization of loan costs	9,428	30,770
Stock compensation for services	180,000	390,000
Increase in fair value of derivative liability	780	805,549
Income from non-controlled interest	(5,051)	-
Changes in assets and liabilities:
Increase in accounts receivable	(277,884)	(96,060)
Decrease in inventory and other	6,581	1,247
Increase in deposits	(5,665)	-
Increase in accounts payable and accrued expenses	35,816	87,246
Total adjustments	17,862	1,339,138

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(678,324)	(311,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(5,145)	(14,877)
Goodwill Adjustment	(80,500)	-
Sale of equipment	44,796	-
NET CASH USED IN INVESTING ACTIVITIES	(40,849)	(14,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	25,000
Proceeds from sale of preferred stock	1,200,000	-
Financing costs associated with preferred stock	(185,079)	-
Increase in deferred loan costs	(10,000)	-
Proceeds from bank borrowings	71,000	123,000
Repayments of notes payable	(458,782)	(4,804)
Proceeds from notes payable	121,649	155,000
Proceeds from related party borrowings	-	15,036
NET CASH PROVIDED BY FINANCING ACTIVITIES	738,788	313,232

NET INCREASE (DECREASE) IN CASH	19,615	(13,073)

CASH - beginning of year	89,285	22,476

CASH - end of period	$108,900	$9,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$112,863	$97,293
Taxes paid	$-	$-

Noncash investing and financing activities:

Common stock issued for loan modification	$-	$153,850
Interest on preferred stock	$17,722	$-
Preferred stock issued on debt conversion	$18,450	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ACCOUNTING POLICIES

Basis of Presentation

Genesis Group Holdings, Inc., (formerly known as Genesis Realty Group, Inc.) (“Genesis” or “the Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware.  The Company is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

On January 14, 2010 Genesis Group Holdings, Inc. (“Genesis” and “the Company”) acquired all the outstanding shares of Digital Comm, Inc. (“Digital”), a Florida Corporation, in exchange for 50,000,000 shares of Genesis. Digital was originally formed on September 13, 2006 and, on January 14, 2010 was reorganized as a wholly owned subsidiary of Genesis.

For financial accounting purposes, the Merger was treated as a recapitalization of Genesis Group Holdings, Inc with the former stockholders of Genesis Group Holdings, Inc. retaining approximately 20% of the outstanding stock. This transaction has been accounted for as a reverse acquisition and accordingly the transaction has been treated as a recapitalization of Digital Comm, Inc., with Digital Comm, Inc. as the accounting acquirer. The historical financial statements are a continuation of the financial statements of the accounting acquirer, and any difference of the capital structure of the merged entity as compared to the accounting acquirer’s historical capital structure is due to the recapitalization of the acquired entity.

On August 22, 2011 the Company acquired 100% interest in Tropical Communications, Inc. (“Tropical”), a Florida corporation, based in Miami, Florida. Tropical is a State licensed Low Voltage and Underground contractor and provides services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the South Florida area. . The purchase price for Tropical was $72,000 paid with 1,000,000 shares of common stock in the Company valued at $.072  per share and an earn-out provision for additional shares of stock in the Company based on a formula tied to future earnings of Tropical.

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

The total purchase price for the RM companies was $337,500 paid with $100,000 in cash, $200,000 pursuant to a six month promissory note and 7,500,000 shares of common stock in the Company valued at $.005 per share.  Pursuant to the Agreement and as a result of the acquisition of RM Leasing, the Company acquired, subject to certain bank liens, certain vehicles, machinery and equipment as well as existing business opportunities.  Additional compensation will be paid in the form of an earn-out as well as cashless warrants priced at $.30 per share for up to 500,000 additional shares, for each $500,000 in net income generated to the Company during the twenty four months following closing.

Unless the context otherwise requires, the terms “Company,” “we,” “our,” and “us,” means Genesis Holdings, Inc. and its subsidiaries.

Principles of Consolidation and Accounting for Investments in Affiliate Company

The consolidated financial statements include the results of Genesis and its wholly subsidiaries Digital Comm, Inc. (“Digital”), Tropical Communications, Inc. (“Tropical”) and Rives-Monteiro Leasing Company (“RM Leasing”), and RM Engineering, an entity under common control which is consolidated in accordance with FASB guidance related to variable interest entities.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company has the option to purchase the remaining ownership of RM Engineering for a de minimus amount.

We consolidate all variable interest entities (“VIEs”) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We consolidated RM Engineering because of our option to purchase the remaining 51% ownership of RM Engineering for a de minimus amount.

The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC.

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

2. GOING CONCERN

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of March 31, 2012, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2012	2011
Vehicles	$555,366	$605,247
Computers and Office Equipment	75,963	91,098
Equipment	440,241	440,241
Small Tools	20,504	20,504
Total	1,092,074	1,157,089

Less accumulated depreciation	(781,002)	(818,331)

Property and equipment, net	$311,072	$338,759

Depreciation expense for the three months ended March 31, 2012 was $14,208, as compared t0 $6,500 in the same period of 2011.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. BANK DEBT

Bank debt consists of the following:

	March 31, 2012	December 31, 2011

Two installment notes payable, payable monthly principle
and interest of $621.24 and $533.24, interest at 9.05%
and 0% secured by vehicle, maturing June 2015 and July 2016	$48,498	$51,569

Three Lines of credit, payable monthly principle
and interest, with interest ranging 5.5% to 8.05%,
guaranteed personally by principal shareholders,
maturing July 2012, June 2015 and February 2020	809,979	761,078
	858,477	858,477
Less: Current portion of debt	(306,653)	(114,348)
Long term portion of bank debt	$551,824	$698,289

5.  NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	March 31, 2012	December 31, 2011

Note payable, UTA refer to Note 7	$551,171	$516,522

Promissory note, 6% interest, due June 2013
unsecured (described further below)	631,397	825,761

8% convertible promissory notes, unsecured,
maturing November 2011, paid January 2012 through
May 2012	32,500	112,500

Acquisition promissory note to former shareholders of
RM Engineering & Leasing, unsecured, non-interest,
Due March 2012 and June2012	200,000	200,000

Promissory notes due on demand, due June 2011
non- interest, with 1,000,000 share equity component	-0-	8,000

Promissory note, unsecured, non-interest due July 2011,
with 2,000,000 common shares equity component	29,500	39,500

	1,444,568	1,702,283

Less: Current portion of debt	(262,000)	(876,522)

Long term portion of notes payable, other	$1,182,568	$825,761

On July 5, 2011the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark® Global Solutions, LLC (“Tekmark”) and Munro Capital Inc. (“Munro Capital”). Pursuant to the parties’ Master Agreement, the Company is receiving financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from Munro Capital.  Both financings covered are pursuant to Promissory Notes with two year terms, interest at 1% per month. Tekmark funding is secured by the Company’s accounts receivable. Funding by Tekmark will be in the form of payroll funding support for specific and approved customers of Digital. As of March 31, 2012 the balances owed Tekmark and

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Munro Capital was $303,017 and $328,380, respectively.

6.	NOTE PAYABLE - UTA

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

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	NOTE PAYABLE – UTA-(continued)

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

In December 2011 the Company and lender UTA Capital LLC, entered into Third Loan Extension and Modification Agreements (“Modification Agreement”) in connection with their existing note payable with a balance of $775,000 at December 31, 2011. The Modification Agreement provided for:

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

7. DUE TO RELATED PARTY

This account is comprised of the following loans from related parties:

	March 31, 2012	December 31, 2011

Principal shareholders of the Company, unsecured
Non-interest bearing, due on demand	$1,635	$1,635

3rd Party promissory note with company under common
Ownership by officer and former owner of Tropical.
6.75% interest, monthly payments of interest only of
$1,007, unsecured and personally guaranteed by
Officer, due November 2016	105,695	110.294

Officer and former owner of RM Leasing, unsecured
Non-interest bearing, due on demand	3,728	3,728

	111,058	115,657

Less: Current portion of debt	(5,364)	(5,364)

Long term portion of notes payable, other	$105,694	$110,293

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

The Company accounts for the embedded conversion features included in its common stock as well as the related warrants as derivative liabilities. The aggregate fair value of derivative liabilities as of March 31, 2012 and December 31, 2011 amounted to $1,923 and $1,143, respectively. The increase of $780 in the fair value of the derivative liability between the respective periods is included in other expense.

9.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of March 31, 2012 and December 31, 2011 the Company had net operating loss carryforwards (“NOL’s”) of approximately $3,484,000 and $2,948,000, which will be available to reduce future taxable income and expense through 2031, subject to limitations pursuant to IRC Section 382 in the event of a more than fifty percent change of ownership.

10. COMMON STOCK

On January 6, 2012 in exchange for consenting to forgive his salary for 2011, the Company issued 5,000,000 shares at a fair market price of $.006 to a director of the Company.  The shares were recorded as stock compensation in 2011.

On January 17, 2012 the Company issued 5,000,000 shares of the Company’s common stock valued at the fair market price of $0.00369 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

11.  PREFERRED STOCK

In January 2012 the Company issued to a Director of the Company, 200 shares of Series D Preferred Stock in exchange for the director foregoing their 2011 compensation. The amount was recorded as compensation expense in 2011.

The Company issued to various investors in January 2012, 450 shares of Series C Preferred Stock in exchange for $450,000.

The Company issued to various investors in January 2012, 100 shares of Series B Preferred Stock in exchange for $100,000.

The Company issued to an investor in January 2012 100 shares of Series B Preferred Stock in exchange for $100,000.

In February 2012 the Company issued to various investors 250 shares of Series C Preferred Stock in exchange for $250,000.

In March 2012 the Company issued to various investors 100 shares of Series C Preferred Stock in exchange for $100,000.

The Company issued to various investors in March 2012, 200 shares of Series B Redeemable Preferred Stock in exchange for $200,000.

12.  STOCK COMPENSATION

For the three month period in 2012 the Company incurred $180,000 in stock compensation expense compared to 390,000 in 2011 from the issuance of 5,200,000 in shares of its common stock in 2010 that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary plus the issuance of 10,500,000 bonus compensation shares to employees and officers and the issuance of 5,000,000 shares of common stock to one of the Company’s officers as compensation pursuant to the terms of his employment agreement.

13.  RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $10,317,112 and $9,620,926 at March 31, 2012 and December 31, 2011 respectively.

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

14.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 5, 2012, which is the date the financial statements were issued, and has concluded that only the following events or transactions took place which would require disclosure herein.

During April 2012, the Company issued 250 shares of Series C Preferred Stock to various investors in exchange for $250,000.

In April 2012 the Company issued 3,571,429 shares of the Company’s common stock valued at the fair market price of $0.0045 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three months ended March 31, 2012 and 2011 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiaries for 2012 and 2011 and its liquidity and capital resources at March 31, 2012.

Results of Operations

Revenues for the three month period in 2012 increased by approximately $1,152,000 or 313%, as compared to the same period in 2011 which results primarily from the company’s continued successful efforts during the current period working with Verizon Wireless pursuant to a master contract with the Digital subsidiary and, the inclusion of revenues from the acquisitions of Tropical Communications, Inc. and Rives-Monteiro Engineering.  Tropical Communications and Rives-Monteiro Engineering accounted for approximately $800,000 of the increase in revenue.

                 Cost of revenues earned in 2012 increased approximately $509,000 or 143% for the three month period, versus 2011, and was 57% of revenues in 2012 as compared to 97% in 2011.  These increases in costs were the result of the Company’s acquisitions of Tropical Communications, Inc. and Rives-Monteiro Engineering, which accounted for approximately $376,000 of the increase.  The Company continued its efforts of cost containment and better utilization of its personnel. Cost of revenues for 2012 and 2011 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs.  For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services.

For the three months ended March 31 period in 2012 the Company incurred $180,000 in stock compensation expense compared to $390,000 in 2011 from the issuance of 5,000,000 shares of its common stock to an officer of the Company in 2012 and the issuance of 2,000,000 shares of its common stock to employees and 8,500,000 shares of its common stock to three of the officers of the Company as award based compensation during 2011.  During the 2011 period the Company recognized $150,000 of expense related to a stock issuance to an officer in the first quarter of 2011 and, $240,000 of expense related to stock issuance to a consultant for services relating to corporate matters.

For the three months ended March 31, 2012 salaries and wages increased approximately $319,000, or 306%, to approximately $424,000, the increase was primarily due to the acquisitions of Tropical Communications and Rives-Monteiro Engineering, which accounted for approximately $272,000 of the increase.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries management personnel and administrative overhead.  These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that re not directly related to performance of our services under customer contracts. General and administrative expenses in 2012 for the three month period were 30% of revenues versus 43% in 2011.  The costs increased approximately $294,000 to approximately $454,000, and increased primarily from the hiring of additional personnel and resulting salaries and wages, travel, and insurance. The acquisitions of Tropical Communications and Rives-Monteiro Engineering accounted for approximately $341,000 of the increase.

Interest expense increased by approximately $111,000 to approximately $307,000 for the three month period ended March 31, 2012, primarily from the higher third party loans to finance the operations of the company.

The unrealized loss on the change in fair value of the derivative decreased to $780 as compared to $805,549 for the same period in 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2012 the Company had a working capital deficit of approximately $599,000 as compared to a working capital deficit of approximately $1,277,000 at December 31, 2011. This 53 % decrease in working capital deficit is primarily the result of the issuance of preferred stock, which was used to repay borrowings of the Company

Net cash used by operating activities for the three months in 2012 was approximately $678,000 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, combined with the net loss for the period, as compared to net cash used by operating activities of approximately $311,000 for the three months ended 2011.

Net cash used by investing activities for the three months ended 2012 was approximately $41,000, which primarily consists of capital expenditures for equipment and machinery, as compared to approximately $15,000 in 2011.

Net cash provided by financing activities for the three months in 2012 was approximately $739,000 which resulted primarily from proceeds from the sale of preferred stock, which was offset by the repayments of notes and loans payable compared to approximately $313,000 in 2011.

Our cash resources are not sufficient to meet anticipated working capital requirements for at least the following three to four months. Accordingly, to resolve this shortfall in liquidity the Company continues to pursue an aggressive course to raise funds from borrowings and capital raises, although there can be no assurances that the Company will be successful in its efforts.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2012 in exchange for consenting to forgive his salary for 2011, the Company issued 5,000,000 shares at a fair market price of $.006 to a director of the Company.  The shares were recorded as stock compensation in 2011.

On January 17, 2012 the Company issued 5,000,000 shares of the Company’s common stock valued at the fair market price of $0.00369 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

In January 2012 the Company issued to a Director of the Company, 200 shares of Series D Preferred Stock in exchange for the director foregoing their 2011 compensation. The amount was recorded as compensation expense in 2011.

The Company issued to various investors in January 2012 550 shares of Series C Preferred Stock in exchange for $450,000.

The Company issued to various investors in Janaury 2012, 100 shares of Series B redeemable Preferred Stock in exchange for $100,000.

In February 2012 the Company issued to various investors 250 shares of Series C Preferred Stock in exchange for $250,000.

In March 2012 the Company issued to various investors 100 shares of Series C Preferred Stock in exchange for $100,000.

The Company issued to various investors in March 2012, 200 shares of Series B Redeemable Preferred Stock in exchange for $200,000.

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

GENESIS GROUP HOLDINGS, INC.
May 10, 2012	By: /s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, principal financial and accounting officer