Form 10-Q
period 2012-06-30
GENESIS GROUP HOLDINGS INC
filed 2012-08-06
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  185,896,364 shares of common stock are issued and outstanding as of August 1, 2012.

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

PART 1 - FINANCIAL INFORMATION

Item1.      Financial Statements.

GENESIS GROUP HOLDINGS, INC.
 CONSOLIDATED BALANCE SHEETS

	June 30,	DECEMBER 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$34,862	$89,285
Accounts receivable	625,744	347,607
Inventory	5,562	10,992
Deferred loan costs	30,229	53,848
Other current assets	6,946	8,701

Total Current Assets	703,343	510,433

Property & equipment, net	322,347	338,759

Goodwill	717,236	636,736

Deposits	379,181	304,084

Total Assets	$2,122,107	$1,790,012

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$653,687	$563,449
Bank debt, current portion	432,079	114,358
Accrued expenses	448,761	227,854
Notes payable, related parties	5,364	5,364
Notes payable, other, current portion	1,336,125	876,522

Total Current Liabilities	2,876,016	1,787,547

Other Liabilities:
Bank debt, net of current portion	406,059	698,289
Notes payable, related parties, net of current	105,694	110,293
Notes payable, other,net of current portion	-	825,761
Derivative liability	1,013	1,143

Total Other Liabilities	512,766	1,635,486

Redeemable Series B, convertible preferred stock,
$0.0001 par value,authorized 60,000 shares, 315 issued	326,750	15,000

Stockholders' Deficiency:
Preferred stock, $.0001 par value, 50,000,000 authorized;
Series A, convertible preferred stock,$0.0001 par value,
authorized 20,000,000 shares, 2,000,000 and none issued	200	200
Series C, convertible preferred stock, 10% cummulative,
annual dividend$1,000 stated value, authorized
1,500 shares, 1,150 shares issued and outstanding	1	-
Series D, convertible preferred stock, 10% cummulative,
annual dividend$1,000 stated value, authorized
1,000 shares, 565.67 and 365.67 shares issued and outstanding,	566	366
Common stock, $.0001 par value, 500,000,000 shares
authorized; 172,309,031 and 105,973,976 shares issued and	43,032	15,873
outstanding (792,439 shares unissued at 6-30-2012 and 12-31-2011)
Additional paid-in-capital	9,305,272	7,850,943
Accumulated deficit	(11,032,070)	(9,620,926)

Total Genesis Holdings, Inc stockholders deficiency	(1,682,999)	(1,753,544)

Non-controlling interest	88,574	105,522

Total Stockholders' Deficiency	(1,594,425)	(1,648,022)

Total Liabilities and Stockholders' Deficiency	$2,121,107	$1,790,011

See Accompanying Notes to Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$1,403,551	$820,804	$2,923,586	$1,188,827

Cost of revenues earned	988,461	445,789	1,853,141	801,657

Gross Profit	415,090	375,015	1,070,445	387,170

OPERATING EXPENSES
Depreciation and amortization	25,002	6,650	39,210	13,150
Salaries and wages	330,652	276,722	754,481	405,383
Stock compensation	150,000	780,000	330,000	930,000
General and administrative	326,808	149,721	781,017	525,568

TOTAL OPERATING EXPENSES	832,462	1,213,093	1,904,708	1,874,102

LOSS FROM OPERATIONS	(417,372)	(838,078)	(834,263)	(1,486,932)

OTHER INCOME (EXPENSES)
Unrealized gain on fair value of derivative	910	(1,847,145)	130	(2,652,694)
Undistributed earnings from non-controlled subsidiary	-	-	-	-
Gain (loss) from disposal of capital equipment	(1,397)	-	21,981	-
Interest expense	(287,120)	(566,901)	(594,064)	(763,064)

TOTAL OTHER INCOME (EXPENSE)	(287,607)	(2,414,046)	(571,953)	(3,415,758)

Gain in non-controlling interest	11,897	-	16,948	-

NET LOSS	$(693,082)	$(3,252,124)	$(1,389,268)	$(4,902,690)

LOSS PER COMMON SHARE
Basic and fully diluted	$(0.00)	$(0.03)	$(0.01)	$(0.04)

Weighted average number of common shares
outstanding-basic and diluted	174,948,805	115,469,022	171,293,753	111,815,527

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	FOR THE SIX MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:	June 30
	2012	2011
Net loss	$(1,389,268)	$(4,902,690)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	39,210	13,150
Amortization of debt discount	118,598	227,772
Amortization of loan costs	33,619	426,354
Stock compensation for services	330,000	930,000
Change in fair value of derivative liability	(130)	2,652,694
Undistributed earnings from non-controlled subsidiary	(16,948)	-
Changes in assets and liabilities:
Increase in accounts receivable	(278,137)	(163,385)
Decrease in inventory and other	7,185	2,222
Increase in deposits	(75,097)	-
Increase in accounts payable and accrued expenses	353,474	129,752
Total adjustments	511,774	4,218,559

NET CASH (USED) IN OPERATING ACTIVITIES	(877,494)	(684,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(43,518)	(31,154)
Goodwill Adjustment	(80,500)	-
Sale of equipment	20,720	-
NET CASH USED IN INVESTING ACTIVITIES	(103,298)	(31,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	283,496
Proceeds from sale of preferred stock	1,379,607	-
Increase in deferred loan costs	(10,000)	-
Proceeds from bank borrowings	71,000	123,000
Repayments of notes and loans payable	(699,012)	(54,467)
Proceeds from third party borrowings	206,649	487,958
Proceeds from related party borrowings		22,415
Distribution to subsidiary member	(21,875)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	926,369	862,402

NET INCREASE (DECREASE) IN CASH	(54,423)	147,117

CASH - beginning of year	89,285	22,476

CASH - end of period	$34,862	$169,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$239,920	$108,938
Taxes paid	$-	$-

Noncash investing and financing activities:

Common stock issued for loan modification	$-	$153,722
Interest on preferred stock	$52,958	$-
Common stock issued on debt conversion	$84,829	$-

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

The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC.

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

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ACCOUNTING POLICIES (continued)

Segment Information

The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance, and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods.

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

2. GOING CONCERN

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of June 30, 2012, the Company has both negative working capital and continued net losses. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from principals and/or financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	December 31,
	2012	2011
Vehicles	$588,714	$605,247
Computers and Office Equipment	78,892	91,098
Equipment	440,241	440,241
Small Tools	20,504	20,504
Total	1,128,351	1,157,089

Less accumulated depreciation	(806,004)	(818,331)

Property and equipment, net	$322,347	$338,759

Depreciation expense for the three months ended June 30, 2012 was $14,208, as compared to $6,500 in the same period of 2011.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. BANK DEBT

Bank debt consists of the following:

	June 30, 2012	December 31, 2011

Two installment notes payable, payable monthly principle and interest of $621.24 and $533.24, interest at 9.05% and 0% secured by vehicle, maturing June 2015 and July 2016	$45,616	$51,569
Three Lines of credit, payable monthly principle and interest, with interest ranging 5.5% to 8.05%, guaranteed personally by principal shareholders, maturing July 2012, June 2015 and February 2020	792,522	761,078
	838,138	812,647
Less: Current portion of debt	(432,079)	(114,358)
Long term portion of bank debt	$406,059	$698,289

5.  NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	June 30, 2012	December 31, 2011

Note payable, UTA refer to Note 7	$610,112	$516,522
Promissory note, 6% interest, due June 2013
unsecured (described further below)	436,513	825,761
8% convertible promissory notes, unsecured,
maturing November 2011, paid January 2012 through
May 2012	-0-	112,500
Convertible promissory notes, unsecured, maturing in December 2012	50,000	-
Acquisition promissory note to former shareholders of
RM Engineering & Leasing, unsecured, non-interest,
Due March 2012 and June 2012	200,000	200,000
Convertible promissory notes, unsecured, maturing in December 2012	25,000	-
Promissory notes due on demand, due June 2011
non- interest, with 1,000,000 share equity component	-0-	8,000
Promissory note, unsecured, non-interest due July 2011,
with 2,000,000 common shares equity component	14,500	39,500

	1,336,125	1,702,283

Less: Current portion of debt	(1,336,125)	(876,522)

Long term portion of notes payable, other	$-	$825,761

On July 5, 2011the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark® Global Solutions, LLC (“Tekmark”) and Munro Capital Inc. (“Munro Capital”). Pursuant to the parties’ Master Agreement, the Company is receiving financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from Munro Capital.  Both financings covered are pursuant to Promissory Notes with two year terms, interest at 1% per month. Tekmark funding is secured by the Company’s accounts receivable. Funding by Tekmark will be in the form of payroll funding support for specific and approved customers of Digital. As of June 30, 2012 and December 31, 2011the balances owed Tekmark and Munro Capital was $98,126 and $338,380,  and $497,381 and $328,380 respectively.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited).

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

7.  DUE TO RELATED PARTY

This account is comprised of the following loans from related parties:

	June 30, 2012	December 31, 2011

Principal shareholders of the Company, unsecured
Non-interest bearing, due on demand	$1,635	$1,635

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

The Company accounts for the embedded conversion features included in its common stock as well as the related warrants as derivative liabilities. The aggregate fair value of derivative liabilities as of June 30, 2012 and December 31, 2011 amounted to $1,013 and $1,143, respectively. The decrease of $130 in the fair value of the derivative liability between the respective periods is included in other income.

9.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of June 30, 2012 and December 31, 2011 the Company had net operating loss carryforwards (“NOL’s”) of approximately $5,216,000 and $3,827,000, which will be available to reduce future taxable income and expense through 2031, subject to limitations pursuant to IRC Section 382 in the event of a more than fifty percent change of ownership.

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

On April 17, 2012 the Company issued 3,571,429 shares of the Company’s common stock valued at the fair market price of $0.0045 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

On May 8, 2012 the Company issued 6,818,102 shares of the Company’s common stock valued at the fair market price of $0.0044 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

On June 14, 2012 the Company issued 6,769,231 shares of the Company’s common stock valued at the fair market price of $0.003 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

11.  PREFERRED STOCK

In January 2012 the Company issued to a Director of the Company, 200 shares of Series D Preferred Stock in exchange for the director foregoing their 2011 compensation. The amount was recorded as compensation expense in 2011. The same Director was issued 366 shares of Series D Preferred stock in exchange for certain loans previously recorded.

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

The Company issued to various investors in March 2012, 200 shares of Series B Redeemable Preferred Stock in exchange for $200,000.

In April 2012 the Company issued to various investors 250 shares of Series C Preferred Stock in exchange for $250,000.

In May 2012 the Company issued to various investors 100 shares of Series C Preferred Stock in exchange for $100,000.

12.  STOCK COMPENSATION

For the three month period ending June 30, 2012 the Company incurred $150,000 in stock compensation expense compared to $390,000 in 2011 from the issuance of 5,200,000 in shares of its common stock in 2010 that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary plus the issuance of 10,500,000 bonus compensation shares to employees and officers and the issuance of 5,000,000 shares of common stock to one of the Company’s officers as compensation pursuant to the terms of his employment agreement. For the sixth month period in 2012 the Company incurred $330,000 in stock compensation expense as compared to $930,000 in the same period of 2011.

13.  RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $11,032,070 and $9,620,926 at June 30, 2012 and December 31, 2011 respectively.

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

14.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 1, 2012, which is the date the financial statements were issued, and has concluded that only the following events or transactions took place which would require disclosure herein.

During July 2012, the Company issued 350 shares of Series C Preferred Stock to various investors in exchange for $350,000.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiaries for 2012 and 2011 and its liquidity and capital resources at June 30, 2012.

Results of Operations

Revenues for the three and six month periods ended June 30, 2012 increased by approximately $583,000 and $1,735,000 or 71% and 146%, respectively, to approximately $1,404,000 and $ 2,924,000 as compared to $821,000 and $1,189,000 in 2011 respectively, which results primarily from the company’s continued successful efforts during the current period working with Verizon Wireless pursuant to a master contract with the Digital subsidiary and, the inclusion of revenues from the acquisitions of Tropical Communications, Inc. and Rives-Monteiro Engineering.  Tropical Communications and Rives-Monteiro Engineering accounted for approximately $611,000 and $1,216,000 of the increase in revenue.

                 Cost of revenues earned in 2012 increased by approximately $543,000 and $1,051,000 or 122% and 133% respectively for the three and six months to $ $988,000 and $1,853,000 respectively, as compared to $446,000 and $802,000 in 2011.  Costs of revenues were 70% for the three months in 2012, as compared to 54% for the same period in 2011. Cost of revenues were 70% for the six month period ended June 30, 2012, as compared to 67% for the same period of 2011. These increases in costs were the result of the Company’s acquisitions of Tropical Communications, Inc. and Rives-Monteiro Engineering, which accounted for approximately $86,000 and $730,000 of the increase.  The Company continued its efforts of cost containment and better utilization of its personnel. Cost of revenues for 2012 and 2011 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs.  For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services.

For the three and six months periods ended June 30 periods in 2012 the Company incurred $150,000 and $330,000 in stock compensation expense compared to $780,000 and $930,000 in 2011 from the issuance of 5,000,000 shares of its common stock to an officer of the Company in 2012 and the issuance of 2,000,000 shares of its common stock to employees and 8,500,000 shares of its common stock to three of the officers of the Company as award based compensation during 2011.

For the three and six month periods ended June 30, 2012 salaries and wages increased approximately $54,000 and $345,000 to approximately $331,000 and $754,000 in 2012 as compared to approximately $277,000 and $405,000 in 2011 respectively. The increase was partially due to the acquisitions of Tropical Communications and Rives-Monteiro Engineering, which accounted for approximately $268,000 and $540,000 of the increase. The remaining increase was a result of the additional revenue generated by the Company’s Digital Communications subsidiary.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries management personnel and administrative overhead.  These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that re not directly related to performance of our services under customer contracts. General and administrative expenses in 2012 for the three and six month periods were 23% and 27% of revenues versus 18% and 44% in 2011.  The costs increased approximately $177,000 and $255,000 or 118% and 49% respectively to approximately $327,000 and $781,000 respectively in 2012, as compared to approximately $150,000 and $526,000 respectively in 2011. The increases were primarily the result of increased costs for travel, and insurance and other costs. The acquisitions of Tropical Communications and Rives-Monteiro Engineering accounted for approximately $48,000 and $350,000 respectively of the increase.

Interest expense decreased by approximately $280,000 and $169,000 respectively to approximately $287,000 and $594,000 for the three and six month period ended June 30, 2012, from approximately $567,000 and $763,000 in the same periods of 2011. The decrease was primarily a result of a decrease in costs associated with borrowing from 2011 to 2012.

The unrealized loss on the change in fair value of the derivative increased to $910 as compared to -$1,847,145 and increased to $130 as compared to -$2,652,694 for the same period in 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2012 the Company had a working capital deficit of approximately $2,173,000 as compared to a working capital deficit of approximately $1,277,000 at December 31, 2011. This 70 % increase in working capital deficit is primarily the result of the maturity of the company’s borrowings from long term to short term maturities.

Net cash used in operating activities for the six months in 2012 was approximately $877,000 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, combined with the net loss for the period, as compared to net cash used by operating activities of approximately $684,000 for the six months ended June 30,2011.

Net cash used by investing activities for the six months ended 2012 was approximately $103,000, which primarily consists of capital expenditures for equipment and machinery, as compared to approximately $31,000 in 2011.

Net cash provided by financing activities for the six months in 2012 was approximately $926,000 which resulted primarily from proceeds from the sale of preferred stock, which was offset by the repayments of notes and loans payable compared to approximately $862,000 in 2011, which was the result of third party borrowings and the sale of common stock.

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

Item 1.     Legal Proceedings.

In May, 2012 a former employee filed suit in the United States District Court for the Southern District of Florida alleging entitlement for relief under the Fair Labor Standards Act, as amended, 29 U.S.C. §201 et. seq.  The Company has asserted that the employee was an exempt managerial employee and not entitled to any relief under the act.

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

The Company issued to various investors in January 2012, 550 shares of Series C Preferred Stock in exchange for $450,000.

The Company issued to various investors in January 2012, 100 shares of Series B redeemable Preferred Stock in exchange for $100,000.

In February 2012 the Company issued to various investors 250 shares of Series C Preferred Stock in exchange for $250,000.

In March 2012 the Company issued to various investors 100 shares of Series C Preferred Stock in exchange for $100,000.

The Company issued to various investors in March 2012, 200 shares of Series B Redeemable Preferred Stock in exchange for $200,000.

In April 2012 the Company issued to various investors 250 shares of Series C Preferred Stock in exchange for $250,000.

On April 17, 2012 the Company issued 3,571,429 shares of the Company’s common stock valued at the fair market price of $0.0045 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

On May 8, 2012 the Company issued 6,818,102 shares of the Company’s common stock valued at the fair market price of $0.0044 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

In May 2012 the Company issued to various investors 100 shares of Series C Preferred Stock in exchange for $100,000

On June 14, 2012 the Company issued 6,769,231 shares of the Company’s common stock valued at the fair market price of $0.003 per share in connection with loan provisions of a third party borrowing, recorded as loan cost expense.

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

GENESIS GROUP HOLDINGS, INC.

August 3, 2012	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, principal financial and accounting officer