Form 10-Q/A
period 2012-06-30
GENESIS GROUP HOLDINGS INC
filed 2012-08-13
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
FORM 10-Q/A
AMENDMENT NO. 2 TO FORM 10-Q

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

Explanatory Note

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 for the purpose of amending and restating certain items, contained in our unaudited condensed consolidated financial statements and related notes as of June 30, 2012 and for the three and six months ended June 30, 2012.  The restatement relates to the correction of errors related to cash flows from investing activities, derivative liabilities, liquidity and cash reserves.  Our revenue, cash provided by operating activities and operating income were not affected by the restatement.  The original 10Q was inadvertently filed prior to full and complete review by our independent auditors.
For the convenience of the reader, the Quarterly Report has been restated in its entirety.

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

PART 1 - FINANCIAL INFORMATION

Item1.      Financial Statements.

GENESIS GROUP HOLDINGS, INC.
 CONSOLIDATED BALANCE SHEETS

	June 30,	DECEMBER 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$34,862	$89,285
Accounts receivable	625,744	347,607
Inventory	5,562	10,992
Deferred loan costs	30,229	53,848
Other current assets	6,946	8,701

Total Current Assets	703,343	510,433

Property & equipment, net	322,347	338,759

Goodwill	717,236	636,736

Deposits	379,181	304,084

Total Assets	$2,122,107	$1,790,012

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$653,687	$563,449
Bank debt, current portion	432,079	114,358
Accrued expenses	448,761	227,854
Notes payable, related parties	5,364	5,364
Notes payable, other, current portion, net of discount of $138,880 and $258,478	1,262,125	876,522
Convertible notes payable	75,000	-

Total Current Liabilities	2,877,016	1,787,547

Other Liabilities:
Bank debt, net of current portion	406,059	698,289
Notes payable, related parties, net of current	105,694	110,293
Notes payable, other,net of current portion	-	825,761
Derivative liability	1,013	1,143

Total Other Liabilities	512,766	1,635,486

Redeemable Series B, convertible preferred stock,
$0.0001 par value,authorized 60,000 shares, 315 issued	326,750	15,000

Stockholders' Deficiency:
Preferred stock, $.0001 par value, 50,000,000 authorized;
Series A, convertible preferred stock,$0.0001 par value,
authorized 20,000,000 shares, 2,000,000 and none issued	200	200
Series C, convertible preferred stock, 10% cummulative,
annual dividend$1,000 stated value, authorized
1,500 shares, 1,150 shares issued and outstanding	1	-
Series D, convertible preferred stock, 10% cummulative,
annual dividend$1,000 stated value, authorized
1,000 shares, 565.67 and 365.67 shares issued and outstanding,	566	366
Common stock, $.0001 par value, 500,000,000 shares
authorized; 185,896,364 and 158,737,602 shares issued and	43,032	15,873
outstanding (792,439 shares unissued at June 30, 2012 and December 31, 2011)
Additional paid-in-capital	9,355,272	7,850,943
Accumulated deficit	(11,082,070)	(9,620,926)

Total Genesis Holdings, Inc stockholders deficiency	(1,682,999)	(1,753,544)

Non-controlling interest	88,574	105,522

Total Stockholders' Deficiency	(1,594,425)	(1,648,022)

Total Liabilities and Stockholders' Deficiency	$2,122,107	$1,790,011

See Accompanying Notes to Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$1,403,551	$820,804	$2,923,586	$1,188,827

Cost of revenues earned	988,461	445,789	1,853,141	801,657

Gross Profit	415,090	375,015	1,070,445	387,170

OPERATING EXPENSES
Depreciation and amortization	25,002	6,650	39,210	13,150
Salaries and wages	330,652	276,722	754,481	405,383
Stock compensation	200,000	780,000	380,000	930,000
General and administrative	326,808	149,721	781,017	525,568

TOTAL OPERATING EXPENSES	882,462	1,213,093	1,954,708	1,874,102

LOSS FROM OPERATIONS	(467,372)	(838,078)	(884,263)	(1,486,932)

OTHER INCOME (EXPENSES)
Unrealized gain on fair value of derivative	910	(1,847,145)	130	(2,652,694)
Undistributed earnings from non-controlled subsidiary	-	-	-	-
Gain (loss) from disposal of capital equipment	(1,397)	-	21,981	-
Interest expense	(287,120)	(566,901)	(594,064)	(763,064)

TOTAL OTHER INCOME (EXPENSE)	(287,607)	(2,414,046)	(571,953)	(3,415,758)

Gain in non-controlling interest	11,897	-	16,948	-

NET LOSS	$(743,082)	$(3,252,124)	$(1,439,268)	$(4,902,690)

LOSS PER COMMON SHARE
Basic and fully diluted	$(0.00)	$(0.03)	$(0.01)	$(0.04)

Weighted average number of common shares
outstanding-basic and diluted	176,803,018	115,469,022	172,165,914	111,815,527

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	FOR THE SIX MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:	June 30
	2012	2011
Net loss	$(1,439,268)	$(4,902,690)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	39,210	13,150
Amortization of debt discount	118,598	227,772
Amortization of loan costs	33,619	426,354
Stock compensation for services	380,000	930,000
Change in fair value of derivative liability	(130)	2,652,694
Undistributed earnings from non-controlled subsidiary	(16,948)	-
Changes in assets and liabilities:
Increase in accounts receivable	(278,137)	(163,385)
Decrease in inventory and other	7,185	2,222
Increase in deposits	(75,097)	-
Increase in accounts payable and accrued expenses	353,474	129,752
Total adjustments	561,774	4,218,559

NET CASH (USED) IN OPERATING ACTIVITIES	(877,494)	(684,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(43,518)	(31,154)
Goodwill Adjustment	(80,500)	-
Sale of equipment	20,720	-
NET CASH USED IN INVESTING ACTIVITIES	(103,298)	(31,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	283,496
Proceeds from sale of preferred stock	1,379,607	-
Increase in deferred loan costs	(10,000)	-
Proceeds from bank borrowings	71,000	123,000
Repayments of notes and loans payable	(699,012)	(54,467)
Proceeds from third party borrowings	206,649	487,958
Proceeds from related party borrowings		22,415
Distribution to subsidiary member	(21,875)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	926,369	862,402

NET INCREASE (DECREASE) IN CASH	(54,423)	147,117

CASH - beginning of year	89,285	22,476

CASH - end of period	$34,862	$169,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$239,920	$108,938
Taxes paid	$-	$-

Noncash investing and financing activities:

Common stock issued for loan modification	$-	$153,722
Interest on preferred stock	$52,958	$-
Common stock issued on debt conversion	$84,829	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 29, 2011 the Company acquired a 49% stake in Rives Monteiro Engineering LLC. (“RME”), an engineering firm and certified woman owned business based in Tuscaloosa, Al.  The Company also acquired 100% of Rives Monteiro Leasing LLC (“RML”) an equipment provider for the cable-engineering services. The Company has an option to purchase the remaining 51% of RME.  The entire combined transaction was paid with 7.5 million shares of Common Stock in the Company, $100,000 in cash and an additional $0.2 million to be paid pursuant to a six month promissory note.

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

Principles of Consolidation and Accounting for Investments in Affiliate Company

The consolidated financial statements include the results of Genesis and its wholly subsidiaries Digital Comm, Inc. (“Digital”), Tropical Communications, Inc. (“Tropical”) and RML and RME , an entity under common control which is consolidated in accordance with FASB guidance related to variable interest entities.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company has the option to purchase the remaining ownership of RME for a de minimus amount.

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
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
	(unaudited)
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

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. BANK DEBT

Bank debt consists of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Two installment notes payable, payable monthly principle and interest of $621.24 and $533.24, interest at 9.05% and 0% secured by vehicle, maturing June 2015 and July 2016	$45,616	$51,569
Three Lines of credit, principle and interest payable monthly, with interest ranging 5.5% to 8.05%, guaranteed personally by principal shareholders, maturing July 2012, June 2015 and February 2020	792,522	761,078
	838,138	812,647
Less: Current portion of debt	(432,079)	(114,358)
Long term portion of bank debt	$406,059	$698,289

5.  NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Note payable, UTA refer to Note 7	$611,112	$516,522
Promissory note, 6% interest, due June 2013
unsecured (described further below)	436,513	825,761
8% convertible promissory notes, unsecured,
maturing November 2011, paid January 2012 through
May 2012	-0-	112,500
Convertible promissory notes, unsecured, maturing in December 2012 , payable in cash at 150% of principal or conversion into common stock	50,000	-
Acquisition promissory note to former shareholders of
RME & RML , unsecured, non-interest,
Due March 2012 and June 2012	200,000	200,000
Convertible promissory notes, unsecured, maturing in December 2012 , payable in cash at 150% of principal or conversion into common stock	25,000	-
Promissory notes due on demand, due June 2011
non- interest, with 1,000,000 share equity component	-0-	8,000
Promissory note, unsecured, non-interest due July 2011,
with 2,000,000 common shares equity component	14,500	39,500

	1,337,125	1,702,283

Less: Current portion of debt	(1,337,125)	(876,522)

Long term portion of notes payable, other	$-	$825,761

On July 5, 2011 the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark® Global Solutions, LLC (“Tekmark”) and Munro Capital Inc. (“Munro Capital”). Pursuant to the parties’ Master Agreement, the Company is receiving financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from Munro Capital.  Both financings covered are pursuant to Promissory Notes with two year terms, interest at 1% per month. Tekmark funding is secured by the Company’s accounts receivable. Funding by Tekmark will be in the form of payroll funding support for specific and approved customers of Digital. As of June 30, 2012 and December 31, 2011the balances owed Tekmark and Munro Capital was $98,133 and $338,380,  and $497,381 and $328,380 respectively.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited).

5.  NOTE PAYABLE – OTHER, continued
On August 6, 2010, UTA Capital LLC provided a working capital loan to Genesis, the parent company of Digital, with Digital also as an additional borrower. The loan is evidenced by a Note and Warrant Purchase Agreement between Digital and Genesis and UTA Capital, LLC dated August 6, 2010. The Agreement calls for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes are each one year amortized term notes bearing interest at 10% per annum.  The Company received an initial draw from the first $1 million note of $960,000 net of fees which was recorded as an investment contribution by Genesis in Digital.

The Company issued to UTA Capital, LLC warrants purchasing 20,952,381 shares of common stock in Genesis exercisable at $0.15 per share which provide for a cashless exercise. The warrants expire on December 31, 2016 .  Pursuant to generally accepted accounting standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. This amount, totaling approximately $455,540, has been recorded as a debt discount and charged to interest expense over the life of the promissory note.

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

5.  NOTE PAYABLE – OTHER (continued)

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

As  of June 30, 2012, the remaning principal on the UTA note was $750,000, with a remaining debt discount of $138,880.  Pursuant to generally accepted accounting standards, the amount shown on the financial statements is $611,112.

6.   DUE TO RELATED PARTY

This account is comprised of the following loans from related parties:

	June 30, 2012	December 31, 2011
	(unaudited)
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

As of June 30, 2012, the derivative liability was valued using the following criteria 1) Market Price on June 30, 2012 of $0.0039, 2) exercise price of the warrants of $0.15, 3) risk free rate of return of 15% and 4) volatility of the Company’s common stock of 57%, which was calculated usung comparables.

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

9.   COMMON STOCK

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

10.   PREFERRED STOCK

In January 2012 the Company issued to a Director of the Company, 200 shares of Series D Preferred Stock in exchange for the director foregoing their 2011 compensation. The amount was recorded as compensation expense in 2011. The same Director was issued 366 shares of Series D Preferred stock in exchange for certain loans previously recorded.

During the first quarter of 2012 the Company issued to various investors, 3000 shares of Series B Preferred Stock in exchange for $300,000.

During the first quarter of 2012 the Company issued to various investors 800 shares of Series C Preferred Stock in exchange for $800,000.

In the second quarter of 2012 the Company issued to various investors 350 shares of Series C Preferred Stock in exchange for $350,000.

11.   STOCK COMPENSATION

For the three month period ending June 30, 2012 the Company incurred $200,000 in stock compensation expense compared to $390,000 in 2011 from the issuance of 5,200,000 in shares of its common stock in 2010 that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary plus the issuance of 10,500,000 bonus compensation shares to employees and officers and the issuance of 5,000,000 shares of common stock to one of the Company’s officers as compensation pursuant to the terms of his employment agreement. For the sixth month period in 2012 the Company incurred in stock compensation expense of $380,000 as compared to $930,000 in the same period of 2011.

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

For the three and six month periods ended June 30, 2012 salaries and wages increased approximately $54,000 and $345,000 to approximately $331,000 and $754,000 in 2012 as compared to approximately $277,000 and $405,000 in 2011 respectively. The increase was partially due to the acquisitions of Tropical Communications and Rives-Monteiro Engineering, which accounted for approximately $268,000 and $540,000 respectively of the increase. The remaining increase was a result of the additional revenue generated by the Company’s Digital Communications subsidiary.

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

Net cash used in operating activities for the six months in 2012 was approximately $877,000 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, combined with the net loss for the period, as compared to net cash used by operating activities of approximately $684,000 for the six months ended June 30, 2011.

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

GENESIS GROUP HOLDINGS, INC.

August 13, 2012	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, principal financial and accounting officer