Form 10-Q/A
period 2012-06-30
GENESIS GROUP HOLDINGS INC
filed 2012-10-16
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
FORM 10-Q/A
AMENDMENT NO. 3 TO FORM 10-Q

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

Explanatory Note

We are filing this Amendment No. 3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 for the purpose of including the Section 1350 certification of our Chief Executive Officer as of June 30, 2012 and for the three and six months ended June 30, 2012.  The restatement relates to the inadvertent omission in our filing of the certification.  Our revenue, cash provided by operating activities and operating income were not affected by the restatement.  The original 10Q was inadvertently filed without the certification.

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

Principles of Consolidation and Accounting for Investments in Affiliate Company

The consolidated financial statements include the results of Genesis and its wholly subsidiaries Digital Comm, Inc. (“Digital”), Tropical Communications, Inc. (“Tropical”) and RML and RME, an entity under common control which is consolidated in accordance with FASB guidance related to variable interest entities.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company has the option to purchase the remaining ownership of RME for a de minimus amount.

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

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. BANK DEBT

Bank debt consists of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Two installment notes payable, payable monthly principle and interest of $621.24 and $533.24, interest at 9.05% and 0% secured by vehicle, maturing June 2015 and July 2016	$45,616	$51,569
Three Lines of credit, principle and interest payable monthly, with interest ranging 5.5% to 8.05%, guaranteed personally by principal shareholders, maturing July 2012, June 2015 and February 2020	792,522	761,078
	838,138	812,647
Less: Current portion of debt	(432,079)	(114,358)
Long term portion of bank debt	$406,059	$698,289

5.  NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Note payable, UTA refer to Note 7	$611,112	$516,522
Promissory note, 6% interest, due June 2013
unsecured (described further below)	436,513	825,761
8% convertible promissory notes, unsecured,
maturing November 2011, paid January 2012 through
May 2012	-0-	112,500
Convertible promissory notes, unsecured, maturing in December 2012, payable in cash at 150% of principal or conversion into common stock	50,000	-
Acquisition promissory note to former shareholders of
RME & RML, unsecured, non-interest,
Due March 2012 and June 2012	200,000	200,000
Convertible promissory notes, unsecured, maturing in December 2012, payable in cash at 150% of principal or conversion into common stock	25,000	-
Promissory notes due on demand, due June 2011
non- interest, with 1,000,000 share equity component	-0-	8,000
Promissory note, unsecured, non-interest due July 2011,
with 2,000,000 common shares equity component	14,500	39,500

	1,337,125	1,702,283

Less: Current portion of debt	(1,337,125)	(876,522)

Long term portion of notes payable, other	$-	$825,761

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

The Company issued to UTA Capital, LLC warrants purchasing 20,952,381 shares of common stock in Genesis exercisable at $0.15 per share which provide for a cashless exercise. The warrants expire on December 31, 2016.  Pursuant to generally accepted accounting standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. This amount, totaling approximately $455,540, has been recorded as a debt discount and charged to interest expense over the life of the promissory note.

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

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     (Removed and Reserved).

Item 5.     Other Information.

None

Item 6.     Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Financial and Accounting Officer *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS GROUP HOLDINGS, INC.

August 13, 2012	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, principal financial and accounting officer