Form 10-Q
period 2012-09-30
GENESIS GROUP HOLDINGS INC
filed 2012-11-19
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  217,836,627 shares of common stock are issued and outstanding as of November 1, 2012.

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

●	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;

●	changes in general economic conditions and resulting reductions or delays, or uncertainties regarding governmental funding for infrastructure services;

●	adverse economic conditions in our markets;

●	our ability to successfully identify, complete and integrate acquisitions;

●	citations and fines issued by any government authority, and

●	the other factors discussed in more detail in Item 1A. —Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are based on our expectations, which reflect estimates and assumptions. These estimates and assumptions reflect our judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, our assumptions about future events may prove to be inaccurate.  We caution you that the forward-looking statements contained in this report are not guarantees of future performance, and that such statements may not be realized and the forward-looking events and circumstances may not occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  You are cautioned not to place undue reliance on these forward-looking statements and you should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Genesis", "we"", "our", the "Company" and similar terms refer to Genesis Group Holdings, Inc., a Delaware corporation, and wholly owned subsidiaries Digital Comm Inc., a Florida corporation (“Digital Comm”), Tropical Communications, Inc. (Tropical”),  Rives-Montiero Leasing (“RML”), TNS, Inc. (“TNS”), ADEX Corporation, ADEX Puerto Rico LLC, and ADEXCOMM Corporation (“collectively ADEX, or ADEX entities”) and our 49% owned subsidiary, Rives-Monteiro Engineering, LLC (“RME”).  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ending December 31, 2011.

The information which appears on our web site at www.genesisgroupholdingsinc.com  is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.
GENESIS GROUP HOLDINGS, INC.
 CONSOLIDATED BALANCE SHEETS

	September 30, 2012	DECEMBER 31, 2011
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$247,880	$89,285
Accounts receivable, net of allowance for doubtful accounts of $104,852 and $4,852	7,451,678	347,607
Inventory	58,796	10,992
Deferred loan costs	1,823,465	53,848
Other current assets	197,734	8,701

Total Current Assets	9,779,553	510,433

Property & equipment, net	173,657	338,759

Goodwill and other intangible assets, net	15,731,611	636,736

Note receivable from related party	125,000	-

Investment in Digital Comm	83,333	-

Deposits	284,522	304,084

Total Assets	$26,177,676	$1,790,012

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities
Accounts payable	$1,250,170	$563,449
Bank debt, current portion	347,045	114,358
Accrued expenses	1,157,876	227,855
Notes payable, related parties	3,728	5,364
Notes payable, acquisition	2,099,154	-
Notes payable, other, current portion	1,464,500	876,522

Total Current Liabilities	6,322,473	1,787,548

Other Liabilities:
Bank debt, net of current portion	144,749	698,289
Notes payable, related parties, net of current	105,694	110,293
Notes payable, other, net of current portion	12,350,000	825,761
Derivative liability	361,881	1,143

Total Other Liabilities	12,962,324	1,635,486

Common stock with $.10 put option, 5,000,000 and none shares issued and outstanding	500,000	-

Redeemable Series A, convertible preferred stock, $.0001 par value, 20,000,000 authorized, 2,000,000 and 2,000,000 issued	200,000	200,000
Redeemable Series B, convertible preferred stock,
$0.0001 par value, authorized 60,000 shares, 365 issued	384,063	15,000
Redeemable Series C, convertible preferred stock, 10% cumulative annual dividend, $1,000 stated value, authorized 1,500 shares 1,500 and none shares issued and outstanding	1,500,000	-
Redeemable Series F, convertible preferred stock,
$0.0001 par value, authorized 60,000 shares, 4,150 issued	4,150,000	-
Redeemable Series G, convertible preferred stock,
$0.0001 par value, 3,500 shares outstanding, none issued	-	-
	6,734,063	215,000
Stockholders' Equity (Deficiency):
Preferred stock, $.0001 par value, 50,000,000 authorized;
Series D, convertible preferred stock, $0.0001 par value ,10% cumulative, annual dividend$1,000 stated value, authorized
1,000 shares, 565.67 and 365.67 shares issued and outstanding,	566	366
Series E, convertible preferred stock,,$0.0001 par value, 10% cumulative, annual dividend$1,000 stated value, authorized
50,000 shares, 3,781 shares issued and outstanding	4	-
Common stock, $.0001 par value, 500,000,000 shares
authorized; 217,836,627 and 105,973,976 shares issued and
outstanding (792,439 shares unissued at 9-30-2012 and 12-31-2011)	21,783	15,873
Additional paid-in-capital	13,664,000	7,651,143
Accumulated deficit	(13,599,948)	(9,620,926)

Total Genesis Group Holdings, Inc. stockholders equity (deficiency)	86,405	(1,953,544)

Non-controlling interest	72,411	105,522

Total Stockholders' Equity (Deficiency)	158,816	(1,848,022)

Total Liabilities and Stockholders' Equity (Deficiency)	$26,177,676	$1,790,012

See Accompanying Notes to unaudited Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$2,950,728	$651,299	$5,874,314	$2,703,830

Cost of revenues earned	1,729,683	330,569	3,582,824	1,513,058

Gross profit	1,221,045	320,730	2,291,490	1,190,772

OPERATING EXPENSES
Depreciation and amortization	41,434	14,916	80,644	28,066
Salaries and wages	740,872	607,591	1,495,353	1,018,074
Stock compensation	223,998	-	603,998	930,000
General and administrative	692,175	138,431	1,473,192	1,081,273

TOTAL OPERATING EXPENSES	1,698,479	760,938	3,653,187	3,057,413

LOSS FROM OPERATIONS	(477,434)	(440,208)	(1,361,697)	(1,866,640)

OTHER INCOME (EXPENSES)
Unrealized gain (loss) on fair value of derivative	(360,868)	2,158,137	(360,738)	(494,557)
Loss from disposal of subsidiary	(880,393)	-	(880,393)	-
Gain (loss) from disposal of capital equipment	-	-	21,981	-
Interest expense	(776,674)	(320,705)	(1,370,738)	(1,097,762)

TOTAL OTHER INCOME (EXPENSE)	(2,017,975)	1,837,432	(2,589,888)	(1,592,319)

Income (loss) before gain in non-controlling interest	(2,495,409)	1,397,224	(3,951,585)	(3,458,961)

Non-controlling interest	16,163	-	33,111	-

NET INCOME ( LOSS)	$(2,479,246)	$1,397,224	$(3,918,474)	$(3,458,961)

INCOME (LOSS) PER COMMON SHARE
Basic and fully diluted	$(0.01)	$0.01	$(0.02)	$(0.03)
Weighted average number of common shares
outstanding-basic and diluted	196,429,934	132,358,358	180,312,957	118,663,137

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	FOR THE NINE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:	September 30
	2012	2011
Net loss	$(3,918,474)	$(3,458,961)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	80,644	28,066
Amortization of debt discount	273,801	537,591
Amortization of loan costs	63,848	568,931
Stock compensation for services	603,998	930,000
Change in fair value of derivative liability	360,738	494,557
Sale of equipment	20,981	-
Write off of prior subsidiary	1,586,919
Undistributed earnings from non-controlled subsidiary	(33,111)	-
Changes in assets and liabilities:
Increase in accounts receivable	(1,731,076)	(243,517)
Increase in inventory and other	(15,288)	(106,605)
Increase in deposits	(31,473)	-
Increase in accounts payable and accrued expenses	1,328,429	352,753
Total adjustments	2,509,410	2,561,776

NET CASH USED IN OPERATING ACTIVITIES	(1,409,064)	(897,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(61,459)	(63,102)
Cash received in acquisition	99,774
Cash paid for acquisitions	(13,519,594)	-
NET CASH USED IN INVESTING ACTIVITIES	(13,481,279)	(63,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	283,496
Proceeds from sale of preferred stock	4,800,000	-
Costs of issuance of preferred stock	(129,121)	-
Increase in deferred loan costs	(10,000)	-
Increase in prepaid loan costs	(1,838,788)
Proceeds from bank borrowings	150,000	123,000
Repayments of notes and loans payable	(1,619,741)	(96,628)
Proceeds from third party borrowings	14,161,649	697,703
Increase in related party receivable	(125,000)
Repayments of acquisition note payable	(279,514)
Proceeds from related party borrowings	-	22,417
Distribution to subsidiary member	(60,547)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,048,938	1,029,988

NET INCREASE (DECREASE) IN CASH	158,595	69,701

CASH - beginning of period	89,285	22,476

CASH - end of period	$247,880	$92,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$581,229	$108,938
Taxes paid	$-	$-

Noncash investing and financing activities:

Common stock issued for loan modification	$-	$153,722
Common stock issued on debt conversion	$84,829	$-
Common stock issued for acquisition	$77,500
Redeemable preferred stock issued for acquisition	$4,150,000	-
Promissory notes issued for acquisition	$2,378,668	-
Preferred stock issued on debt conversion	$781,140

Assets and liabilities acquired
Accounts receivable	$5,969,040	$-
Other current assets	$224,069	$-
Property & equipment, net	$90,072	$-
Deposits	$(45,472)	$-
Accounts payable	$464,610	$-
Accrued expenses	$761,925	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ACCOUNTING POLICIES

Basis of Presentation

Genesis Group Holdings, Inc., (formerly known as Genesis Realty Group, Inc.) and i-RealtyAuction.com, Inc.) (“we”, “us”, “our”, “Genesis” or “the Company”, which, unless the context otherwise indicates, includes the Company and its consolidated subsidiaries) was incorporated on November 22, 1999 under the laws of the State of Delaware.  The Company is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

On September 17, 2012 the Company acquired 100% of the outstanding capital stock of TNS, Inc. (“TNS”), an Illinois corporations based in Des Plaines, Illinois.  TNS is a provider of structured cabling and distributed antenna systems primarily in the Chicago, Illinois area.  The purchase price for TNS was $4,927,500 paid with $700,000 in cash, 5,000,000 shares of common stock and 4,150 shares of Series F Preferred Stock.  The Company granted the TNS sellers the right to put the shares of common stock to the Company for $.10 per share beginning March 17, 2014, and continuing for sixty days thereafter.  Additional consideration will also be paid in the event certain operating results are achieved by TNS.  The holders of the Series F Preferred Stock can demand that an aggregate of 3,000 shares of Series F Preferred be redeemed beginning on November 27, 2012, with the redemption to occur within twenty days of such request. The holders may also request an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013 and an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2014.  In the event that certain operating results are achieved or not achieved by TNS, additional shares of Series F Preferred Stock may be issued or issued shares of Series F Preferred Stock may be cancelled based on an agreed upon formula.

On September 17, 2012 the Company  acquired all the outstanding capital stock of ADEX Corporation, a New York corporation, and ADEXCOMM Corporation, a New York Corporation (“ADEXCOMM”) and all outstanding membership interests of ADEX Puerto Rico LLC, a Puerto Rican limited liability company (“ADX Puerto RICO”), and together with ADEX and ADEXCOMM, the ADEX Entities. The ADEX entities are an international service organization that provides turnkey services and project staffing solutions exclusively to the telecommunication industry.  ADEX assists telecommunications companies throughout the project life cycle of any network deployment.   The purchase price for the ADEX entities was $15,198,262, which was paid with $12,819,594 in cash, a note in the amount of $1,046,000, and an amount of cash equal to the net working capital of the ADEX entities as of the closing date, $1,332,668.  This payment was secured by the issuance of 1,500 shares of Series G Preferred Stock.  As additional consideration the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”).  If the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50, and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0.  The company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243.  In connection with these obligations, the Company issued 2,000 shares of Series G Preferred Stock, which are held in escrow.  These shares are redeemable in the event the company defaults on its obligation to make the required payments.  These shares of Series G Preferred are automatically cancelled if payments are made in cash by the Company.

On September 13, 2012, Genesis sold 60% of the outstanding shares of the common stock of Digital Comm Inc., to Billy Caudill, a former director of the company,  in exchange for the issuance to Genesis by Billy Caudill of a non-recourse promissory note in the aggregate principal amount of $125,000 dated September 13, 2012 pursuant to a Purchase and Sale Agreement dated July 30, 2012.  The note is secured by the purchased shares.  Digital Comm Inc. was a wholly owned subsidiary which was acquired on January 14, 2010.

Principles of Consolidation and Accounting for Investments in Affiliate Company

The consolidated financial statements include the results of Genesis and its wholly owned subsidiaries, and RM Engineering, an entity under common control, which was acquired on December 29, 2011, which is consolidated in accordance with FASB guidance related to variable interest entities.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company has the option to purchase the remaining ownership of RM Engineering for a de minimus amount.

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

The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on April 16, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period.  Accordingly, actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount paid to acquire subsidiaries over the estimated fair value of the net assets acquired.  Goodwill and intangibles with indefinite useful lives are not amortized but are subject to an annual impairment test.  The company will test goodwill and non-amortized intangibles using a two-step process. Under the first test, the company determines the fair value of ech reporting unit to which goodwill has been assigned and then compares the fair value to the unit’s carrying value, including goodwill.  If the fair value exceeds the carrying value, no impairment loss is recognized.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is performed to measure the impairment loss. Under the second step, the company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the unit as determined in the first step.    The company then compares the implied fair value of goodwill to the carrying value of goodwill.  If the implied fair value of goodwill is less than the carrying value of goodwill, the company recognizes an impairment loss equal to the difference.

The company is in the process of having a valuation performed of the goodwill and other intangible assets acquired in order to determine the proper allocation between goodwill and recognized intangible assets.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10-S99, Revenue Recognition-Overall-SEC Materials. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s revenues are generated from contracted services to design, installation, and repair services of structured data and voice cabling systems to small and mid-size commercial and governmental entities.  Prior to commencement of services and depending on the length of the services to be provided, the Company secures the client’s acceptance of a written proposal.  Generally, the services are provided over a period ranging between 2 days to 14 days.  If the Company anticipates that the services span over a month, the Company usually requires a down payment from the customer, which help pay for the cabling and accessories and it will provide a monthly progress billing, based on services rendered, or upon completion of the contracted services.

Fair Value

The company applies a three-level valuation hierarchy for valuation hierarchy for fair value measurements.  The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value.  Level 1 inputs to the valuation methodology utilize unadjusted quoted market prices in active markets for identical assets and liabilities.  Level 2 inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar asets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data.  Level 3 inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.  The company utilizes fair value measurements in determining the carrying value of its investment and derivative liabilities.

For purposed of determining the carrying value of its investments, the company used a Level 3 input. For purposes of determining the derivative liability, the company used Level 3 inputs

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012

2. ACQUISITIONS AND DISPOSALS

Disposal of Digital Comm, Inc. Subsidiary

On September 13, 2012, the company sold 60% of the outstanding shares of the common stock of Digital Comm Inc., to Billy Caudill, a former director of the company,  in exchange for the issuance to the company by Billy Caudill of a non-recourse promissory note in the aggregate principal amount of $125,000 dated September 13, 2012 pursuant to a Purchase and Sale Agreement dated July 30, 2012.  The note is secured by the purchased shares.

Acquisition of TNS, Inc.

On September 17, 2012 the Company acquired 100% of the outstanding capital stock of TNS, Inc. (“TNS”), an Illinois corporations based in Des Plaines, Illinois.  TNS is a provider of structured cabling and distributed antenna systems primarily in the Chicago, Illinois area.  The purchase price for TNS was $4,927,500 paid with $700,000 in cash, 5,000,000 shares of common stock and 4,150 shares of Series F Preferred Stock.  The Company granted the TNS sellers the right to put the shares of common stock to the Company for $.10 per share beginning March 17, 2014, and continuing for sixty days thereafter.  Additional consideration will also be paid in the event certain operating results are achieved by TNS.  The holders of the Series F Preferred Stock can demand that an aggregate of 3,000 shares of Series F Preferred be redeemed beginning on November 27, 2012, with the redemption to occur within twenty days of such request. The holders may also request an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013 and an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2014.  In the event that certain operating results are achieved or not achieved by TNS, additional shares of Series F Preferred Stock may be issued or issued shares of Series F Preferred Stock may be cancelled based on an agreed upon formula.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition of ADEX Entities

On September 17, 2012 the Company acquired all the outstanding capital stock of ADEX Corporation, a New York corporation, and ADEXCOMM Corporation, a New York Corporation (“ADEXCOMM”) and all outstanding membership interests of ADEX Puerto Rico LLC, a Puerto Rican limited liability company (“ADX Puerto RICO”), and together with ADEX and ADEXCOMM, the ADEX Entities. The ADEX entities are an international service organization that provides turnkey services and project staffing solutions exclusively to the telecommunication industry. ADEX assists telecommunications companies throughout the project life cycle of any network deployment. The purchase price for the ADEX entities was approximately $15,198,262, which was paid with $12,819,594 in cash, a note in the amount of $1,046,000, and an amount of cash equal to the net working capital of the ADEX entities as of the closing date, $1,332,668. This payment was secured by the issuance of 1,500 shares of Series G Preferred Stock. As additional consideration the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”). If the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50, and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0. The company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243. In connection with these obligations, the Company issued 2,000 shares of Series G Preferred Stock, which are held in escrow. These shares are redeemable in the event the Company defaults on its obligation to make the required payments. These shares of Series G Preferred are automatically cancelled if payments are made in cash by the Company.

The final purchase prices for the above acquisitions were calculated as follows:
	TNS	ADEX
Cash	$700,000	$12,819,594
Promissory Notes	-	2,378,668
Common Stock	77,500	-
Redeemable Preferred Stock	4,150,000	-

Total Purchase Price	$4,927,500	$15,198,262

the final purchase prices were allocated to the assets acquired and liabilities assumed as follows:

	TNS	ADEX
Goodwill and other intangible assets, primarily customer list	$4,730,231	$10,284,144

Good will and other intangibles of Unaudited profroma results of operations as if the Company had acquired TNS and ADEX as of January 1, 2011 and had disposed of Digital as of January 1, 2011 are as follows:

Quarter Ended September 30, 2011
	Genesis	TNS	ADEX	Digital	Total
Revenue	$651,299	$937,401	$10,525,019	$(402,870)	$11,710,849
Income (loss) from operations	$(440,208)	$(166,691)	$580,649	$170,739	$144,489
Net income (loss)	$1,397,244	$(16,691)	$550,762	$204,450	$2,135,765
Income (loss) per share basic and diluted	$0.010	$(0.001)	$0.004	$0.001	$0.014

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2012
	Genesis	TNS	ADEX	Digital	Total
Revenue	$1,477,097	$518,628	$8,470,513	$(555,998)	$9,910,240
Income (loss) from operations	$(666,920)	$(140,600)	$(880,704)	$223,850	$(1,464,374)
Net income (loss)	$(1,788,299)	$(140,600)	$(940,006)	$288,983	$(2,579,922)
Income (loss) per share basic and diluted	$(0.008)	$(0.001)	$(0.004)	$0.001	$(0.012)

Nine Months Ended September 30, 2011
	Genesis	TNS	ADEX	Digital	Total
Revenue	$2,703,830	$2,965,518	$26,251,950	$(1,691,956)	$30,229,342
Income (loss) from operations	$(1,866,641)	$171,278	$965,835	$487,294	$(242,234)
Net income (loss)	$(3,458,960)	$171,278	$887,732	$748,256	$(1,651,694)
Income (loss) per share basic and diluted	$(0.028)	$0.001	$0.007	$0.006	$(0.013)

Nine Months Ended September 30, 2012
	Genesis	TNS	ADEX	Digital	Total
Revenue	$4,400,863	$1,958,941	$23,768,369	$(1,691,956)	$28,436,217
Income (loss) from operations	$(1,551,183)	$12,969	$(508,575)	$487,294	$(1,559,495)
Net income (loss)	$(3,227,567)	$12,969	$(597,255)	$748,256	$(3,063,597)
Income (loss) per share basic and diluted	$(0.017)	$-	$(0.003)	$0.004	$(0.016)

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2012	2011
Vehicles	$506,038	$605,247
Computers and Office Equipment	322,397	91,098
Equipment	794,972	440,241
Small Tools	-	20,504
Total	1,623,407	1,157,089

Less accumulated depreciation	(1,449,750)	(818,331)

Property and equipment, net	$173,657	$338,759

Depreciation expense for the three months ended September 30, 2012 was $41,434, as compared to $14,916 in the same period of 2011. Depreciation for the nine months ended September 30, 2012 was $80,644 as compared to $28,066 for the same period in 2011.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. BANK DEBT

Bank debt consists of the following:

	September 30, 2012	December 31, 2011

Two installment notes payable, payable monthly principal and interest of $621.24 and $533.24, interest at 9.05% and 0% secured by vehicle, maturing June 2015 and July 2016	$25,063	$51,569
Three Lines of credit, payable monthly principal and interest, with interest ranging 5.5% to 8.05%, guaranteed personally by principal shareholders, maturing July 2012, June 2015 and February 2020	466,731	761,078
	491,794	812,647
Less: Current portion of debt	(347,045)	(114,358)
Long term portion of bank debt	$144,749	$698,289

5.  NOTES PAYABLE – OTHER

Notes payable, other consist of the following:

September 30, 2012		December 31, 2011

Note payable, UTA refer to Note 6	$-	$516,522
Note payable, Mid-Market Capital, refer to Note 6	13,000,000
Promissory note, 6% interest, due June 2013 unsecured (described further below)	-	825,761
8% convertible promissory notes, unsecured, maturing November 2011, paid January 2012 through May 2012	-0-	112,500
Convertible promissory notes, unsecured, maturing in December 2012	50,000	-
Acquisition promissory note to former shareholders of RM Engineering & Leasing, unsecured, non-interest, matured in March 2012 and June 2012	200,000	200,000
Convertible promissory notes, unsecured, maturing in December 2012	25,000	-
Promissory notes, unsecured, maturing in October 2012	530,000	-
Promissory notes due on demand, due June 2011
non- interest bearing with 1,000,000 share equity component	-0-	8,000
Promissory note, unsecured, non-interest bearing due July 2011,
with 2,000,000 common shares equity component	9,500	39,500

	13,814,500	1,702,283

Less: Current portion of debt	(1,464,500)	(876,522)

Long term portion of notes payable, other	$12,350,000	$825,761

On July 5, 2011the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark® Global Solutions, LLC (“Tekmark”) and MMD Genesis LLC. (“MMD Genesis”). Pursuant to the parties’ Master Agreement, the Company did receive financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from MMD Genesis.  Both financings were effected pursuant to Promissory Notes with two year terms, interest at 1% per month. Tekmark funding is secured by the Company’s accounts receivable. Funding by Tekmark was  in the form of payroll funding support for specific and approved customers of the Company. On September 30, 2012, the remaining balance of $658,380 due to MMD Genesis, along with accrued interest of $122,760 was converted to 781 shares of preferred stock.  As of September 30, 2012 and December 31, 2011the balances owed Tekmark and MMD Genesis was $0 and $497,381, and $0 and $328,380 respectively.

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	NOTE PAYABLE - UTA

On August 6, 2010, UTA Capital LLC provided a working capital loan to the Company with Digital also as an additional borrower. The loan was evidenced by a Note and Warrant Purchase Agreement between Digital and Genesis and UTA Capital, LLC dated August 6, 2010. The Agreement called for two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The Company received an initial draw from the first $1 million note of $960,000 net of fees.

Additionally, the Company issued to UTA Capital, LLC warrants to purchase 20,952,381 shares of common stock at a price of $0.15 per share which allow for cashless exercise. Pursuant to generally accepted accounting standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. This amount, totaling approximately $455,540, had been recorded as a debt discount and charged to interest expense over the life of the promissory note.

On September 17, 2012 the Company repaid remaining principal of $750,000 plus accrued interest to UTA Capital.  On September 16, 2012 the Company also entered into a Stock Purchase Agreement with UTA whereby the Company issued to UTA 24,940,263 shares of Genesis common stock on September 17, 2012 as consideration for UTA to retire and cancel a warrant dated August 6, 2010. In connection with the Stock Purchase Agreement, if it is subsequently determined that the shares issued to UTA did not represent 11.1% of the issued and outstanding shares of capital stock of the Company on a fully diluted basis as of September 17, 2012, the Company agrees to issue to UTA such additional shares of Genesis common stock required for the sum of the shares issued to UTA to equal 11.1% of the issued and outstanding capital stock of the Company on a fully diluted basis as of September 17, 2012.

5.  NOTE PAYABLE – MIDMARKET CAPITAL

On September 17, 2012, Genesis entered into a Loan and Security Agreement with the lender referred to therein, (“the “Lenders”) MidMarket Capital Partners, LLC as agent for the Lenders (the “Agent”) and certain subsidiaries of Genesis as Guarantors (the “Loan Agreement”). Pursuant to the Loan Agreement, the Lenders provided Genesis with senior secured first lien term loans in an aggregate amount of $13,000,000 (the “Term Loans”).  A portion of the proceeds of the Term Loans were used to finance the acquisitions of ADEX, ADEX Puerto Rico, ADEXCOMM and TNS, to repay certain outstanding indebtedness, (including all indebtedness owed to  UTA Capital, LLC) and to pay fees, costs and other expenses related thereto.  The remainder of the Term Loan may be used by Genesis to finance certain other acquisitions (“Potential Acquisitions”) and for working capital and long-term financing needs.

The Term Loans mature September 17, 2017, provided that if the Company fails to raise by March 14, 2014, at least $30,000,000 in connection with a public offering of voting equity securities of Genesis, the Term Loans shall mature on June 17, 2014. If no Potential Acquisition is completed within ninety days of September 17, 2012, the Company is required to repay $750,000 of the Term Loan.

Interest on the Term Loan accrues at a rate of 12% per annum.

Subject to certain exceptions, all obligations of Genesis under the Term Loans are unconditionally guaranteed by each of Genesis’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries (the “Guarantors”) pursuant to the terms of a Guaranty and Suretyship Agreement dated as of September 17, 2012, by Rives-Monterio Leasing, LLC and Tropical Communications, Inc., both wholly owned subsidiaries of Genesis,  in favor of the Agent (the “Guaranty”), as supplemented by an Assumption and Joinder Agreement date as of September 17, 2012 by and among Genesis, ADEX, TNS and the Agent (the “Joinder”). Pursuant to the terms of the Loan Agreement, the Guaranty (as supplemented by the Joinder) and a Pledge Agreement dated as of September 17, 2012 by Genesis in favor of the Agent, the obligation of Genesis and the Guarantors in respect of the Term Loans are secured by a first priority security interest in substantially all of the assets of Genesis and the Guarantors, subject to certain customary exception.

The Term Loans are subject to certain representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions. The Term Loans also contain events of default including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Term Loans, the failure to comply with certain covenants and agreements specified in the Loan Agreement and other loan documents entered into in connection therewith for a period of time after notice has been provided, the acceleration of certain other indebtedness resulting from the failure to pay principal on such other indebtedness, certain events of insolvency and the occurrence of any event, development or condition which has had or could reasonably be expected to have a material adverse effect.  If any event a default occurs, the principal premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Term Loans may become due and payable immediately.

Pursuant to the Term Loan Agreement, Genesis issued warrants to the Lenders (the “Warrants”), which entitle the Lenders to purchase a number of shares of common stock equal to 10% of the fully diluted shares of Genesis common stock on the date on which the Warrants first become exercisable, which is the earlier of December 16, 2012 and the date Genesis files a registration statement on Form S-1 with respect to its common stock. The Warrants have an exercise price of $.01 per share, subject to adjustment as set forth in the Warrants, and will expire on March 16, 2013.

6.  NOTE PAYABLE - RELATED PARTY

This account is comprised of the following loans from related parties:

	September 30, 2012	December 31, 2011

Principal shareholders of the Company, unsecured
Non-interest bearing, due on demand	$-	$1,635

3rd Party promissory note with company under common
Ownership by officer and former owner of Tropical.
6.75% interest, monthly payments of interest only of
$1,007, unsecured and personally guaranteed by
Officer, due November 2016	105,694	110,294

Officer and former owner of RM Leasing, unsecured
Non-interest bearing, due on demand	3,728	3,728

	109,422	115,657

Less: Current portion of debt	(3,728)	(5,364)

Long term portion of notes payable, other	$105,694	$110,293

GENESIS GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  DERIVATIVE LIABILITY

The Company analyzed the Note and Purchase Warrant Agreement referred to in Note 6  based on the provisions of ASC 815-15 and determined that the conversion option of the loan agreement qualifies as an embedded derivative.

The fair value upon inception of the embedded derivatives are calculated using the Black-Scholes option pricing model and recorded as embedded derivative liabilities. The embedded derivatives are revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations.

The Company accounts for the embedded conversion features included in its warrants as derivative liabilities. The aggregate fair value of derivative liabilities as of September 30, 2012 and December 31, 2011 amounted to $361,881 and $1,143, respectively. The increase of $360,738 in the fair value of the derivative liability between the respective periods is included in other expense. The Company used a common stock price of $.0197, with a risk free interest rate of 1%, and using comprables, a 57% common stock volatility to determine the fair value of the derivative liability as of September 30, 2012.

8.  INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations.  As of September 30, 2012 and December 31, 2011 the Company had net operating loss carry forwards (“NOL’s”) of approximately $6,734,000 and $3,827,000, which will be available to reduce future taxable income and expense through 2031, subject to limitations pursuant to IRC Section 382 in the event of a more than fifty percent change of ownership.

9. COMMON STOCK

On August 8, 2012 the Company issued 2,000,000 shares of the Company’s common stock in exchange for consulting services relating to public relations valued at the fair market price of $0.012 per share for a value of $24,000.

On August 29, 2012 the Company issued 24,940,263 shares of the Company’s common stock to UTA Capital in exchange for UTA Capital exercising common stock warrants with a cashless exercise.  The common stock was valued at the fair market price of $0.016 per share. The total value of the shares issued was $399,044.

On September 17, 2012 the Company issued 5,000,000 shares of the Company’s common stock with a fair market price of $0.0155 per share in connection with the acquisition of TNS, Inc.  The common stock was issued to the principals of TNS, Inc. The total value of the stock issued was $77,500.

10.  PREFERRED STOCK

In July 2012 the Company issued to various investors 350 shares of Series C Preferred Stock in exchange for $350,000.
In August 2012 the Company issued to various investors 50 shares of Series B Redeemable Preferred Stock in Exchange for $50,000.

In September 2012 the Company issued to various investors 3,000 shares of Series E Preferred Stock in exchange for $3,000,000. The Series E Preferred Stock was issued with warrants to purchase 4.99% of the fully diluted issued and outstanding common stock.

In September 2012 the Company issued to various investors 781 shares of Series E Preferred Stock in exchange for certain lenders converting principal and accrued interest on notes payable of $781,140.

As of September 30, 2012 the accrued preferred dividend was $71,034.  As of September 30, 2011 the accrued dividend was $0.

11.  STOCK COMPENSATION

For the three month period ending September 30, 2012 the Company incurred $223,998 in stock compensation expense compared to $0 in 2011 from the issuance of 5,200,000 in shares of its common stock in 2010 that had been due to one of the Company’s officers, as compensation, both pursuant to the terms of his employment agreement and accrued salary plus the issuance of 10,500,000 bonus compensation shares to employees and officers and the issuance of 5,000,000 shares of common stock to one of the Company’s officers as compensation pursuant to the terms of his employment agreement, along with the issuance of 2,000,000 shares of common stock to a consultant in the third quarter of 2012. For the nine month period ended September 30 2012 the Company incurred $603,998 in stock compensation expense as compared to $930,000 in the same period of 2011.

12.  RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of services, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $13,599,948 and $9,620,926 at September 30, 2012 and December 31, 2011 respectively.

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

13.   SUBSEQUENT EVENTS

During October 2012, the Company agreed to issue 1,175 shares of Series H Preferred Stock to various investors in exchange for $1,175,000.

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

The following discussions compare the consolidated financial results of Genesis and its wholly owned subsidiaries for 2012 and 2011 and its liquidity and capital resources at September 30, 2012.

Results of Operations

Revenues for the three and nine month periods ended September 30, 2012 increased by approximately $2,299,000 and $3,170,000 or 353% and 117%, respectively, to approximately $2,950,000 and $5,874,000 as compared to approximately $651,000 and $2,704,000 in 2011 respectively, which results primarily from the company’s inclusion of revenues from the acquisitions of Tropical Communications, Inc. and Rives-Monteiro Engineering in 2011 and the company’s acquisitions of ADEX and TNS in 2012.  The acquisitions of Tropical Communications, Rives-Monteiro Engineering, TNS and ADEX accounted for approximately all of the increase in revenues.

                 Cost of revenues earned in 2012 increased by approximately $1,399,000 and $2,070,000 or 423% and 137% respectively for the three and nine months to approximately $1,730,000 and $3,583,000 respectively, as compared to approximately $331,000 and $1,513,000 in 2011.  Costs of revenues were 59% for the three months in 2012, as compared to 51% for the same period in 2011. Cost of revenues were 61% for the nine month period ended September 30, 2012, as compared to 56% for the same period of 2011. These increases in costs were the result of the Company’s acquisitions of Tropical Communications, Inc., Rives-Monteiro Engineering, TNS and ADEX which accounted for approximately all of the increase.  The Company continued its efforts of cost containment and better utilization of its personnel. Cost of revenues for 2012 and 2011 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs.  For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services.

For the three and nine months periods ended September 30 periods in 2012 the Company incurred approximately $224,000 and $604,000  in stock compensation expense compared to $0 and $930,000 in 2011 from the issuance of 5,000,000 shares of its common stock to an officer of the Company and 2,000,000 shares of common stock to a consultant in 2012 and the issuance of 2,000,000 shares of its common stock to employees and 8,500,000 shares of its common stock to three of the officers of the Company as award based compensation during 2011.

For the three and nine month periods ended September 30, 2012 salaries and wages increased approximately $133,000 and $477,000 to approximately $741,000 and $1,495,000 in 2012 as compared to approximately $608,000 and $1,018,000 in 2011 respectively. The increase was due to the acquisitions of Tropical Communications, Rives-Monteiro Engineering, TNS and ADEX which accounted for the majority of the increase. The acquisitions of ADEX and TNS in September 2012 will cause salaries and wages to increase over previous levels.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries management personnel and administrative overhead.  These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to performance of our services under customer contracts. General and administrative expenses in 2012 for the three and nine month periods were 23% and 25% of revenues versus 21% and 40% in 2011.  The costs increased approximately $554,000 and $392,000 or 400% and 36% respectively to approximately $692,000 and $1,473,000 respectively in 2012, as compared to approximately $138,000 and $1,081,000 respectively in 2011. The increases were primarily the result of increased costs for travel, and insurance and other costs. The acquisitions of Tropical Communications and Rives-Monteiro Engineering, TNS and ADEX accounted for the majority of the increase.

Interest expense increased by approximately $456,000 and $273,000 respectively to approximately $777,000 and $1,371,000 for the three and nine month period ended September 30, 2012, from approximately $321,000 and $1,098,000 in the same periods of 2011. The decrease was primarily a result of a decrease in costs associated with borrowing from 2011 to 2012.

The unrealized loss on the change in fair value of the derivative increased to a loss of approximately $361,000 as compared to a gain of approximately $2,158,000 and increased to a loss of approximately $361,000 as compared to a loss of approximately $495,000 for the same period in 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2012 the Company had a positive working capital of approximately $1,634,000 as compared to a working capital deficit of approximately $1,277,000 at December 31, 2011. This 228% increase in working capital  is primarily the result of the acquisitions of TNS and ADEX in September 2012, which both had positive working capital.  The company also converted approximately $781,000 of debt to preferred stock.

Net cash used in operating activities for the nine months in 2012 was approximately $1,409,000 which reflects the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, combined with the net loss for the period, as compared to net cash used by operating activities of approximately $898,000 for the nine months ended September 30,2011.

Net cash used from investing activities for the nine months ended September 30, 2012 was approximately $13,481,000, which primarily consists of cash paid for the acquisitions of TNS and ADEX, as compared to approximately $63,000 in 2011, which was primarily the purchase of capital equipment.

Net cash provided by financing activities for the nine months in 2012 was approximately $15,049,000 which resulted from proceeds from the sale of preferred stock of $4,671,000 and the Mid Market borrowings of $13,000,000, which was offset by the repayments of notes and loans payable. This is  compared to approximately $1,030,000 in 2011, which was the result of third party borrowings and the sale of common stock.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk.  You should carefully consider the following risk factors, as well as the other information in this prospectus, before deciding whether to invest in our common stock.  If any of the following risks actually materializes, our business, financial condition and results of operations would suffer.  The trading price of our common stock could decline as a result of any of these risks, and you might lose all or part of your investment in our common stock.  You should read the section entitled “Forward-Looking Statements” immediately following these risk factors for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this prospectus.

Risks Related to Our Business

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

Economic downturns or reductions in government funding or infrastructure projects could reduce our revenues and profits and have a material adverse effect on our results of operations.

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

Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flows.

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

The effectiveness of disclosure controls is inherently limited.

We do not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system objectives will be met.  The design of a control system must also reflect applicable resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of these inherent limitations, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Failure of the control systems to prevent error or fraud could materially adversely impact our financial results and our business.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2012 the Company issued to various investors 350 shares of Series C Preferred Stock in exchange for $350,000. On August 8, 2012 the Company issued 2,000,000 shares of the Company’s common stock in exchange for consulting services relating to public relations valued at the fair market price of $0.012 per share.

In August 2012 the Company issued to various investors 50 shares of Series B Redeemable Preferred Stock in exchange for $50,000.

On August 29, 2012 the Company issued 24,940,263 shares of the Company’s common stock to UTA Capital in exchange for UTA Capital exercising common stock warrants with an exercise price of $0.00.  The common stock was valued at the fair market price of $0.016 per share.

On September 17, 2012 the Company issued 5,000,000 shares of the Company’s common stock with a fair market price of $0.0155 per share in connection with the acquisition of TNS, Inc.  The common stock was issued to the principals of TNS, Inc.

In September 2012 the Company issued to various investors 3,000 shares of Series E Preferred Stock in exchange for $3,000.000.

In September 2012 the Company issued to various investors 781 shares of Series E Preferred Stock in exchange for certain lenders converting principal and accrued interest on notes payable of $781,139.

Item 3.       Defaults Upon Senior Securities.

None

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None

Item 6.       Exhibits.

No.	Description
2.1	Stock Purchase Agreement dated as of September 17, 2012, by and among T N S, Inc., Joel Raven and Michael Roeske and Genesis Group Holdings, Inc. *
2.2
Equity Purchase Agreement dated as of September 17, 2012, by and among ADEX Corporation, ADEXCOMM Corporation, ADEX Puerto Rico, LLC, Peter Leibowitz, Gary McGuire, Marc Freedman and Justin Leibowitz and Genesis Group Holdings, Inc. *

3.1	Series E Certificate of Designation filed with the Delaware Secretary of State on September 18, 2012. *
3.2	Series F Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012. *
3.3	Series G Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012. *
10.1
Loan and Security Agreement dated as of September 17, 2012, by and among Genesis Group Holdings, Inc., Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., the lenders party thereto and MidMarket Capital Partners, LLC, as agent. (1)

10.2	Guaranty and Suretyship Agreement dated as of September 17, 2012 by Rives-Monteiro Leasing, LLC and Tropical Communications, Inc. in favor of MidMarket Capital Partners, LLC, as agent. (1)
10.3	Assumption and Joinder Agreement dated as of September 17, 2012 by and among Genesis Group Holdings, Inc., ADEX Corporation, T N S, Inc. and MidMarket Capital Partners, LLC, as agent. (1)
10.4	Pledge Agreement dated as of September 17, 2012 by Genesis Group Holdings, Inc. in favor of MidMarket Capital Partners, LLC, as agent. (1)
10.5	Form of Warrant, dated September 17, 2012. (1)
10.6	Purchase and Sale Agreement, dated as of July 30, 2012 by Genesis Group Holdings, Inc. and Billy Caudill. (1)
10.7	Promissory Note, dated September 13, 2012, issued by Billy Caudill to Genesis Group Holdings, Inc. (1)
10.8	Stock Purchase Agreement, dated as of September 6, 2012 by Genesis Group Holdings, Inc. and UTA Capital, LLC. (1)
10.9	Promissory Note, dated September 17, 2012, issued by Genesis Group Holdings, Inc. in connection with the acquisition of ADEX Corporation. (1)
10.10	Form of Subscription Agreement for Series E Preferred. (1)
10.11	Form of Commons Stock Purchase Warrant. (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer, principal financial and accounting officer*

*              filed herewith
(1)           Incorporated by reference to the Company's Current Report on Form 8-K filed on September 21, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS GROUP HOLDINGS, INC.
November 19, 2012	By: /s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, principal financial and accounting officer