Form 10-K
period 2012-12-31
INTERCLOUD SYSTEMS, INC.
filed 2013-04-01
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-32034

InterCloud Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0963722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 N. Military Trail, Suite 275
Boca Raton, FL 33431

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (561) 988-1988

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  common stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $346,144 as of June 30, 2012, based on the closing price of $0.425 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 28, 2013 was 2,799,565.

Documents Incorporated by Reference:  None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in “Risk Factors” in Item 1A and some of which are discussed in our other filings with the SEC. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  If we are ever considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Unless otherwise noted, “we,” “us,” “our,” and the “Company” refer to InterCloud Systems, Inc. and its predecessors and consolidated subsidiaries, including Rives-Monteiro Leasing, LLC, Rives-Monteiro Engineering, LLC, ADEX Corporation, ADEX Puerto Rico, LLC, ADEXCOMM Corporation, T N S, Inc., Tropical Communications, Inc. and Environmental Remediation and Financial Services, LLC

PART I

ITEM 1.        BUSINESS

Overview

We are a global single-source provider of value-added services for both corporate enterprises and service providers.  We offer cloud and managed services, professional consulting services and voice, data and optical solutions to assist our customers in meeting their changing technology demands.  Our cloud solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing to us rather than the capital expense model that has dominated in recent decades in information technology (IT) infrastructure management.  Our professional services groups offer a broad range of solutions, including application development teams, analytics, project management, program management, telecom network management and field services.  Our engineering, design, installation and maintenance services support the build- and operation of some of the most advanced enterprise, fiber optic, Ethernet and wireless networks.

We provide the following categories of offerings to our customers:

●
Cloud and Managed Services.  Our cloud-based service offerings include platform as a service (PaaS), infrastructure as a service (IaaS), database as a service (DbaaS), and software as a service (SaaS). Our extensive experience in system integration and solutions-centric services helps our customers quickly to integrate and adopt cloud-based services. Our managed-services offerings include network management, 24x7x365 monitoring, security monitoring, storage and backup services.

●
Applications and Infrastructure.  We provide an array of applications and services throughout North America and internationally, including unified communications, interactive voice response (IVR) and SIP-based call centers.  We also offer structured cabling and other field installations.  In addition, we design, engineer, install and maintain various types of WiFi and wide-area networks, distributed antenna systems (DAS), and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and applications teams support the deployment of new networks and technologies, as well as expand and maintain existing networks.  We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks.

●
Professional Services.  We provide consulting and professional staffing solutions to the service-provider and enterprise market in support of all facets of the telecommunications business, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services.  We leverage our international recruiting database, which includes more than 70,000 professionals, for the rapid deployment of our professional services.  On a weekly basis, we deploy hundreds of telecommunications professionals in support of our worldwide customers.  Our skilled recruiters assist telecommunications companies, cable broadband MSOs and enterprise clients throughout the project lifecycle of a network deployment and maintenance.

Our Recent and Pending Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a series of strategic acquisitions.

Since January 1, 2011, we have completed the following acquisitions:

●
ADEX Corporation.  In September 2012, we acquired ADEX Corporation, a New York corporation (“ADEX”), an Atlanta-based provider of engineering and installation services and staffing solutions and other services to the telecommunications industry.  ADEX’s managed solutions diversified our ability to service our customers domestically and internationally throughout the project lifecycle.

●
T N S, Inc.  In September 2012, we also acquired T N S, Inc., an Illinois corporation (“T N S”), a Chicago-based structured cabling company and DAS installer that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures.  T N S extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations that have significant ongoing cabling needs.

●
Tropical Communications, Inc.  In August 2011, we acquired Tropical Communications, Inc., a Florida corporation (“Tropical”), a Miami-based provider of structured cabling and DAS systems for commercial and governmental entities in the Southeast.

●
Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC.  In December 2011, we acquired a 49% stake in Rives-Monteiro Engineering, LLC, an Alabama limited liability company (“RM Engineering”), a certified Women Business Enterprise (WBE) cable firm based in Tuscaloosa, Alabama that performs engineering services in the Southeastern United States and internationally, and 100% of Rives-Monteiro Leasing, LLC, an Alabama limited liability company (“RM Leasing”, and together with RM Engineering, “Rives-Monteiro”), an equipment provider for cable-engineering services firms.  We have an option to purchase the remaining 51% of RM Engineering for a nominal sum at any time.  RM Engineering operates from its headquarters in Tuscaloosa, Alabama and provides services to customers located in the United States and Latin America.

●
Environmental Remediation and Financial Services, LLC.  In December 2012, our ADEX subsidiary acquired Environmental Remediation and Financial Services, LLC, a New Jersey limited liability company (“ERFS”), an environmental remediation and disaster recovery company.  The acquisition of this company augmented ADEX’s disaster recovery service offerings.

We have also entered into definitive agreements for the following acquisitions:

●
Telco.  In November 2012, we executed a definitive agreement to acquire the Telco Professional Services and Handset Testing business division (“Telco”) of Tekmark Global Solutions, LLC, a New Jersey limited liability company.  We plan to integrate this professional services and telecommunications staffing business into our ADEX subsidiary in order to expand our project staffing business and our access to skilled labor.

●
IPC.  In November 2012, we executed a definitive agreement to acquire Integration Partners-NY Corporation, a New York corporation (“IPC”), a New York-based cloud and managed services business, with professional services and applications capabilities.  IPC serves both corporate enterprises and telecommunications service providers.  We believe the acquisition of IPC will support our cloud and managed services aspect of our business, as well as improve our systems integration and applications capabilities.

In connection with the acquisitions of our subsidiaries, we entered into purchase agreements pursuant to which we agreed to certain on-going financial and other obligations.  The following is a summary of the material terms of the purchase agreements for our recent and pending acquisitions.

ADEX Corporation.  On September 17, 2012, we entered into an Equity Purchase Agreement (the “ADEX Agreement”) with the shareholders of ADEX and acquired all the outstanding capital stock of ADEX and ADEXCOMM Corporation, a New York corporation (“ADEXCOMM”), and all outstanding membership interests of ADEX Puerto Rico LLC, a Puerto Rican limited liability company (“ADEX Puerto Rico,” and together with ADEX and ADEXCOMM, the “ADEX Entities”).  Under the terms of the ADEX Agreement, we acquired all of the outstanding equity interests of the ADEX Entities in exchange for the cash payment at closing of $12,819,594, less the amount of debt of the ADEX Entities repaid by us at the closing (approximately $1,241,000).  We also issued promissory notes to pay the sellers the aggregate amount of $1,046,000 (the “ADEX Note”), which notes have since been paid in full.

As additional consideration, we agreed to pay the sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the 12-month period beginning on October 1, 2012 (the “Forward EBITDA”), provided that if the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50 and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0.  We also agreed to pay the sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243.  In connection with the obligation to make these payments, we issued to the sellers 2,000 shares of our Series G Preferred Stock, and provided that those shares are redeemable in the event we default on our obligation to make such payments.  The shares of Series G Preferred will be automatically cancelled if we make the required payments in cash.

We also agreed to pay the sellers an amount in cash equal to the net working capital of the ADEX Entities as of the closing date.  In connection with the obligation to make these payments, we issued to the sellers an aggregate of 3,500 shares of our Series G Preferred Stock, and provided that those shares are redeemable in the event we default on our obligation to make such payment.  As of March 28, 2013, 1,500 shares of Series G Preferred Stock have been released to us from escrow and the 2,000 remaining shares of Series G Preferred will be automatically cancelled if we make the remaining required payments.

The ADEX Agreement contains representations, warranties, covenants and on-going indemnification obligations.  These covenants include an obligation during the year following the closing to continue to operate the ongoing business of the ADEX Entities in the same manner as previously conducted, and to provide certain of the sellers with substantial control over the business operations of the ADEX Entities.

T N S, Inc.  On September 17, 2012, we entered into a Stock Purchase Agreement (the “T N S Agreement”) with the stockholders of T N S pursuant to which we acquired all the outstanding capital stock of T N S for the following consideration paid or issued by us at the closing: (i) cash in the amount of $700,000, (ii) 4,150 shares of our Series F Preferred Stock and (iii) 40,000 shares of our common stock.  In the T N S Agreement, we granted the sellers the right to put to us the shares of common stock issued at the closing for $12.50 per share, beginning 18 months after the closing and continuing for 60 days thereafter.  In the event the adjusted EBITDA of T N S for the 12 month period beginning October 1, 2012 is greater or less than $1,250,000, we also agreed to issue, or cancel, as appropriate, shares of Series F Preferred Stock based on an agreed-upon formula.

In addition, in the T N S Agreement, we agreed that, upon completion of a public offering of our securities, we will issue to the sellers an aggregate number of shares of common stock equal to (i) $200,000 divided by (ii) the offering price per share of our common stock in such public offering.  Finally, as additional consideration, we agreed to pay the sellers an amount equal to 20% of T N S’s adjusted EBITDA in excess of $1,275,000 for each of the three 12-month periods immediately following the closing date.  During such 36-month period, we agreed to operate T N S in the ordinary course with the commercially-reasonable objective of maximizing the amount payable to the sellers with respect to such three 12-month periods.

Tropical Communications, Inc.  On August 15, 2011, we entered into a Stock Purchase Agreement (the “Tropical Agreement”) with the sole shareholder of Tropical pursuant to which we acquired all of the issued and outstanding stock of Tropical for the following consideration: (i) 8,000 shares of common stock, (ii) the assumption of indebtedness in the aggregate amount of $334,369, (iii) an amount equal to 50% of the net income of Tropical Communications during the 18-month period following closing, of which there was none, and (iv) warrants to purchase up to 4,000 additional shares of common stock at a price equal to the lower of a 25% discount to the market price of the common stock on the date of exercise or $37.50 per share, for each $500,000 of EBITDA earned by Tropical during the 24-month period following closing.

Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC.  On November 15, 2011, we entered into, and on December 14, 2011 we amended, a Stock Purchase Agreement (the “Rives-Monteiro Agreement”) with the two members of RM Engineering and RM Leasing pursuant to which we acquired 49% of the membership interests of RM Engineering, were granted the right to purchase the remaining 51% of RM Engineering for $1.00 and acquired all of the membership interests of RM Leasing for the following consideration: (i) a cash payment in the amount of $300,000, of which $100,000 was paid on December 29, 2011, the date of consummation of the acquisitions, $100,000 was payable on or before March 29, 2012, and $100,000 was payable on or before June 29, 2012, (ii) 60,000 shares of common stock, (ii) the assumption of indebtedness in the aggregate amount of $211,455, (iii) an amount equal to 50% of the net income of RM Engineering during the 18-month period following date of acquisition of RM Engineering, and (iv) warrants to purchase up to 4,000 additional shares of common stock at a price equal to the lower of a 25% discount to the market price of the common stock on the date of exercise or $37.50 per share, for each $500,000 of EBITDA earned by RM Engineering during the 24-month period following the date of acquisition of RM Engineering.  The cash payments in the aggregate amount of $200,000 were not paid when due in March and June 2012, and the parties expect that such payments will be made within 90 days of the date of this report.

The Rives-Monteiro Agreement contains representations, warranties, covenants and on-going indemnification obligations.  These covenants include an obligation during the year following the closing to continue to operate the ongoing business of RM Engineering in the same manner as previously conducted.

Environmental Remediation.  On November 30, 2012, ADEX entered into an Equity Purchase Agreement (the “Environmental Remediation Agreement”) with ERFS and the sole stockholder of ERFS pursuant to which ADEX acquired all the outstanding equity interests of ERFS for the following consideration paid or issued by us at the closing: (i) a number of shares of our Series I Preferred Stock equal to the quotient obtained by dividing (a) (1) the product of 4.0 and the amount of ERFS’s EBITDA (as defined) for the 12-month period ended November 30, 2012, less (2) the amount of ERFS’s outstanding indebtedness for borrowed money and certain other indebtedness on the date of the closing of the acquisition and (b) the offering price per share of our common stock in our next public offering.  In the Environmental Remediation Agreement, we granted the seller the right to put to us up to $750,000 stated amount of the Series I Preferred Shares (less the amount of pre-closing receivables collected and paid to the seller) on and after March 31, 2013.

In addition, in the Environmental Remediation Agreement, as additional consideration, we agreed to pay the seller an amount, payable in cash or common stock, at our election, equal to 1.5 times ERFS’s EBITDA in the 12-month period ending December 31, 2013, provided the EBITDA for such period exceeds the amount of ERFS EBITDA for the 12-month period ended November 30, 2012 by $10,000 or more.  In addition, we agreed to cause  Environmental Remediation to pay to the seller on a bi-weekly basis an amount of cash equal to the amount of any receivables related to pre-closing activities of ERFS that are collected after the date of the acquisition, up to a maximum of $750,000.

Telco.  On November 19, 2012, we entered into an Asset Purchase Agreement (the “Tekmark Agreement”) to acquire all the property, assets and business of Telco from Tekmark Global Solutions LLC.  Under the terms of the Tekmark Agreement, at the closing of the acquisition, we will pay the seller an aggregate amount in cash equal to the difference between (i) the product of 5.0 multiplied by the Estimated Closing EBITDA (as defined) of Telco for the 12-month period ending on the last day of the month prior to the closing date (the “Estimated Closing TTM EBITDA”), less (ii) $2,600,000.  In addition, we will issue to the seller a number of shares of common stock equal to the product of (i) the Estimated Closing TTM EBITDA, and (ii) the price of the common stock sold in our next public offering, rounded to the nearest whole share. We will also pay the seller additional cash compensation in an amount equal to the EBITDA (as defined) of Telco for the 12-month period beginning on the first day of the first calendar month commencing after the closing date (the “Initial Earnout Period”).

Following the closing, as additional consideration, we will make supplemental payments to the seller in cash for (i) the 12-month period beginning on the first day of the thirteenth calendar month commencing after the closing date (the “First Supplemental Earnout Period”) and (ii) the 12-month period beginning on the first day of the twenty-fifth calendar month commencing after the closing date (the “Second Supplemental Earnout Period”). The payment made for the First Supplemental Earnout Period will be an amount equal to the product of 2.0 multiplied by the positive difference, if any, between (A) the EBITDA of Telco for the First Supplemental Earnout Period, minus (B) the Closing TTM EBITDA (as defined). The payment made for the Second Supplemental Earnout Period will be an amount equal to the product of 2.0 multiplied by the positive difference, if any, between (Y) the EBITDA of Telco for the Second Supplemental Earnout Period, minus (Z) the Closing TTM EBITDA.

The Tekmark Agreement contains customary representations, warranties, covenants and indemnification provisions. The closing of the acquisition remains subject to closing conditions, including the accuracy of representations and warranties of the parties in the Tekmark Agreement and consummation of an equity financing, to secure sufficient funding for the transaction.  The Tekmark Agreement may be terminated at any time prior to closing (i) by mutual consent of the parties, (ii) by either party if the closing has not occurred by May 15, 2013, (iii) by either party if the other party has breached any of its representations, warranties or covenants or (iv) by either party if a court or governmental authority has issued a final order or ruling prohibiting the transaction.

IPC.  On November 20, 2012, we entered into a Stock Purchase Agreement (the “IPC Agreement”) to acquire all the outstanding capital stock of IPC.  Under the terms of the IPC Agreement, at the closing of the acquisition, we will pay the sellers (a) a cash payment in an amount equal to (i) the product of 5.2 multiplied by the TTM EBITDA (as defined), (ii) less Estimated Closing Debt (as defined), (iii) less Estimated Company Unpaid Transaction Expenses (as defined), (iv) plus any Estimated Working Capital Surplus (as defined) or less any Estimated Working Capital Deficiency (as defined), less the Escrow Amount (the “Initial Cash Payment”) and (b) a stock payment consisting of a number of shares of common stock equal to the quotient obtained by dividing (A) (i) the product of 0.2 multiplied by the TTM EBITDA, (ii) less Estimated Closing Debt, (iii) less Estimated Company Unpaid Transaction Expenses, (iv) plus any Estimated Working Capital Surplus or less any Estimated Working Capital Deficiency, by (B) the price of a share of common stock in our next public offering.  Each seller may elect to receive a portion of such seller’s pro rata share of the Initial Cash Payment, up to an amount equal to such Seller’s pro rata share of the TTM EBITDA, in shares of common stock in lieu of cash (the “Elected Amount”) provided that such seller (i) provides proper notification of such election and (ii) the number of shares to be so issued shall be determined by dividing such seller’s Elected Amount by the price of a share of common stock in our next public offering.

As additional consideration, following the closing, we will make an additional cash payment in an amount equal to the aggregate amount of (i) the product of 0.6 multiplied by the EBITDA of IPC for the 12-month period beginning on the first day of the first calendar month commencing after the closing date (the “Forward EBITDA”), plus (ii) in the event that the Forward EBITDA exceeds the TTM EBITDA by 5.0% or more, an amount equal to 2.0 multiplied by this difference.

The IPC Agreement contains customary representations, warranties, covenants and indemnification provisions. The closing remains subject to closing conditions, including the accuracy of representations and warranties of the parties in the IPC Agreement and completion of a public offering of our common stock.  The IPC Agreement may be terminated at any time prior to closing (i) by mutual consent of the parties, (ii) by either party if the closing has not occurred by May 15, 2013, (iii) by either party if the other party has breached any of its representations, warranties or covenants or (iv) by either party if a court or governmental authority has issued a final order or ruling prohibiting the transaction.

Our Industry

Global Internet traffic is expected to continue to grow rapidly, driven by factors such as the increased use of smart phones, tablets and other internet devices, the proliferation of social networking and the increased adoption of cloud-based services.  Corporate enterprises are increasingly adopting cloud-based services, which enable them and other end users to rapidly deploy applications without building out their own expensive infrastructure and to minimize the growth in their own IT departments.

Global Internet traffic is expected to quadruple from 2011 to 2016 according to a 2012 white paper prepared by Cisco Systems, Inc. (Cisco).  Global data traffic (including as a result of the use of smartphones, tables, laptops and other mobile telecommunications devices) is expected to increase 18 times from 2011 to 2016, according to the same report.  Subscriptions to either free or paid cloud services are expected to continue to increase from 500 million consumers worldwide in 2012, to an estimated 625 million in 2013, and then double over the course of four years to reach 1.3 billion by 2017, according to the IHS iSuppli Mobile & Wireless Communications service report.

Source: IHS iSuppli Research, October 2012

Corporate enterprises are increasingly adopting cloud-based services to integrate applications, decrease capital and operational expense and create business agility by taking advantage of accelerated time to market dynamics.  Demand for cloud-based services creates demand for both providing solutions to end-user corporate enterprises as well as augmenting the offerings of telecommunications service providers.

The rapid increase in data traffic, usage of wireless networks and evolution of services and technology are also driving telecommunications providers to undertake a number of initiatives to increase coverage, capacity and performance of their existing networks, including adding and upgrading cell sites nationwide.

To remain competitive and meet the rapidly-growing demand for state-of-the-art mobile data services, telecommunications and cable companies rely on outsourcing to provide a wide range of network and infrastructure services, as well as project staffing services, to help build out and maintain their networks.  OEMs supplying equipment to those telecommunications and cable service providers also frequently rely on outsourced solutions for project management and network deployment.  Demand for these services is expected to grow rapidly.  According to the Telecommunications Industry Association 2012 ICT Market Review, the wireless telecommunications and network infrastructure outsourcing market has grown 9.5% per year since 2004 and is expected to continue to grow at a 5.9% rate through 2014, becoming a $21.6 billion market in 2014.

Technological convergence of voice, video and data, as well as competitive pressures, are driving consolidation in the telecommunications industry and cable broadband marketplace. Because of the immense integration challenges, merging entities rely in part on specialty solutions providers to efficiently integrate different technologies and networks into a single network.

In building out and managing telecommunications networks, service providers and enterprise customers face many challenges, including difficulty locating, recruiting, hiring and retaining skilled labor, significant capital investment requirements and competitive pressures on operating margins.  In response to these ongoing challenges, telecommunications providers and enterprise customers continue to seek and outsource solutions in order to reduce their investment in capital equipment, provide flexibility in workforce sizing and expand product offerings without large increases in incremental hiring.  Outsourcing professional services also allows telecommunications providers and enterprise customers to focus on those competencies they consider core to their business success.

Our Solution

We seek to become the single-source provider of choice of end-to-end outsourced cloud and managed services, network infrastructure and project staffing solutions, to corporate enterprises and telecommunications and broadband service providers.  We believe that our strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in our target markets.

Our Competitive Strengths

Single-Source Provider of End-to-End Network Infrastructure, Cloud and Managed Services and Project Staffing Needs, Applications and Infrastructure to Enterprise and Service Providers.  We believe our ability to address a wide range of end-to-end network solutions, infrastructure and project staffing needs for our clients is a key competitive advantage.  Our ability to offer diverse technical capabilities (including design, engineering, construction, deployment, installation and integration services) allows customers to turn to a single source for these specific specialty services, as well as to entrust us with the execution of entire turn-key solutions.

Established Customer Relationships With Leading Infrastructure Providers.  We have established relationships with many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others. We have over 30 master service agreements with service providers and OEMs. Our current customers include Ericsson Inc., Verizon Communications Inc., Alcatel-Lucent USA Inc., Century Link, Inc., AT&T Inc. and Hotwire Communications. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally.  We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships and a proven ability to execute.

Proven Ability to Recruit, Manage and Retain High Quality Telecommunications Personnel.  Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry in which a shortage of skilled labor is often a key limitation for our customers and competitors alike.  We own and operate an actively-maintained database of more than 70,000 telecom personnel.  We also employ highly-skilled recruiters and utilize an electronic hiring process that we believe expedites deployment of personnel and reduces costs.  Our staffing capabilities allow us to efficiently locate and engage skilled personnel for projects, helping ensure that we do not miss out on opportunities due to a lack of skilled labor.  We believe this access to a skilled labor pool gives us a competitive edge over our competitors as we continue to expand.

Strong Senior Management Team with Proven Ability to Execute.  Our highly-experienced management team has deep industry knowledge and a strong track record of successful execution in major corporations, as well as startup ventures.  Our senior management team brings an average of over 25 years of individual experience across a broad range of disciplines.  We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

Scalable and Capital Efficient Business Model.  We typically hire workers to staff projects on a project-by-project basis and we believe this business model enables us to staff our business efficiently to meet changes in demand.  Our operating expenses, other than staffing, are primarily fixed; we are generally able to deploy personnel to infrastructure projects in the United States and beyond with incremental increases in operating costs.

Our Growth Strategy

Under the leadership of our senior management team we intend to build out sales, marketing and operations groups to support our rapid growth while focusing on increasing operating margins.  While organic growth will be a main focus in driving our business forward, acquisitions will play a strategic role in augmenting existing product and service lines and cross selling opportunities.  We are pursuing several strategies, including:

•
Grow Revenues and Market Share through Selective Acquisitions.  We plan to continue to acquire private companies that enhance our earnings and offer complementary services or expand our geographic reach.  We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work in-house as a prime contractor for our clients, thereby contributing to our profitability.  We also believe that increased scale will enable us to bid and take on larger contracts.  We believe there are many potential acquisition candidates in the high-growth cloud computing space, the fragmented professional services markets, and in the applications and infrastructure arena.

•
Deepen Our Relationships With Our Existing Customer Base.  Our customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and enterprise customers.  As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients by marketing additional service offerings to them, as well as by extending services to existing customers in new geographies.

•
Expand Our Relationships with New Service Providers. We plan to expand new relationships with smaller cable broadband providers, competitive local exchange carriers (CLECs), integrated communication providers (IC’s), competitive access providers (CAPs), network access point providers (NAPs) and integrated communications providers (ICPs).  We believe that the business model for the expansion of these relationships, leveraging our core strength and array of service solutions, will support our business model for organic growth.

•
Increase Operating Margins by Leveraging Operating Efficiencies.  We believe that by centralizing administrative functions, consolidating insurance coverages and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and improve operating margins.

Our Services

We provide cloud- and managed-service-based platforms, professional services, applications and infrastructure to both the telecommunications industry and corporate enterprises.  Our cloud-based and managed services and our engineering, design, construction, installation, maintenance and project staffing services support the build-out, maintenance, upgrade and operation of some of the most advanced fiber optic, Ethernet, copper, wireless and satellite networks.  Our breadth of services enables our customers to selectively augment existing services or to outsource entire projects or operational functions. We divide our service offerings into the following categories of services:

●
Cloud and Managed Services.  We provide integrated cloud-based solutions that allow organizations around the globe to integrate their applications on various services into a web-hosted environment.  We combine engineering expertise with service and support to maintain and support telecommunications networks.  We provide hardware solutions and applications, as well as professional services, that work as a seamless extension of a telecommunications service provider or enterprise end user.

●
Applications and Infrastructure.  We provide an array of applications and services, including unified communications, voice recognition and call centers, as well as structured cabling, field installations and other infrastructure solutions.  Our design, engineering, installation and maintenance of various types of local and wide-area networks, DAS systems, and other broadband installation and maintenance services augment ILECs, telecommunications OEMs, cable broadband MSOs and large end-users.  Our services and applications support the deployment of new networks and technologies, as well as expand and maintain existing networks.  We also sell hardware and applications for the leading OEMs that support voice, data and optical networks.

●
Applications.  We apply our expertise in networking, converged communications, security, data center solutions and other technologies utilizing our skills in consulting, integration and managed services to create customized solutions for our enterprise customers.  We provide applications for managed data, converged services (single and multiple site); voice recognition, session initiation protocol (SIP trunking-Voice Over IP, streaming media, UC) collocation services and others.

●
Wireless and Wireline Installation, Commission and Integration.  We provide a full-range of solutions to OEMs, wireless carriers and enterprise customers throughout the United States, including structured cabling, wiring and field installation of various types of local and wide-area networks and DAS systems, and outside plant work.  Our technicians construct, install, maintain and integrate wireless communications and data networks for some of the largest cellular broadband and digital providers in the United States.  Our projects include services to Verizon Communications and Ericsson in connection with their 4G/LTE network deployments throughout the United States.

●
Turn-Key Communications Services.  Our telecom and broadband services group addresses the growing demand for broadband-based unified communications and structured cabling.  Our services include switch conditioning, switch re-grooming, cable splicing and grounding audits.  Our premise wiring services include design, engineering, installation, integration, maintenance and repair of telecommunications networks for voice, video and data inside various corporate enterprises, as well as state and local government properties.  Additionally, we provide maintenance and installation of electric utility grids and water and sewer utilities.  We provide outside plant telecommunications services primarily under hourly and per-unit-basis contracts to local telephone companies.  We also provide these services to U.S. corporations, long distance telephone companies, electric utility companies, local municipalities and cable broadband MSOs.

●
Disaster Recovery.  Our disaster recovery services provide emergency network restoration services and environmental remediation services to leading telecommunications carriers throughout the United States, including projects for Hurricane Sandy relief, Hurricane Katrina relief, Alabama Tornado relief and Southern California flood assistance.  Customers include AT&T, Verizon Wireless and Century Link/Quest.

●
Professional Services.  As a result of our acquisition of ADEX, we have a proprietary international recruiting database of more than 70,000 telecom professionals, the majority of which are well-qualified engineering professionals and experienced project managers.  We believe our skilled recruiters, combined with an entirely electronic staffing process, reduce our overall expenses for any project because of our efficient recruiting and deployment techniques.  On a weekly basis, we deploy hundreds of telecommunications professionals in support of network infrastructure deployments worldwide.

Customers

Our customers include many leading corporate enterprises, wireless and wireline telecommunications providers, cable broadband MSOs and OEMs and small independent phone companies.  Our enterprise solutions are provided to small businesses and Fortune 500 companies. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, Sprint Nextel Corporation and AT&T.

Our top two customers, Verizon Communications and Danella Construction, accounted for approximately 73% of our total revenues in the year ended December 31, 2011.  Our top four customers, Nexlink, Ericsson, Inc., Verizon Communications and Ericsson Caribbean, accounted for approximately 59% of our total revenues in the year ended December 31, 2012.  Ericsson, as an OEM provider for seven different carrier projects, represented approximately 33% of our total revenues in the year ended December 31, 2012.

A substantial portion of our revenue is derived from work performed under multi-year master service agreements and multi-year service contracts.  We have entered into master service agreements (MSAs) with numerous service providers and OEMs, and generally have multiple agreements with each of our customers.  MSAs are awarded primarily through a competitive bidding process based on the depth of our service offerings, experience and capacity. MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks, but do not require our customers to purchase a minimum amount of services.  To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers.  Most of our MSAs may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether we are then in default.  In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any prior notice.  Our cloud-managed service offerings have multi-year agreements and provide the customers with service level commitments. This is one of the fastest growing portions of our business.

Suppliers and Vendors

We have agreements with major telecommunications vendors such as Ericsson. For a majority of the contract services we perform, our customers supply the necessary materials.  We expect to continue to further develop these relationships and to broaden our scope of work with each of our partners.  In many cases, our relationships with our partners have extended for over a decade, which we attribute to our commitment to excellence.  It is our objective to selectively expand our partnerships moving forward in order to expand our service offerings.

Competition

The business of providing infrastructure and managed services to telecommunications companies and enterprise clients is highly fragmented and the business is characterized by a large number of participants, including several large companies, as well as a significant number of small, privately-held, local competitors.

Our current and potential larger competitors include Arrow Electronics, Inc., Black Box Corporation Dimension Data, Dycom Industries, Inc., Goodman Networks, Inc., MasTec, Inc., TeleTech Holdings, Inc., Unisys Corporation, Unitek Global Services, Inc., Tech Mahindra and Volt Information Sciences, Inc.  A significant portion of our services revenue is currently derived from MSAs and price is often an important factor in awarding such agreements.  Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business.  Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.  The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service and industry reputation.  We believe we compete favorably with our competitors on the basis of these factors.

Safety and Risk Management

We require our employees to participate in internal training and service programs from time to time relevant to their employment and to complete any training programs required by law.  We review accidents and claims from our operations, examine trends and implement changes in procedures to address safety issues.  Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage.  We insure against the risk of loss arising from our operations up to certain deductible limits in substantially all of the states in which we operate.  In addition, we retain risk of loss, up to certain limits, under our employee group health plan.  We evaluate our insurance requirements on an ongoing basis to help ensure we maintain adequate levels of coverage.

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments.  The estimated costs of claims are accrued as liabilities, and include estimates for claims incurred but not reported.  Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of our operating margins.  If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected.

Employees

As of March 28, 2013, we had 449 full-time employees and six part-time employees, of whom 52 were in administration and corporate management, ten were accounting personnel and 390 were technical and project managerial personnel.

In general, the number of our employees varies according to the level of our work in progress.  We maintain a core of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.  Because we also provide project staffing, we are well-positioned to respond to changes in our staffing needs.

Environmental Matters

A portion of the work we perform is associated with the underground networks of our customers.  As a result, we are potentially subject to material liabilities related to encountering underground objects that may cause the release of hazardous materials or substances.  We are subject to federal, state and local environmental laws and regulations, including those regarding the removal and remediation of hazardous substances and waste.  These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous substances may include clean-up costs and related damages or liabilities.  These costs could be significant and could adversely affect our results of operations and cash flows.

Regulation

Our operations are subject to various federal, state, local and international laws and regulations, including licensing, permitting and inspection requirements applicable to electricians and engineers; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; telecommunication regulations affecting our fiber optic licensing business; labor and employment laws; and laws governing advertising.

We believe that we have all the licenses required to conduct our operations.  Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

ITEM 1A.        RISK FACTORS

Investing in our securities involves a high degree of risk.  You should carefully consider the following risk factors and all other information contained in this report before purchasing our securities.  If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected.  In that case, the market price of our common stock could decline, and you could lose some or all of your investment.

Risks Related to Our Business

A failure to successfully execute our strategy of acquiring other businesses to grow our company could adversely affect our business, financial condition, results of operations and prospects.

We intend to continue pursuing growth through the acquisition of companies or assets to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger contracts.  However, we may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all.  Moreover, any completed acquisition may not result in the intended benefits and involves a number of risks, including:

●	We may have difficulty integrating the acquired companies;

●	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	We may not realize the anticipated cost savings or other financial benefits we anticipated;

●	We may have difficulty applying our expertise in one market to another market;

●	We may have difficulty retaining or hiring key personnel, customers and suppliers to maintain expanded operations;

●	Our internal resources may not be adequate to support our operations as we expand, particularly if we are awarded a significant number of contracts in a short time period;

●	We may have difficulty retaining and obtaining required regulatory approvals, licenses and permits;

●
We may not be able to obtain additional equity or debt financing on terms acceptable to us or at all, and any such financing could result in dilution to our stockholders, impact our ability to service our debt within the scheduled repayment terms and include covenants or other restrictions that would impede our ability to manage our operations;

●	We may have failed to, or were unable to, discover liabilities of the acquired companies during the course of performing our due diligence; and

●	We may be required to record additional goodwill as a result of an acquisition, which will reduce our tangible net worth.

Any of these risks could prevent us from executing our acquisition growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

We may be unable to successfully integrate our recent and future acquisitions, which could adversely affect our business, financial condition, results of operations and prospects.

We recently acquired a number of companies, including ADEX and T N S in September 2012 and ERFS in December 2012, and have entered into definitive agreements for the acquisition of two additional companies.  The operation and management of recent acquisitions, or any of our future acquisitions, may adversely affect our existing income and operations or we may not be able to effectively manage any growth resulting from these transactions.  Before we acquired them, these companies operated independently of one another.  Until we establish centralized financial, management information and other administrative systems, we will rely on the separate systems of these companies, including their financial reporting systems.

Our success will depend, in part, on the extent to which we are able to merge these functions, eliminate the unnecessary duplication of other functions and otherwise integrate these companies (and any additional businesses with which we may combine in the future) into a cohesive, efficient enterprise.  This integration process may entail significant costs and delays could occur.  Our failure to integrate the operations of these companies successfully could adversely affect our business, financial condition, results of operations and prospects.  To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might adversely affect our business, financial condition, results of operations and prospects, as well as our credit and bonding capacity.

We derive a significant portion of our revenue from master service agreements that may be cancelled by customers on short notice, or which we may be unable to renew on favorable terms or at all.

During the years ended December 31, 2012 and 2011, we derived approximately 60% and 59%, respectively, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services.  The majority of these contracts may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether or not we are in default.  In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

These agreements typically do not require our customers to assign a specific amount of work to us until a purchase order or statement of work is signed.  Consequently, projected expenditures by customers are not assured until a definitive purchase order or statement of work is placed with us and the work is completed.  Furthermore, our customers generally require competitive bidding of these contracts.  As a result, we could be underbid by our competitors or required to lower the price charged under a contract being rebid.  The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect our business or results of operations.

If we do not accurately estimate the overall costs when we bid on a contract that is awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

A significant portion of our revenues from our engineering and professional services offerings are derived from fixed unit price contracts that require us to perform the contract for a fixed unit price irrespective of our actual costs.  We bid for these contracts based on our estimates of overall costs, but cost overruns may cause us to incur losses.  The costs incurred and any net profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

●	onsite conditions that differ from those assumed in the original bid;

●	delays in project starts or completion, including as a result of weather conditions;

●	fluctuations in the cost of materials to perform under a contract;

●	contract modifications creating unanticipated costs not covered by change orders;

●	changes in availability, proximity and costs of construction materials, as well as fuel and lubricants for our equipment;

●	availability and skill level of workers in the geographic location of a project;

●	our suppliers’ or subcontractors’ failure to perform due to various reasons, including bankruptcy;

●	fraud or theft committed by our employees;

●	mechanical problems with our machinery or equipment;

●	citations or fines issued by any governmental authority;

●	difficulties in obtaining required governmental permits or approvals or performance bonds;

●	changes in applicable laws and regulations; and

●	claims or demands from third parties alleging damages arising from our work or from the project of which our work is a part.

These factors may cause actual reduced profitability or losses on projects, which could adversely affect our business, financial condition, results of operations and prospects.

Our contracts may require us to perform extra or change order work, which can result in disputes and adversely affect our business, financial condition, results of operations and prospects.

Our contracts generally require us to perform extra or change order work as directed by the customer, even if the customer has not agreed in advance on the scope or price of the extra work to be performed.  This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work.  Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

We generally recognize revenues when services are invoiced.  To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could adversely affect our reported working capital and results of operations.  In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated.  Due to the size and nature of our construction contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years.  Verizon Communications accounted for approximately 7% of our total revenues in the year ended December 31, 2012 and 56% of our total revenue in the year ended December 31, 2011.  Our top four customers, Nexlink, Ericsson, Inc., Verizon Communications and Ericsson Caribbean, accounted for approximately 59% of our total revenues in the year ended December 31, 2012.  Our top two customers, Verizon Communications and Danella Construction, accounted for approximately 73% of our total revenues in the year ended December 31, 2011.  Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations.  A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.  Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects.  We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

●
our performance on individual contracts or relationships with one or more significant customers are impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

●	the strength of our professional reputation; and

●
key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the credit markets as a result of the recent economic crisis or other reasons.

Since many of our customer contracts allow our customers to terminate the contract without cause, our customers may terminate their contracts with us at will, which could impair our business, financial condition, results of operations and prospects.

Our business is labor intensive and if we are unable to attract and retain key personnel and skilled labor, or if we encounter labor difficulties, our ability to bid for and successfully complete contracts may be negatively impacted.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work.  Our future success depends on our ability to attract, hire and retain project managers, estimators, supervisors, foremen, equipment operators, engineers, linemen, laborers and other highly-skilled personnel.  Our ability to do so depends on a number of factors, such as general rates of employment, competitive demands for employees possessing the skills we need and the level of compensation required to hire and retain qualified employees.  We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions.  Competition for employees is intense, and we could experience difficulty hiring and retaining the personnel necessary to support our business.  Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel.  If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our future earnings may be negatively impacted.

If we are unable to attract and retain qualified executive officers and managers, we will be unable to operate efficiently, which could adversely affect our business, financial condition, results of operations and prospects.

We depend on the continued efforts and abilities of our executive officers, as well as the senior management of our subsidiaries, to establish and maintain our customer relationships and identify strategic opportunities.  The loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and prospects.  Competition for managerial talent with significant industry experience is high and we may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by our competitors.  Although we have entered into employment agreements with certain of our executive officers and certain other key employees, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time.

Because we maintain a workforce based upon current and anticipated workloads, we may incur significant costs in adjusting our workforce demands, including addressing understaffing of contracts, if we do not receive future contract awards or if these awards are delayed.

Our estimates of future performance depend, in part, upon whether and when we will receive certain new contract awards.  Our estimates may be unreliable and can change from time to time.  In the case of larger projects, where timing is often uncertain, it is particularly difficult to project whether and when we will receive a contract award.  The uncertainty of contract award timing can present difficulties in matching workforce size with contractual needs.  If an expected contract award is delayed or not received, we could incur significant costs resulting from retaining more staff than is necessary.  Similarly, if we underestimate the workforce necessary for a contract, we may not perform at the level expected by the customer and harm our reputation with the customer.  Each of these may negatively impact our business, financial condition, results of operations and prospects.

Timing of the award and performance of new contracts could adversely affect our business, financial condition, results of operations and prospects.

It is generally very difficult to predict whether and when new contracts will be offered for tender because these contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals.  Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.  Such delays, if they occur, could adversely affect our operating results for current and future periods until the affected contracts are completed.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance.  Our operating results have fluctuated significantly in the past, and could fluctuate in the future.  Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

●	our ability to effectively manage our working capital;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	our inability to adjust certain fixed costs and expenses for changes in demand;

●	shifts in geographic concentration of customers, supplies and labor pools; and

●	seasonal fluctuations in demand and our revenue.

Unanticipated delays due to adverse weather conditions, global climate change and difficult work sites and environments may slow completion of our contracts, impair our customer relationships and adversely affect our business, financial condition, results of operations and prospects.

Because some of our work is performed outdoors, our business is impacted by extended periods of inclement weather and is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur.  Generally, inclement weather is more likely to occur during the winter season, which falls during our second and third fiscal quarters.  Additionally, adverse weather conditions can result in project delays or cancellations, potentially causing us to incur additional unanticipated costs, reductions in revenues or the payment of liquidated damages.  In addition, some of our contracts require that we assume the risk that actual site conditions vary from those expected.  Significant periods of bad weather typically reduce profitability of affected contracts, both in the current period and during the future life of affected contracts, which can negatively affect our results of operations in current and future periods until the affected contracts are completed.

Some of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to several years.  We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond our control, but which may impact our ability to complete a project within the original delivery schedule.  In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay.  We may not be able to recover any of these costs.  Any such delays, cancellations, defects, errors or other failures to meet customer expectations could result in damage claims substantially in excess of revenue associated with a project.  These factors could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could adversely affect our business, financial condition, results of operations and prospects.

Our operations are subject to laws and regulations relating to workplace safety and worker health that, among other things, regulate employee exposure to hazardous substances.  While immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, we may nonetheless unknowingly employ illegal immigrants.  Violations of laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims.  In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent.  Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied.  Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.

If we fail to maintain qualifications required by certain governmental entities, we could be prohibited from bidding on certain contracts.

If we do not maintain qualifications required by certain governmental entities, such as low voltage electrical licenses, we could be prohibited from bidding on certain governmental contracts.  A cancellation of an unfinished contract or our exclusion from the bidding process could cause our work crews to be idled for a significant period of time until other comparable work becomes available, which could adversely affect our business and results of operations.  The cancellation of significant contracts or our disqualification from bidding for new contracts could reduce our revenues and profits and adversely affect our business, financial condition, results of operations and prospects.

Fines, judgments and other consequences resulting from our failure to comply with regulations or adverse outcomes in litigation proceedings could adversely affect our business, financial condition, results of operations and prospects.

From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits, that are brought or threatened against us in the ordinary course of business.  These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, violations of the Fair Labor Standards Act and state wage and hour laws, employment discrimination, breach of contract, property damage, punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief.  Any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us.  Claimants may seek large damage awards and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.  Any failure to properly estimate or manage cost, or delay in the completion of projects, could subject us to penalties.

The ultimate resolution of these matters through settlement, mediation or court judgment could have a material impact on our financial condition, results of operations and cash flows.  Regardless of the outcome of any litigation, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves.  When appropriate, we establish reserves for litigation and claims that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments.  If our reserves are inadequate or insurance coverage proves to be inadequate or unavailable, our business, financial condition, results of operations and prospects may suffer.

We employ and assign personnel in the workplaces of other businesses, which subjects us to a variety of possible claims that could adversely affect our business, financial condition, results of operations and prospects.

We employ and assign personnel in the workplaces of other businesses.  The risks of these activities include possible claims relating to:

●	discrimination and harassment;

●	wrongful termination or denial of employment;

●	violations of employment rights related to employment screening or privacy issues;

●	classification of employees, including independent contractors;

●	employment of illegal aliens;

●	violations of wage and hour requirements;

●	retroactive entitlement to employee benefits; and

●	errors and omissions by our temporary employees.

Claims relating to any of the above could subject us to monetary fines or reputational damage, which could adversely affect our business, financial condition, results of operations and prospects.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We use a significant number of independent contractors in our operations for whom we do not pay or withhold any federal, state or provincial employment tax.  There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors.  There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors.  Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties.  If we are required to pay employer taxes or pay backup withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

Increases in the cost of fuel could adversely affect our business, financial condition, results of operations and prospects.

The price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns.  Most of our contracts do not allow us to adjust our pricing.  Accordingly, any increase in fuel costs could adversely affect our business, financial condition, results of operations and prospects.

Our dependence on subcontractors and suppliers could increase our costs and impair our ability to complete contracts on a timely basis or at all.

We rely on third-party subcontractors to perform some of the work on many of our contracts.  We also rely on third-party suppliers to provide most of the materials needed to perform our obligations under those contracts.  We generally do not bid on contracts unless we have the necessary subcontractors and suppliers committed for the anticipated scope of the contract and at prices that we have included in our bid.  Therefore, to the extent that we cannot engage subcontractors or suppliers, our ability to bid for contracts may be impaired.  In addition, if a subcontractor or third-party supplier is unable to deliver its goods or services according to the negotiated terms for any reason, we may suffer delays and be required to purchase the services from another source at a higher price.  We sometimes pay our subcontractors and suppliers before our customers pay us for the related services.  If customers fail to pay us and we choose, or are required, to pay our subcontractors for work performed or pay our suppliers for goods received, we could suffer an adverse effect on our business, financial condition, results of operations and prospects.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the services we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

Our workers are subject to hazards associated with providing construction and related services on construction sites.  For example, some of the work we perform is underground.  If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants that could result in a rupture and discharge of pollutants.  In such a case, we may be liable for fines and damages.  These operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage.  Even though we believe that the insurance coverage we maintain is in amounts and against the risks that we believe are consistent with industry practice, this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations.  To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our business, financial condition, results of operations and prospects could be adversely affected.

The Occupational Safety and Health Act of 1970, as amended (OSHA), establishes certain employer responsibilities, including the maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Health and Safety and Health Administration and various recordkeeping, disclosure and procedural requirements.  While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, serious accidents or violations of OSHA rules may subject us to substantial penalties, civil litigation or criminal prosecution, which could adversely affect our business, financial condition, results of operations and prospects.

Defects in our specialty contracting services may give rise to claims against us, increase our expenses, or harm our reputation.

Our specialty contracting services are complex and our final work product may contain defects.  We have not historically accrued reserves for potential claims as they have been immaterial.  The costs associated with such claims, including any legal proceedings, could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Industry

Our industry is highly competitive, with a variety of larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance.

The contracts on which we bid are generally awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes based on other factors, such as shorter contract schedules or prior experience with the customer.  Within our markets, we compete with many national, regional, local and international service providers, including Dycom Industries, Inc., MasTec, Inc., Tech Mahindra, Unisys Corporation and Goodman Networks, Inc.  Price is often the principal factor in determining which service provider is selected by our customers, especially on smaller, less complex projects.  As a result, any organization with adequate financial resources and access to technical expertise may become a competitor.  Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements.  Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.  We also face competition from the in-house service organizations of our customers whose personnel perform some of the services that we provide.

Some of our competitors have already achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do.  A number of national companies in our industry are larger than we are and, if they so desire, could establish a presence in our markets and compete with us for contracts.  As a result of this competition, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer.  If we are unable to compete successfully in our markets, our business, financial condition, results of operations and prospects could be adversely affected.

Many of the industries we serve are subject to consolidation and rapid technological and regulatory change, and our inability or failure to adjust to our customers’ changing needs could reduce demand for our services.

We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the telecommunications and utilities industries.  The telecommunications and utilities industries are subject to rapid changes in technology and governmental regulation.  Changes in technology may reduce the demand for the services we provide.  For example, new or developing technologies could displace the wireline systems used for the transmission of voice, video and data, and improvements in existing technology may allow telecommunications providers to significantly improve their networks without physically upgrading them.  Alternatively, our customers could perform more tasks themselves, which would cause our business to suffer.  Additionally, the telecommunications and utilities industries have been characterized by a high level of consolidation that may result in the loss of one or more of our customers.  Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve or the consolidation of one or more of our significant customers could adversely affect our business, financial condition, results of operations and prospects.

Further, many of our telecommunications customers are regulated by the Federal Communications Commission (FCC), and other international regulators.  The FCC and other regulators may interpret the application of their regulations in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations, either of which could reduce demand for our services and adversely affect our business and results of operations.

Economic downturns could cause capital expenditures in the industries we serve to decrease, which may adversely affect our business, financial condition, results of operations and prospects.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the United States economy.  The United States economy is still recovering from a recession, and growth in United States economic activity has remained slow.  It is uncertain when these conditions will significantly improve.  The wireless telecommunications industry and the staffing services industry are both particularly cyclical in nature and vulnerable to general downturns in the United States and international economies.  Our customers are affected by economic changes that decrease the need for or the profitability of their services.  This can result in a decrease in the demand for our services and potentially result in the delay or cancellation of projects by our customers.  Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans.  As a result, some of our customers may opt to defer or cancel pending projects.  A downturn in overall economic conditions also affects the priorities placed on various projects funded by governmental entities and federal, state and local spending levels.

In general, economic uncertainty makes it difficult to estimate our customers’ requirements for our services.  Our plan for growth depends on expanding our company both in the United States and internationally.  If economic factors in any of the regions in which we plan to expand are not favorable to the growth and development of the telecommunications industries in those countries, we may not be able to carry out our growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future, raising substantial doubts about our ability to continue as a going concern.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock.  We incurred losses from operations of $2.8 million and $5.4 million for the years ended December 31, 2012 and 2011, respectively.  We incurred a net loss attributable to common stockholders of $2.1 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, our stockholder’s deficit was $3.3 million.  We may continue to incur operating losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the telecommunications industry and other factors described elsewhere in this “Risk Factors” section.  These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent registered public accountants included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the year ended December 31, 2012.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses.

We may never achieve profitability, and if we do, we may not be able to sustain such profitability.  Further, we may incur significant losses in the future due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.  If we cannot continue as a going concern, our stockholders may lose their entire investment.

We have identified material weaknesses in our internal control over financial reporting, and we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future.  If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting and finance staff with limited experience in public reporting.  This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  In connection with the audit of our financial statements for the years ended December 31, 2012 and 2011, our management team identified material weaknesses relating to (i) the ability to prepare and timely issue the required filings with the Securities and Exchange Commission, (ii) the Company lacking the appropriate technical resources to properly evaluate transactions in accordance with generally accepted accounting principles and, (iii) the Company lacking a review function. We have taken steps, including the hiring of a Chief Financial Officer and implementing an improved segregation of duties, and plan to continue to take additional steps, to seek to remediate these material weaknesses for the year ending December 31, 2013 and to improve our financial reporting systems and implement new policies, procedures and controls.  If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2012, we had total indebtedness of approximately $21.2 million, consisting of $0.6 million of bank debt, $16.0 million of notes payable and $4.6 million of contingent consideration for our completed acquisitions. Our substantial indebtedness could have important consequences to our stockholders.  For example, it could:

●
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

●	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business;

●	place us at a competitive disadvantage compared to our competitors that have less debt;

●	limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments; and

●	make us more vulnerable to a general economic downturn than a company that is less leveraged.

A high level of indebtedness would increase the risk that we may default on our debt obligations.  Our ability to meet our debt obligations and to reduce our level of indebtedness will depend on our future performance.  General economic conditions and financial, business and other factors affect our operations and our future performance.  Many of these factors are beyond our control.  We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.  Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

Our term loan imposes restrictions on us, which may prevent us from engaging in beneficial transactions.

We have a term loan pursuant to a Loan and Security Agreement, dated as of September 17, 2012 and amended as of November 13, 2012 and March 21, 2013, among our company, our subsidiaries, as guarantors, the lenders party thereto and MidMarket Capital Partners, LLC, as agent, or collectively, the “MidMarket Loan Agreement,” which provides for a maximum borrowing of $15.0 million.  At December 31, 2012, $15.0 million was outstanding under the MidMarket Loan Agreement.

The terms of the MidMarket Loan Agreement contain covenants that restrict our ability to, among other things:

●	make certain payments, including the payment of dividends;

●	redeem or repurchase our capital stock;

●	incur additional indebtedness and issue preferred stock;

●	make investments or create liens;

●	merge or consolidate with another entity;

●	sell certain assets; and

●	enter into transactions with affiliates.

In addition, the MidMarket Loan Agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio.  These covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and securing additional financing, if needed.  We have in the past breached certain covenants under the MidMarket Loan Agreement that have resulted in various events of default under such agreement, which events of default have either been cured or waived by the lenders thereunder.  As of the date of this filing, we were not in default of any of the covenants.  Any additional breach of any of these covenants could result in new defaults or events of default under the notes and the MidMarket Loan Agreement, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed, together with accrued interest, to be due and payable.  If we were unable to repay such borrowings or interest, the lenders could proceed against their collateral.  Further, if the indebtedness under the MidMarket Loan Agreement were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  Areas requiring significant estimates by our management include:

●	contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract change order claims;

●	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others;

●	valuation of assets acquired and liabilities assumed in connection with business combinations; and

●	accruals for estimated liabilities, including litigation and insurance reserves.

At the time the estimates and assumptions are made, we believe they are accurate based on the information available.  However, our actual results could differ from, and could require adjustments to, those estimates.

Risks Related to Our Operating History and Results of Operations

Our limited operating history as an integrated company, recent acquisitions and the rapidly-changing telecommunications market may make it difficult for investors to evaluate our business, financial condition, results of operations and prospects, and also impairs our ability to accurately forecast our future performance.

Although we were incorporated in 1999, we were a development stage company with limited operations until our 2010 merger with Digital Comm, Inc. (“Digital”).  We experienced rapid and significant expansion in the years ended December 31, 2011 and 2012 due to a series of strategic acquisitions.  We acquired ADEX and T N S in September 2012 and ERFS in December 2012, and we have definitive purchase agreements for the acquisitions of Telco and IPC.

As a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting.  The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value.  If our assumptions are incorrect, any resulting change or modification could adversely affect our financial conditions and/or results of operations.

Further, our limited operating history as an integrated company, combined with our short history operating as providers of staffing and cloud-based services, may not provide an adequate basis for investors to evaluate our business, financial condition, results of operations and prospects, and makes accurate financial forecasting difficult for us.  Because we operate in the rapidly-evolving telecommunications markets and because our business is rapidly changing due to a series of acquisitions, we may have difficulty in engaging in effective business and financial planning.  It may also be difficult for us to evaluate trends that may affect our business and whether our expansion may be profitable.  Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

If we are unable to sustain our recent revenue growth rates, we may never achieve or sustain profitability.

We experienced significant growth in recent years, primarily due to our strategic acquisitions.  Our net revenue increased to $17.2 million in the year ended December 31, 2012, from $2.8 million in the year ended December 31, 2011.  In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues.  We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our specialty contracting and telecommunications staffing services, increase our sales to existing customers or, develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Our inability to obtain additional capital may prevent us from completing our acquisition strategy and successfully operating our business; however, additional financings may subject our existing stockholders to substantial dilution.

Until we can generate a sufficient amount of revenue, if ever, we expect to finance our anticipated future strategic acquisitions through public or private equity offerings or debt financings.  Additional funds may not be available when we need them on terms that are acceptable to us, or at all.  If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more strategic acquisitions or business plans.  In addition, we could be forced to discontinue product development and reduce or forego attractive business opportunities.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  In addition, debt financing, if available, may involve restrictive covenants.  We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.  Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements will depend on many factors, including, but not limited to, the costs and timing of our future acquisitions.

If we are unable to raise sufficient equity capital in the next fiscal quarter, we may be unable to consummate our proposed acquisitions of Telco and IPC, which could adversely affect our business, financial condition, results of operations and prospects.

In November 2012, we entered into definitive agreements to acquire Telco and IPC.  To consummate such acquisitions, we anticipate we will need to make cash payments at closing in the aggregate amount of approximately $17.5 million in the case of Telco and approximately $18.2 million in the case of IPC.  We expect to raise such funds through the sale of shares of our common stock in the public markets.  If we are unable to consummate a public offering of our common stock in a timely manner due to market conditions or otherwise, we may breach our purchase obligations under our definitive acquisition agreements relating to Telco and IPC, which could adversely affect our business, financial condition, results of operations and prospects.

We exercise judgment in determining our provision for taxes in the United States and Puerto Rico that are subject to tax authority audit review that could result in additional tax liability and potential penalties that would negatively affect our net income.

The amounts we record in intercompany transactions for services, licenses, funding and other items affects our tax liabilities.  Our tax filings are subject to review or audit by the U.S. Internal Revenue Service and state, local and foreign taxing authorities.  We exercise judgment in determining our worldwide provision for income and other taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain.  Examinations of our tax returns could result in significant proposed adjustments and assessment of additional taxes that could adversely affect our tax provision and net income in the period or periods for which that determination is made.

Risks Related to our Common Stock

An active trading market for our common stock may not develop, and our common stock is subject to the “penny stock” regulations under the Exchange Act.

Our common stock is not listed on any national securities exchange.  Our common stock is quoted on the OTC Bulletin Board, or OTCBB.  The OTCBB is an electronic quotation system that displays real-time quotes, last-sale prices, and volume information for many OTC securities that are not listed on a national securities exchange.  Trading volume for our common stock is limited and OTCBB quotations for our common stock price may not represent the true market value of our common stock.  We cannot predict the extent to which investor interest in us will lead to the development of an active public trading market or how liquid that public market may become.

Additionally, because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including making an individualized written suitability determination for the purchaser and receiving the purchaser’s written consent prior to the transaction.  Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks.  These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our stock price has fluctuated widely in recent years, and the trading price of our common stock is likely to continue to be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance.  The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility.  Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission;

●	market conditions for providers of services to telecommunications, utilities and cloud services customers;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance.  This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all.  In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company.  Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings.  Our executive officers and directors beneficially own, collectively, 67.6% of our outstanding common stock, giving effect to the conversion of any preferred stock or other convertible securities held by such officers or directors.  If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, our Series B, C, E, F, G, H and I Preferred Stock are all convertible into common stock. See Note 14 to our consolidated financial statements.  As of March 28, 2013, there were also warrants to purchase an aggregate of 1,517,766 shares of our common stock at a weighted-average exercise price of $63.89 per share, of which warrants to purchase 749,542 shares at a weighted-average exercise price of $1.25 per share were exercisable as of such date. The conversion of a significant number of our shares of our outstanding preferred stock or exercise of warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders. Our executive officers and directors will significantly influence our activities, and their interests may differ from your interests as a stockholder.

As of March 28, 2013, our executive officers and directors beneficially own, collectively, 67.6% of our outstanding common stock, giving effect to the conversion of any preferred stock or other convertible securities held by such officers or directors.

Accordingly, these stockholders have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or any other matter submitted for approval to our stockholders, including mergers, consolidations and the sale of our assets, director elections and other significant corporate actions.  They will also have significant influence in preventing or causing a change in control of our company.  In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.  The interests of these stockholders may differ from your interests as a stockholder, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws, and certain provisions of Delaware corporate law, as well as certain of our contracts, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

Delaware law, as well as our amended and restated certificate of incorporation and amended and restated bylaws, contains anti-takeover provisions that could delay or prevent a change in control of our company, even if the change in control would be beneficial to our stockholders.  These provisions could lower the price that future investors might be willing to pay for shares of our common stock.  These anti-takeover provisions:

●	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	establish a three-tiered classified board of directors requiring that not all members of our board be elected at one time;

●	establish a supermajority requirement to amend our amended and restated bylaws and specified provisions of our amended and restated certificate of incorporation;

●	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

●	establish limitations on the removal of directors;

●	empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

●	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws;

●	provide that our directors will be elected by a plurality of the votes cast in the election of directors;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by our stockholders at stockholder meetings;

●	limit the ability of our stockholders to call special meetings of stockholders; and

●
provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action, actions asserting a breach of fiduciary duty and certain other actions against us or any directors or executive officers.

Section 203 of the Delaware General Corporation Law, the terms of our stock incentive plans, the terms of our change in control agreements with our senior executives and other contractual provisions may also discourage, delay or prevent a change in control of our company.  Section 203 generally prohibits a Delaware corporation from engaging in a business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder.  Our stock incentive plans include change-in-control provisions that allow us to grant options or stock purchase rights that may become vested immediately upon a change in control.  The terms of changes of control agreements with our senior executives and contractual restrictions with third parties may discourage a change in control of our company.  Our board of directors also has the power to adopt a stockholder rights plan that could delay or prevent a change in control of our company even if the change in control is generally beneficial to our stockholders.  These plans, sometimes called “poison pills,” are oftentimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors.  If our board of directors adopts such a plan, it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

Together, these charter, statutory and contractual provisions could make the removal of our management and directors amore difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.  Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our executive officers, key non-executive officer employees, and members of our board of directors, could limit the price that investors might be willing to pay in the future for shares of our common stock.  They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock.

We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently intend to retain any earnings to finance our operations and growth.  As a result, any short-term return on your investment will depend on the market price of our common stock, and only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders.  The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including, but not limited to, factors such as our financial condition, results of operations, capital requirements, business conditions, and covenants under any applicable contractual arrangements. Investors seeking cash dividends should not invest in our common stock.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business.  We may never obtain research coverage by securities and industry analysts.  If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline.  In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES.

Our principal executive offices are located in Boca Raton, Florida.  We have a five-year lease on our office premises, which commenced in August 2010.  Our executive offices occupy approximately 1,000 square feet at 2500 N. Military Trail, Suite 275, Boca Raton, Florida 33431.  We paid an annual base rent of $21,155 for the first year of our lease, and the rent escalates to $23,810 in the fifth year, together with additional annual rent of approximately $13,000.

Set forth below are the locations of the other properties leased by us, the businesses which use the properties, and the size of each such property.  All of such properties are used by our Company or by one of our subsidiaries principally as office facilities to house their administrative, marketing, and engineering and professional services personnel.  We believe our facilities and equipment to be in good condition and reasonably suited and adequate for our current needs.

Location	Owned or Leased	User	Size (Sq Ft)
Tuscaloosa, AL	Leased(1)	Rives-Monteiro Engineering, LLC	5,000
Miami, FL	Leased(2)	Tropical Communications, Inc.	6,000
Temple Terrace, FL	Leased(3)	Adex Corporation	2,500
Alpharetta, GA	Leased(4)	Adex Corporation	9,000
Des Plaines, IL	Leased(5)	T N S, Inc.	1,500
Upland, CA	Leased(6)	Adex Corporation	2,047
Frisco, TX	Leased(7)	Adex Corporation	1,100
Naperville, IL	Leased(8)	Adex Corporation	1,085
Alpharetta, GA	Licensed(9)	Adex Corporation	1,000
_________________
(1)	This facility is leased pursuant to a month-to-month lease that provides for monthly rental payments of $1,500 for the lease term.

(2)	This facility is leased pursuant to a one-year lease that expires in September 2013 and provides for aggregate rental payments of $1,792.25 per month for the lease term.

(3)	This facility is leased pursuant to a 38-month lease that expires in December 2015 and provides for aggregate rental payments of $3,645.83 per month for the lease term.

(4)
This facility is leased pursuant to a 36-month lease that expires in April 2014 and provides for aggregate rental payments of $8,440.00 per month for the first 12 months, $8,695.26 for the following 12 months and $8,956.12 for the final 12 months.

(5)	This facility is leased pursuant to one-year lease that expires in August 2013 and provides for monthly payments of $1,163.75 for the lease term.

(6)	This facility is leased pursuant to a one-year lease that expires in August 2013 and provides for aggregate rental payments of $2,251.70 per month for the lease term.

(7)	This facility is leased pursuant to a one-year lease that expires in May 2013 and provides for aggregate rental payments of $1,663.74 per month for the lease term.

(8)
This facility is leased pursuant to a two-year lease that expires in July 2014 and provides for aggregate rental payments of $1,627.50 per month for the first 12 months and $1,672.71 for the next 12 months.

(9)
This facility is licensed pursuant to a temporary license terminable by either party upon 30 days prior written notice and provides for aggregate payments of $200.00 per month.  ADEX is also required to reimburse the licensor for its pro rata share of all utilities.

ITEM 3.        LEGAL PROCEEDINGS.

We are not involved in any claims or proceedings outside the ordinary course of business, and none of such claims or proceedings are material.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTC Bulletin Board (OTCBB) under the symbol “ICLD.”  We have applied for the listing of our common stock on the NASDAQ Capital Market under the symbol “ICLD.”  The following table sets forth the high and low closing sales prices of our common stock as quoted by the OTCBB for the periods indicated.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$18.75	$8.13
Second Quarter	$31.25	$6.56
Third Quarter	$18.75	$5.00
Fourth Quarter	$9.00	$10.06
`
Fiscal Year Ended December 31, 2012
First Quarter	$3.49	$0.01
Second Quarter	$0.94	$0.01
Third Quarter	$2.63	$0.01
Fourth Quarter	$5.13	$0.02

As of March 27, 2013, the closing sale price of our common stock, as reported by the OTCBB, was $3.35 per share after giving effect to our one-for-125 revenue stock split that occurred on January 14, 2013.

Holders

At March 28, 2013, we had approximately 149 record holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Transfer Agent and Registrar

We have appointed Corporate Stock Transfer, 3200 Cherry Creek Dr. South, Denver, CO 80209 to act as the transfer agent of our common stock.

Dividend Policy

We currently intend to retain future earnings, if any, for use in the operation of our business and to fund future growth.  We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future.  The terms of the MidMarket Loan Agreement prohibit our payment of cash dividends.  Any future determination related to our dividend policy will be made at the discretion of our board of directors in light of conditions then-existing, including factors such as our results of operations, financial conditions and requirements, business conditions and covenants under any applicable contractual arrangements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2012.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	-	-	2,500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,500,000

ITEM 6.        SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for us for the years ended December 31, 2012 and 2011.  The selected consolidated financial data for the fiscal years ended December 31, 2012 and 2011 were derived from our audited consolidated financial statements included elsewhere in this report.  The financial data set forth below should be read in conjunction with, and are qualified in their entirety by, reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and related notes included elsewhere in this report.

	For the years ended December 31,
	2012	2011
Statement of Operations Data:		(Restated)

Revenues	$17,235,585	$2,812,210
Gross profit	5,176,486	961,192
Operating expenses	7,938,345	6,343,931
Loss from operations	(2,761,859)	(5,382,739)
Other expense, net	(1,047,324)	(1,021,889)
Net loss before benefit for income taxes and equity earning/loss in affiliate	(3,809,183)	(6,404,628)
Benefit for income taxes	(2,646,523)	-
Dividends on preferred stock	(843,215)	-
Net loss attributable to common stockholders	(2,072,862)	(6,404,628)
Loss per share, basic and diluted	$(1.33)	$(6.38)
Basic and diluted weighted average shares outstanding	1,553,555	1,003,264

	As of December 31,
	2012	2011
Balance Sheet Data:		(Restated)

Cash	$646,978	$89,285
Accounts receivable	8,481,999	347,607
Total current assets	9,666,325	456,585
Goodwill and intangible assets, net	29,667,823	1,146,117
Total assets	41,866,243	2,245,545

Total current liabilities	13,410,481	2,357,618
Other liabilities, including long-term debt	14,601,711	1,672,900
Temporary equity	16,584,704	620,872
Stockholders’ deficit	(3,288,586)	(2,405,845)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations contains certain statements that are forward-looking in nature relating to our business, future events or our future financial performance.  Prospective investors are cautioned that such statements involve risks and uncertainties and that actual events or results may differ materially from the statements made in such forward-looking statements.  In evaluating such statements, prospective investors should specifically consider the various factors identified in this report, including the matters set forth under Item 1A “Risk Factors,” which could cause actual results to differ from those indicated by such forward-looking statements.

Overview

We were incorporated in 1999, but functioned as a development stage company with limited activities through December 2009.  In January 2010, we acquired Digital Comm, Inc. (“Digital”), a provider of specialty contracting services primarily in the installation of fiber optic telephone cable.  Until September 2012, substantially all of our revenue came from our specialty contracting services.  In the year ending December 31, 2012, primarily as a result of our acquisition of ADEX, approximately 39% of our revenue was derived from specialty contracting services, with the remaining 61% coming from our telecommunications staffing services.

We operate in one reportable segment as a specialty contractor and staffing service, providing engineering, construction, maintenance and installation services to telecommunications providers and underground facility locating services, as well as related staffing services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.  All of our operating divisions have been aggregated into one reporting segment due to their similar economic characteristics, products, production methods and distribution methods.

Our revenue increased from $2.8 million for the year ended December 31, 2011 to $17.2 million for the year ended December 31, 2012.  Our net loss attributable to common stockholders decreased from $6.4 million for the year ending December 31, 2011 to $2.1 million for the year ended December 31, 2012.  As of December 31, 2012, our accumulated deficit was $12.5 million.  A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years.  We are currently party to numerous master service agreements, and typically have multiple agreements with each of our customers.  Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks.  To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility.  In most cases, a customer may terminate an agreement for convenience with written notice.  The remainder of our services are provided pursuant to contracts for specific projects.  Long-term contracts relate to specific projects with terms in excess of one year from the contract date.  Short-term contracts for specific projects are generally of three to four months in duration.

During 2012, the majority of our revenue and expenses came from our acquired companies.  Of the $17.2 million in revenue during 2012, $16.7 million came from the companies we acquired in 2011 and 2012.

Cost of revenues from the companies acquired in the years ended December 31, 2011 and 2012, accounted for $11.0 million of our $12.0 million cost of revenues during the year ended December 31, 2012.

Gross profit from the companies acquired in the years ended December 31, 2011 and 2012, accounted for $5.0 million of our $5.2 million gross profit during the year ended December 31, 2012.

Operating expenses, including salaries and wages and depreciation and amortization from the companies acquired in the years ended December 31, 2011 and 2012, accounted for $4.2 million of our $7.9 million of operating expenses during the year ended December 31, 2012.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Year ended December 31,
	2012	2011
Multi-year master service agreements	60%	59%
Total long-term contracts	60%	59%

The percentage of revenue from long-term contracts varies between periods, depending on the mix of work performed under our contracts.

A significant portion of our revenue comes from several large customers.  The following table reflects the percentage of total revenue from those customers that contributed at least 10% to our total revenue in the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Verizon Communications, Inc.	7%	56%
Ericsson, Inc.	33%	0%
Danella Construction	0%	17%
Nexlink	14%	0%

Telecommunications providers and enterprise customers continue to seek and outsource solutions in order to reduce their investment in capital equipment, provide flexibility in workforce sizing and expand product offerings without large increases in incremental hiring. As a result, we believe there is significant opportunity to expand both our United States and international telecommunications solutions services and staffing services capabilities. As we continue to expand our presence in the marketplace, we will target those customers going through new network deployments and wireless service upgrades.

We expect to continue to increase our gross margins on our specialty contracting services by leveraging our single-source end-to-end network to efficiently provide a full spectrum of telecommunications contracting and staffing services to our customers. We believe this will alleviate some of the inefficiencies typically present in our industry, which result, in part, from the highly-fragmented nature of the telecommunications industry, limited access to skilled labor and the difficulty of managing multiple specialty-service providers to address our customers’ needs. As a result, we believe we can provide superior service to our customers and eliminate certain redundancies and costs for them.  We believe our ability to address a wide range of end-to-end solutions network, infrastructure and project staffing service needs for our telecommunications industry clients is a key competitive advantage. Our ability to offer diverse technical capabilities (including design, engineering, construction, deployment, and installation and integration services) allows customers to turn to a single source for these specific specialty services, as well as to entrust us with the execution of entire turn-key solutions.

As a result of our recent acquisitions, we have become a multi-faceted company with an international presence.  We believe this platform will allow us to leverage our corporate and other fixed costs and capture gross margin benefits.  Our platform is highly scalable.  We typically hire workers to staff projects on a project-by-project basis and our other operating expenses are primarily fixed.  Accordingly, we are generally able to deploy personnel to infrastructure projects in the United States and beyond without incremental increases in operating costs, allowing us to achieve greater margins. We believe this business model enables us to staff our business efficiently to meet changes in demand.

Finally, given the worldwide popularity of telecommunications and wireless products and services, we will selectively pursue international expansion, which we believe represents a compelling opportunity for additional long-term growth.

Our planned expansion will place increased demands on our operational, managerial, administrative and other resources.  Managing our growth effectively will require us to continue to enhance our operations management systems, financial and management controls and information systems and to hire, train and retain skilled telecommunications personnel.  The timing and amount of investments in our expansion could affect the comparability of our results of operations in future periods.

Our recent acquisitions and planned acquisitions have been timed with the additions to our management team of skilled professionals with deep industry knowledge and a strong track record of execution.  Our senior management team brings an average of over 25 years of individual experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

Factors Affecting Our Performance

Changes in Demand for Data Capacity and Reliability.

The telecommunications industry has undergone and continues to undergo significant changes due to advances in technology, increased competition as telephone and cable companies converge, the growing consumer demand for enhanced and bundled services and increased governmental broadband stimulus funding.  As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability. Telecommunications providers continue to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success. These factors drive customer demand for our services.

Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers in order to respond to demands for capacity, reliability and product bundles of voice, video and high-speed data services.  Fiber deployments have enabled an increasing number of cable companies to offer voice services in addition to their traditional video and data services. These voice services require the installation of customer premise equipment and, at times, the upgrade of in-home wiring.  Additionally, fiber deployments are also facilitating the provisioning of video services by local telephone companies in addition to their traditional voice and high-speed data services.  Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. These long-term initiatives and the likelihood that other telephone companies will pursue similar strategies present opportunities for us.

Cable companies are continuing to target the provision of data and voice services to residential customers and have expanded their service offerings to business customers.  Often times, these services are provided over fiber-optic cables using “metro Ethernet” technology.  The commercial geographies that cable companies are targeting for network deployments generally require incremental fiber optic cable deployment and, as a result, require the type of engineering and construction services that we provide.

The proliferation of smart phones and other wireless data devices has driven demand for mobile broadband. This demand and other advances in technology have prompted wireless carriers to upgrade their networks.  Wireless carriers are actively increasing spending on their networks to respond to the explosion in wireless data traffic, upgrade network technologies to improve performance and efficiency and consolidate disparate technology platforms. These customer initiatives present long-term opportunities for us for the wireless services we provide. Further, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers. As the demand for mobile broadband grows, the amount of cellular traffic that must be “backhauled” over customers’ fiber and coaxial networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites.  These trends are increasing the demand for the types of services we provide.

Our Ability to Recruit, Manage and Retain High Quality Telecommunications Personnel.

The shortage of skilled labor in the telecommunications industry and the difficulties in recruiting and retaining skilled personnel can frequently limit the ability of specialty contractors to bid for and complete certain contracts.  In September 2012, we acquired ADEX, a telecommunications staffing firm. Through ADEX, we manage a database of more than 70,000 telecom personnel, which we use to locate and deploy skilled workers for projects.  We believe our access to a skilled labor pool gives us a competitive edge over our competitors as we continue to expand.  However, our ability to continue to take advantage of this labor pool will depend, in part, on our ability to successfully integrate ADEX into our business.

Our Ability to Integrate Our Acquired Businesses and Expand Internationally.

We completed five acquisitions since August 2011 and plan to consummate additional acquisitions in the near term.  Our success will depend, in part, on our ability to successfully integrate these businesses into our global telecommunications platform. In addition, we believe international expansion represents a compelling opportunity for additional growth over the long-term because of the worldwide need for telecommunications infrastructure.  As of December 31, 2012, our operations in Puerto Rico have generated $887,000 in revenue.  We plan to expand our global presence either through expanding our current operations or by acquiring subsidiaries with international platforms.

Our Ability to Expand and Diversify Our Customer Base.

Our customers for specialty contracting services consist of leading telephone, wireless, cable television and data companies.  Ericsson Inc. is our principal telecommunications staffing services customer.  Historically, our revenue has been significantly concentrated in a small number of customers.  Although we still operate at a net loss, our revenue in recent years has increased as we have acquired additional subsidiaries and diversified our customer base and revenue streams. The percentage of our revenue attributable to our top 10 customers, as well as key customers that contributed at least 10% of our revenue in at least one of the years specified in the following table, were as follows:

Customer:	Year ended December 31,
	2012	2011
Top 10 customers, aggregate	77%	97%
Customer:
Verizon Communications, Inc.	7%	56%
Danella Construction	0%	17%
Nexlink	14%	0%
Ericsson, Inc.	33%	—

Business Unit Transitions.

In the year ended December 31, 2011, 100% of our revenue came from our specialty contracting services. In the year ended December 31, 2012, approximately 39% of our revenue came from specialty contracting services, and the remaining 61% come from our telecommunications staffing services.  This change in focus is primarily attributable to our acquisition of ADEX.  Due to the shift of our business focus from exclusively providing specialty contracting services to also providing professional staffing services, we have expanded our customer base.

In addition, we have acquired four other companies since August 2011, and each of these acquisitions has either enhanced certain of our existing business units or allowed us to gain market share in new lines of business. For example, our acquisition of T N S in September 2012 extended the geographic reach of our structured cabling and digital antenna system services.  Our proposed acquisition of IPC will allow us to improve our systems integration capabilities.  Our proposed acquisition of Telco will further expand our professional staffing business and our access to skilled labor.

We expect these acquisitions to facilitate geographic diversification that should protect against regional cyclicality.  We believe our diverse platform of services, capabilities, customers and geographies will enable us to grow as the market continues to evolve.

The table below summarizes the revenues for each of our product lines for the years ended December 31, 2012 and 2011.

	Year ended December 31,
	2012	2011
Revenue from:
Specialty contracting services	$6,658,388	$2,812,210
Telecommunications staffing services	10,577,197	—
As a percentage of total revenue:
Specialty contracting services	39%	100%
Telecommunications staffing services	61%	0%

With our acquisition of ADEX in September 2012, we believe our revenue generated from telecommunications staffing services will continue to increase as a percentage of our overall revenue.

Impact of Pending and Recently-Completed Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a series of strategic acquisitions.  Since January 1, 2011, we have completed five acquisitions.  We expect to regularly review opportunities, and periodically to engage in discussions, regarding possible additional acquisitions.  Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire and successfully integrate companies.

We intend to operate all of the companies we acquire in a decentralized model in which the management of the companies will remain responsible for daily operations while our senior management will utilize their deep industry expertise and strategic contacts to develop and implement growth strategies and leverage top-line and operating synergies among the companies, as well as provide overall general and administrative functions.

In November 2012, we executed definitive agreements to acquire Telco and IPC, which acquisitions which we intend to complete within 90 days of the date of this report.  After the completion of the Telco and IPC acquisitions and reflecting the consolidation of these entities in our results of operations, we expect our revenues, cost of revenues and operating expenses will increase substantially.  Accordingly, our future results of operations may differ significantly from those described in this report.  The impact of the pending acquisitions is not reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the impact of a completed acquisition is only included from the period commencing on the acquisition date.  The unaudited pro forma combined condensed financial information included in this report is not intended to represent what our results of operations would have been if the acquisitions had occurred on January 1, 2012 or to project our results of operations for any future period. Since we and each of these entities were not under common control or management for any period presented, the unaudited pro forma combined condensed financial results may not be comparable to, or indicative of, future performance.

General Economic Conditions.

Within the context of a slowly-growing economy and the current volatility in the credit and equity markets, we believe the latest trends and developments support our steady industry outlook. We will continue to closely monitor the effects that changes in economic and market conditions may have on our customers and our business and we will continue to manage those areas of the business we can control.

Components of Results of Operations

Revenue.

In the year ended December 31, 2011, we derived virtually all of our revenue from our specialty contracting services.  In the year ended December 31, 2012, we derived approximately 39% of our revenue from our specialty contracting services and approximately 61% of our revenue from our telecommunications staffing and training services.

Cost of Revenues.

Cost of revenues in the year ended December 31, 2012 was 70% of revenues as compared to 66% in the year ended December 31, 2011, primarily due to lower margins in our telecommunications staffing business.  Cost of revenues in the telecommunications staffing business was 71% of revenues in the year ended December 31, 2012.  We are trying to increase efficiency in the year ending December 31, 2013 and will focus our efforts on improving margins.  Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs.

We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health and location damages.  We are sometimes subject to claims for damages resulting from property and other damages arising in connection with our specialty contracting services.  A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.

For a majority of the contract services we perform, our customers provide all required materials while we provide the necessary personnel, tools and equipment.  Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of revenues.  We expect cost of revenue to continue to increase if we succeed in continuing to grow our revenue.

General and Administrative Costs.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead.  These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense and other costs that are not directly related to performance of our services under customer contracts.  Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.  Information technology and development costs included in general and administrative expenses are primarily incurred to support and to enhance our operating efficiency.  We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenues will decrease if we succeed in increasing revenues.  Between January 1, 2012 and December 31, 2012, we increased our workforce by 346 employees, primarily as a result of the acquisitions of ADEX and its affiliated entities and T N S, which will increase ongoing headcount-related expenses.

Goodwill and Intangible Assets.

We perform our annual impairment review of goodwill and certain intangible assets with indefinite lives during the fourth quarter of each year. The assets of each of our acquired businesses and the related goodwill are assigned to the applicable reporting unit at the date of acquisition.  We identify our reporting units by assessing whether businesses holding purchased assets, including goodwill, and related assumed liabilities have discrete financial information available.  We estimate the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill. If the carrying value exceeds the fair value, the value of the reporting units’ goodwill or other indefinite-lived intangibles may be impaired and written down.  Our goodwill resides in multiple reporting units.  The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers and the level of overall economic activity.  During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects.  Individual reporting units may be relatively more impacted by these factors than the company as a whole.  As a result, demand for the services of one or more of our reporting units could decline, resulting in an impairment of goodwill or intangible assets.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable.  Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition.  An impairment loss is measured by comparing the fair value of the asset to its carrying value.  If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred.  Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

We performed our required annual goodwill impairment test as of December 31, 2011 and 2012 and found no impairment existed.

Fair Value of Embedded Derivatives.

We used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. We derived the fair value of warrant using the common stock price, the exercise price of the warrants, risk-free interest rate, the historical volatility, and our dividend yield. We do not have sufficient historical data to use our historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. We developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within our fair value hierarchy.

Pursuant to the MidMarket Loan Agreement, we issued warrants to the lenders, which entitle the lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of our common stock on the date on which such warrants first became exercisable, which was on December 6, 2012.  The warrants were amended on November 13, 2012 as part of the first amendment to the MidMarket Loan Agreement.  At that time, the number of shares issuable upon exercise of such warrants was increased from 10% of the fully-diluted shares to 11.5% of the fully-diluted shares. The warrants have an exercise price of $1.25 per share, subject to adjustment as set forth in the warrants, and will expire on September 17, 2014 provided certain conditions are met.  The warrants have anti-dilution rights in connection with the exercise price.  The fair value of the anti-dilution rights is immaterial.  If we issue stock, warrants or options at a price below the $1.25 per share exercise price, the price of the warrants resets to the lower price.  As of March 22, 2013, the lenders have not exercised the warrants. These warrants meet the criteria in accordance with ASC 480 to be classified as liabilities because there is a put feature where we have an obligation to repurchase such shares. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to the consolidated statement of operations under the caption (change in fair value of derivative instruments.)

On September 17, 2012, when the warrants were issued, we recorded a derivative liability in the amount of $193,944.  The amount was recorded as a debt discount and is being amortized over the life of the loan.  The amount of the derivative liability was computed by using the Black-Scholes Option pricing model to determine the value of the warrants issued.

Additionally, we issued to UTA Capital LLC warrants to purchase 16% of our common stock on a fully-diluted basis, up to a maximum of 167,619 shares of our common stock, which were exercisable at $18.75 per share and provided for cashless exercise.  We have evaluated the anti-dilution provisions of such warrants and deemed their impact to be immaterial. The relative fair value of the warrants was calculated using the Black-Scholes Option pricing model.  This amount, totaling approximately $872,311, has been recorded as a derivative liability and debt discount and charged to interest expense over the life of the related promissory note. The warrants issued to UTA Capital LLC do not meet the criteria to be classified as equity in accordance with ASC 815-40-15-7D and are classified as derivative liabilities at fair value and should be marked to market because they are not indexed to our stock as the settlement amount is not fixed due to the variability of the number of shares issuable pursuant to such warrant.  The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to our consolidated statement of operations under the caption “change in fair value of derivative instruments”.

On February 14, 2011, we entered into an extension and modification agreement with UTA Capital LLC in connection with our outstanding note payable to UTA Capital LLC, which had a balance of $775,000 at December 31, 2010.  The modification agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the modification agreement, UTA Capital LLC was granted 10,257 shares of our common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for our failure to satisfy a certain covenant in the agreement, UTA Capital LLC was granted 4,000 shares of our common stock, which shares were recorded as an expense as penalty paid to the lender.  As of December 31, 2011, these two additional grants of shares had not been physically issued.  However, such shares are reflected on the accompanying financial statements as if issued.  This amendment was accounted for as an extinguishment and therefore the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $509,849 and debt discount from this amendment of $153,850 were expensed.

We account for the conversion features included in our warrants as derivative liabilities.  The aggregate fair value of derivative liabilities as of December 31, 2012 and 2011 amounted to $38,557 and $33,593, respectively.

Income Taxes.

In the year ended December 31, 2012, we booked a provision for state and local income taxes due of $133,495.  Certain states do not recognize net operating loss carryforwards, and we have operations in some of those states.  The provision for state and local income taxes was offset by an increase in deferred tax liabilities of $2,780,018.  This tax benefit was a result of our acquisition of ADEX and TNS in 2012, which resulted in a deferred tax liability based on the value of the intangible assets acquired.  This benefit was offset by the fact that ADEX and TNS were cash-basis taxpayers when they were acquired and were converted to accrual-basis taxpayers upon acquisition, which resulted in an increase in liability.  As of December 31, 2012 and 2011, we had net operating loss carryforwards (NOLs) of $5.6 million and $5.0 million, respectively, which will be available to reduce future taxable income and expense through 2030.  Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.  We have adjusted our deferred tax asset to record the expected impact of the limitations.

Credit Risk.

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, other receivables and costs and estimated earnings in excess of billings.  Cash and equivalents primarily include balances on deposit in banks.  We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality.  To date, we have not experienced any loss or lack of access to cash in our operating accounts.

We grant credit under normal payment terms, generally without collateral, to our customers.  These customers primarily consist of telephone companies, cable broadband MSOs and electric and gas utilities.  With respect to a portion of the services provided to these customers, we have certain statutory lien rights that may, in certain circumstances, enhance our collection efforts.  Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks.  These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and, likewise, some may experience financial difficulties in the future.  These difficulties expose us to increased risks related to the collectability of amounts due for services performed.  We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable as of December 31, 2012.

Contingent Consideration.

We recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination.  The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10 (“Accounting for certain financial instruments with characteristics of both liabilities and equity “).  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved.  Increases in fair value are recorded as losses on our consolidated statement of operations, while decreases are recorded as gains.  If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Litigation and Contingencies.

Litigation and contingencies are reflected in our consolidated financial statements based on management’s assessment of the expected outcome of such litigation or expected resolution of such contingency.  An accrual is made when the loss of such contingency is probable and reasonably estimable. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings.

Results of Operations

The following table shows our results of operations for the year indicated.  The historical results presented below are not necessarily indicative off the results that may be expected for any future period.

	Year ended December 31,
	2012	2011
		(Restated)
Revenue	$17,235,585	$2,812,210

Cost of revenues	12,059,099	1,851,018
Gross profit	5,176,486	961,192

Operating expenses:
Depreciation and amortization	348,172	39,229
Salaries and wages	3,802,158	5,053,600
General and administrative	3,788,015	1,251,102
Total operating expenses	7,938,845	6,343,931

Loss from operations	(2,761,859)	(5,382,739)

Total other expense	(1,047,324)	(1,021,889)
Net loss before benefit for income taxes and equity loss in affiliate	(3,809,183)	(6,404,628)

Benefit for income taxes	(2,646,523)	-

Net loss	(1,162,660)	-

Net loss attributable to non-controlling interest	(16,448)	-

Equity loss attributable to affiliate	(50,539)	-

Net loss attributable to InterCloud Systems, Inc.	(1,229,647)	(6,404,628)

Less dividends on Series C, D, E, F and H Preferred Stock	(843,215)	-

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(2,072,862)	$(6,404,628)

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenue.

	Year ended December 31,		Change
	2012	2011	Dollars	Percentage
Specialty contracting services	$6,658,388	$2,812,210	$3,846,178	137%
Telecommunication staffing services	10,577,197	--	10,577,197	100%
Total	$17,235,585	$2,812,810	$14,423,375	513%

Total revenue for the year ended December 31, 2012 was $17.2 million, which represented an increase of $14.4 million, or 513%, compared to total revenue of $2.8 million for the year ended December 31, 2011.  The increase in total revenue during this period was attributed to revenue generated by our acquired companies.  For the year ended December 31, 2011, substantially all of our revenue was derived from our specialty contracting services, while for the year ended December 31, 2012, 39% of our revenue was derived from our specialty contracting services and 61% of our revenue was derived from our telecommunications staffing services.  This change in telecommunication staffing revenue was a result of our acquisition of ADEX in September 2012.

Cost of revenue and gross profit.

	Year ended December 31,		Change
	2012	2011	Dollars	Percentage
Cost of revenue	$12,059,099	$1,851,018	$10,208,081	552%
Gross profit	$5,176,486	$961,192	$4,215,294	439%
Gross profit percentage	30%	34%

Our cost of revenue increased $10.2 million from $1.9 million for the year ended December 31, 2011 to $12.1 million for the year ended December 31, 2012.  This increase was primarily due to the acquisitions completed in the years ended December 31, 2011 and 2012.  For the year ending December 31, 2011, all of our operations were in the specialty contracting services division.  For the year ended December 31, 2012, we had a revenue mix of 39% specialty contracting services as compared to telecommunications staffing services of 61%, primarily as a result of our acquisition of ADEX.

Gross profit dollars from our specialty contracting services business increased primarily due to increased revenue.   Specialty contracting services accounted for 100% of our revenue in the year ended December 31, 2011 and accounted for 39% of our revenue for the year ended December 31, 2012.  The change was a result of the acquisition of ADEX in September 2012.

Our gross profit percentage was 30% for the year ended December 31, 2012 compared to 34% for the year ended December 31, 2011.  The decrease was a result of the acquisitions we completed in 2012.  The gross margins on our telecommunications staffing services were only 21%, which decreased the overall margin. It is expected that as the telecommunications staffing services portion of our revenue increases, our overall gross margin percentage will continue to decline, while the gross margin dollars will increase.

General and Administrative.

	Year ended December 31,		Change
	2012	2011	Dollars	Percentage
General and administrative	$3,788,015	$1,251,102	$2,536,913	203%
Percentage of revenue	22%	44%

Our general and administrative expenses increased $2.5 million, from $1.3 million for the year ended December 31, 2011 to $3.8 million for the year ended December 31, 2012.  The increases were primarily as a result of increased overhead expenses resulting from the acquisitions we completed in the years ended December 31, 2011 and 2012.  General and administrative expenses decreased to 22% of revenue in the year ended December 31, 2012, from 44% in the year ended December 31, 2011. This decrease in percentage was a result of the increased revenue, which did not cause a corresponding increase in general and administrative expenses.

Salaries and Wages

	Year ended December 31,		Change
	2012	2011	Dollars	Percentage
Salaries and wages	$3,802,158	$5,053,600	$(1,251,442)	(25)%
Percentage of revenue	22%	180%

Our salaries and wages decreased $1.2 million from $5.0 million for the year ended December 31, 2011 to $3.80 million for the year ended December 31, 2012.  The decreases were a result of a significant decrease in the amount of stock compensation issued in 2012, as compared to 2011.  Stock compensation decreased from $4.1 million in the year ended December 31, 2011 to $0.8 million in the year ended December 31, 2012.  The decrease in stock compensation was partially offset by an increase in the number of employees.

Changes in Fair Value of Derivative Liabilities.

The aggregate fair value of derivative liabilities as of December 31, 2012 and December 31, 2011 amounted to $33,593 and $38,557, respectively.

As a result of the change in the fair value of our derivative instruments, we recorded a gain of $198,908 and $421,340 in the years ended December 31, 2012 and 2011, respectively.

Net Gain on Deconsolidation of Digital Subsidiary

During 2012, we sold 60% of the outstanding shares of common stock of Digital.  We recognized a gain on deconsolidation of $528,000, based on the negative investment carrying amount.  We made additional investments in Digital of approximately $179,000 during 2012, at which time we wrote off the remaining balance of our investment in Digital. The result for the year was a net gain of $453,000 on the deconsolidation of Digital.

Interest Expense.

	Year ended December 31,		Change
	2012	2011	Dollars	Percentage
Interest expense	$1,699,746	$1,443,229	$256,517	18%

Interest expense increased $0.3 million from $1.4 million in the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012, primarily due to increases in our outstanding debt obligations.   Included in interest expense is the amortization of debt discount and deferred loan costs.  In the year ended December 31, 2012, amortization was $0.4 million compared to $1.1 million for the year ended December 31, 2011.  The decrease was a result of the debt extinguishments to our loan from UTA Capital LLC in 2011, together with additional costs associated with the issuance of the debt in 2011.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $2.1 million for the year ended December 31, 2012, as compared to $6.4 million for the year ended December 31, 2011.

Going Concern

During the years ended December 31, 2012 and 2011, we suffered losses from operations that may raise doubt about our ability to continue as a going concern. As of December 31, 2012, we had negative working capital, a stockholders' deficit and continued losses.  Our management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern.  However, there can be no assurance that additional financing that is necessary for us to continue our business will be available to us on acceptable terms, or at all.

Liquidity, Capital Resources and Cash Flows

We have satisfied our capital and liquidity needs primarily through private sales of equity securities and bank borrowings.  As of December 31, 2012, we had cash and cash equivalents of $646,978, which were exclusively denominated in U.S. dollars and consisted of bank deposits.  As of December 31, 2012, $14,250 of cash was held by foreign subsidiaries.  We believe these amounts can be repatriated without significant tax consequences.

We have incurred net losses attributable to our common stockholders of $2.1 million and $6.4 million during the years ended December 31, 2012 and 2011, respectively.  Our accumulated deficit as of December 31, 2012 was $12.5 million.

Indebtedness.

MidMarket Loan Agreement. On September 17, 2012, we entered into the MidMarket Loan Agreement, pursuant to which the lenders thereunder provided us with senior secured first-lien term loans in an aggregate principal amount of $13,000,000.  We used a portion of the proceeds of such loans to finance our recent acquisitions, to repay certain outstanding indebtedness and to pay related fees, costs and expenses.

On November 13, 2012, we entered into a first amendment to the MidMarket Loan Agreement, pursuant to which the lenders provided us with additional senior secured first-lien term loans in an aggregate principal amount of $2,000,000 and made certain other amendments to the MidMarket Loan Agreement.

As of December 31, 2012, we were in default under certain covenants of the MidMarket Loan Agreement.  On March 22, 2013, we entered into a second amendment, consent and waiver agreement, pursuant to which the lenders waived certain financial covenants and other defaults under the MidMarket Loan Agreement and made certain amendments to our covenants in the MidMarket Loan Agreement.  In addition, the lenders consented to our proposed acquisitions of certain businesses and to the financing thereof, subject to our satisfaction of conditions precedent.

The loans under the MidMarket Loan Agreement mature on September 17, 2017.  However, if we fail to raise at least $30,000,000 in connection with a public offering of our voting equity securities by March 17, 2014, such loans will mature on an accelerated basis and will come due on June 17, 2014.  We were required to repay up to $750,000 of such loans to the extent we did not complete an acquisition. Interest on the loans under the MidMarket Loan Agreement accrues at a rate per annum equal to 12.0%.

Subject to certain exceptions, all our obligations under the MidMarket Loan Agreement are unconditionally guaranteed by each of our existing direct and indirect domestic subsidiaries and are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries, and by the capital stock of our subsidiaries, subject to certain customary exceptions.

In the MidMarket Loan Agreement, we made certain representations and warranties, affirmative covenants, negative covenants and financial covenants.  The MidMarket Loan Agreement also contains events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loans, the failure to comply with the covenants and agreements specified in the MidMarket Loan Agreement and other loan documents entered into in connection therewith, the acceleration of certain other indebtedness resulting from the failure to pay principal on such other indebtedness, certain events of insolvency and the occurrence of any event, development or condition which has had or could reasonably be expected to have a material adverse effect.  If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding loans under the MidMarket Loan Agreement may become due and payable immediately.

Pursuant to the MidMarket Loan Agreement, we issued to the lenders warrants to purchase 749,542 shares of common stock at an initial exercise price of $1.25 per share, subject to adjustment as set forth in the warrants, on or before September 17, 2014, subject to extension if certain of our financial statements have not been delivered to the holders of such warrants in a timely manner showing that certain financial thresholds have been met.

Wellington Promissory Note. On September 17, 2012, we entered into a promissory note with Wellington Shields & Co. LLC (Wellington Note) as evidence of the fees we owed to Wellington for services rendered relating to the MidMarket Loan Agreement.  The Wellington Note is for a term of 35 days with interest in arrears from September 17, 2012 at the lowest applicable federal rate of interest. As of March 28, 2013, $95,000 principal plus accrued interest remained outstanding on the Wellington Note.  As of December 31, 2012, we were in default with respect to the Wellington Note.

Note and Warrant Purchase Agreement with UTA Capital LLC.  On August 6, 2010, we secured a working capital loan from UTA Capital LLC, with Digital as the borrower.  In connection with such loan, we issued to UTA Capital, LLC warrants initially to purchase 167,619 shares of our common stock with an exercise price of $18.75 per share.  The warrants were exchanged for 177,270 shares of common stock on August 29, 2012.  We paid off the remaining outstanding balance of this loan in September 2012.

Proceeds from Equity Issuances.

In the years ended December 31, 2012 and 2011, we raised net proceeds of $6.9 million and $0.07 million, respectively, through private sales of equity securities.

Working Capital.

At December 31, 2012, we had a working capital deficit of approximately $3.7 million, as compared to a working capital deficit of approximately $1.9 million at December 31, 2011.  The decrease in working capital of $1.8 million was primarily the result of our acquisitions of ADEX and T N S in September 2012, the deconsolidation of 60% of Digital, the repayment of debt and the raising of equity.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows
	Year ended December 31,
	2012	2011
Net cash (used in) operations	$(3,155,003)	$(1,068,532)
Net cash used in investing activities	(13,556,332)	(120,474)
Net cash provided by financing activities	17,269,028	1,255,815

Cash flows (used in) operating activities.  We have historically experienced cash deficits from operations as we continued to expand our business and sought to establish economies of scale.  Our largest uses of cash for operating activities are for general and administrative expenses.  Our primary source of cash flow from operating activities is cash receipts from customers.  Our cash flow from operations will continue to be affected principally by the extent to which we grow our revenues and increase our headcount.

Net cash used in operating activities for the year ended December 31, 2012 of $3.2 million was primarily attributable to a net loss of $2.1 million excluding non-cash charges and an increase in accounts receivable of $2.3 million primarily due to revenue growth for the year ended December 31, 2012, which was offset in part by an increase in accounts payable and accrued expenses of $1.7 million.

Net cash used in operating activities for the year ended December 31, 2011 of $1.1 million was primarily attributable to a net loss of $6.4 million excluding non-cash charges and an increase in accounts receivable of $66,866 primarily due to the revenue growth for the year ended December 31, 2011, which was offset in part by an increase in accounts payable and accrued expenses of $342,535.

Net cash used in investing activities.  Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $13.6 million and $120,474, respectively, consisting primarily of purchases of capital equipment in 2011 and cash used for acquisitions in 2012.

Net cash provided by financing activities.  Net cash provided by financing activities for the years ended December 31, 2012 was $17.3 million, which resulted primarily from the proceeds from the loans under the MidMarket Loan Agreement and the sale of preferred shares.  Net cash provided by financing activities for the year ended December 31, 2011 was $1.3 million, which resulted primarily from the loans from Tekmark and MMD Genesis.

Rental Obligations.

In July 2010, we entered into an operating lease covering our primary office facility in Boca Raton, Florida that has an original non-cancelable term of five years with a provision for early termination after three years.  The lease contains renewal provisions and generally requires us to pay insurance, maintenance and other operating expenses. Our operating subsidiaries also have real property leases as described in Item 2. “Properties.”

The future minimum obligation during each year through 2016 under the leases with non-cancelable terms in excess of one year is as follows:

Years Ended December 31,	Future Minimum Lease Payments
2013	$197,397
2014	133,214
2015	121,655
2016	66,000
Total	$518,266

Capital expenditures

We had capital expenditures of $89,258 and $81,144 for the years ended December 31, 2012 and 2011, respectively.  We expect our capital expenditures for the year ending December 31, 2013 to be approximately $100,000.  These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment.  We expect to fund such capital expenditures out of our working capital

We also require approximately $17.5 million and $18.2 million over the next 90 days to pay the cash portion of the purchase prices of each of Telco and IPC, respectively.  We expect to obtain such funds through the sale of equity securities and expect to consummate the acquisition of such companies concurrently with the consummation of the sale of such equity securities.  There can be no assurance, however, that we will be able to consummate the sale of our equity securities on terms that are acceptable to us, or at all.

Off-balance sheet arrangements

During the years ended December 31, 2012 and 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contingencies

We are involved in claims and legal proceedings arising from the ordinary course of our business.  We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on our financial statements.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based on our historical and pro forma consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes.  On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards and accruals for contingencies, including legal matters.  These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and as a result, actual results could differ materially from these estimates.

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates that are used in the preparation of our historical and pro forma consolidated financial statements.  The impact of these policies affects our reported and expected financial results and are discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our historical and pro forma consolidated financial statements.  The notes to our consolidated financial statements in this report contain additional information related to our accounting policies, including the critical accounting policies described herein, and should be read in conjunction with this discussion.

Emerging Growth Company.

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company,” we may delay adoption of new or revised accounting standards applicable to public companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards.  We have elected not to take advantage of the benefits of this extended transition period.  As a result, our financial statements will be comparable to those of companies that comply with such new or revised accounting standards.  Upon issuance of new or revised accounting standards that apply to our financial statements, we will disclose the date on which we will adopt the recently-issued accounting guidelines.

Revenue Recognition.

We recognize revenue on arrangements in accordance with ASC Topic 605-10-S99, Revenue Recognition-Overall-SEC Materials.  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Our revenues related to specialty contracting services are generated from contracted services to design, installation and repair services of structured data and voice cabling systems to small and mid-sized commercial and governmental entities.  Prior to commencement of services and depending on the length of the services to be provided, we secure the client’s acceptance of a written proposal.  Generally, the services are provided over a period ranging between two to 14 days.  If we anticipate that the services will span over a month, we usually require a down payment from the customer, which help pay for the cabling and accessories and we will provide monthly progress billing, based on services rendered, or upon completion of the contracted services.

Our revenues related to telecommunications staffing services are generated from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by the clients.  The contracts provide payment to us for our services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. Our services provided under the contracts are generally provided within a month.  Occasionally, the services may be provided over a period of up to four months.  If we anticipate that the services span over a month and depending on the contract terms, we provide either progress billing at least once a month or upon completion of the clients’ specifications.  We recognize revenues of contracts based on direct labor hours and fixed-price contracts that do not overlap a calendar month based on services provided.

Allowances for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period.  This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors.  Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts.  We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations.  We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of December 31, 2012.

Goodwill and Intangible Assets.

As of December 31, 2012 and 2011, we had goodwill in the amount of $20,561,980 and $343,986, respectively.  We did not recognize any goodwill impairment during the years ended December 31, 2012 or 2011.

We account for goodwill in accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles-Goodwill and Other  (ASC Topic 350).  Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with ASC Topic 350 in order to determine whether their carrying value exceeds their fair value.  In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value.  If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable.  Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value.  If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred.  Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

We use judgment in assessing if goodwill and intangible assets are impaired.  Estimates of fair value are based on our projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies.  To measure fair value, we employ a combination of present value techniques which reflect market factors.  Changes in our judgments and projections could result in significantly different estimates of fair value potentially resulting in additional impairments of goodwill and other intangible assets.

Our goodwill resides in multiple reporting units that are aggregated for our goodwill impairment testing.  The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues from a limited number of customers, and the level of overall economic activity.  During times of slowing economic conditions, our customers may reduce capital expenditures and defer or cancel pending projects.  Individual reporting units may be relatively more impacted by these factors than us as a whole. As a result, demand for the services of one or more of our reporting units could decline resulting in an impairment of goodwill or intangible assets.

We performed our annual impairment test in the fourth quarter of each of years ended December 31, 2012 and 2011.  The key valuation assumptions contributing to the fair value estimates of our reporting units were (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value for each annual test.

The discount rate reflects risks inherent within each reporting unit operating individually, which is greater than the risks inherent in us as a whole.  The discount rate used in the analysis for the year ended December 31, 2012 decreased compared to the rate used in the year ended December 31, 2011 analysis as a result of reduced risk relative to industry conditions.  We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and within our industry.

For years ended December 31, 2012 and 2011, none of the reporting units incurred operating losses that would impact our financial position in a material manner.  Current operating results, including any losses, are evaluated by us in the assessment of goodwill and other intangible assets. The Company's reporting units are aggregated for goodwill impairment testing. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Changes in judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units.  Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units.  We can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods.

Certain of our business units also have other intangible assets, including customer relationships, trade names and non-compete agreements.  As of December 31, 2012, we believed the carrying amounts of these intangible assets were recoverable.  However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Stock-Based Compensation.

Our stock-based award programs are intended to attract, retain and reward employees, officers, directors and consultants, and to align stockholder and employee interests.  We have granted stock-based awards to individuals.  Our policy going forward will be to issue awards under our recently-adopted 2012 Employee Incentive Plan and Employee Stock Purchase Plan.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in operating expenses.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of our stock over the expected life of the option, the risk-free rate of return based on the United States treasury yield curve in effect at the time of the grant for the expected term of the option, the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on history and expectation of dividend payments. Stock options generally vest ratably over a three-year period and are exercisable over a period up to ten years.

The fair value of restricted stock is estimated on the date of grant and is generally equal to the closing stock price on that date.  The total amount of stock-based compensation expense ultimately is based on the number of awards that actually vest and fluctuates as a result of performance criteria, as well as the vesting period of all stock based awards.  Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.  In accordance with ASC Topic 718,  Compensation – Stock Compensation  (ASC Topic 718), compensation costs for performance-based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied.  We use our best judgment to determine probability of achieving the performance goals in each reporting period and recognize compensation costs based on the number of shares that are expected to vest.

Income Taxes.

We account for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. ASC Topic 740,  Income Taxes  (ASC Topic 740), prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition.  Under ASC Topic 740, companies may recognize a previously-unrecognized tax benefit if the tax position is effectively (rather than “ultimately”) settled through examination, negotiation or litigation.

Contingencies and Litigation.

In the ordinary course of our business, we are involved in certain legal proceedings. ASC Topic 450, Contingencies (ASC Topic 450), requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with ASC Topic 450. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates.  Revisions of our estimates of the potential liability could materially impact our results of operations.  Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Distinguishing of Liabilities From Equity.

We rely on the guidance provided by ASC 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments, such as our preferred stock.  We first determine whether the particular financial instrument should be classified as a liability.  We will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that we must or may settle by issuing a variable number of our equity shares.

Once we determine that the financial instrument should not be classified as a liability, we determine whether the financial instrument should be presented under the liability section or the equity section of the balance sheet (“temporary equity”).  We will determine temporary equity classification if the redemption of the preferred stock or other financial instrument is outside our control (i.e. at the option of the holder).  Otherwise, we account for the financial instrument as permanent equity.

Initial Measurement.

We record our financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement.

We record the fair value of our financial instruments classified as liability at each subsequent measurement date. The changes in fair value of our financial instruments classified as liabilities are recorded as other expense/income.

Temporary equity

At each balance sheet date, we re-evaluate the classification of our redeemable instruments, as well as the probability of redemption. If the redemption amount is probable or the instrument is currently redeemable, we record the instrument at its redemption value. Upon issuance, the initial carrying amount of a redeemable equity security is its fair value. If the instrument is redeemable currently at the option of the holder, it will be adjusted to its maximum redemption amount at each balance sheet date. If the instrument is not redeemable currently and it is not probable that it will become redeemable, it is recorded at its fair value. If it is probable the instrument will become redeemable, it will be recognized immediately at its redemption value. The resulting increases or decreases in the carrying amount of a redeemable instrument will be recognized as adjustments to additional paid-in capital.

Business combinations

We account for our business combinations under the provisions of ASC 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, we record the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that we obtained during the measurement period.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as an asset or a liability, the changes in fair value are recognized in earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the years ended December 31, 2012 and 2011, together with the related notes and the reports of our independent registered public accounting firms, are set forth on pages F-1 to F-51 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2013, our board of directors approved the dismissal of Sherb & Co., LLP (“Sherb”) as our independent auditor, effective immediately. Sherb’s reports on our financial statements as of and for the fiscal years ended December 31, 2011 and 2010 contained a qualification that due to our losses from operations and accumulated deficits, there was substantial uncertainty about our ability to continue as a going concern.  Other than such qualification, Sherb’s reports on our financial statements as of and for the fiscal years ended December 31, 2011 and 2010 did not contain any other adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2011 and 2010 and through Sherb’s dismissal on January 17, 2013, there were (1) no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb, would have caused Sherb to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the decision to dismiss Sherb as our independent registered public accounting firm, our board of directors appointed BDO USA, LLP (“BDO”) as our independent registered public accounting firm. During the years ended December 31, 2011 and 2010 and through the date of BDO’s appointment, neither we nor anyone acting on our behalf consulted BDO with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that BDO concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer  have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures.  The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Securities Exchange Act of 1934, together with the material weaknesses in our internal control over financial reporting as described later in this section.  To remediate the material weaknesses in disclosure controls and procedures related to our inability to timely file reports and other information with the SEC, we plan to hire additional experienced accounting and other  personnel to assist with filings and financial record keeping.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures as described earlier in this section as well as weaknesses in our internal control over financial reporting.  Such material weaknesses related to (i) the ability to prepare and timely issue the required filings with the Securities and Exchange Commission, (ii) our company lacking the appropriate technical resources to properly evaluate transactions in accordance with generally accepted accounting principles and, (iii) our company lacking a review function. We have taken steps, including the hiring of a Chief Financial Officer, and implementing an improved segregation of duties and plan to continue to take additional steps, to seek to remediate these material weaknesses for the year ending December 31, 2013 and to improve our financial reporting systems and implement new policies, procedures and controls.  We believe that these remedial actions will be sufficient to correct the material weaknesses in internal control over financial reporting which existed at December 31, 2012.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

The following sets forth information about our executive officers and directors as of March 28, 2013.

Name	Position	Age

Mark Munro	Chairman of the Board, Chief Executive Officer	50
Mark F. Durfee	Director	56
Charles K. Miller	Director	52
Neal L. Oristano	Director	57
Daniel J. Sullivan	Chief Financial Officer	55
Lawrence M. Sands	Senior Vice President, Corporate Secretary	53
Roger M. Ponder	Chief Operating Officer	60

The following is information about the experience and attributes of the members of our board of directors and senior executive officers as of the date of this report.  The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Mark Munro, Chief Executive Officer and Chairman of the Board.  Mr. Munro has served as our Chief Executive Officer and as the Chairman of our Board since December 2011.  Mr. Munro is also the Founder and has been President of Munro Capital Inc., a private equity investment firm, since 2005.  Mr. Munro has been the Chief Executive Officer and owner of 1112 Third Ave Corp., a real estate holding company, since October 2000.  He has also been an investor in private companies for the last seven years, including Vaultlogix, LLC, a provider of online data backup solutions for business data.  Prior to forming Munro Capital, Mr. Munro founded, built and sold Eastern Telcom Inc., a telecommunication company, from 1990 to 1996.  Mr. Munro has been directly involved in over $150 million of private and public transactions as both an investor and entrepreneur.  Mr. Munro has been a board member of Environmental Remediation and Financial Services since 2004 and sat on the board of Vaultlogix, LLC from March 2004 to February 2008.  Mr. Munro also has experience as a former Chairman of the Board of BiznessOnline.com Inc., a NASDAQ-listed internet access, web design and e-commerce hosting company, from May 1999 to August 2002.  Mr. Munro received his B.A. in economics from Connecticut College.  Mr. Munro brings extensive business experience, including years as a successful entrepreneur and investor, to our board of directors and executive management team.

Mark F. Durfee, Director.  Mr. Durfee has been a member of our board of directors since December 2012.  Mr. Durfee has been a principal at Auerbach Acquisition Associates II, Inc., a private equity fund, since August 2007.  Mr. Durfee also worked for Kinderhook Capital Management, LLC, an investment manager, as a partner from January 1999 to December 200, at which he was responsible for investing in over 40 middle market companies.  He has been a director of Home Sweet Home Holdings, Inc., a wholesaler of home furnishings, since January 2012.  Mr. Durfee received his B.S. from the University of Wyoming in finance. Mr. Durfee brings over 25 years of experience as a private equity investor to our board of directors.

Charles K. Miller, Director.  Mr. Miller has been a member of our board of directors since November 2012.  He has been the Chief Financial Officer of Tekmark Global Solutions, LLC, a provider of information technology, communications and consulting services, since September 1997.  Mr. Miller received his B.S. in accounting and his M.B.A. from Rider University and is a Certified Public Accountant in New Jersey.  Mr. Miller brings over 30 years’ of financial experience to our board of directors.

Neal L. Oristano, Director.  Mr. Oristano has been a member of our board of directors since December 2012.  Mr. Oristano has been the Vice President - Service Provider Sales Segment at Cisco Systems Inc., an internet protocol-based networking and products company, since August 2011.  Prior to that, he was the Senior Vice President - Service Provider Sales at Juniper Networks, Inc., a networking software and systems company, from July 2004 to July 2011.  Mr. Oristano received his B.S. from St. Johns University in marketing.  Mr. Oristano brings 33 years of technology experience, including enterprise and service provider leadership, to our board of directors.

Daniel J. Sullivan, Chief Financial Officer.  Mr. Sullivan has served as our Chief Financial Officer since December 2011 and as a member of our board of directors from 2011 to November 2012.  Mr. Sullivan has been the Chief Financial Officer for Munro Capital Inc., a diversified finance company, since August 2010.  Prior to that, he served as Chief Financial Officer for Vaultlogix LLC, an Internet vaulting company, from January 2003 to July 2010.  Mr. Sullivan received his B.S. in accounting from the University of Massachusetts and his M.B.A. from Southern New Hampshire University (formerly New Hampshire College).  Mr. Sullivan brings extensive experience in finance for both publicly-traded and private companies to our executive management team.

Lawrence M. Sands, Senior Vice President and Corporate Secretary.  Mr. Sands has served as our Senior Vice President since January 2010 and was appointed our Corporate Secretary in August 2010.  From January 2009 to September 2010, Mr. Sands was a finance manager at Vista BMW, an automobile retailer located in Coconut Creek, Florida.  From March 2010 until September 2010, he was Vice President, Secretary and a director of Omni Ventures, Inc., a development-stage company that planned to provide equity funding for commercial and recreational projects in the Mid-west and Western areas of the United States.  From June 2008 to January 2010, Mr. Sands provided strategic merger and acquisition consulting services to Digital Comm, Inc., a provider of turnkey services and solutions to the communications industry that we acquired in January 2010.  From January 2008 until December 2008, he was Chief Executive Officer of Paivis Corp., a public company engaged in long distance telecommunications.  From September 2003 until April 2008, Mr. Sands was a finance manager at JM Lexus, an automobile retailer located in Margate, Florida.  Mr. Sands received a B.S. in technology and industrial arts from New York University and a J.D. from Whittier College, School of Law. Mr. Sands brings business and finance experience to our executive management team.  Mr. Sands filed a personal bankruptcy petition in 2004 that was discharged in 2005.

Roger M. Ponder, Chief Operating Officer.  Mr. Ponder has served as our Chief Operating Officer since November 2012. Mr. Ponder has been the President and Chief Executive Officer of Summit Broadband LLC, a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009.  From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable.  Mr. Ponder was a member of the United Way Board of Trustees’ - Kansas City from January 2006 to January 2011.  Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to our executive management team.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our equity securities with the SEC. Such executive officers, directors and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were complied with during 2012, with the exception of former officers and directors Gideon Taylor and Billy Caudill, who each inadvertently failed to file Form 3, Initial Statement of Beneficial Ownership of Securities. However, we are advised that these individuals neither sold nor purchased any shares during the reporting period.

Code of Ethics

We have adopted a Financial Code of Ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer.  We also have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors.  We will provide a copy of our Financial Code of Ethics or our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 2500 N. Military Trail, Suite 275, Boca Raton, Florida 33431.

Changes in Stockholder Procedures to Recommend Director Nominees

On November 16, 2012, our board of directors approved new amended and restated bylaws for our company (the “Amended Bylaws”).   The Amended Bylaws substantially revised our prior bylaws, including the addition of an advance notice bylaw setting forth the requirements for stockholders to propose matters to be considered at a meeting of stockholders (including the nomination of candidates for election to our board of directors).

Pursuant to the Amended Bylaws, nominations of persons for election to our board of directors at an annual meeting or at a special meeting (but only if our board of directors has first determined that directors are to be elected at such special meeting) may be made at such meeting (i) by or at the direction of our board of directors, including by any committee or persons appointed by the board of directors, or (ii) by any stockholder who (A) was a stockholder of record (and, with respect to any beneficial owner, if different, on whose behalf such nomination is proposed to be made, only if such beneficial owner was the beneficial owner of our shares) both at the time of giving the required notice (as discussed below) and at the time of the meeting, (B) is entitled to vote at the meeting, and (C) complied with the notice procedures as to such nomination as described below.

For nominations to be made at an annual meeting by a stockholder, the stockholder must (i) provide a “timely” notice (as described below) thereof in writing and in “proper form” (as described below) to our Secretary and (ii) provide any updates or supplements to such timely notice at the times and in the forms as described below. Without qualification, if our board of directors has first determined that directors are to be elected at such special meeting, then for nominations to be made at a special meeting by a stockholder, the stockholder must (i) provide timely notice thereof in writing and in proper form to our at our principal executive offices and (ii) provide any updates or supplements to such notice at the times and in the forms described below. In no event shall any adjournment or postponement of an annual meeting or special meeting or the announcement thereof commence a new time period for the giving of a stockholder’s notice as described below.

To be “timely” with respect to an annual meeting of stockholders, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the ninetieth 90th day prior to such annual meeting or, if the first public disclosure of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the close of business on the tenth day following the day on which public disclosure of the date of such annual meeting was made

To be “timely” with respect to a special meeting, a stockholder’s notice for nominations to be made at a special meeting by a stockholder must be delivered to or mailed and received at our principal executive offices not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the 90th day prior to such special meeting or, if the first public disclosure of the date of such special meeting is less than 100 days prior to the date of such special meeting, the tenth day following the day on which public disclosure of the date of such special meeting was first made.

To be in a “proper form”, a stockholder’s notice to our Secretary is required to set forth:

(i)           As to the stockholder providing the notice and each other Proposing Person (as defined below), (A) the name and address of the stockholder providing the notice and of the other Proposing Persons, and (B) any Disclosable Interests (as defined in the Amended Bylaws) of the stockholder providing the notice (or, if different, the beneficial owner on whose behalf such notice is given) and/or each other Proposing Person;

(ii)           As to each person whom the stockholder proposes to nominate for election as a director, (A) all information with respect to such proposed nominee that would be required by the Amended Bylaws to be set forth in a stockholder’s notice if such proposed nominee were a Proposing Person, (B) all information relating to such proposed nominee that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14 under the Exchange Act and the rules and regulations thereunder (including such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and (C) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the stockholder providing the notice (or, if different, the beneficial owner on whose behalf such notice is given) and/or any Proposing Person, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is Acting in Concert (as defined in the Amended Bylaws), on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 under Regulation S-K if such stockholder or beneficial owner, as applicable, and/or such Proposing Person were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant; and

(iii)           We may require any proposed nominee to furnish such other information (including one or more accurately completed and executed questionnaires and executed and delivered agreements) as may reasonably be required by us to determine the eligibility of such proposed nominee to serve as an independent director of our company or that could be material to a reasonable stockholder’s understanding of the independence or lack of independence of such proposed nominee.

For purposes of the Amended Bylaws, the term “Proposing Person” means: (i) the stockholder providing the notice of the nomination proposed to be made at the meeting, (ii) the beneficial owner, if different, on whose behalf the nomination proposed to be made at the meeting is made, (iii) any affiliate or associate of such beneficial owner (as such terms are defined in Rule 12b-2 under the Exchange Act) and (iv) any other person with whom such stockholder or such beneficial owner (or any of their respective affiliates or associates) is Acting in Concert.

A stockholder providing notice of any nomination proposed to be made at a meeting shall further update and supplement such notice, if necessary, so that the information provided or required to be provided in such notice shall be true and correct as of the record date for the meeting and, if different, as of the date that is ten business days prior to the meeting or any adjournment or postponement thereof, and such update and supplement shall be delivered to or mailed and received by our Secretary at our principal executive offices not later than five business days after the record date for the meeting (in the case of the update and supplement required to be made as of the record date), and not later than eight business days prior to the date for the meeting or any adjournment or postponement thereof (in the case of the update and supplement required to be made as of ten business days prior to the meeting or any adjournment or postponement thereof).

The chairman of our board of directors or any other officer presiding at the meeting shall have the power, if the facts warrant, to determine that a nomination was not properly made in accordance with the Amended Bylaws, and if he or she should so determine, he or she shall so declare such determination to the meeting and the defective nomination shall be disregarded.

In addition to the requirements described herein with respect to any nomination proposed to be made at a meeting, each Proposing Person shall comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to any such nominations.

Audit Committee

As of the date of this report, we do not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.  Even though we do not presently have a separately-designated audit committee, we have determined that Mr. Charles Miller qualifies as an audit committee financial expert, and have determined that Mr. Miller is an independent director as defined in the Nasdaq corporate governance rules.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the material elements of compensation awarded to, earned by or paid to Mark Munro, our Chief Executive Officer, Billy B. Caudill, our former President, Lawrence M. Sands, our Senior Vice President and Corporate Secretary, and Daniel J. Sullivan, our Chief Financial Officer.  These individuals are referred to as the “named executive officers” in this report.  The following table provides a summary of compensation paid for the years ended December 31, 2012 and 2011 to the named executive officers:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Mark Munro Chief Executive Officer(2)	2012 2011	— —	— —	— —		— —	— —	— —	— —
Billy B. Caudill Former President(3)	2012 2011	$16,000 200,000	— —	$400,000 800,000	(1)	— —	— —	— —	$416,000 1,000,000
Lawrence M. Sands Senior Vice President and Corporate Secretary(4)	2012 2011	120,000 120,000	— —	— 400,000	(1)	— —	— —	$12,000 12,000	132,000 532,000
Daniel J. Sullivan Chief Financial Officer	2012 2011	85,000 —	— —	— —		— —	— —	— —	85,000 —
________________

(1)	Reflects the grant date fair value of awards of our Series A Preferred Stock in November 2011 to each of Messrs. Caudill and Sands.

(2)	Mr. Munro was appointed our Chief Executive Officer effective December 30, 2011.

(3)
Mr. Caudill commenced employment with us in January 2010 and was appointed our President in December 2011.  His employment with us terminated in September 2012.  Mr. Caudill was not paid any severance when he terminated his employment with our company.   No additional compensation is owed.  Mr. Caudill’s annual salary for fiscal 2011 totaled $200,000, which was paid in the form of approximately $30,000 in cash and the remainder in fully-vested shares of our Series D Preferred Stock.

(4)	The amount reflected in the “All Other Compensation” column for Mr. Sands represents his car allowance for 2012 and 2011.

Narrative Disclosure to Summary Compensation Table

Employment and Severance Agreements

In January 2010, we entered into a three-year employment agreement with Mr. Sands to serve as our Vice President.  Unless earlier terminated, at the end of the initial term, the agreement automatically renews for additional one-year terms until cancelled.  Under the terms of the agreement, Mr. Sands is entitled to annual base compensation of $120,000 payable in cash; however, if we do not have sufficient cash flow to pay the cash compensation, he is entitled to receive equity in lieu of the cash.  He also is entitled to receive a bonus at the discretion of our board of directors, a $1,000-per-month car allowance, to participate in any equity incentive plan we may adopt and to participate in employee benefits.  As an incentive to commence employment with us, we issued to Mr. Sands 32,000 shares of our common stock.

In January 2010, we entered into a five-year employment agreement with Mr. Caudill to serve as our Chief Operating Officer.  Under the terms of the agreement, Mr. Caudill was entitled to annual compensation of $200,000 payable in cash; however, if we did not have sufficient cash flow to pay the cash compensation, he was entitled to receive equity in lieu of the cash.  He was also entitled to receive an annual bonus equal to five percent of our EBITDA for the applicable fiscal year, such bonus to be paid in cash or stock at the discretion of our board of directors, and a $1,000-per-month car allowance.  As an incentive to commence employment with us, we issued to Mr. Caudill 200,000 shares of our common stock. As noted above, Mr. Caudill’s employment with us terminated in September 2012.

Under each of these employment agreements, the executive would be entitled to severance if his employment is terminated by us without cause (as defined in the agreement) or by the executive following a material and substantial reduction in his authorities and responsibilities (and such resignation is approved by our board).  The severance amount would be three months base salary if the termination occurred in the first year after the executive’s date of hire, one year of base salary (or six months of base salary in the case of Mr. Sands) if the termination occurred in the second year after the executive’s date of hire, and two years of base salary (or one year of base salary in the case of Mr. Sands) if the termination occurred more than two years after the executive’s date of hire.

We do not maintain any retirement plans, tax-qualified or nonqualified, for our executives or other employees.

Outstanding Equity Awards at Fiscal Year-End

We do not have any outstanding restricted stock or stock option awards held by our named executive officers.

Equity Incentive Plans

2012 Performance Incentive Plan. On November 16, 2012, we adopted our 2012 Performance Incentive Plan, or the 2012 Plan, to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons.  Our stockholders approved the plan on or about November 22, 2012.  Employees, officers, directors and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the 2012 Plan.

Our board of directors, or one or more committees appointed by our board or another committee (within delegated authority), administers the 2012 Plan.  The administrator of the 2012 Plan has broad authority to:

●	select participants and determine the types of awards that they are to receive;

●
determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award and establish the vesting conditions (if applicable) of such shares or awards;

●	cancel, modify or waive our rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

●	construe and interpret the terms of the 2012 Plan and any agreements relating to the Plan;

●	accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards subject to any required consent;

●	subject to the other provisions of the 2012 Plan, make certain adjustments to an outstanding award and authorize the termination, conversion, substitution or succession of an award; and

●
allow the purchase price of an award or shares of our common stock to be paid in the form of cash, check or electronic funds transfer, by the delivery of previously-owned shares of our common stock or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the administrator may authorize or any other form permitted by law.

A total of 2,000,000 shares of our common stock is authorized for issuance with respect to awards granted under the 2012 Plan.  The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 4% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) 2,000,000 shares, or (iii) such lesser number as determined by our board of directors.  Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2012 Plan.  As of the date of this report, no awards have been granted under the 2012 Plan, and the full number of shares authorized under the 2012 Plan is available for award purposes.

Awards under the 2012 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.  The administrator may also grant awards under the plan that are intended to be performance-based awards within the meaning of Section 162(m) of the U.S. Internal Revenue Code.  Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.

Nonqualified and incentive stock options may not be granted at prices below the fair market value of the common stock on the date of grant.  Incentive stock options must have an exercise price that is at least equal to the fair market value of our common stock, or 110% of fair market value of our common stock in the case of incentive stock option grants to any 10% owner of our common stock, on the date of grant.  These and other awards may also be issued solely or in part for services.  Awards are generally paid in cash or shares of our common stock. The plan administrator may provide for the deferred payment of awards and may determine the terms applicable to deferrals.

As is customary in incentive plans of this nature, the number and type of shares available under the 2012 Plan and any outstanding awards, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders.  In no case (except due to an adjustment referred to above or any repricing that may be approved by our stockholders) will any adjustment be made to a stock option or stock appreciation right award under the 2012 Plan (by amendment, cancellation and regrant, exchange or other means) that would constitute a repricing of the per-share exercise or base price of the award.

Generally, and subject to limited exceptions set forth in the 2012 Plan, if we dissolve or undergo certain corporate transactions such as a merger, business combination or other reorganization, or a sale of all or substantially all of our assets, all awards then-outstanding under the 2012 Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the plan administrator provides for the assumption, substitution or other continuation of the award.  The plan administrator also has the discretion to establish other change-in-control provisions with respect to awards granted under the 2012 Plan.  For example, the administrator could provide for the acceleration of vesting or payment of an award in connection with a corporate event that is not described above and provide that any such acceleration shall be automatic upon the occurrence of any such event.

Our board of directors may amend or terminate the 2012 Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant.  Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency.  The 2012 Plan is not exclusive – our board of directors and compensation committee may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

The 2012 Plan will terminate on November 16, 2022.  However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated.  The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2012 Plan is ten years after the initial date of the award.

Employee Stock Purchase Plan.  On November 16, 2012, we adopted the Employee Stock Purchase Plan, or the Purchase Plan, to provide an additional means to attract, motivate, retain and reward employees and other eligible persons by allowing them to purchase additional shares of our common stock.  Our stockholders approved the plan on or about November 22, 2012. The below summary of the Purchase Plan is what we expect the terms of offerings under the plan to be.

The Purchase Plan is designed to allow our eligible employees and the eligible employees of our participating subsidiaries to purchase shares of our common stock, at semi-annual intervals, with their accumulated payroll deductions.

Share Reserve.  A total of 500,000 shares of our common stock will initially be available for issuance under the Purchase Plan.  The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 1% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by our board of directors.

Offering Periods.  The Purchase Plan will operate as a series of offering periods. Offering periods will be of six months’ duration unless otherwise provided by the plan administrator, but in no event less than three months or longer than 27 months. The timing of the initial offering period under the plan will be established by the plan administrator.

Eligible Employees.  Individuals scheduled to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period.  Employees may participate in only one offering period at a time.

Payroll Deductions; Purchase Price.  A participant may contribute up to 15% of his or her cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date.  Unless otherwise provided in advance by the plan administrator, the purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.  The number of shares a participant may purchase under the Purchase Plan is subject to certain limits imposed by the plan and applicable tax laws.

Change in Control.  If we are acquired by merger or sale of all or substantially all of our assets or more than 50% of our voting securities, then all outstanding purchase rights will automatically be exercised on or prior to the effective date of the acquisition, unless the plan administrator provides for the rights to be settled in cash or exchanged or substituted on the transaction.  Unless otherwise provided in advance by the plan administrator, the purchase price will be equal to 85% of the market value per share on the start date of the offering period in which the acquisition occurs or, if lower, 85% of the fair market value per share on the purchase date.

Other Plan Provisions.  No new offering periods will commence on or after November 16, 2032.  Our board of directors may at any time amend, suspend or discontinue the Purchase Plan. However, certain amendments may require stockholder approval.

Director Compensation

Messrs. Caudill, Munro and Sullivan were appointed to our board of directors in December 2011.  None of our directors received any compensation for their services as directors during 2011 or 2012.  Messrs. Caudill, Munro and Sullivan were each employed by us in the years ended December 31, 2012 and 2011.  Their compensation for those years is described above under “Executive Compensation.”

In November 2012, our board of directors approved a new compensation policy for members of the board who are not employed by us or any of our subsidiaries (“non-employee directors”).  The policy became effective on January 1, 2013.  Under the policy, each non-employee director continuing to serve in such capacity after an annual meeting of our stockholders will receive an award of restricted stock units, with the number of units to be determined by dividing $30,000 by the per-share closing price of our common stock on the grant date.  A non-employee director who is appointed to the board after the date of the first annual meeting that occurs after January 1, 2013 (other than in connection with an annual meeting and who has not been employed by us or one of our subsidiaries in the preceding six months) will receive a grant of restricted stock units, with the number of units to be determined by dividing $30,000 by the per-share closing price of our common stock on the grant date and prorating that number based on the period of time that has elapsed since the last annual meeting.  Each of these grants will vest on a quarterly basis through the date of the next annual meeting (or, if earlier, the first anniversary of the date of grant).  A non-employee director who is appointed to the board prior to the date of the first annual meeting that occurs after January 1, 2013 will be eligible to receive an equity award as determined by the board of directors in its discretion.

In addition, our director compensation policy provides that a non-employee director who serves as Chairman of the Board will receive an annual cash retainer of $35,000.  A non-employee director who serves on our Audit Committee will receive an annual cash retainer of $20,000, a non-employee director who serves on our Compensation Committee will receive an annual cash retainer of $10,000, and a non-employee director who serves on our Governance and Nominating Committee will receive an annual cash retainer of $10,000.  Non-employee directors also are entitled to receive a fee of $1,500 for each meeting of the board or a board committee that they attend in person (with the director being entitled to one meeting fee if meetings of the board and a board committee are held on the same day). We also reimburse our non-employee directors for their reasonable travel expenses incident to attending meetings of our board or board committees.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2012, we did not have a separately-designated compensation committee of our board of directors. Each of our directors participated in the determination of executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2013 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

        The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, March 28, 2013.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.  Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, percentage of ownership of our common stock is based on 2,799,565 shares of common stock outstanding as of March 28, 2013.   Unless otherwise noted below, the address of the persons listed on the table is c/o InterCloud Systems, Inc., 2500 N. Military Trail, Suite 275, Boca Raton, Florida 33431.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Executive Officers and Directors
Mark Munro(1)	2,266,914	44.8%
Mark F. Durfee(2)	3,075,151	52.6%
Charles K. Miller(3)	110,886	3.8%
Neal Oristano(4)	207,734	6.9%
Daniel J. Sullivan	—	—
Lawrence B. Sands	37,318	*
Roger Ponder	—	—
All named executive officers and directors as a group	5,698,003	67.6%
5% or More Stockholders
Forward Investment LLC(5)	3,352,463	54.5%
Mark Munro 1996 Charitable Remainder Trust(6)	304,308	9.8%
Great American Life Insurance Company(7)	524,679	15.8%
Great American Insurance Company(8)	224,863	8.0%
UTA Capital LLC(9)	225,355	8.0%
___________

* Less than 1.0%.

(1)
Includes (i) 9,960 shares of common stock, and (ii) 2,256,954 shares of common stock issuable upon conversion of 10,004 shares of Series B Preferred Stock held by Mr. Munro.  Does not include shares attributable to shares held by the Mark Munro 1996 Charitable Remainder Trust separately set forth herein because Mark Munro does not have shared or sole voting or dispositive power over this irrevocable trust.

(2)	Includes (i) 26,996 shares of common stock, and (ii) 3,048,155 shares of common stock issuable upon conversion of 12,566 shares of Series B Preferred Stock held by Mr. Durfee.

(3)
Includes (i) 23,065 shares of common stock issuable upon conversion of 25 shares of Series E Preferred Stock, (ii) 11,744 shares of common stock issuable upon exercise and conversion of a Series E warrant, and (iii) 76,077 shares of common stock issuable upon conversion of 263 shares of Series B Preferred Stock held by Mr. Miller.

(4)
Includes (i) 138,117 shares of common stock issuable upon conversion of 50 shares of Series C Preferred Stock, (ii) 46,977 shares of common issuable upon conversion of 50 shares of Series E Preferred Stock, and (iii) 23,488 shares of common issuable upon exercise to a Series E warrant held by Mr. Oristano.

(5)	Includes 3,352,463 shares of common stock issuable upon conversion of 13,616 shares of Series B Preferred Stock held by Forward Investment LLC, which shares are beneficially owned by Douglas Shooker.

(6)	Includes 304,870 shares of common stock issuable upon conversion of 1,051 shares of Series B Preferred Stock held by Mark Munro 1996 Charitable Remainder Trust.

(7)
Includes 524,679 shares of common stock shares issuable upon exercise of a warrant held by Great American Life Insurance Company.  The board of directors of Great American Life Insurance Company shares voting and investment control over these shares.

(8)
Includes 224,863 shares of common stock shares issuable upon exercise of a warrant held by Great American Insurance Company. The board of directors of Great American Insurance Company shares voting and investment control over these shares.

(9)	The shares of common stock held of record by UTA Capital LLC are beneficially owned by Udi Toledano.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Procedures for Approval of Related Party Transactions

A “related party transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, and which involves an amount exceeding $120,000, and in which any related party had, has or will have a direct or indirect material interest.  A “related party” includes

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

●	any person who beneficially owns more than 5% of our common stock;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Our board of directors plans to adopt a written related party transactions policy.  Pursuant to this policy, our board of directors, likely by a corporate governance and nominating committee of our board of directors which may also be formed, will review all material facts of all related party transactions and either approve or disapprove entry into the related party transaction, subject to certain limited exceptions.  In determining whether to approve or disapprove entry into a related party transaction, our directors and corporate governance committee shall take into account, among other factors, the following: (i) whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances, (ii) the extent of the related party’s interest in the transaction and (iii) whether the transaction would impair the independence of a non-employee director.

Related Party Transactions

The following transactions were entered into prior to the adoption of the approval procedures described above.

Sale of Interest in Digital Comm.  On September 13, 2012, pursuant to a Purchase and Sale Agreement dated July 30, 2012, we sold 60% of the outstanding shares of common stock of Digital, one of our subsidiaries, to Billy Caudill, a director and our President at that time, in consideration of the issuance to us by Mr. Caudill of a non-recourse promissory note in the principal amount of $125,000.  The promissory note bears no interest except following an event of default, in which case it bears interest at the rate of 18% per annum, matures on September 13, 2013 and is secured by the purchased shares of Digital.

In connection with the sale, (i) we agreed to use our best efforts to secure additional financing or lines of credit to support the business of Digital, (ii) it was agreed that all of Digital’s future work would be offered to us to perform on a subcontract basis, (iii) it was agreed that the 40% interest we retained in Digital will be non-dilutable, and (iv) we are to be paid 5% of the cash receipts of Digital, up to a maximum of $50,000 annually, for accounting and administrative support services for Digital.

Loan Transactions.  On July 5, 2011, we entered into a definitive master funding agreement with Tekmark Global Solutions, LLC, of which our director, Charles K. Miller, is the chief financial officer.  Pursuant to the agreement, we received financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from MMD Genesis LLC, a company in which Mr. Munro is a principal.  The Tekmark funding was secured by our accounts receivable. Funding by Tekmark had been in the form of payroll funding support for specific and approved customers of Digital.  At December 31, 2012, this loan had been repaid in full.

Series B Preferred Stock Financing.  Between July 2011 and December 2012, we sold an aggregate of 37,500 shares of our Series B Preferred Stock for an aggregate purchase price of $2,216,760 to certain of our existing stockholders that qualified as “accredited investors” within the meaning of the Securities Act, including certain of our affiliates.  Forward Investment LLC, which owns more than 5% of our outstanding capital stock, purchased 13,615 shares for a purchase price of $825,000.  Mark Munro 1996 Charitable Remainder Trust, which owns more than 5% of our outstanding capital stock, purchased 1,051 shares for a purchase price of $100,000.  Additionally, our Chief Executive Officer, Mark Munro, purchased 7,902 shares for a purchase price of $469,460, Charles Miller, a director, purchased 263 shares for a purchase price of $25,000 and Mark Durfee, a director, purchased 12,566 shares for a purchase price of $725,000.

Series C Preferred Stock Financing.  Between January 2012 and July 2012, we sold an aggregate of 1,500 shares of our Series C Preferred Stock at $1,000 per share for an aggregate purchase price of $1,500,000.  These sales were made to “accredited investors” within the meaning of the Securities Act, including certain of our affiliates.  A company owned by our Chief Executive Officer, Mark Munro, purchased 75 shares for a purchase price of $75,000 and Neal Oristano, a director, purchased 50 shares for a purchase price of $50,000.

Issuance of Series D Preferred Stock.  In July 2012, we issued to Billy Caudill, a director of our company and our President at that time, 400 shares of our Series D Preferred Stock, which shares were valued at $400,000, in consideration of a pledge by Mr. Caudill of his home to secure a third-party loan made to Digital.  On November 20, 2012, Mr. Caudill converted all of his shares of Series D Preferred Stock into 128,000 shares of our common stock.

Series E Preferred Stock Financing.  Between September 2011 and February 2013, we sold an aggregate of 2,825 shares of our Series E Preferred Stock at $1,000 per share for an aggregate purchase price of $2,825,000. These sales were made to “accredited investors” within the meaning of the Securities Act, including certain of our affiliates.  Charles K. Miller, a director, purchased 25 shares for a purchase price of $25,000 and a company owned by our Chief Executive Officer, Mark Munro, purchased 25 shares for a purchase price of $25,000.

Independence of the Board of Directors

Our board of directors consists of four members:  Messrs. Mark Munro, Mark Durfee, Charles Miller and Neal Oristano.  Our board of directors determined that all of the members of our board of directors, except our chief executive officer, Mr. Munro, are “independent directors” as defined in applicable rules of the SEC and NASDAQ.  All directors will hold office until their successors have been elected. Officers are appointed and serve at the discretion of our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO USA, LLP, our principal accountants for the year ended December 31, 2012, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $375,000 and $0 for the fiscal years ended December 31, 2012 and 2011, respectively.

The aggregate fees billed by Sherb & Co., LLP, our principal accountants for the year ended December 31, 2011, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $70,000 and $70,000 for the fiscal years ended December 31, 2012 and 2011, respectively.

 Audit-Related Fees

We did not engage BDO USA, LLP for audit-related services in the fiscal years ended December 31, 2012 and 2011.

The aggregate fees billed by Sherb & Co., LLP for audit-related services were approximately $204,633 and $0 for the fiscal years ended December 31, 2012 and 2011, respectively. The fees billed by Sherb & Co., LLP were audit-related fees with respect to our targeted and completed acquisitions.

Tax Fees

The aggregate fees billed by BDO USA, LLP for tax-related services was $25,000 and $0 for the fiscal years ended December 31, 2012 and 2011, respectively.

All Other Fees

Other than as reported above, we did not engage our principal accountants to render any other services to us during the last two fiscal years.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Financial Statements

The financial statements of the Company and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages following this report after the “Index to Financial Statements” attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2013
By: /s/ Mark Munro
Name: Mark Murno
Title: Mark Munro

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2013
Mark Munro	(Principal Executive Officer)

/s/ Daniel Sullivan	Chief Financial Officer	April 1, 2013
Daniel Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Durfee	Director	April 1, 2013
Mark Durfee

/s/ Charles K. Miller	Director	April 1, 2013
Charles K. Miller

/s/ Neal L. Oristano	Director	April 1, 2013
Neal L. Oristano

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Stock Purchase Agreement, dated as of January 14, 2010, between Digital Comm, Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

2.2†
Stock Purchase Agreement, dated as of November 15, 2011, between Margarida Monteiro, Carlos Monteiro and the Company (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

2.3
Amendment to Stock Purchase Agreement, dated as of December 14, 2011, between Margarida Monteiro, Carlos Monteiro and the Company (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

2.4†
Stock Purchase Agreement, dated as of August 15, 2011, between William DeVierno and the Company (incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

2.5†
Stock Purchase Agreement, dated as of September 17, 2012, between T N S, Inc., Joel Raven and Michael Roeske and the Company (incorporated by reference to Exhibit 2.5 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

2.6†
Equity Purchase Agreement, dated as of September 17, 2012, between ADEX Corporation, ADEXCOMM Corporation, ADEX Puerto Rico, LLC, Peter Leibowitz, Gary McGuire, Marc Freedman and Justin Leibowitz and the Company (incorporated by reference to Exhibit 2.6 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

2.7†
Asset Purchase Agreement, dated as of November 19, 2012, between Tekmark Global Solutions, LLC and the Company (incorporated by reference to Exhibit 2.7 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

2.8†
Stock Purchase Agreement dated as of November 20, 2012, by and among Integration Partners-NY Corporation, Bart Graf, David Nahabedian, and Frank Jadevaia and the Company (incorporated by reference to Exhibit 2.8 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

2.9
Equity Purchase Agreement dated as of November 30, 2012 among ADEX Corporation, Environmental Remediation and Financial Services, LLC and Mark Vigneri (incorporated by reference to Exhibit 2.9 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

3.1
Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated August 16, 2001 and the Certificate of Amendment dated September 4, 2008,  filed in the office of the Secretary of State of the State of Delaware on September 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.2
Series A Certificate of Designation filed with the Delaware Secretary of State on July 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.3
Series B Certificate of Designation filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.4
Series C Certificate of Designation filed with the Delaware Secretary of State on January 10, 2012 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.5
Series D Certificate of Designation filed with the Delaware Secretary of State on March 5, 2012 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.6
Series E Certificate of Designation filed with the Delaware Secretary of State on September 18, 2012 (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.7
Series F Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.8
Series G Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.9
Amendment No. 1 to Series B Certificate of Designation filed with the Delaware Secretary of State on October 23, 2012 (incorporated by reference to Exhibit 3.9 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.10
Series H Certificate of Designation filed with the Delaware Secretary of State on November 16, 2012 (incorporated by reference to Exhibit 3.10 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

3.11
Series I Certificate of Designation filed with the Delaware Secretary of State on December 6, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

3.12
Certificate of Amendment dated January 10, 2013 to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

3.13
Amended and Restated Bylaws of the Company, dated as of November 16, 2012 (incorporated by reference to Exhibit 3.12 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

4.2
Promissory Note, dated September 17, 2012, of the Company issued to Wellington Shields & Co (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.1	2012 Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on December 17, 2012 (File No. 000-32037).

10.3
Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.4	Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Information Statement filed with the SEC on December 17, 2012 (File No. 000-32037).

10.6
Executive Employment Agreement, dated as of September 1, 2009, between Gideon Taylor and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.7
Executive Employment Agreement, dated as of January 16, 2010, between Billy Caudill and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.8
Executive Employment Agreement, dated as of January 18, 2010, between Lawrence Sands and the Company (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.9
Amendment to Executive Employment Agreement, dated November 29, 2010, between Billy Caudill and the Company (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.10
Amendment to Executive Employment Agreement, dated November 29, 2010, between Gideon Taylor and the Company (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.11
Purchase and Sale Agreement, dated as of July 30, 2012, between Billy Caudill and the Company (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.12
Stock Purchase Agreement, dated as of September 6, 2012,  between the Company and UTA Capital, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.13
Promissory Note, dated as of September 13, 2012, issued by Billy Caudill to the Company (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.14
Loan and Security Agreement, dated as of September 17, 2012, among and the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., the lenders party thereto and MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.15
Guaranty and Suretyship Agreement, dated as of September 17, 2012, among Rives-Monteiro Leasing, LLC and Tropical Communications, Inc. in favor of MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.16
Assumption and Joinder Agreement, dated as of September 17, 2012, among and the Company, ADEX Corporation, T N S, Inc. and MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.17
Pledge Agreement, dated as of September 17, 2012, by the Company in favor of MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.18
Form of Warrant, dated September 17, 2012, issued by the Company in connection with the Loan and Security Agreement dated as of September 17, 2012 (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.19
Promissory Note, dated as of September 17, 2012, issued by Company in connection with the acquisition of ADEX Corporation (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.20
Form of Subscription Agreement for Series E Preferred Stock (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.21
Form of Common Stock Purchase Warrant of the Company issued in connection with the Series E Preferred Stock (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.22
Letter Agreement dated November 1, 2012 between and the Company and Gideon Taylor (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.23
Letter Agreement dated November 6, 2012 between and the Company and Billy Caudill (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.24†
First Amendment to Loan and Security Agreement, dated as of November 13, 2012, among and the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., the lenders party thereto and MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.25
First Amendment dated November 13, 2012 to Form of Warrant of the Company dated September 17, 2012 (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (Registration No. 33-185293) filed with the SEC on December 5, 2012).

10.26
Second Amendment, Consent and Waiver dated as of March 22, 2013 among the Company, Rives- Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., the lenders party thereto and MidMarket Capital Partners, LLC, as Agent (incorporated by reference to Exhibit 10.26 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

10.27
Assumption and Joinder Agreement dated as of March 22, 2013 between ADEXCOMM Corporation and Environmental Remediation and Financial Services, LLC and MidMarket Capital Partners, LLC, as Agent (incorporated by reference to Exhibit 10.27 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

10.28
Pledge Agreement dated as of March 22, 2013 between the Company and MidMarket Capital Partners, LLC, as Agent (incorporated by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

10.29
Pledge Agreement dated as of March 22, 2013 between the ADEX Corporation and MidMarket Capital Partners, LLC, as Agent (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

10.30
Master Agreement dated as of June 24, 2011 by and among Tekmark Global Solutions, LLC, MMD Genesis LLC, and the Company (incorporated by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

10.31
Revolving Credit Agreement, dated as of June 30, 2011, by and between the Company, Digital Comm Inc. and MMD Genesis LLC (incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2013).

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

†
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

INTERCLOUD SYSTEMS, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE
InterCloud Systems, Inc.
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated balance sheets as of December 31, 2012 and December 31, 2011 (Restated)	F-4
Consolidated statements of operations for the years ended December 31, 2012 and December 31, 2011 (Restated)	F-5
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2012 and December 31, 2011 (Restated)	F-6
Consolidated statements of cash flows for the years ended December 31, 2012 and December 31, 2011 (Restated)	F-7
Notes to audited consolidated financial statements as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012 and December 31, 2011 (Restated)	F-8 to F-51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
InterCloud Systems, Inc.
Boca Raton, FL

We have audited the accompanying consolidated balance sheet of InterCloud Systems, Inc. as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterCloud Systems, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital and stockholders’ equity that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, New York

March 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InterCloud Systems, Inc.
(formerly known as Genesis Group Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of InterCloud Systems, Inc. (formerly known as Genesis Group Holdings, Inc. and Subsidiaries) (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reposting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2011, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, and has an accumulated deficit and net cash used in operations of $1,068,532 for the year ended December 31, 2011. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements for the year ended December 31, 2011 have been restated to give effect to the correction of accounting errors (see Note 2).

/s/Sherb & Co., LLP
Sherb & Co., LLP
Boca Raton, FL
April 10, 2012, except for Note 2,
as to which the date is March 22, 2013

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2012	2011
		(Restated)
Current Assets:
Cash and cash equivalents	$646,978	$89,285
Accounts receivable, net of allowances of $522,297 and $1,444, respectively	8,481,999	347,607
Inventory	-	10,992
Deferred loan costs	298,517	-
Other current assets	238,831	8,701
Total current assets	9,666,325	456,585
Property and equipment, net	367,624	338,759
Goodwill	20,561,980	343,986
Intangible assets, net	9,105,843	802,131
Deferred loan costs, net of current portion	1,528,262	-
Deposits	636,209	304,084
Total assets	$41,866,243	$2,245,545
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$4,164,464	$991,302
Deferred revenue	135,319	-
Income taxes payable	123,605	-
Bank debt, current portion	352,096	114,358
Related party notes	378,102	5,364
Contingent consideration	4,624,367	141,607
Term loans, current portion, net of debt discount	3,632,528	1,104,987
Total current liabilities	13,410,481	2,357,618

Other Liabilities:
Bank debt, net of current portion	207,831	698,289
Related party notes, net of current portion	105,694	936,054
Deferred tax liability	2,374,356	-
Term loans, net of current portion	11,880,237	-
Derivative financial instruments at estimated fair value	33,593	38,557
Total other liabilities	14,601,711	1,672,900
Series F, convertible preferred stock at estimated fair value, $0.0001 par value,
12% cumulative, annual dividend, 4,800 shares authorized,
575 and none issued and outstanding as of December 31, 2012 and 2011, respectively, $575,000 liquidation preference	557,933	-

Total liabilities	28,570,125	4,030,518
Common stock with $1.25 put option, 40,000 and none issued and
outstanding as of December 31, 2012 and 2011, respectively, $500,000 liquidation preference	499,921	-

Redeemable Series B, convertible preferred stock,
$0.0001 par value, authorized 60,000 shares, 37,500 and 15,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively,
$2,216,760 liquidation preference	2,216,760	15,000
Redeemable Series C, convertible preferred stock,
10% cumulative annual dividend; $1,000 stated value, 1,500 shares authorized;
1,500 and none issued and outstanding as of December 31, 2012 and 2011, respectively, $1,500,000 liquidation preference	1,500,000	-
Series D, convertible preferred stock, 10% cumulative
annual dividend; $1,000 stated value, authorized
1,000 shares; 608 and 608 shares issued and outstanding as of December 31, 2012 and 2011, respectively, $605,872 liquidation preference	605,872	605,872
Series E, convertible preferred stock, $0.0001 par value,
12% cumulative annual dividend; $1,000 stated value,
3,500 shares authorized; 2,575 and none issued and outstanding as of December 31, 2012 and 2011, respectively, $2,575,000 liquidation preference	2,575,000	-
Series F, convertible preferred stock, $0.0001 par value,
12% cumulative annual dividend; 4,800 shares authorized,
3,575 and none issued and outstanding as of December 31, 2012 and 2011, respectively, $3,575,000 liquidation preference	3,575,000	-
Redeemable Series G, convertible preferred stock,
12% cumulative annual dividend; 3,500 shares authorized,
none issued and outstanding as of December 31, 2012 and 2011, respectively	-	-
Series H, convertible preferred stock,
10% cumulative monthly dividend up to 150%; 2,000 shares authorized,
1,425 and none issued and outstanding as of December 31, 2012 and 2011, respectively, $1,425,000 liquidation preference	1,425,000	-
Series I, convertible preferred stock,
$0.0001 par value, authorized 4,500 shares;
4,500 and none issued and outstanding as of December 31, 2012 and 2011, respectively, $4,500,000 liquidation preference	4,187,151	-
Total temporary equity	16,584,704	620,872
Stockholders' Deficit:
Series A, convertible preferred stock, $0.0001 par value,
20,000,000 authorized; 2,000,000 and 2,000,000 issued and outstanding as of December 31, 2012 and 2011, respectively	200	200
Common stock; $0.0001 par value; 500,000,000 shares authorized;
1,995,930 and 1,269,901 issued and outstanding as of December 31, 2012 and 2011, respectively	200	127
Additional paid-in capital	9,095,366	7,871,227
Accumulated deficit	(12,506,322)	(10,382,921)
Total InterCloud Systems, Inc. stockholders' deficit	(3,410,556)	(2,511,367)
Non-controlling interest	121,970	105,522
Total stockholders' deficit	(3,288,586)	(2,405,845)
Total liabilities, non-controlling interest and stockholders’ deficit	$41,866,243	$2,245,545

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2012	2011
		(Restated)

Revenues	$17,235,585	$2,812,210
Cost of revenue	12,059,099	1,851,018
Gross profit	5,176,486	961,192

Operating expenses:
Depreciation and amortization	348,172	39,229
Salaries and wages	3,802,158	5,053,600
General and administrative	3,788,015	1,251,102
Total operating expenses	7,938,345	6,343,931

Loss from operations	(2,761,859)	(5,382,739)

Other income expenses:
Change in fair value of derivative instruments	198,908	421,340
Interest expense	(1,699,746)	(1,443,229)
Net gain on deconsolidation of Digital subsidiary and write off of related investment in subsidiary	453,514	-
Total other expense	(1,047,324)	(1,021,889)

Net loss before benefit for income taxes and equity earning/loss in affiliate	(3,809,183)	(6,404,628)

Benefit for income taxes	(2,646,523)	-

Net loss	(1,162,660)	(6,404,628)

Net loss attributable to non-controlling interest	(16,448)	-

Equity loss attributable to affiliate	(50,539)	-

Net loss attributable to InterCloud Systems, Inc.	(1,229,647)	(6,404,628)

Less dividends on Series C , D, E, F and H Preferred Stock	(843,215)	-

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(2,072,862)	$(6,404,628)

Loss per share attributable to InterCloud Systems, Inc. common stockholders:
Basic	$(1.33)	$(6.38)
Diluted	$(1.33)	$(6.38)

Basic weighted average common shares outstanding	1,553,555	1,003,264
Diluted weighted average common shares outstanding	1,553,555	1,003,264

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2011 to December 31, 2012

			Preferred Stock				Non-
	Common Stock		Series A Convertible		Additional	Accumulated	Controlling
	Shares	$	Shares	$	Paid-in Capital	Deficit	Interest	Total

Balance January 1, 2011	847,792	$85	-	$-	$2,573,418	$(3,978,293)	$-	$(1,404,790)

Issuance of shares to UTA pursuant to loan modifications	16,596	2	-	-	242,700	-	-	242,702
Issuance from sale of shares	27,271	2	-	-	54,997	-	-	54,999
Issuance of shares for consulting services	24,000	2	-	-	349,998	-	-	350,000
Issuance of shares pursuant to loans	48,000	5	-	-	373,461	-	-	373,466
Issuance of shares to employees and officers	84,000	8	2,000,000	200	3,760,792	-	-	3,761,000
Issuance of shares from conversion of notes payable	117,386	12	-	-	123,986	-	-	123,998
Issuance of shares for pending acquisition	16,856	2	-	-	290,764	-	-	290,766
Issuance of shares pursuant to completed acquisition	68,000	7	-	-	76,113	-	105,522	181,642
Issuance of shares in settlement of note payable	20,000	2	-	-	24,998	-	-	25,000
Net loss	-	-	-	-	-	(6,404,628)	-	(6,404,628)
Ending balance, December 31, 2011 (Restated)	1,269,901	127	2,000,000	200	7,871,227	(10,382,921)	105,522	(2,405,845)

Issuance of shares pursuant to convertible notes payable	177,270	18	-	-	153,198	-	-	153,216
Issuance of shares to officers for compensation	40,000	4	-	-	29,996	-	-	30,000
Issuance of shares pursuant to acquisition	40,000	4	-	-	77,496	-	-	77,500
Reclassification to temporary equity	-	-	-	-	(77,496)	-	-	(77,496)
Issuance of shares to non-employees for services	132,000	13	-	-	338,887	-	-	338,900
Stock based compensation for options issued to consultant	-	-	-	-	45,000	-	-	45,000
Issuance of shares for extinguishment of debt and cancellation of warrants	208,759	21	-	-	352,742	-	-	352,763
Conversion of Series D Preferred Stock	128,000	13	-	-	352,331	-	-	352,344
Distribution to non-controlling interest	-	-	-	-	-	(50,539)	-	(50,539)
Change in value of redeemable securities	-	-	-	-	(248,015)	-	-	(248,015)
Contributed capital by CEO for waiver of salary	-	-	-	-	200,000	-	-	200,000
Preferred dividends					-	(843,215)		(843,215)
Net loss	-	-	-	-	-	(1,229,647)	16,448	(1,213,199)

Ending balance, December 31, 2012	1,995,930	$200	2,000,000	$200	$9,095,366	$(12,506,322)	$121,970	$(3,288,586)

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2012	2011
		(Restated)
Cash flows from operating activities:
Net loss, attributable to InterCloud Systems, Inc.	$(1,229,647)	$(6,404,628)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	348,172	39,229
Amortization of debt discount and deferred debt issuance costs	163,590	1,104,011
Fair value of options issued for services	45,000	-
Stock compensation for services	338,900	4,111,000
Issuance of shares in lieu of interest	110,716	-
Change in fair value of derivative liability	198,908	(421,340)
Gain on cancellation of warrant	(45,054)	-
Forfeiture of officers' compensation	200,000	200,000
Issuance of shares pursuant to convertible notes	-	21,669
Fair value of shares issued to officer	382,344	-
Benefit for income taxes	(2,800,972)	-
Net gain on deconsolidation of Digital subsidiary and write off of related investment in subsidiary	(453,514)	-
Undistributed earnings from non-controlled subsidiary	16,448	-
Changes in operating assets and liabilities:
Accounts receivable	(2,252,492)	(66,866)
Inventory and other assets	10,992	5,858
Deferred revenue	135,319	-
Accounts payable and accrued expenses	1,676,287	342,535
Total adjustments	(1,925,356)	5,336,096
Net cash used in operating activities	(3,155,003)	(1,068,532)

Cash flows from investing activities:
Purchases of equipment	(89,258)	(81,144)
Consideration paid for acquisitions, net of cash received	(13,467,074)	(39,330)

Net cash used in investing activities	(13,556,332)	(120,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	55,000
Proceeds from sale of preferred stock, net of issuance costs	6,954,429	15,000
Increase in deferred loan costs	(1,339,043)	-
Proceeds from bank borrowings	150,000	136,168
Repayments of notes and loans payable	(2,107,635)	(392,742)
Proceeds from third party borrowings	15,187,796	1,422,326
Proceeds from related party borrowings	852,668	20,063
Repayments of acquisition notes payable	(2,378,648)	-
Distribution to non-controlling interest	(50,539)	-

Net cash provided by financing activities	17,269,028	1,255,815

Net increase in cash	557,693	66,809

Cash, beginning of year	89,285	22,476

Cash, end of year	$646,978	$89,285

Supplemental disclosures of cash flow information:
Cash paid for interest	$581,229	$108,938
Cash paid for income taxes	$9,890	$-

Non-cash investing and financing activities:
Issuance of shares to lenders	$193,944	$-
Common stock issued for loan modification	$610,000	$242,702
Common stock issued on debt conversion	$-	$25,000
Common stock issued for pending acquisition	$-	$290,766
Issuance of shares in lieu of interest	$42,500	$-
Reclassification of liability contracts to equity contracts	$352,763	$-
Conversion of preferred shares into common shares	$352,344	$-
Common stock issued for acquisition	$-	$76,120
Redeemable common stock	$499,921	$141,607
Redeemable preferred stock issued for acquisition	$7,656,040	$-
Promissory notes issued for acquisition	$2,378,668	$200,000
Common stock issued for deferred loan costs	$-	$373,426
Preferred stock issued on debt conversion	$616,760	$365,870
Preferred dividend	$843,215	$-

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            DESCRIPTION OF BUSINESS

InterCloud Systems, Inc. (formerly known as Genesis Group Holdings, Inc. and Genesis Realty Group, Inc.) (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware.  Prior to December 31, 2009, the Company was a development-stage company and had limited activity. The Company’s initial activities were devoted to developing a business plan, structuring and positioning itself to take advantage of available acquisition opportunities and raising capital for future operations and administrative functions. The Company began filing periodic reports with the Securities and Exchange Commission in November 2000. The Company has not previously listed its shares on any national securities exchange. The Company's shares have been quoted on the OTCBB since March 2011.

On August 1, 2008, the Company authorized an increase in the number of shares of common stock to 500,000,000 shares of common stock and authorized 50,000,000 shares of a new class of preferred stock, par value $0.0001 per share.

On January 14, 2010, the Company acquired all of the outstanding shares of Digital Comm, Inc., a Florida corporation (“Digital”), in exchange for 50,000,000 shares of common stock of the Company.  Digital was originally formed on September 13, 2006 and, on January 14, 2010, was reorganized as a wholly-owned subsidiary of the Company.  Digital is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable.  These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director. The Company did not attribute any value to its equity investment in Digital at December 31, 2012 based on Digital's historical recurring losses, expected future losses and its liabilities far exceeding the value of its tangible and intangible assets at such date. (See Note 4)

For financial accounting purposes, the acquisition of Digital was treated as a recapitalization of the Company with the former stockholders of the Company retaining approximately 40% of the outstanding common stock.  This transaction has been accounted for as a reverse acquisition and, accordingly, the transaction has been treated as a recapitalization of Digital, with Digital as the accounting acquirer.  The historical financial statements are a continuation of the financial statements of Digital, and any difference of the capital structure of the combined entity as compared to Digital’s historical capital structure is due to the recapitalization of the acquired entity.

Since January 1, 2011, the Company has also completed the following acquisitions:

●
Tropical Communications, Inc.  In August 2011, the Company acquired Tropical Communications, Inc. (“Tropical”), a Miami-based provider of services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the Southeast.

●
Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC.  In December 2011, the Company acquired a 49% stake in Rives-Monteiro Engineering LLC (“RM Engineering”), a certified Women Business Enterprise (WBE) cable firm based in Tuscaloosa, Alabama that performs engineering services in the Southeastern United States and internationally, and 100% of Rives-Monteiro Leasing, LLC (“RM Leasing”), an equipment provider for cable-engineering services firms.  The Company has an option to purchase the remaining 51% of RM Engineering for a nominal sum at any time.

●
ADEX Corporation.  In September 2012, the Company acquired ADEX Corporation (“ADEX”), an Atlanta-based provider of staffing solutions and other services to the telecommunications industry.  ADEX’s project staffing solutions diversified our ability to service our customers domestically and internationally throughout the project lifecycle.

●
T N S, Inc.  In September 2012, the Company also acquired T N S, Inc. (“TNS”), a Chicago-based structured cabling company and DAS installer that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures.  T N S extends the Company's geographic reach to the Midwest area and the Company's client reach to end-users, such as multinational corporations, universities, school districts and other large organizations that have significant ongoing cabling needs.

●
Environmental Remediation and Financial Services, LLC.  In November 2012, the Company's ADEX subsidiary acquired Environmental Remediation and Financial Services, LLC (“ERFS”), an environmental remediation and disaster recovery company.  The acquisition of this company augmented ADEX’s disaster recovery service offerings.

On December 7, 2012, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of 1-for-125. The reverse stock split became effective on January 14, 2013. All applicable share and per-share amounts have been retroactively adjusted to reflect the reverse stock split.

2.           RESTATEMENT

In March 2013, the Company determined that the previously-issued financial statements for fiscal years 2010 to 2012, including annual and quarterly financial statements within such fiscal periods, should no longer be relied upon due to the Company’s failure to properly account for certain items under generally accepted accounting principles in effect during the aforementioned periods.  The Company, in conjunction with its independent registered public accounting firm, has evaluated the errors that occurred during the periods.  As a result, the Company determined that the financial statements for fiscal years ended December 31, 2011 and 2010, along with the interim periods ended March 31, June 30 and September 30, 2012, can no longer be relied upon and require restatement.  The proper application of the relevant accounting provisions requires reclassifications and adjustments to the Company’s previously-issued Consolidated Balance Sheets and Consolidated Statement of Operations and Statement of Stockholders’ Deficit.

1)
The Company has performed an assessment of stock-based compensation issued to employees during the periods 2010 to 2012 to determine if the accounting previously applied was within the scope of Accounting Standards Codification Topic 718 (ASC 718), which was effective as of January 1, 2006.  Under the fair value recognition provisions of ASC 718, stock-based compensation  is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards.  The Company concluded that the issuances of stock-based compensation are within the scope of ASC 718, although the provisions of ASC 718 were not properly applied. In January 2010, the Company issued 4,000,000 shares of common stock to one of its officers with a fair value of $2,400,000 for services rendered for the years 2010 to 2012.  The compensation expense of $2,400,000 was previously recognized over the related employment contract, over a three-year service period, ($800,000 per year during each of 2011 and 2010, $150,000 in the interim period ended March  31, 2012, and $200,000 in each of the interim periods ended June 30, 2012 and September 30, 2012).   The Company has determined that because the award did not contain any explicit or implicit performance or service condition, the fair value of the award should have been expensed upon its grant, which was in January 2010.  As a result, salaries and wages were understated by $1,600,000 for the annual period ended December 31, 2010, overstated by $800,000 for the annual period ended December 31, 2011, overstated $150,000 for the interim period ending March 31, 2012 and overstated by $200,000 for each of the interim periods ended June 30, 2012 and September 30, 2012.

2)
In August 2010, the Company entered into a Note and Warrant Purchase Agreement pursuant to which it sold warrants for the right to purchase up to 167,619 shares of the Company’s common stock at $18.75 per share. The warrants were treated as detachable warrants under ASC 815, Broad Transactions – Derivatives and Hedging, in error and accounted for as a reduction in stockholders’ equity in an amount equal to the fair value of the warrants. The Company has determined that the warrants should have been treated as a debt discount (reduction in notes payable balance instead of shareholder equity) and amortized over the term of the Note using the effective interest method.  As a result, notes payable was overstated by $381,145 and additional paid in capital was understated by $381,145. The warrant included a derivative feature, which was not an equity contract, and its full value upon issuance should have been allocated to the loan proceeds as a debt discount.  Additionally, the understatement of debt discount resulting from this misstatement should have been amortized over the term of the loan.

As a result, notes payable was overstated by $381,145 at December 31, 2010 and $228,465 at December 31, 2011. Additional paid-in-capital was understated by $381,145 as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 and 2010. Interest expense was  understated by $158,810 for the year ended December 31, 2010, and by $162,810 for the year ended December 31, 2011.

3)
In December 2011, the Company entered into a Third Loan Modification Agreement with its lender UTA Capital LLC (“UTA”). As a result of this amendment the Company recorded an increase to its additional paid-in capital for a debt discount of $301,876 resulting from perceived amendments to the terms of the warrants issued to UTA when the Company entered into the modification of the loan agreement.  However, the terms of the warrants were not amended, and the modification of the loan agreement only confirmed that the number of warrants outstanding should have increased pursuant to the anti-dilution provisions included in the initial terms of the warrants, as granted.  The error also resulted in an overstatement of interest expense due to the amortization of debt of the discount during 2012 for $261,876 and $40,000 in 2011. The Company noted that it incorrectly calculated the fair value of the additional warrants issued and noted the impact of such miscalculation to the profit and loss statement was immaterial in 2012 and 2011.

4)
On August 6, 2010, the Company issued 167,619 warrants to purchase 167,619 shares of the Company’s common stock at $18.75 per share to a lender. The warrants qualified as a derivative instrument and are therefore required to be recorded as a liability at fair value when issued and adjusted to current fair value on a quarterly basis in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.   As, a result, the change in fair value of the derivative and the corresponding derivative liability were understated by $37,414 at December 31, 2011, $37,414 at March 31, 2012 and $37,414 at June 30, 2012.

5)
The Company recorded certain consideration provided to lenders as deferred loan costs, which amounted to $53,848 at December 31, 2011. The Company reclassified the carrying value of the unamortized consideration to debt discount at December 31, 2011.

6)	The Company properly recorded the compensation expense in 2011 to a former officer for $200,000 but incorrectly recorded the liability as additional paid in capital.

7)
The Company did not properly allocate an amount to intangible assets for the acquisitions of Tropical and RM Engineering, as of December 31, 2011, and on TNS and ADEX, as of September 17, 2012, until it had an independent party prepare a valuation report in 2013.  Based on the results of the report, the Company corrected its original allocations and increased additional paid in capital, for the value of the stock issued by $69,226, increased acquisition notes payable by $141,607, decreased the impairment of goodwill by $437,000 and increased the carrying value of goodwill and other intangible assets by $509,381. The Company amortized the intangible assets with a useful life of two to ten years and recorded amortization expense of $39,314 in the third quarter of 2012, $15,922 in the second quarter of 2012, and $15,922 in the first quarter of 2012. Based on the results of the report, the Company recorded goodwill and intangible assets of $458,331 for Tropical, $51,050 for RM Engineering, $505,631 for TNS and $2,200,791 for ADEX.  The Company also recorded the contingent consideration to be paid, which was $15,320 for Tropical, $127,385 for RM Engineering, $2,123,210 for ADEX and $259,550 for TNS.

8)
On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director. As consideration for the purchase, the former president issued to the Company a non-recourse promissory note in the principal amount of $125,000. The note is secured by the purchased shares.

At the date of disposition, the Company had a receivable from Digital of approximately $880,000.  In the quarter ended September 30, 2012, the Company recorded a loss of $880,393 on the write-off of the receivable. The Company also recorded a note receivable from the former president in the amount of $125,000 and recorded its remaining investment in Digital in the amount of $83,333.  The Company also recorded a contribution to additional paid in capital in the amount of $1,586,919 based on the disposition.

The Company subsequently reviewed the accounting for the transaction and concluded that it should write off the $125,000 promissory note from its former president, as it deemed it unlikely that he could repay the note.  The Company also adjusted the negative investment carrying amount at the time of deconsolidation to zero, which resulted in a net gain of approximately $528,000. The Company does not attribute any value to its equity investment in Digital at December 31, 2012 based on Digital's historical recurring losses and expected future losses and Digital's liabilities far exceeding the value of their tangible and intangible assets at such date.

9)
In September 2012, the Company entered into a Loan and Security Agreement with a lender to provide the Company term loans in the aggregate amount of $13,000,000.   As part of the agreement, the Company issued to the lender warrants to purchase up to 3% of the Company’s common stock on a fully-diluted basis.  The Company has determined that the warrants should have been treated as a debt discount (reduction in notes payable balance instead of shareholder equity) and amortized over the term of the related note.  The Company recorded the derivative value of the warrants issued to the lender on September 17, 2012 as a derivative liability in the amount of $360,738 and expensed the amount as a change in fair value of derivative instruments.  The Company recomputed the amount of the derivative liability as $193,944 and recorded the amount as a debt discount.

10)
In September 2012, the Company issued its former president 400 shares of Series D Preferred Stock with a fair value of $352,344 for services rendered during the quarter ended September 30, 2012, but did not record compensation expense for that amount in the quarter ended September 30, 2012. As a result, salaries and wages were understated $352,344 in the quarter ended September 30, 2012.  No other periods were impacted by the error.

11)
During the quarter ended September 30, 2012, the Company issued Series E Preferred Stock.  The Company recorded the amount of subscriptions received as subscriptions for shares of Series E Preferred Stock, but subsequently, it was determined that some of the shares of Series E Preferred Stock should have been classified as Series B Preferred Stock. The Company also classified the Series E Preferred Stock as equity, and subsequently determined that, based on the redeemable feature of the Series E Preferred Stock, it should have been temporary equity.

12)
The Company classified its Series D Preferred Stock as permanent equity and subsequently determined that based on the redeemable feature of the stock, that it should be classified as temporary equity. The Series D Preferred Stock was listed as $566 in the equity section of the balance sheet, but should have been recorded at the redemption value of $605,872 in the temporary equity section of the balance sheet at March 31, 2012, June 30, 2012 and September 30, 2012, and at $605,872 at December 31, 2011.

13)
The Company recorded the Series A Preferred Stock as temporary equity with a value of $200,000. The Company evaluated the Series A Preferred Stock and determined that based on the par value of such stock, along with its low probability of being redeemed that it should be classified as permanent equity, with the amount listed at par value.  This resulted in a change of $199,800 to the Series A Preferred Stock value.

14)
During the quarters ended March 31, 2012 and June 30, 2012, the Company classified Series C Preferred Stock as permanent equity. Upon reviewing the redeemable features of such stock, the Company classified the value of the outstanding shares as temporary equity.

15)
On February 14, 2011, the Company and UTA entered into a First Loan Extension and Modification Agreement (the “Modification Agreement”) in connection with the Company’s existing note payable, which had a balance of $775,000 at December 31, 2010.  The Modification Agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the Modification Agreement, UTA was granted 10,257 shares of the Company’s common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for the Company’s failure to satisfy a certain covenant in the loan agreement, UTA was granted 4,000 shares of the Company’s common stock, which was recorded as a penalty paid to the lender and recorded as an expense.  As of December 31, 2011, these two additional grants of shares had not been physically issued.  However, such shares are reflected on the accompanying financial statements as if issued.  This amendment was accounted for as an extinguishment and therefor the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $504,648 and debt discount from this amendment of $153,850 were expensed.

The following are the previously-reported and as adjusted balances on the Company’s consolidated balance sheet at September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011 and 2010 and consolidated statements of operations for the periods ended September 30, 2012, June 30, 2012 and March 31,2012 and for the years ended December 31, 2011 and 2010, and the corresponding over/understatement on each appropriate financial caption for each error.

	For The Three Months Ended March 31, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustments		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Operating expenses
Depreciation and amortization	$14,208	$15,522	7	$29,730
Salaries and wages	180,000	(150,000)	1	30,000
Total operating expenses	1,072,245	(134,478)		937,767
Other income (expenses)
Interest expense	(306,945)	227,893	5	(79,052)
Total other income (expense)	(279,296)	227,893		(51,403)
Net loss	$(696,186)	$362,371		$(333,815)

	As of March 31, 2012
	As Previously
Consolidated Balance Sheet	Reported	Adjustments		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Current assets
Deferred loan costs	54,420	$(54,420)	5	$-
Total current assets	$801,923	(54,420)		747,503
Intangible assets, net	717,236	493,859	7	1,211,095
Total assets	2,139,980	439,439		2,579,419
Current liabilities
Accounts payable	447,724	200,000	6	647,724
Contingent consideration	-	141,607	7	141,607
Total current liabilities	1,401,136	341,607		1,742,743
Derivative liabilities	1,923	37,414	4	39,337
Total other liabilities	1,842,009	37,414		1,879,423
Series C Preferred stock	-	800,000	14	800,000
Series D Preferred stock	-	605,872	12	605,872
Total temporary equity	318,839	1,405,872		1,724,711
Stockholders' equity (deficit)
Series C Preferred stock	1	(1)	14	-
Series D Preferred Stock	566	(566)	12	-
Additional paid-in capital	8,768,447	(985,224)	1,10	7,783,223
Accumulated deficit	(10,317,112)	(359,663)	1,4,5,6,7	(10,676,775)
Total stockholders' deficit	(1,421,554)	(1,345,454)		(2,767,008)
Total liabilities, non-controlling interest and stockholders' deficit	$2,139,980	$439,439		$2,579,419

	For The Three Months Ended June 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Operating expenses
Depreciation and amortization	$25,002	$15,522	7	$40,524
Stock compensation	200,000	(200,000)	1	-
Total operating expenses	882,462	(184,478)		697,984
Other income (expenses)
Interest expense	(287,120)	24,191	5	(262,929)
Total other income (expense)	(287,607)	24,191		(263,416)
Net loss	$(743,082)	$208,669		$(534,413)

	For The Six Months Ended June 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Operating expenses
Depreciation and amortization	$39,210	$31,044	7	$70,254
Stock compensation	380,000	(350,000)	1	30,000
Total operating expenses	1,954,708	(318,956)		1,635,752
Other income (expenses)
Interest expense	(594,064)	252,084	5	(341,980)
Total other income (expense)	(571,953)	252,084		(319,869)
Net loss	$(1,439,268)	$571,040		$(868,228)

	As of June 30, 2012
Consolidated Balance Sheet	As Previously Reported	Adjustment		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Current assets
Deferred loan costs	$30,229	$(30,229)	5	$-
Total current assets	703,343	(30,229)		673,114
Intangible assets, net	717,236	478,337	7	1,195,573
Total assets	2,122,107	448,108		2,570,215
Current liabilities
Accounts payable	653,687	200,000	6	853,687
Contingent consideration	-	141,607	7	141,607
Total current liabilities	2,877,016	341,607		3,218,623
Derivative liabilities	1,013	37,414	4	38,427
Total other liabilities	512,766	37,414		550,180
Series C Preferred stock		1,150,000	14	1,150,000
Series D Preferred stock		605,872	12	605,872
Total temporary equity	326,750	1,755,872		2,082,622
Stockholders' equity (deficit)
Series C Preferred stock	1	(1)	14	-
Series D Preferred Stock	566	(566)	12	-
Additional paid-in capital	9,355,272	(1,535,224)	2,12	7,820,048
Accumulated deficit	(11,082,070)	(150,994)	1,4,5,6,7	(11,233,064)
Total stockholders' deficit	(1,594,425)	(1,686,785)		(3,281,210)
Total liabilities, non-controlling interest and stockholders' deficit	$2,122,107	$448,108		$2,570,215

	For The Three Months Ended September 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Operating expenses
Depreciation and amortization	$41,434	$39,314	7	$80,748
Stock compensation	223,998	152,344	1	376,342
Total operating expenses	882,462	191,658		1,074,120
Other income (expenses)
unrealized loss on fair value of derivative	(360,868)	360,738	9	(130)
Gain (loss) from deconsolidation of Digital	(880,393)	1,462,429	8	582,036
Total other income (expense)	(2,017,975)	1,823,167		(194,808)
Net loss	$(2,479,246)	$1,631,509		$(847,737)

	For The Nine Months Ended September 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Operating expenses
Depreciation and amortization	$80,644	$70,358	7	$151,002
Stock compensation	603,998	(197,656)	1	406,342
Total operating expenses	3,653,187	(127,298)		3,525,889
Other income (expenses)
unrealized loss on fair value of derivative	(360,738)	360,738	9	-
Gain (loss) from deconsolidation of Digital	(880,393)	1,462,429	8	582,036
Interest expense	(1,370,738)	252,084	5	(1,118,654)
Total other income (expense)	(2,589,888)	2,075,251		(514,637)
Net loss	$(3,918,474)	$2,202,549		$(1,715,925)

	As of September 30, 2012
	As Previously
Consolidated Balance Sheet	Reported	Adjustment		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Current assets
Deferred loan costs	$1,823,465	$(1,529,830)	5	$293,635
Total current assets	9,779,553	(1,529,830)		8,249,723
Goodwill and Intangible assets, net	15,731,611	3,013,825	7	18,745,436
Note receivable - related party	125,000	(125,000)		-
Investment in Digital	83,333	(83,333)		-
Deferred loan costs, net of current portion	-	1,499,601	7	1,499,601
Total assets	26,177,676	2,775,263		28,952,939
Current liabilities
Accounts payable	1,250,170	200,000	6	1,450,170
Notes payable, acquisitions	-	2,522,465	7	2,522,465
Total current liabilities	6,322,473	2,722,465		9,044,938
Term loan, net of current portion, net of debt discount	12,350,000	(193,944)		12,156,056
Derivative liabilities	361,881	(129,380)	4	232,501
Total other liabilities	12,962,324	(129,380)		12,832,944
Series A Preferred Stock	200,000	(200,000)	13	-
Series B Preferred Stock	384,063	958,216	11	1,342,279
Series D Preferred stock		1,491,690	12	1,491,690
Series E Preferred stock		2,225,000	11	2,225,000
Series F Preferred stock	4,150,000	-		4,150,000
Total temporary equity	6,734,063	4,474,906		11,208,969
Stockholders' equity (deficit)
Series A Preferred Stock	-	200	13	200
Series D Preferred Stock	566	(566)	12	-
Series E Preferred stock	4	(4)	11	-
Additional paid-in capital	13,664,000	(7,151,459)	1,8,11	6,512,541
Accumulated deficit	(13,599,948)	2,859,101	1,4,5,6,7,8	(10,740,847)
Total stockholders' deficit	158,816	(4,292,728)		(4,133,912)
Total liabilities, non-controlling interest and stockholders' deficit	$26,177,676	$2,775,263		$28,952,939

	As of December 31, 2010
	As Previously
Consolidated Balance Sheet	Reported	Adjustment		As Restated
Current liabilities
Term loans, current portion	$509,268	$(222,335)	2	$286,933
Total current liabilities	1,368,030	(222,335)		1,145,695
Stockholders' equity (deficit)
Additional paid-in capital	581,800	1,991,657	1,2	2,573,457
Accumulated deficit	(2,219,483)	(1,758,810)	1,2	(3,978,293)
Total InterCloud Systems, Inc. stockholders' deficit	(1,627,086)	222,335		(1,404,751)
Total stockholders' deficit	(1,627,086)	222,335		(1,404,751)
Total liabilities, non-controlling interest and stockholders' deficit	$430,383	$-		$430,383

	For The Year Ended December 31, 2010
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses
Salaries and wages	$1,574,374	$1,600,000	1	$3,174,374
Total operating expenses	3,203,855	597,219		3,801,074
Other income (expenses)
Interest expense	(267,368)	(158,810)	2	(426,178)
Total other income (expense)	109,420	(158,810)		(49,390)
Net loss	$(2,141,596)	$(1,758,810)		$(3,900,406)

	For The Year Ended December 31, 2011
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses
Salaries and wages	$5,853,600	$(800,000)	1	$5,053,600
Total operating expenses	8,994,949	(2,651,018)		6,343,931
Other income (expenses)
Unrealized gain (loss) on fair value of derivative	458,754	(37,414)	2,4	421,340
Goodwill impairment	(437,000)	437,000	7	-
Interest expense	(1,240,457)	(202,772)	2,3,7	(1,443,229)
Total other income (expense)	(1,218,703)	196,814		(1,021,889)
Net loss	$(7,401,442)	$996,814		$(6,404,628)

	As of December 31, 2011
	As Previously
Consolidated Balance Sheet	Reported	Adjustment		As Restated
Current Assets
Deferred loan costs	$53,848	$(53,848)	5	$-
Total current assets	510,433	(53,848)		456,585
Goodwill	636,736	(292,750)		343,986
Intangible assets	-	802,131		802,131
Total assets	1,790,012	455,533		2,245,545
Current liabilities
Accounts payable and accrued expenses	791,302	200,000	6	991,302
Notes payable for earnouts	-	141,607	7	141,607
Term loans, current portion	876,522	228,465	2,5	1,104,987
Total current liabilities	1,787,547	570,071		2,357,618
Other liabilities
Derivative liability	1,143	37,414	4	38,557
Total other liabilities	1,635,486	37,414		1,672,900
Series D Preferred Stock	-	605,872		605,872
Total Temporary Equity	15,000	605,872		620,872
Stockholders' Equity (Deficit)
Additional paid-in capital	7,850,944	20,283	1,2,3,6,10	7,871,227
Accumulated deficit	(9,620,926)	(761,995)	1,2,3,4,10	(10,382,921)
Total InterCloud Systems, Inc. stockholders' deficit	(1,648,021)	(757,824)		(2,405,845)
Total liabilities, non-controlling interest and stockholders' deficit	$1,790,012	$455,533		$2,245,545

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the financial statements have been included.

Going Concern

During the years ended December 31, 2011 and 2012, the Company suffered recurring losses from operations and has a deficiency in working capital and stockholders equity that raise substantial doubt about its ability to continue as a going concern. The Company may raise capital through the sale of equity securities, through debt securities, or through borrowings from principals and/or financial institutions.  The Company's management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  However, there can be no assurance that additional financing that is necessary for the Company to continue its business will be available to us on acceptable terms, or at all.

The accompanying consolidated financial statements have been prepared on a going concern basis.  The Company had a net loss of approximately $2.1 million during 2012 and had a working capital deficit of approximately $3.7 million at December 31, 2012.  At December 31, 2012, the Company had total indebtedness of $21.2 million.  The Company cannot be certain that its operations will generate funds sufficient to repay its existing debt obligations as they come due.  The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse effect on its operations.  The Company intends to secure additional debt and equity financing to satisfy its existing obligations.  While the Company believes that it will ultimately satisfy its obligations, it cannot guarantee that it will be able to do so on favorable terms, or at all. Should the Company default on certain of its obligations and the lender foreclose on the debt, the operations of the Company’s subsidiaries will not be initially impacted.  However, following default, the lender could potentially liquidate the holdings of the Company’s operating subsidiaries sometime in the future and the Company’s operations would be significantly impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENT IN AFFILIATE COMPANY

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical (since August 2011), RM Leasing (since October 2011), ADEX (since September 2012), TNS (since September 2012), and ERFS (since December 2012).  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and a variable interest in a variable interest entity (“VIEs”) in which the Company is deemed to be the primary beneficiary.

The consolidated financial statements include the accounts of RM Engineering (since December 2011), in which the Company owns an interest of 49%.  RM Engineering is a VIE since it meets  the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 51% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities  either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

The consolidation of RM Engineering resulted in increases of $848,433 in assets and $362,087 in liabilities in the Company’s consolidated balance sheet and $2.6 million in revenue and $26,147 in net income in the consolidated statement of operations as of and for the year ended December 31, 2012.

The consolidation of RM Engineering resulted in increases of $889,112 in assets and $313,346 in liabilities in the Company’s consolidated balance sheet as of December 31, 2011. No amounts were included in the consolidated statement of operations for the year December 31, 2011 as the acquisition of RM Engineering  occurred on December 29, 2011.

The consolidated financial statements include the accounts of Digital, in which the Company owned a 100% interest until September 13, 2012, and a 40% interest thereafter and accounted for this 40% interest under the equity method of accounting.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Changes in estimates and assumptions are reflected in reported results in the period in which they become known.  Use of estimates includes the following: 1) valuation of derivative instruments and preferred stock, 2) allowance for doubtful accounts, and 3) estimated useful lives of property and equipment. Actual results could differ from those estimates.

SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility-locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s reporting units aggregate into one operating segment which has been aggregated into one reporting segment due to their similar economic characteristics, products, production methods and distribution methods, including the operations of ERFS, which was acquired by the Company in December 2012 and is not material.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of checking accounts and money market accounts.  For purposes of reporting cash flows, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

BUSINESS COMBINATIONS

The Company accounts for its business combinations under the provisions of ASC 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as an asset or a liability, the changes in fair value are recognized in earnings.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy (see Fair Value Measurements in Note 3). The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess cash flow, relief of royalty and discounted cash flow methods.

The discounted cash flow valuation method requires the use of assumptions, the most significant of which include: future revenue growth, future earnings before interest, taxes, depreciation and amortization, estimated synergies to be achieved by a market participant as a result of the business combination, marginal tax rate, terminal value growth rate, weighted average cost of capital and discount rate.

The excess earnings method used to value customer relationships requires the use of assumptions, the most significant of which include: the remaining useful life, expected revenue, survivor curve, earnings before interest and tax margins, marginal tax rate, contributory asset charges, discount rate and tax amortization benefit.

The most significant assumptions under the relief of royalty method include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit.  The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate.  Management, with the assistance of a third-party valuation specialist, has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company.  These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

IMPAIRMENT OF LONG-LIVED INTANGIBLE ASSETS AND GOODWILL

The Company reviews goodwill and intangible assets with an indefinite life, for impairment at least once a year or earlier if circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, in accordance with professional standards.  In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

 In the fourth quarter of 2012, the Company performed its annual review of the indefinite-lived intangible assets and goodwill for impairment.  Based on this review, the Company determined that there was no impairment as of December 31, 2012 and 2011.

REVENUE RECOGNITION

Revenue is recognized on a contract only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s revenues are generated from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients.  The contracts provide that payment to the Company for its services may be based on either 1) direct labor hours at fixed hourly rates or 2) fixed-price contracts.  The services provided by the Company under the contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to four months.  If the Company anticipates that the services will span for a period exceeding one month, depending on the contract terms, the Company provides either progress billing at least once a month or upon completion of the clients’ specifications.

The Company recognizes revenues of contracts based on direct labor hours and fixed-price contracts that do not overlap a calendar month based on services provided.   The aggregate amount of unbilled work-in-progress recognized by the Company as revenues was insignificant at December 31, 2012 and 2011.

The Company sometimes requires customers to provide a deposit prior to beginning work on a project.  When this occurs, the Company records the deposit as deferred revenue and recognizes the revenue when the work is complete.

During 2012 and 2011, the Company did not recognize any revenue from cloud-based services.

The Company does not provide refunds to its customers.

LONG-LIVED ASSETS

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets primarily consist of non-compete agreements, trade names and customer relationships. For long-lived assets used in operations, impairment losses are only recorded if the asset's carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value.  When an impairment exists, the related assets are written down to fair value.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known.  Management analyzes the collectability of accounts receivable each period.  This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors.  Should any of these factors change, the estimate made by management may also change.  Allowance for doubtful accounts was $522,297 and $1,444 at December 31, 2012 and 2011, respectively.

ADVERTISING

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred.  Advertising expense was not material for the years ended December 31, 2012 and 2011.

INVENTORY

Inventory consists primarily of wires and cables.  Inventory is stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives.  Useful lives are: 3-7 years for vehicles; 5-7 years for equipment; 5 years for small tools: and 3 years for computer equipment. Maintenance and repairs are expensed as incurred and major improvements are capitalized.  When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

DEFERRED LOAN COSTS

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the years ended December 31, 2012 and 2011 was $144,264 and $592,008, respectively.

DISTINGUISHMENT OF LIABILITIES FROM EQUITY

The Company relies on the guidance provided by ASC 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments, such as the Company’s preferred stock.  The Company first determines whether the respective financial instrument should be classified as a liability.  The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that the financial instrument should not be classified as a liability, it determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”).  The Company will determine temporary equity classification if the redemption of the preferred stock or other financial instrument is outside the control of the Company (i.e. at the option of the holder).  Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement

Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liability at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income.

Temporary equity

At each balance sheet date, the Company reevaluates the classification of its redeemable instruments, as well as the probability of redemption. If the redemption amount is probable or currently redeemable, the Company records the instruments at its redemption value. Upon issuance, the initial carrying amount of a redeemable equity security at its fair value. If the instrument is redeemable currently at the option of the holder, it will be adjusted to its maximum redemption amount at each balance sheet date. If the instrument is not redeemable currently and it is not probable that it will become redeemable, it is recorded at its fair value. If it is probable the instrument will become redeemable it will be recognized immediately at its redemption value. The resulting increases or decreases in the carrying amount of a redeemable instrument will be recognized as adjustments to additional paid-in capital

INCOME TAXES

The Company accounts for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  In June 2006, the FASB issued ASC Topic 740, Income Taxes (“ASC Topic 740”)   (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109), which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718.  Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards.  The Company adopted a formal stock option plan in December 2012 and it has not issued any options under the plan as of December 31, 2012.  The Company issued options prior to the adoption of this plan, but the amount was not material as of December 31, 2012.  Historically, the Company has awarded shares to certain of its employees and consultants which did not contain any performance or service conditions.  Compensation expense included in the Company’s statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and when preferred stock was issued, it was based on the Option Pricing Model. Compensation expense is recorded over the life of the service agreement. All share based compensation was fully vested in 2012.

NET LOSS PER SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period.  Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments.  Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  Since the Company has incurred net losses for all periods, basic loss per share and diluted loss per share are the same.

The anti-dilutive common shares outstanding at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011

Series A Preferred Stock	160,000	160,000
Series B Preferred Stock	18,080,050	723,208
Series C Preferred Stock	13,560,038	-
Series D Preferred Stock	194,560	884,364
Series E Preferred Stock	5,119,460	-
Series F Preferred Stock	1,047,319	-
Series G Preferred Stock	-	-
Series H Preferred Stock	2,345,548	-
Series I Preferred Stock	1,135,647	-
Warrants	8,614,274	578,566
	50,256,896	2,346,138

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC Topic 820") provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●
Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3— Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that the Company used to measure different financial instruments at fair value.

Investments

There are no quoted market prices available in unconsolidated affiliates; however, the Company believes the carrying amounts are a reasonable estimate of fair value and are considered a level 3.

Debt

The fair value of our debt, which approximates the carrying value of the Company's debt, as of December 31, 2012 and December 31, 2011 was estimated at $21.2 million and $3.0 million, respectively. Factors that the Company considered when estimating the fair value of its debt include market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level would be considered as level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

Preferred Stock

The Company used the Option-Pricing Method back solve ("OPM backsolve") to determine the fair value of its preferred stock and common stock. The OPM backsolve method derives the implied equity value for the company from a transaction involving the company's preferred securities issued on an arms-length basis. The Company used assumptions including exercise price, risk free rate, expected term of liquidity, volatility, dividend yield and solved for the value of equity such that value for the most recent financing equals the amount paid. The OPM treats convertible preferred stock, common stock, options, and warrants as series of call options on the total equity value of a company, with exercise price based on the liquidation preference of the convertible preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of a liquidity event such as a merger, sale, or initial public offering, assuming the company has funds available to make a liquidation preference meaningful and collectible by the stockholders. The OPM uses the Black-Scholes option-pricing model to price the call options. The Company obtained an appraisal from a third party to assist in the computation on determining such values. The fair value of the Company's preferred stock at issuance is classified as Level 3 within the Company's fair value hierarchy.

Derivative Warrant Liabilities

The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company derived the fair value of warrant using the common stock price, the exercise price of the warrants, risk-free interest rate, the historical volatility, and the Company's dividend yield. The Company does not have sufficient historical data to use its historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies and the Company's. The Company developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within the Company's fair value hierarchy.

In connection with the valuation of the warrants issued in 2010, 2011 and 2012, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placement of preferred stock completed in 2011 through 2012, primarily due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, certain conversion restrictions, and the anti-dilution adjustment features of the warrants. Therefore, the Company used a common stock price implied by a recent preferred financing transaction on an arms-length basis. In the OPM backsolve method, the valuation resulted in a model-derived common stock value ranging from $ .003 to $ .02 per share. Changes in the assumptions used in the model can materially affect the model-derived common stock value and the fair value estimate of the warrants. The Company determined the anti-dilution rights of the warrant were immaterial based on the various outcomes derived from the scenarios developed. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. Please refer to Note 10, Derivative Financial Instruments.

The fair value of the Company’s financial instruments carried at fair value at December 31, 2012 and 2011 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Warrant derivatives	$—	$—	$38,557

December 31, 2012:
Warrant derivatives	$—	$—	$33,593

4.           ACQUISITIONS AND DECONSOLIDATION OF SUBSIDIARY

2011 Acquisitions

Acquisition of Tropical Communications, Inc.

On August 22, 2011, the Company acquired 100% of the equity of Tropical, a Florida corporation based in Miami, Florida. Tropical is a state-licensed low voltage and underground contractor that provides services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the South Florida area.  The purchase price for Tropical was 8,000 shares of common stock of the Company valued at $6.92 per share, or $55,360, an earn-out provision for additional shares of common stock of the Company based on a formula tied to future earnings of Tropical.  The earn-out provision has been valued at $15,320 and is recorded as a liability at the date of acquisition.  The acquisition expanded the Company’s cable installation presence in the southeastern United States.  The results of Tropical were included in the consolidated results of the Company effective August 22, 2011.  During 2011, Tropical contributed revenue of approximately $450,000 and an operating loss of approximately $191,000 from the acquisition date. The acquisition was accounted for as a  stock purchase. As a result of the total consideration paid exceeding the net assets acquired, the Company recorded approximately $175,000 of goodwill. The goodwill is attributable to the synergies and economies to scale provided to the Company, particularly as it pertained to the customer base and presence in the southeastern United States. The Company’s goodwill was not tax deductible.

Acquisition of Rives Monteiro Engineering LLC and Rives Monteiro Leasing LLC

On December 29, 2011, the Company acquired a 49% interest in RM Engineering, an engineering firm and certified Women’s Business Enterprise with offices in Houston, Texas and Tuscaloosa, Alabama.  The Company has an option to purchase the remaining 51% of RM Engineering for $1.  The Company also acquired 100% of RM Leasing, an equipment provider for the cable engineering services.  RM Engineering and RM Leasing have been in business since 1998, performing cable engineering services in the Southeastern United States, with additional services performed internationally.

The total consideration for RM Engineering and RM Leasing was $555,767, which amount included approximately $101,000 in cash, a six-month promissory note in the amount of $200,000, 60,000 shares of common stock of the Company, which was valued at $0.381 per share, and an earn-out tied to future earnings of RM Engineering, which was valued at $127,385 and recorded as a liability at the date of acquisition.  During 2011, RM Engineering did not contribute any revenues or earnings because the Company closed the transaction on the second to last business day of the year. The purchase consideration also included an earn-out, which included cashless exercise warrants with an exercise price of $37.50 per share for up to 4,000 additional shares for each $500,000 in net income generated by the Company during the twenty-four months following closing.  The acquisition was accounted for as a stock purchase. As a result of the total consideration paid exceeding the net assets acquired, the Company recorded approximately $169,000 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company.  The goodwill is not deductible for tax purposes.

The final purchase consideration for the 2011 acquisitions of Tropical and RM Engineering were calculated as follows:

	Tropical	RM Engineering
Cash	$-	$101,098
Promissory Notes	-	200,000
Contingent consideration	15,320	126,287
Common Stock, based on trading price	55,360	22,860
Non-controlling Interest	-	105,522
Total Purchase Consideration	$70,680	$555,767

The final purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

	Tropical	RM Engineering
Current assets	$138,001	$63,900
Goodwill	174,746	169,240
Intangible assets:
Customer list / relationships	162,016	452,092
URL's	2,552	2,552
Tradenames	47,555	131,443
Non-competes	1,368	2,553
Property and equipment	11,576	47,333
Deposits	11,606	-
Current liabilities	(144,371)	(101,896)
Notes payable – bank	(221,373)	(207,722)
Notes payable - related party	(112,996)	(3,728)
Total allocation of purchase consideration	$70,680	$555,767

2012 Acquisitions

Acquisition of TNS, Inc.

On September 17, 2012, the Company acquired 100% of the outstanding capital stock of TNS, an Illinois corporation based in Des Plaines, Illinois.  TNS is a provider of structured cabling and distributed antenna systems primarily in the Chicago, Illinois area.  The purchase consideration for TNS was $5,486,372, which was paid with $700,000 in cash, 40,000 shares of common stock of the Company and 4,150 shares of Series F Preferred Stock of the Company, which shares were valued at $4,026,822.  The purchase consideration included an earn out based on the operating results of TNS.  This earn out has been valued at $259,550 and recorded as a liability at the date of acquisition.  The Company granted the TNS sellers the right to put the shares of common stock to the Company for $12.50 per share beginning on March 17, 2014.  Additional consideration will also be paid in the event certain operating results are achieved by TNS.  The holders of the Series F Preferred Stock can demand that an aggregate of 3,000 shares of Series F Preferred be redeemed beginning on November 27, 2012, with the redemption to occur within 20 days of such request.  The holders may also request that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013 and that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2014.  In the event that certain operating results are achieved or not achieved by TNS, additional shares of Series F Preferred Stock may be issued, or issued shares of Series F Preferred Stock may be cancelled, based on an agreed upon formula. Both the Series F Preferred shares and the puttable common stock are accounted for as temporary equity due to the redemption of these shares resting with the holders of these instruments. The acquisition was accounted for as a stock purchase. As a result of the total consideration paid exceeding the net assets acquired, the Company recorded approximately $4,000,000 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is not tax deductible.

Acquisition of ADEX Entities

On September 17, 2012, the Company  acquired all the outstanding capital stock of ADEX, a New York corporation, and ADEXCOMM Corporation, a New York corporation (“ADEXCOMM”), and all outstanding membership interests of ADEX Puerto Rico LLC, a Puerto Rican limited liability company (“ADEX Puerto Rico”, and together with ADEX and ADEXCOMM, collectively,  the ADEX Entities.  The ADEX Entities are collectively an international service organization that provides turnkey services and project staffing solutions exclusively to the telecommunication industry.  ADEX assists telecommunications companies throughout the project life cycle of any network deployment.  The purchase consideration for the ADEX Entities was $17,321,472, which was paid with $12,819,594 in cash, a note in the amount of $2,378,668, a note in the amount of $1,332,668, which was equal to the net working capital of the ADEX Entities as of the closing date, and contingent consideration in the amount of $2,123,210 that was recorded as a liability at the date of acquisition.  The payment was secured by the issuance of 1,500 shares of Series G Preferred Stock.  As additional consideration, the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”).  If the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50, and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0.  The Company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243.   In connection with the contingent consideration, the Company reserved 2,000 shares of Series G Preferred Stock.  These shares are redeemable in the event the Company defaults on its obligation to make the required payments.  The shares of Series G Preferred will be automatically cancelled if required payments are made in cash by the Company.   The acquisition was accounted for as a stock purchase. As a result of the total consideration paid exceeding the net assets acquired; the Company recorded approximately $10.5 million of goodwill. The goodwill is attributable to synergies and economies to scale provided to the Company.  The goodwill is not tax deductible.

Acquisition of Environmental Remediation and Financial Services, LLC

On December 17, 2012, ADEX acquired 100% of the membership interests in ERFS, a New Jersey limited liability company. ERFS is an environmental remediation company that provides in-situ site remediation of oil, chemicals and ground/water.  The purchase consideration for ERFS was $6,287,151, which was paid with 4,500 shares of Series I Preferred Stock, which shares were valued at $4,187,151.  The seller of ERFS can redeem up to $750,000 of the Series I Preferred Stock on or after March 31, 2013.  As additional consideration, the Company agreed to pay the ERFS seller 1.5 times EBITDA for the twelve-month period from January 1, 2013 through December 31, 2013, provided that the EBITDA for such twelve-month period exceeds the EBITDA for the twelve month period prior to closing by $10,000.  This earn-out consideration was valued at $2.1 million. The Series I Preferred shares are classified within temporary equity due to the redemption of these shares resting with the holders of these instruments. The Company is still evaluating the purchase price allocation and where the value will be allocated between intangible assets, such as trade name, customer list, non-compete agreements and goodwill.  The goodwill is attributable to synergies and economies of scale provided to the Company. The acquisition was accounted for as a stock purchase. The goodwill is not tax deductible.

The final purchase consideration for the 2012 acquisitions of TNS, the ADEX Entities and ERFS were calculated as follows:

	TNS	ADEX Entities	ERFS
Cash	$700,000	$12,819,594	$-
Promissory Notes	-	2,378,668	-
Contingent consideration/working capital adjustment	259,550	2,123,210	2,100,000
Preferred Stock, based on OPM	4,026,822	-	4,187,151
Common Stock, based on redemption value	500,000	-	-
Total Purchase Price	$5,486,372	$17,321,472	$6,287,151

The final purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

	TNS	ADEX Entities	ERFS
Current assets	$474,732	$5,801,858	$798,135
Goodwill	4,002,654	10,474,212	5,741,128
Intangible assets:
Customer list / relationships	1,790,048	3,309,143	-
URL's	2,552	2,552	-
Tradenames	347,182	2,888,382	-
Non-competes	79,670	116,047	-
Property and equipment	14,224	75,849	185,271
Deposits	-	12,227	63,493
Current liabilities	(254,807)	(1,053,398)	(349,750)
Notes payable - bank	-	-	(92,259)
Notes payable - related party	-	-	(8,700)
Notes payable - other	-	-	(50,167)
Long-term deferred tax liability	(969,883)	(4,305,400)	-
Total allocation of purchase consideration	$5,486,372	$17,321,472	$6,287,151

Unaudited pro forma results of operations data of the Company as if the acquisitions of the ADEX Entities, TNS, Tropical, RM Engineering and ERFS had occurred as of January 1, 2011 are as follows:

	Pro Forma Results
	(Unaudited)
	Year Ended December 31,
	2012	2011
Revenue	$45,010,501	$50,209,085

Net Loss	$(4,067,970)	$(6,504,581)

Basic and diluted earnings per share	$(2.62)	$(6.48)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2011 and is not intended to be a projection of future results.

The pro forma adjustments for the year ended December 31, 2012 and December 31, 2011 consist of the amortization of intangible assets with an identifiable life, customer lists and non-compete agreements in the amount of $597,375 for the years ended December 31, 2012 and 2011.  The Company also borrowed the cash portion of the purchase consideration and has recorded interest expense in the amount of $1,560,000 in the years ended December 31, 2012 and 2011.

The amount of revenues and income (loss) of the acquired companies since the acquisition date included in the consolidated statements of operations are as follows:

2011 Acquisitions

	RME	Tropical
Revenues	$2,651,711	$2,284,321

Income (Loss)	$26,147	$(466,033)

2012 Acquisitions

	ADEX	TNS	ERFS
Revenues	$10,577,197	$1,042,367	$146,036

Income	$807,832	$78,404	$46,598

NOTES – CONTINGENT CONSIDERATION

The Company has issued contingent consideration in connection with the acquisitions during 2011 and 2012.  The following describes the contingent consideration issued.

ADEX:  As additional consideration, the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”).  If the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50, and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0.  The Company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243.  In connection with these obligations, the Company reserved 2,000 shares of Series G Preferred Stock.  These shares are redeemable in the event the Company defaults on its obligation to make the required payments.  The shares of Series G Preferred are automatically cancelled if required payments are made in cash by the Company. The Company has valued the amount of contingent consideration likely to be paid and has valued it at $2,123,210.  As of December 31, 2012, the amount of contingent consideration has not changed.

T N S:  Additional consideration will also be paid in the event certain operating results are achieved by T N S.  The holders of the Series F Preferred Stock can demand that an aggregate of 3,000 shares of Series F Preferred be redeemed beginning on November 27, 2012, with the redemption to occur within 20 days of such request.  The holders may also request that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013 and that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2014.  In the event that certain operating results are achieved or not achieved by T N S, additional shares of Series F Preferred Stock may be issued, or issued shares of Series F Preferred Stock may be cancelled, based on an agreed upon formula. The Company has valued the contingent consideration likely to be paid at $259,550. As of December 31, 2012, the amount of contingent consideration has not changed.

ERFS:  As additional consideration, the Company agreed to pay the ERFS seller 1.5 times EBITDA for the twelve-month period from January 1, 2013 through December 31, 2013, provided that the EBITDA for such twelve-month period exceeds the EBITDA for the twelve month period prior to closing by $10,000. The Company has valued the contingent consideration likely to be paid at $2,100,000. As of December 31, 2012, the amount of contingent consideration has not changed.

Tropical:  An earn-out provision for additional shares of common stock in the Company based on a formula tied to future earnings of Tropical.  The earn-out provision has been valued at $15,320 for reporting purposes. As of December 31, 2012, the amount of contingent consideration has not changed.

RM Engineering:  Additional compensation will be paid in form of an earn-out, as well as cashless exercise warrants with an exercise price of $37.50 per share for up to 4,000 additional shares for each $500,000 in net income generated by the Company during the 24 months following closing.  The Company has valued the contingent consideration likely to be paid at $127,385. As of December 31, 2012, the amount of contingent consideration has not changed.

2012 Deconsolidation

Deconsolidation of Digital Comm, Inc. Subsidiary

On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director. As consideration for the purchase, the former president issued to the Company a non-recourse promissory note in the principal amount of $125,000. The note is secured by the purchased shares. Immediately subsequent to transaction, the Company wrote off the $125,000 promissory note from its former president, as it deemed it unlikely that he could repay the note.  At the date of deconsolidation, the Company wrote off all its receivables from Digital of $880,000 and adjusted the negative investment carrying amount at the time of deconsolidation to zero, which resulted in a net gain of approximately $528,000. Subsequent to the sale of 60% of its ownership interest in Digital, the Company continued to fund the cash flow of Digital into December 2012. These amounts were approximately $179,000, which the Company subsequently wrote down to $0, as the Company has determined that the equity investment is uncollectible as Digital has limited operations and limited ability to repay the amount owed. The Company did not attribute any value to its equity investment in Digital at December 31, 2012 based on Digital's historical recurring losses and expected future losses, and Digital's liabilities far exceeding the value of its tangible and intangible assets at such date.

Additionally, the Company believes that the likelihood that it will receive payments under its note receivable from its former president was less than likely at December 31, 2012, and it will recognize payments received under such notes, if any, as a capital contribution from its former officer. Further, the Company continued to accrue losses in proportion to its equity ownership of 40%. Digital will remain a related party after its deconsolidation.

5.            PROPERTY AND EQUIPMENT, NET

At December 31, 2012 and 2011, property and equipment consisted of the following:

	December 31,
	2012	2011
Vehicles	$548,159	$605,247
Computers and Office Equipment	191,328	91,098
Equipment	399,645	440,241
Small Tools	-	20,504
Total	1,139,132	1,157,090
Less accumulated depreciation	(771,508)	(818,331)

Property and equipment, net	$367,624	$338,759

On September 30, 2012, the Company sold 60% of its interest in its Digital subsidiary.  As a result of the deconsolidation of Digital, the Company sold capital equipment with an original purchase price of $330,669 and accumulated depreciation of $113,111.

Depreciation expense for the years ended December 31, 2012 and 2011 was $120,558 and $39,229, respectively.

6.           GOODWILL AND INTANGIBLE ASSETS

Goodwill
	Tropical	RM Engineering	ADEX	TNS	EFRS	Total
Balance December 31, 2010	$-	$-	$-	$-	$-	$-

Acquisitions	174,746	169,240	-	-	-	343,986
Balance December 31, 2011	174,746	169,240	-	-	-	343,986

Acquisitions	-	-	10,474,212	4,002,654	5,741,128	20,217,994
Balance December 31, 2012	$174,746	$169,240	$10,474,212	$4,002,654	$5,741,128	$20,561,980

The following table summarizes the Company’s intangible assets as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationship and lists	10 yrs	$5,716,497	$(216,100)	$5,500,397	$614,108	$-	$614,108
Non-compete agreements	2-3 yrs	199,668	(18,991)	180,677	3,921	-	3,921
URL's	Indefinite	10,208	-	10,208	5,104	-	5,104
Tradename	Indefinite	3,414,561	-	3,414,561	178,998	-	178,998

Total purchased intangible assets		$9,340,934	$(235,091)	$9,105,843	$802,131	$-	$802,131

Amortization expense related to the purchased intangible assets was $235,091 and $0 for the years ended December 31, 2012 and 2011, respectively.

The estimated future amortization expense for the years ending December 31 is as follows:

Total
2013	$578,502
2014	576,799
2015	565,822
2016	532,350
2017	518,199
Thereafter	2,909,402
Total	$5,681,074

7.            ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2012 and 2011, accrued expenses consisted of the following:

	December 31,
	2012	2011
Accrued interest and preferred dividends	$864,607	$15,977
Accrued trade payables	2,442,478	724,430
Accrued compensation	857,379	250,895
	$4,164,464	$991,302

8.            BANK DEBT

As of December 31, 2012 and 2011, bank debt consisted of the following:

	December 31,
	2012	2011
Two installment notes, monthly principal and interest of $533, interest 9.05% and 0% secured by vehicles, maturing July 2016	$23,463	$51,569

Five lines of credit, monthly principal and interest, interest ranging from $0 to $13,166, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2013 and February 2020	536,464	761,078
	559,927	812,647
Less: Current portion of bank debt	(352,096)	(114,358)

Long-term portion of bank debt	$207,831	$698,289

Future maturities of bank debt are as follows:

Year ending December 31,
2013	$352,096
2014	75,661
2015	75,661
2016	40,354
2017	16,155
Total	$559,927

The Company’s assets securing the bank debt had a carrying value of $25,000 and $77,037 at December 31, 2012 and 2011, respectively.

There were no covenants related to the bank debt.

The interest expense associated with the bank debt during the years ended December 31, 2012 and 2011 amounted to $185,479 and $45,678, respectively. The weighted average interest rate on bank debt during 2012 and 2011 was 8.2% and 7.85%, respectively.

9.            TERM LOANS

At December 31, 2012 and 2011, term loans consisted of the following:

	December 31,
	2012	2011
Term loan, UTA, net of debt discount of $0 and $30,013	$-	$744,987

Term loan, MidMarket Capital, net of debt discount of $182,631 and $0	14,817,369	-

Convertible promissory notes, unsecured, matured in December 2012	27,500	-

Promissory notes, unsecured, matured in October 2012	195,000	-

Promissory notes, secured, maturing in December 2018	53,396	-

8% convertible promissory notes, unsecured, maturing in November 2011 and March 2013	-	112,500

Promissory note with equity component, due on demand, non-interest bearing, due June 2011, with 8,000 common shares equity component	-	8,000

18% convertible promissory note maturing in January 2013	210,000	-

Promissory note, unsecured, non-interest bearing due July 2011, with 16,000 common shares equity component	9,500	39,500

Acquisition promissory note to former shareholders of RM Engineering and RM Leasing, unsecured, non-interest bearing, imputed interest immaterial, matured in March 2012 and June 2012	200,000	200,000
	15,512,765	1,104,987
Less: Current portion of term loans	(3,632,528)	(1,104,987)

Long-term portion term loans, net of debt discount	$11,880,237	$-

Future annual payments are as follows:
Year ending December 31,
2013	$1,465,179
2014	1,473,179
2015	2,123,179
2016	3,585,679
2017	6,865,549
Total	$15,512,765

Note Payable- UTA

On August 6, 2010, UTA Capital LLC (“UTA”) provided a working capital loan to the Company, the parent company of Digital, with Digital also as an additional borrower.  The loan was evidenced by a Note and Warrant Purchase Agreement dated August 6, 2010 among the Company, Digital and UTA.  Under the agreement, the borrowers delivered two senior bridge notes in the amount of $1 million each, for an aggregate principal amount of $2 million.  The notes were each one-year amortized term notes bearing interest at 10% per annum.  The Company received an initial draw from the first $1 million note of $960,000 net of fees on August 6, 2010, which was recorded as an investment contribution by the Company in Digital.

Additionally, the Company issued to UTA warrants to purchase 16% of the Company’s common stock on a fully-diluted basis, up to a maximum of 167,619 shares of common stock of the Company, which were exercisable at $18.75 per share and provided for cashless exercise.  The Company has evaluated the anti-dilution provision and deemed its impact to be immaterial. The relative fair value of the warrants was calculated using the Black-Scholes Option Valuation Model.  This amount, totaling approximately $872,311, has been recorded as a derivative liability and debt discount and charged to interest expense over the life of the promissory note. The UTA warrants do not meet the criteria to be classified as equity in accordance with ASC 815-40-15-7D and are classified as derivative liabilities at fair value and should be marked to market since they are not indexed to the Company’s stock as the settlement amount is not fixed due to the variability of the number of warrants to be issued.  The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to the consolidated statement of operations under the caption (change in fair value of derivative instruments.)

On February 14, 2011, the Company and UTA entered into First Loan Extension and Modification Agreements (the “Modification Agreement”) in connection with the Company’s existing note payable, which had a balance of $775,000 at December 31, 2010.  The Modification Agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the Modification Agreement, UTA was granted 10,257 shares of the Company’s common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for the Company’s failure to satisfy a certain covenant in the loan agreement, UTA was granted 4,000 shares of the Company’s common stock, which was recorded as penalty paid to UTA and recorded as an expense.  As of December 31, 2011, these two additional grants of shares had not been physically issued.  However, such shares are reflected on the accompanying financial statements as if issued.  This amendment was accounted for as an extinguishment and therefore the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $509,849 and debt discount from this amendment of $153,850 were expensed.

On June 25, 2011, the Company and UTA entered into Second Loan Extension and Modification Agreements (“Second Modification Agreement”).  The Second Modification Agreement provided for:

a)	An extension of the original maturity date of the note from August 6, 2011 to July 31, 2012;

b)	A continuation of the interest rate of 10% per annum for the remainder of the loan;

c)
After August 11, 2011, all monthly cash receipts from purchase orders financed pursuant to the agreement entered into on June 30, 2011 between the Company and Tekmark, after reduction for payroll expenses and fees paid to Tekmark relating to the Tekmark financing, were to be distributed at the end of each month in the following order of priority:

i.
On August 31, 2011 and September 30, 2011, the first $50,000 to the Company and $35,000 to UTA as a reduction of principal, and of any remaining balance, 40% to the Company and 60% to UTA as a reduction of principal.

ii
On October 31, 2011 and November 30, 2011, and on the last day of each following month, the first $50,000 to the Company and $50,000 to UTA as a reduction of principal, and of any remaining balance 50% to the Company and 50% to UTA as a reduction of principal.

d)
Monthly, commencing in January 2012, at each month end in which the Company had consolidated gross revenues of $500,000 or more, the Company was required to pay UTA as a reduction of principal, the greater of $50,000 or 10% of the gross consolidated revenues for such month.

The Second Modification Agreement also provided for certain repayments of the loan in the event the Company secured additional equity and/or debt financing.  Additionally, in exchange for consenting to the Second Modification Agreement, UTA was issued 2,340 shares of the Company’s common stock; and a continuing provision of additional shares to be issued to UTA to enable UTA to maintain ownership of 1% of the Company’s total outstanding shares until the loan was repaid.  The additional shares of common stock were recorded and valued at the fair market price of $43,866 on their date of issue as a debt discount cost and were charged to loan cost expense over the remaining period of the loan. This amendment was accounted for a as a loan modification.

On December 28, 2011, the Company and UTA entered into the Third Loan Extension and Modification Agreements (“Third Modification Agreement”) in connection with the Company’s existing note payable, which had a balance of $775,000 at December 31, 2011. The Third Modification Agreement provided for:

a)	An extension of the original maturity date of the note from August 6, 2011 to January 31, 2013;

b)	A continuation in interest rate of 10% per annum for the remainder of the loan;

c)
Commencing in January 2012, at each month end in which the Company had consolidated gross revenues of $800,000 or more, the Company was required to pay UTA as a reduction of principal 5% of the gross consolidated revenues of the Company; and

d)
A termination of the loan repayment requirements resulting from the Tekmark financing pursuant to the Second Loan Extension, as described above, as it pertains to Tekmark financing on business with Verizon Wireless or Verizon Communications.

The Third Modification Agreement also provided for certain repayments of the loan in the event the Company secured additional equity and/or debt financing. In exchange for consenting to the Third Modification Agreement, the Company made a $25,000 principal payment on the loan and adjusted the warrant in accordance with the anti-dilution provision. This amendment was accounted for as a loan modification.  The warrant was valued under the Black Scholes option Valuation Method at $4,611 and recorded as a debt discount and derivative liability.

The remaining balance of $750,000 was paid on full on September 17, 2012.  At that time, UTA received 177,270 shares of common stock as settlement for the cancellation of the warrant.  The resulting charge was recorded as interest expense.

Term Loan – MidMarket Capital

On September 17, 2012, the Company entered into a Loan and Security Agreement with the lenders referred to therein (the “Lenders”), MidMarket Capital Partners, LLC, as agent for the Lenders (the “Agent”), and certain subsidiaries of the Company as guarantors (the “Loan Agreement”).  Pursuant to the loan agreement, the Lenders provided the Company senior secured first lien term loans in an aggregate amount of $13,000,000 (the “Term Loans”).  A portion of the proceeds of the Term Loans were used to finance the acquisitions of the ADEX Entities and TNS, to repay certain outstanding indebtedness (including all indebtedness owed to  UTA) and to pay fees, costs and other expenses related thereto.  The remainder of the Term Loan may be used by the Company to finance certain other acquisitions (“Potential Acquisitions”) and for working capital and long-term financing needs.

The Term Loans mature on September 17, 2017, provided that if the Company fails to raise by March 14, 2014, at least $30,000,000 in connection with a public offering of voting equity securities of the Company, the Term Loans will mature on June 17, 2014. If no Potential Acquisition was completed within 90 days of September 17, 2012, the Company was required to repay $750,000 of the Term Loan. The Company completed the acquisition of Environmental Remediation and Financial Services on December 17, 2012 and this covenant became void.

In connection with the Term Loan, deferred loan costs of $1,800,051 were recorded.  These costs are being amortized over the life of the loan using the effective interest method.

Interest on the Term Loan accrues at the rate of 12% per annum.

Subject to certain exceptions, all obligations of the Company under the Term Loans are unconditionally guaranteed by each of the Company’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries (the “Guarantors”) pursuant to the terms of a Guaranty and Suretyship Agreement dated as of September 17, 2012, by RM Leasing and Tropical, both wholly-owned subsidiaries of the Company,  in favor of the Agent (the “Guaranty”), as supplemented by an Assumption and Joinder Agreement dated as of September 17, 2012 by and among the Company, ADEX, TNS and the Agent (the “Joinder”).  Pursuant to the terms of the Loan Agreement, the Guaranty (as supplemented by the Joinder) and a Pledge Agreement dated as of September 17, 2012 by the Company in favor of the Agent, the obligation of the Company and the Guarantors in respect of the Term Loans are secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, subject to certain customary exceptions.

The Term Loans are subject to certain representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions.  The Term Loans also contain events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Term Loans, the failure to comply with certain covenants and agreements specified in the Loan Agreement and other loan documents entered into in connection therewith for a period of time after notice has been provided, the acceleration of certain other indebtedness resulting from the failure to pay principal on such other indebtedness, certain events of insolvency and the occurrence of any event, development or condition which has had or could reasonably be expected to have a material adverse effect.  If any event a default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding amounts under the Term Loans may become due and payable immediately.

Pursuant to the Term Loan Agreement, the Company issued warrants to the Lenders (the “Warrants”), which entitle the Lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which the Warrants first became exercisable, which was December 6, 2012.  The Warrants were amended on November 13, 2012 as part of the First Amendment to the Term Loan.  At that time the Warrants were increased from 10% of the fully-diluted shares to 11.5% of the fully-diluted shares. The Warrants have an exercise price of $1.25 per share, subject to adjustment as set forth in the Warrants, and will expire on September 17, 2014, but are subject to extension until certain financial performance targets are met.  The Warrants have anti-dilution rights in connection with the exercise price.  The fair value of the anti-dilution rights is immaterial.  If the Company issues stock, warrants or options at a price below the $1.25 per share exercise price, the exercise price of the Warrants resets to the lower price.  As of March 8, 2013, the Lenders had not required the Company to exercise the Warrants. The Warrants meet the criteria in accordance with ASC 480 to be classified as liabilities since there is a put feature that requires the Company to repurchase its shares. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to The consolidated statement of operations under the caption (change in fair value of derivative instruments.)

On September 17, 2012, when the Warrants were issued, the Company recorded a derivative liability in the amount of $193,944.  The amount was recorded as a debt discount and is being amortized over the life of the loan.  The amount of the derivative liability was computed by using the Black Scholes Option Valuation Method to determine the value of the Warrants issued.

Pursuant to the Term Loan Agreement, the Company has covenants that must be maintained in order for the loan to not be in default.  The covenants are as follows:

(A) Minimum Liquidity. Liquidity shall not be less than the amount set forth below, to be maintained at all times during and at the end of each period specified below:

Periods	Liquidity
Closing Date through December 31, 2012	$1,000,000
January 1, 2013 through March 31, 2013	$1,500,000
April 1, 2013 through June 30, 2013	$2,000,000
July 1, 2013 through September 30, 2013	$2,500,000
October 1, 2013 and at all times thereafter	$3,000,000

(B) Capital Expenditures. Capital Expenditures (whether or not financed) shall not exceed the amounts specified below for the periods specified below:

Periods	Capital Expenditures
Closing Date through December 31, 2012	$100,000
Closing Date through March 31, 2013	$200,000
Closing Date through June 30, 2013	$300,000
Four fiscal quarters ending on September 30, 2013	$400,000
Four fiscal quarters ending on each of December 31, 2013 and December 31, 2014	$500,000
Four fiscal quarters ending on each of March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015	$600,000
Four fiscal quarters ending on March 31, 2016, and each consecutive period of four fiscal quarters thereafter	$700,000

(C) Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio shall be not less than 2.00 to 1.00 as of the end of each fiscal quarter, commencing with the fiscal quarter ending on December 31, 2012, in each case for the trailing period of four (4) consecutive fiscal quarters then ended, provided that, for purposes of calculating compliance with this covenant, with respect to Debt Payments for the fiscal quarter ending on December 31, 2012, the two fiscal quarters ending on March 31, 2013 and the three fiscal quarters ending on June 30, 2013 such Debt Payments shall be annualized by multiplying such Debt Payments by a factor of 4, 2 and 1.33, respectively.

(D) Total Debt Leverage Ratio. The Total Debt Leverage Ratio shall not be greater than the levels specified below as of the end of, and for, each period indicated below, with Adjusted EBITDA measured for the trailing period of four (4) consecutive fiscal quarters then ended:

Period Ending On	Total Debt Leverage Ratio
December 31, 2012	3.50 to 1.00
March 31, 2013	3.50 to 1.00
June 30, 2013	3.00 to 1.00
September 30, 2013	2.75 to 1.00
December 31, 2013	2.50 to 1.00
March 31, 2014	2.25 to 1.00
June 30, 2014	2.00 to 1.00
September 30, 2014	1.75 to 1.00
December 31, 2014	1.75 to 1.00
March 31, 2015	1.50 to 1.00
June 30, 2015	1.40 to 1.00
September 30, 2015	1.30 to 1.00
December 31, 2015	1.20 to 1.00
March 31, 2016 and the last day of each succeeding fiscal quarter thereafter	1.00 to 1.00

(E) Senior Debt Leverage Ratio. The Senior Debt Leverage Ratio shall not be greater than the levels specified below as of the end of, and for, each period indicated below, with Adjusted EBITDA measured for the trailing period of four (4) consecutive fiscal quarters then ended:

Period Ending On	Senior Debt Leverage Ratio
December 31, 2012	2.60 to 1.00
March 31, 2013	2.60 to 1.00
June 30, 2013	2.40 to 1.00
September 30, 2013	2.20 to 1.00
December 31, 2013	2.00 to 1.00
March 31, 2014	1.80 to 1.00
June 30, 2014	1.60 to 1.00
September 30, 2014	1.50 to 1.00
December 31, 2014	1.40 to 1.00
March 31, 2015	1.30 to 1.00
June 30, 2015	1.20 to 1.00
September 30, 2015	1.10 to 1.00
December 31, 2015 and the last day of each succeeding fiscal quarter thereafter	1.00 to 1.00

On November 13, 2012, the Company and the Agent entered into the First Amendment to the Term Loan Agreement.  An additional $2,000,000 was loaned to the Company.  In addition, an additional $60,000 was added as deferred loan cost, and an additional $191,912 was expensed.  This amendment was accounted for as a modification.

The Company was in default of the loan covenants as of December 31, 2012.  On March 22, 2013, the Company and the Agent entered into the Second Amendment.  The terms of the amendment cured all the covenant defaults.

The Company’s obligations under the Term Loan Agreement are secured by all of the Company’s assets.

Interest expense on the Term Loan was $491,943 in 2012.

Convertible Promissory Notes, Unsecured.

In June 2012, the Company issued an 8% convertible promissory note in the principal amount of $27,500 that bore interest at the rate of 8% per annum and matured in December 2012.  This note was convertible into common stock of the Company, at the holder’s option, at a conversion price equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date.  As of December 31, 2012, this note was still outstanding.  In January 2013, this note was converted into 28,826 shares of common stock.  During 2012, the Company recognized $1,100 of interest expense on this note.

Promissory Note, unsecured

In September 2012, the Company issued a promissory note in the principal amount of $530,000 to Wellington Shields & Co.  This note bears interest at the lowest rate permitted by law unless the Company is in default on repayment, at which time the note bears interest at the rate of 18% per annum.  This note was due in October 2012 and the Company is in default and accruing interest at the higher amount. During 2012, the Company recorded interest expense of $28,090 on this note. The amount outstanding as of December 31, 2012 was $195,000.

8% Convertible Promissory Notes

Between February and September 2011, the Company issued five 8% convertible promissory notes in the aggregate principal amount of $197,500.  These notes bore interest at the rate of 8% per annum and matured between November 2011 and June 2012.  The principal and interest of these notes was convertible into common stock of the Company, at the holder’s option, at a rate equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date.  As of December 31, 2012, there were no amounts outstanding on these notes. During the years ended December 31, 2012 and 2011, the Company recognized $187,029 and $90,099 of interest expense on the notes. The lender was issued 177,270 and 117,386 shares during the years ended December 31, 2012 and 2011, respectively, in connection with the conversion of the debt.

Promissory Note with Equity Component

On May 11, 2011, the Company issued a promissory note in the principal amount of $25,000.  In connection with the issuance of this promissory note, the Company issued to the lender 8,000 shares of the Company’s common stock.  This promissory note bore no interest. This promissory note was due in June 2011, and was considered in default at December 31, 2011.  This promissory note had a principal balance of $8,000 as of December 31, 2011 and $0 on December 31, 2012. This note was repaid in January 2012.

18% Convertible Promissory Note

In July 2012, the Company issued an 18% convertible promissory note in the principal amount of $210,000, which matured in January 2013, and is still outstanding.  The principal of and interest on this note are convertible, at the holder’s option, into the Company’s common stock at a rate equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date.  During March 2013, the holder expressed that they will be converting into common stock of the Company. During 2012, the Company recognized interest expense of $11,130 on this note.

Promissory Note, Unsecured

On May 26, 2011, the Company issued a promissory note in the principal amount of $50,000.  In connection with the issuance of this promissory note, the Company issued to the lender 16,000 shares of the Company’s common stock.  This note bore no interest until the occurrence of an event of default, at which time the note was to bear interest at the rate of 18% per annum on the remaining balance.  This note was due in June 2011, and is considered in default.  This note had a principal balance of $9,500 and $39,500 as of December 31, 2012 and 2011, respectively. The Company recorded interest expense of $15,689 and $0 in the years ended December 31, 2012 and 2011, respectively.

Acquisition Promissory Note

On December 29, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of RM Engineering.  Upon its acquisition of RM Engineering, the Company assumed unsecured, non-interest bearing acquisition promissory notes to former shareholders of RM Engineering due in March and June 2012. As of December 31, 2012, these notes were in default. As of December 31, 2012 and 2011, these notes had a principal balance of $200,000.  The Company recorded no interest expense in 2012 or 2011 on these notes.

10.           DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for derivatives conversion options embedded in its convertible and freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815.

The Company issued warrants to one of its lenders in 2010, which were outstanding through August 2012, at which point the Company and the lender settled the debt and the warrants.

The terms of the warrants, among others, provided that the number of warrants exercisable amounted to 16% of the Company’s fully-diluted outstanding common shares and common share equivalents, whether the common share equivalents were fully vested and exercisable or not, and the exercise price, which was initially at $18.75 per common share underlying the warrants, was reset at the lowest effective price per share in the Company’s subsequent financing.   The Company reset the exercise price of the warrants in the third amendment to the loan agreement in December 2011. This amendment was accounted for as a loan modification.  The adjustment of the warrant was valued under the Black-Scholes Option Valuation Method at $4,611 and recorded as a debt discount and derivative liability.

The Company issued warrants to one of its lenders in 2012. The Company also issued warrants associated with the issuance of its Series E Preferred Stock in 2012.  The warrants were outstanding at December 31, 2012.

The terms of the warrants issued to the lender in 2012 provide that, among other things, the number of shares of common stock issuable upon exercise of such warrants amounts to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents are fully vested and exercisable or not, and that the initial exercise price of such warrants is $1.25 per share of common stock, subject to adjustment.

The terms of the warrants issued to the holders of Series E Preferred Stock provide that, among other things, the number of shares of common stock issuable upon exercise of such warrants amounts to 4.99% of the Company’s fully-diluted outstanding common shares and common share equivalents, whether the common share equivalents are fully vested and exercisable or not, and that the exercise price of such warrants is $125 per share of common stock, subject to adjustment.

The warrants provide for variability involving the effective amount of common share equivalents issued in future equity offerings of equity-linked financial instruments.  Additionally, the warrants do not contain an exercise contingency.  Accordingly, the settlement of the warrants would not equal the difference between the fair value of a fixed number of shares of the Company’s common stock and a fixed stock price.  Accordingly, they are not indexed to the Company’s stock price.  The Company accounts for such variability associated with its warrants as derivative liabilities.

The warrants issued to the holders of Series E Preferred Stock do not meet the criteria to be classified as equity in accordance with ASC 815-40-15-7D and should be classified as derivative liabilities at fair value and should be marked to market since they are not considered indexed to the issuer’s stock. At December 31, 2012, the value of the derivative liability for the warrants was minimal and therefore no amount was recorded by the Company.

The fair value of derivatives at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

Year Ended December 31,
	2012	2011

Implied fair value of Company’s common stock	$0.68755-10.00	$0.6875-10.00
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	56.78-112%	56.78-112%
Exercise price	$0.2375 – 2.50	$0.2375 – 2.50
Estimated life	1.75 years	1.5-4 years
Risk free interest rate (based on 1-year treasury rate)	0.0266-0.12%	0.06-0.12%

A summary of the transactions related to the derivative liability for the years ended December 31, 2012 and 2011 is as follows:

Derivative liability at January 1, 2011	$459,897
Decrease in fair value of derivative liability,
recognized as other income	(421,340)
Derivative liability at December 31, 2011	$38,557
Fair value of derivative
at issuance, recognized as debt discount	$193,944
Decrease in fair value of derivative liability,
recognized as other income	(198,908)
Derivative liability at December 31, 2012	$33,593

11.           INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2012 and 2011 was as follows:

	Years Ended December 31,
	2012	2011
Federal	$-	$-
State	48,232	-
Foreign	106,217	-
Total Current	$154,449	$-

Deferred:
Federal	$(2,530,775)	$-
State	(270,197)	-
Total deferred	(2,800,972)	-
Total income tax benefit	$(2,646,523)	$-

The Company’s effective tax rate for the years ended December 31, 2012 and 2011 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2012	2011
	%	%
Federal tax benefit at Statutory Rate	(34.0)	(34.0)
Permanent Differences	(6.7)	22.1
State tax benefit, net of Federal benefits	0.8	(1.2)
Other	0.3	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	2.8	-
Net change in valuation allowance	(29.5)	13.1
Foreign tax credits	(2.8)	-
Tax provision (benefit)	(69.1)	-

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Net operating loss carry forwards	$2,058,644	$3,421,000
Accruals and reserves	301,000	84,000
Credits	106,000	-
Total assets	2,465,644	3,505,000

Depreciation	(15,000)	(33,000)
Section 481 adjustment	(1,347,000)	(1,796,000)
Intangible assets	(3,479,000)	-
Valuation allowance	-	(1,667,000)
Total liabilities	(4,841,000)	(3,505,000)

Net deferred tax liabilities	$(2,374,356)	$-

As of December 31, 2011, based upon available objective evidence, management believed it was more likely than not that the net deferred tax assets would not be realized.  Accordingly, management had established a valuation allowance for all deferred tax assets.  The net valuation allowance decreased by approximately $1,516,000 during the year ended December 31, 2012 as a result of the recognition of offsetting deferred tax liabilities.

As of December 31, 2012, the Company had available net operating loss carryforwards of approximately $5,600,000 and $5,500,000 available to reduce future taxable income, if any, for federal and Florida income tax purposes, respectively.  The federal and state net operating loss carryforwards begin to expire in 2025.   As of December 31, 2012, the Company had federal tax credit carryforwards of $106,000 available to offset future federal  taxes payable. These federal credits begin to expire in 2022.

Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization. The Company has adjusted it deferred tax asset to record the expected impact of the limitations.

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes.  Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting.  As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $4,565,000 of income over the period 2012 through 2015. During 2012, the Company also acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rican income taxes on any Puerto Rico-sourced taxable income.  Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

The Company applies the standard relating to accounting (ASC740-10) for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  There were no significant unrecognized tax benefits recorded as of December 31, 2012, and there was no change to the unrecognized tax benefits during 2012 and 2011.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease through December 31, 2013.  The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2012 and 2011, there was no accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The tax return years 2009 through 2012 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.  In addition, all of the net operating loss credit carryforwards that may be used in future years are still subject to adjustment.  The Company is not currently under examination by any tax jurisdiction.

12.           CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash in financial institutions. At December 31, 2011, substantially all of the Company’s cash was in one bank subject to FDIC’s insurance of $250,000 per depositor per insured bank. From December 31, 2011 through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balances of the account and the ownership capacity of the funds under the Dodd-Frank Act.

The Company grants credit under normal payment terms, generally without collateral, to its customers.  These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights that may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks.  These risks may be heightened as a result of the current economic developments and market volatility.  In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future.  These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed.  The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable as of December 31, 2012 and 2011.

As of, and for the years ended, December 31, 2012 and 2011, concentrations of significant customers were as follows:

	Accounts Receivable	Revenues
2012
C2 Utility	10%	4%
Ericsson Caribbean	11%	5%
Verizon Communications, Inc.	3%	7%
Nexlink	0%	14%
Ericsson, Inc.	33%	33%

	Accounts Receivable	Revenues
2011
Danella Construction Corp. of FL, Inc.	4%	17%
Alpha Technologies Services	8%	1%
Verizon Communications, Inc.	48%	56%
Hotwire Communications	5%	4%
Miami-Dade County ETSD	1%	5%
Miami Dade County Public Schools	28%	4%

Geographic Concentration Risk

Substantially all of the Company’s customers are located within the United States.

13.           COMMITMENTS AND CONTINGENCIES

The Company leases certain of its property under leases that expire on various dates through 2016.  Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

Rent expense incurred under the Company’s operating leases amounted to $174,513 and $59,104 during 2012 and 2011, respectively.

The future minimum obligation during each year through 2016 under the leases with non-cancelable terms in excess of one year is as follows:

Years Ended December 31,	Future Minimum Lease Payments
2013	$197,397
2014	133,214
2015	121,655
2016	66,000
Total	$518,266

14.            STOCKHOLDERS’ DEFICIT

Common Stock:

Reverse stock split

On December 7, 2012, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of 1-for-125. The reverse stock split became effective on January 14, 2013. All applicable share and per-share amounts have been retroactively adjusted to reflect the reverse stock split.

Issuance of shares of common stock to third-party for services

During 2011, the Company issued 16,000 shares of its common stock to a consultant, Birbragher Ins Trust, in exchange for consulting services relating to corporate matters.  The shares were valued at $15 per share.

During 2011, the Company issued 8,000 shares of its common stock to Interactive Business Alliance in exchange for consulting services relating to public relations.  The shares were valued at $13.75 per share.

The aggregate consideration for the issuance of shares of the Company’s common stock for services amounted to $350,000 during 2011 and is reflected in the accompanying consolidated statement of operations as operating expenses.

During 2012, the Company issued 132,000 shares of the Company’s common stock in exchange for consulting services.  The shares were valued at an average price of $2.57 per share for a value of $338,900.

Issuance of shares of common stock to employees, directors, and officers

During 2011, the Company issued 84,000 shares of its common stock to employees as bonuses.  The shares were valued at the weighted-average price of $16.20 per share.  The aggregate consideration for the issuance of shares of the Company’s common stock to its employees amounted to $1,361,000 during 2011 and is reflected in the accompanying consolidated statement of operations as salary and wages.

During 2012, the Company issued 40,000 shares of the Company’s common stock to directors and officers for services rendered.  The shares were valued at $0.75 per share for a value of $30,000.

Issuance of shares of common stock pursuant to conversion of notes payable

During 2011, the Company issued 117,386 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $123,998.  The shares were valued at the conversion price of $1.06 per share.  The aggregate consideration for the issuance of the shares of the Company’s common stock to the third-party lender amounted to $123,998.  The difference between the aggregate consideration issued and the principal amount converted, which amounted to $23,998, has been recorded as interest expense in the accompanying consolidated statement of operations.

Issuance of shares pursuant to convertible notes payable

During 2012, the Company issued 177,270 shares of its common stock pursuant to convertible notes payable at a weighted-average price of $0.86 per share, for a value of $153,216.

Issuance of shares pursuant to completed business combinations

During 2011, the Company issued 68,000 shares of its common stock in connection with the acquisition of Tropical and RM Engineering.  The shares were valued at $1.15 per share for an aggregate consideration of $78,220.

During 2012, the Company issued 40,000 shares of its common stock with a fair market price of $1.9375 per share in connection with the acquisition of TNS. The total value of the stock issued was $77,500.

Issuance of shares pursuant to pending acquisition

During 2011, the Company issued in the aggregate 16,856 shares of its common stock to three stockholders of Premier Cable Designs, Inc., an engineering company that the Company proposed to acquire.  The shares were valued at $17.25 per share for an aggregate consideration of $290,766.  The shares were held in deposit and are reflected as deposits in the accompanying consolidated balance sheet at December 31, 2011.  During 2012, the Company determined that that acquisition was not going to occur. As the stockholders of Premier Cable Design did not have to return the shares, the Company expensed the amount recorded as a deposit.

Issuance of shares to satisfy liabilities

During 2011, the Company issued 20,000 shares of its common stock to a third-party lender pursuant to the conversion of a note payable of $25,000.  The shares were valued at $1.25 per share.  The aggregate consideration for the issuance of the shares of the Company’s common stock to the third-party lender amounted to $25,000.

Issuance of shares pursuant to loans

During 2011, the Company issued 16,000 shares of its common stock to a note holder pursuant to the terms of the loan, and it issued, in the aggregate, 32,000 shares of its common stock to a note holder to cure the lack of payment at maturity dates.  The shares were valued at $7.78 per share.  The aggregate consideration for the issuance of the shares of the Company’s common stock to the two note holders amounted to $373,426, which is reflected as interest expense in the consolidated balance sheets.

Issuance from sale of shares

During 2011, the Company sold, in the aggregate, 27,271 shares of its common stock at a price of $2.02 per share, for net proceeds of $55,000.

Issuance of shares pursuant to loan modification

During 2011, the Company recorded the deemed issuance of 16,596 shares of its common stock pursuant to a loan modification. The shares were valued at a price of $14.62 per share. The aggregate consideration for the issuance of the shares of common stock to the lender pursuant to such modifications amounted to $242,702 and has been recorded as debt discount in the consolidated statement of operations.

Issuance of shares to satisfy obligations pursuant to warrants

During 2012, the Company issued 199,522 shares of its common stock to UTA in exchange for UTA exercising common stock warrants with a cashless exercise. The common stock was valued at the price of $2.00 per share. The total value of the shares issued was $352,762, and recorded as interest expense.

Preferred Stock:

The Company evaluated and concluded that its Series B, C, E, F, G and H Preferred Stock did not meet the criteria in ASC 480-10 and thus were not considered liabilities. The Company evaluated and concluded that the embedded conversion feature in preferred series B, C, E, G and H did not meet the criteria of ASC 815-10-25-1 and does not need to be bifurcated.  In accordance with ASR 268 and ASC 480-10-S99 these equity securities are required to be classified outside of permanent equity since they are redeemable for cash.  These instruments are currently redeemable and thus have been adjusted to their maximum redemption amount.

The Company evaluated and concluded that its Series D Preferred Stock did not meet any the criteria in ASC 480-10 and thus was not considered a liability. The Company evaluated and concluded that the embedded conversion feature in the Series D Preferred Stock did not meet the criteria of ASC 815-10-25-1 and does not need to be bifurcated.  In accordance with ASR 268 and ASC 480-10-S99, the shares of Series D Preferred Stock should be classified outside of permanent equity because such shares can be redeemed for cash.  These share are not currently redeemable and thus have been recorded based on fair value at the time of issuance.   If redemption becomes probable (liquidation event) the shares will become redeemable and they will be recorded to redemption value.

The Company evaluated and concluded that its Series I Preferred Stock did not meet any the criteria in ASC 480-10 and thus was not considered a liability. The Company evaluated and concluded that the embedded conversion feature in the Series I Preferred Stock did not meet the criteria of ASC 815-10-25-1 and does not need to be bifurcated.  In accordance with ASR 268 and ASC-480-10, the shares of Series I Preferred Stock and should be classified outside of permanent equity because such shares can be redeemed for cash.  These shares are not currently redeemable and are not probable of being redeemed and thus have been recorded based on their fair value at the time of issuance.  If redemption becomes probable, or the shares will become redeemable, they will be recorded to redemption value.

Series A

On June 1, 2011, the Company designated 20,000,000 of its 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock has no dividend rights and is convertible into shares of common stock of the Company at a conversion ratio of ten shares of common stock for every one share of Series A Preferred Stock.  The Series A Preferred Stock is redeemable at a price of $0.0001 per share and entitles the holder to voting rights at a ratio of ten votes for every one share of Series A Preferred Stock.

On November 1, 2011, the Company’s Board of Directors authorized the issuance of 2,000,000 shares of the Series A Preferred Stock to three of the Company’s principal officers valued at the fair market value of $0.01 per share and recorded in the accompanying financials statements as stock compensation expense.  The carrying amount of the Series A Preferred Stock was based on the fair value of the Company’s underlying shares of common stock.  The aggregate consideration for the issuance of shares of Series A Preferred Stock amounted to $2,000,000, which is reflected as selling, general and administrative expense.

Series B

On June 28, 2011, the Company designated 60,000 of its authorized shares of preferred stock as Series B Preferred Stock (the “Series B Preferred Stock”).  The Series B Preferred Stock has no dividend rights and each share of Series B Preferred Stock is convertible into such number of shares of common stock of the Company as is equal to 0.00134% of the Company’s total common stock outstanding on a fully-diluted basis.  The Series B Preferred Stock is redeemable, at the option of the holder, at a price of $1,000 per share, and entitles the holders to one vote for each share of common stock to be received on an as if converted basis.  In June  2011, the Company sold and received subscriptions for the sale of 15,000 shares of Series B Preferred Stock at $1,000 per share from three individuals and a trust.  One of the individuals is, and the trust is a related party to, the current chief executive officer of the Company.  During 2012, the Company sold, and received subscriptions from four individuals for the purchase of, 16,021 shares of Series B Preferred stock for cash consideration in the aggregate amount of $1,585,000.  Three individuals also converted a principal amount of debt and accrued interest thereon in the aggregate amount of $616,760 into 6,479 shares of Series B Preferred Stock.

Series C

On December 23, 2011, the Company designated 1,500 shares of the authorized shares of preferred stock as Series C Preferred Stock (the “Series C Preferred Stock”).  Series C Preferred Stock has a stated value of $1,000.00 per share, and entitles holders to receive cumulative dividends at the rate of 10% of the stated value per annum payable quarterly.  Holders of Series C Preferred Stock have a two-year option to convert their shares of Series C Preferred Stock to common stock at a rate per share equal to 0.025% of the issued and outstanding common stock at the time of the conversion.

Series D

On December 31, 2011, the Company designated 1,000 shares of its authorized shares of preferred stock as Series D Preferred Stock (the “Series D Preferred Stock”).  The Series D Preferred Stock has an initial stated value of $1,000 per share and entitles holders to receive cumulative dividends at the annual rate of 10% of the stated value per share, payable quarterly in cash or shares of common stock, at the election of the Company, beginning on March 31, 2012.  The Series D Preferred Stock is non-voting, non-redeemable and is convertible at any time the market capitalization of the Company’s common stock exceeds $15 million or the shares of common stock are trading at a per share price in excess of $43.75 per share for a 10-day trading period.  The number of shares of common stock issuable upon conversion shall be calculated by dividing the stated amount of the Series D Preferred Stock by the closing price of the common stock on the last business date preceding written notice by the Company to the holders of the Series D Preferred Stock of the Company’s decision to convert such shares.  On December 31, 2011, the Company’s Board of Directors authorized the issuance of 408 shares of Series D Preferred Stock to one of the Company’s former principal officers in settlement of a note payable due the officer aggregating $405,872, including unpaid interest.

Series E

On September 17, 2012, the Company designated 3,500 shares of its authorized shares preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”).  Series E Preferred Stock has a stated value of $1,000 per share, and receive cumulative dividends at a rate of 12% per annum paid quarterly, beginning on September 30, 2012.  The dividends are payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series E Preferred Stock have a one-year option to convert their shares of Series E Preferred Stock to common stock of the Company.  In aggregate, the shares of Series E Preferred Stock are convertible into a number of shares of common stock amounting to 9.8% of the fully-diluted capitalization of the Company.  The shares of Series E Preferred Stock are redeemable at $1,000 per share, at the option of the holder.

Series F

On September 17, 2012, the Company designated 4,800 shares of its authorized shares preferred stock as Series F Preferred Stock (the “Series F Preferred Stock”).  Series F Preferred Stock has an initial stated value of $1,000 per share, and entitles the holders to receive cumulative dividends at the rate of 12% per annum payable quarterly, beginning on September 30, 2012. The dividends are payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series F Preferred Stock have an option to convert their shares of Series F Preferred Stock to common stock on the fourth day after the Company’s associated registration statement under the Securities Act of 1933, as amended, is declared effective by the Securities and Exchange Commission and for a period of one year thereafter.  The shares of Series F Preferred Stock are convertible at the lesser of (i) the last quoted price of the common stock on third day following the effective date of the associated registration statement or (ii) the average of the last reported sale price for each of the three trading days prior to the date of conversion.  The shares of Series F Preferred Stock are redeemable at $1,000 per share, at the option of the holder.

Series G

On September 17, 2012, the Company designated 2,000 shares of its authorized preferred stock as Series G Preferred Stock (the “Series G Preferred Stock”).  Series G Preferred Stock has an initial stated value of $1,000 per share, and entitles the holders to receive cumulative dividends at a rate of 12% per annum payable quarterly, beginning on September 30, 2012.  The dividends are payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series G Preferred Stock have an option to convert their shares of Series G Preferred Stock into the Company’s common stock upon the occurrence of a default of payment of an earnout or working capital loan in connection with the Company’s acquisition of the ADEX Entities and after the associated registration statement is declared effective by the Securities and Exchange Commission.  The shares of Series G Preferred Stock are convertible at the rate equal to the earnout or working capital loan payment that is under default divided by $1,000 and by the lesser of (i) the last quoted price of the common stock on third day following the effective date of the associated registration statements or (ii) the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series G Preferred Stock are redeemable at the amount of earnout or working capital loan upon the occurrence of default, at their then carrying value, at the option of the holder.

Series H

On October 25, 2012, the Company designated 2,000 shares of its authorized preferred stock as Series H Preferred Stock (the “Series H Preferred Stock”).  Series H Preferred Stock has an initial stated value of $1,000 per share, and entitles the holders to receive cumulative dividends at a rate of 10% per month, up to 150%.  The dividends are payable in cash or shares of the Company’s common stock, at the Company’s option, upon conversion or redemption.  Holders of Series H Preferred Stock have a one-year option to convert their shares of Series H Preferred Stock to common stock, beginning 90 days after the date of issuance.  In the aggregate, the shares of Series H Preferred Stock are convertible into a number of shares of common stock amounting to 4.49% of the fully-diluted capitalization of the Company.  The shares of Series H Preferred Stock are redeemable at $1,000 per share, at the option of the holder, beginning 180 days after the date of their issuance.  The Company may delay the payment of the redemption amount by paying interest thereon at the rate of 2% per month until paid.  During the fourth quarter of 2012, the Company received subscription agreements and cash and issued 1,425 shares of Series D Preferred Stock in exchange for receiving $1,425,000.

Series I

On November 30, 2012, the Company designated 4,500 shares of its authorized preferred stock as Series I Preferred Stock (the “Series I Preferred Stock”).  Series I Preferred Stock has an initial stated value of $1,000 per share.  Holders of Series I Preferred Stock have an option to convert their shares of Series I Preferred Stock to common stock on the earlier of the 30th day after the associated registration statement is declared effective by the Securities and Exchange Commission or 120 days after the date of their issuance.  The shares of Series I Preferred Stock are convertible into common stock at the rate equal to the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series I Preferred Stock are redeemable at $1,000 per share, at the option of the holder, beginning on the 31st day after the associated registration statement is declared effective by the Securities and Exchange Commission and until the Company has redeemed up to $750,000 of Series I Preferred Stock.

A summary of the transactions related to the Company’s Preferred Stock classified as temporary equity during 2011 and 2012 is as follows:

	Common stock		Series B		Series C		Series D		Series E		Series F		Series H		Series I
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$
Balance January 1, 2011	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Issuance to officer for debt owed	-	-	-	-	-	-	408	405,872	-	-	-	-	-	-	-	-
Shares to be issued for waiver of 2011 salary	-	-	-	-	-	-	200	$200,000	-	-	-	-	-	-	-	-
Issuance pursuant to private placement	-	-	15,000	$15,000	-	-	-	-	-	-	-	-	-	-	-	-
Balance December 31, 2011	-	-	15,000	$15,000	-	$-	608	$605,872	-	$-	-	$-	-	$-	-	$-
Issuance pursuant to private placement	-	-	16,021	1,585,000	1,500	1,500,000	-	-	2,575	2,575,000	-	-	1,425	1,425,000	-	-
Issuance pursuant to unpaid 2012 salary	-	-	-	-	-	-	400	352,344	-	-	-	-	-	-	-	-
Issuance from conversion of debt and interest	-	-	6,479	616,760	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred stock into common shares	-	-	-	-	-	-	(400)	(352,344)	-	-	-	-	-	-	-	-
Issuance pursuant to private acquisition	-	499,921	-	-	-	-	-	-	-	-	3,575	3,575,000	-	-	4,500	4,187,151
Balance December 31, 2012	-	$499,921	37,500	$2,216,760	1,500	$1,500,000	608	$605,872	2,575	$2,575,000	3,575	$3,575,000	1,425	$1,425,000	4,500	$4,187,151

15.           RELATED PARTIES

At December 31, 2012 and 2011, the Company had outstanding the following loans from related parties:

	December 31,
	2012	2011

Principal shareholders of the Company, unsecured, non-interest bearing, due on demand	$-	$1,635
Promissory notes, 30% interest, maturing in June 2013, unsecured	350,000	825,761
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1,007, unsecured and personally guaranteed by officer, due November 2016	105,694	110,293

Former owner of ERFS, unsecured, non-interest bearing, due on demand	8,700	-

Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	19,402	3,729
	483,795	941,418
Less: current portion of debt	(378,102)	(5,364)
Long term portion of notes payable, related parties	$105,694	$936,054

The interest expense associated with the related-party notes payable in the years ended December 31, 2012 and 2011 amounted to $83,609 and $29,893, respectively.

30% Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement (“Master Agreement”) with Tekmark Global Solutions, LLC (“Tekmark”) and MMD Genesis, LLC. (“MMD Genesis”).  Pursuant to the Master Agreement, the Company received financing in the original principal amount of up to $2,000,000 from Tekmark and a line of credit in the original principal amount of up to $1,000,000 from MMD Genesis.  Each loan was evidenced by a two-year promissory note that bore interest at the rate of 2.5% per month.  The Tekmark funding was secured by the Company’s accounts receivable. Funding by Tekmark will be in the form of payroll funding support for specific and approved customers of Digital.  As of December 31, 2011, the balances owed to Tekmark and MMD Genesis was $497,381 and $328,380, respectively, or $825,761 in total. As of December 31, 2012, the balances owed to Tekmark and MMD Genesis were $0 and $350,000, respectively.

Series B Preferred Stock Financing

Between July 2011 and December 2012, the Company sold an aggregate of 37,500 shares of its Series B Preferred Stock at for an aggregate purchase price of $2,216,760 to certain of the Company’s existing stockholders that qualified as “accredited investors” within the meaning of the Securities Act, including certain of the Company’s affiliates.  Forward Investment LLC, which owns more than 5% of the Company’s outstanding capital stock, purchased 13,615 shares for a purchase price of $825,000.  Mark Munro 1996 Charitable Remainder Trust, which owns more than 5% of the Company’s outstanding capital stock, purchased 1,051 shares for a purchase price of $100,000.  Additionally, the Company’s Chief Executive Officer, Mark Munro, purchased 7,902 shares for a purchase price of $469,460, Charles Miller, a director of the Company, purchased 263 shares for a purchase price of $25,000 and Mark Durfee, a director of the Company, purchased 12,564 shares for a purchase price of $725,000.

Series C Preferred Stock Financing

Between January 2012 and July 2012, the Company sold an aggregate of 1,500 shares of its Series C Preferred Stock at $1,000 per share for an aggregate purchase price of $1,500,000.  These sales were made to “accredited investors” within the meaning of the Securities Act, including certain of the Company’s affiliates.  A company owned by the Company’s Chief Executive Officer, Mark Munro, purchased 75 shares for a purchase price of $75,000 and Neal Oristano, a director of the Company, purchased 50 shares for a purchase price of $50,000.

Series E Preferred Stock Financing

Between September 2012 and January 2013, the Company sold an aggregate of 2,725 shares of its Series E Preferred Stock at $1,000 per share for an aggregate purchase price of $2,725,000. These sales were made to “accredited investors” within the meaning of the Securities Act, including certain of the Company’s affiliates.  Charles K. Miller, a director of the Company, purchased 25 shares for a purchase price of $25,000.  A company owned by the Company’s Chief Executive Officer, Mark Munro, purchased 25 shares for a purchase price of $25,000.

16.           SUBSEQUENT EVENTS

Amendment to MidMarket Capital Term Loan

As of December 31, 2012, certain events of default had occurred and were continuing under the Company’s term load agreement with two lenders for which MidMarket Capital was serving as agent (the “Agent”), including events of default relating to a number of financial covenants under the loan agreement.   On March 22, 2013, the Company and its subsidiaries entered into the second amendment to the loan agreement with the lenders and the Agent pursuant to which, among other agreements, all of the existing events of default by the Company were waived and the financial covenants that gave rise to certain of the events of default were amended as follows (defined terms are as defined in the loan agreement):

(i)           Minimum Liquidity.  As amended, liquidity shall not be less than the amount set forth below, to be maintained at all times during and at the end of each period specified below:

Periods	Liquidity
September 17, 2012 through November 13, 2012	$200,000
November 13, 2012 through December 31, 2012	$1,000,000
January 1, 2013 through March 22, 2013	$1,500,000
March 22, 2013 through June 30, 2013	$200,000
July 1, 2013 through September 30, 2013	$1,500,000
October 1, 2013 through December 31, 2013	$2,000,000
January 1, 2014 through March 31, 2014	$2,500,000
April 1, 2014 and at all times thereafter	$3,000,000

(ii)           Capital Expenditures.  As amended, Capital Expenditures (whether or not financed) shall not exceed $500,000 for the four fiscal quarters ending on each of December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.

(iii)           Fixed Charge Coverage Ratio.  As amended, the Fixed Charge Coverage Ratio as of the end of each fiscal quarter, in each case for the trailing period of four (4) consecutive fiscal quarters then ended, shall be not less than the ratio set forth below opposite the last day of each fiscal quarter set forth below, provided that, for purposes of calculating compliance with this covenant, with respect to Debt Payments for the fiscal quarter ended on December 31, 2012, the two fiscal quarters ending on March 31, 2013 and the three fiscal quarters ending on June 30, 2013, such Debt Payments shall be annualized by multiplying such Debt Payments by a factor of 4, 2 and 1.33, respectively:

Period Ending On	Fixed Charge Coverage Ratio
March 31, 2013	1.05 to 1.00
June 30, 2013	1.05 to 1.00
September 30, 2013	1.15 to 1.00
December 31, 2013	1.20 to 1.00
March 31, 2014	1.25 to 1.00
June 30, 2014	1.30 to 1.00
September 30, 2014	1.35 to 1.00
December 31, 2014	1.40 to 1.00
March 31, 2015	1.45 to 1.00
June 30, 2015	1.50 to 1.00
September 30, 2015	1.60 to 1.00
December 31, 2015	1.70 to 1.00
March 31, 2016	1.80 to 1.00
June 30, 2016	1.90 to 1.00
September 30, 2016 and the last day of each succeeding fiscal quarter thereafter	2.00 to 1.00

(iv)           Total Debt Leverage Ratio.  As amended, the Total Debt Leverage Ratio shall not be greater than the levels specified below as of the end of, and for, each period indicated below, with Adjusted EBITDA measured for the trailing period of four (4) consecutive fiscal quarters then ended:

Period Ending On	Total Debt Leverage Ratio
March 31, 2013	7.25 to 1.00
June 30, 2013	6.50 to 1.00
September 30, 2013	5.50 to 1.00
December 31, 2013	5.00 to 1.00
March 31, 2014	4.75 to 1.00
June 30, 2014	4.50 to 1.00
September 30, 2014	4.25 to 1.00
December 31, 2014	3.75 to 1.00
March 31, 2015	3.50 to 1.00
June 30, 2015	3.25 to 1.00
September 30, 2015	2.75 to 1.00
December 31, 2015	2.50 to 1.00
March 31, 2016	2.25 to 1.00
June 30, 2016 and the last day of each succeeding fiscal quarter thereafter	2.00 to 1.00

(v)           Senior Debt Leverage Ratio.  As amended, the Senior Debt Leverage Ratio shall not be greater than the levels specified below as of the end of, and for, each period indicated below, with Adjusted EBITDA measured for the trailing period of four (4) consecutive fiscal quarters then ended:

Period Ending On	Senior Debt Leverage Ratio
March 31, 2013	5.10 to 1.00
June 30, 2013	5.00 to 1.00
September 30, 2013	4.50 to 1.00
December 31, 2013	3.50 to 1.00
March 31, 2014	3.25 to 1.00
June 30, 2014	3.00 to 1.00
September 30, 2014	2.75 to 1.00
December 31, 2014	2.50 to 1.00
March 31, 2015	2.25 to 1.00
June 30, 2015	2.00 to 1.00
September 30, 2015	1.75 to 1.00
December 31, 2015	1.50 to 1.00
March 31, 2016	1.25 to 1.00
June 30, 2016 and the last day of each succeeding fiscal quarter thereafter	1.00 to 1.00

Proposed Acquisitions

              Telco Professional Services Division.  In November 2012, the Company executed a definitive agreement to acquire the Telco Professional Services and Handset Testing business division (Telco) of Tekmark Global Solutions, LLC, a New Jersey limited liability company.  The Company plans to integrate this professional service and telecommunications staffing business with its ADEX subsidiary in order to expand its project staffing business and its access to skilled labor.

Under the terms of the purchase agreement, the Company will acquire certain assets and assume certain liabilities of Telco in exchange for the following consideration to be paid or issued by the Company at the closing: (i) cash in an amount equal to five times Telco’s trailing twelve-month EBITDA, and (ii) a number of shares of the Company’s common stock having a value equal to five times Telco’s trailing 12-month EBITDA. The Company and Tekmark are required within 60 days of closing to adjust the initial closing payment such that it equals Telco’s true trailing 12-month EBITDA after accounting for any additional liabilities or adjustments. The Company also agreed to make a cash payment in an amount equal to Telco’s forward EBITDA calculated for the 12-month period commencing on the day of the first calendar month after the closing date.

In addition, the purchase consideration is also required to be increased by Telco’s excess net working capital at closing, which consists of current assets (including accounts receivable), less current liabilities, less total payroll expenses (including applicable fringe benefits) and fixed operating costs for the 60 days prior to closing.

At Tekmark’s discretion, a portion of the original cash payment can be taken in the Company’s common stock with a put provision requiring the Company to repurchase such shares for the original cash value under certain circumstances.

Finally, as additional consideration, the Company agreed to pay Tekmark an amount equal to two times the growth of Telco’s adjusted EBITDA in excess of the calculation used for the initial cash payment for each of the two 12-month periods immediately following the closing date.

              Integration Partners-NY Corporation.  In November 2012, the Company executed a definitive agreement to acquire Integration Partners-NY Corporation (IPC), a full-service voice and data network engineering firm based in New York.  IPC serves both corporate enterprises and telecommunications service providers.  The Company believes the acquisition of IPC will support the cloud and managed services aspect of its business, as well as improve its systems integration and applications capabilities.

Under the terms of the purchase agreement, the Company will acquire all the capital stock of IPC in exchange for the following consideration to be paid or issued by the Company at the closing: (i) cash in an amount equal to five and two tenths (5.2X) times IPC’s trailing 12-month EBITDA, and (ii) a number of shares of the Company’s common stock having a value equal to two tenths of one percent (.2X) times IPC’s trailing 12-month EBITDA.

The Company also agreed to pay an amount equal to six tenths of one percent (.6X) times IPC’s forward EBITDA calculated for  the 12-month period commencing on the first day of the first calendar month after the closing date.

As additional consideration, the Company agreed to pay the IPC shareholders an amount equal to two (2X)  times the growth of IPC’s adjusted EBITDA in excess of the calculation used for the initial cash payment  for each of the two 12-month periods immediately following the closing date.

Any of IPC’s shareholders can elect to take the Company’s common stock instead of cash at closing, provided that such portion of the purchase price cannot exceed one (1X) times IPC’s EBITDA.

An amount equal to seven percent (7%) of the total consideration will be placed in escrow for nine months to account for any contingent liabilities, bad debts or breaches of any representations and warranties and covenants by the sellers in the purchase agreement.