Form 10-Q
period 2013-03-31
INTERCLOUD SYSTEMS, INC.
filed 2013-05-15
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH, 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________
Commission file number: 000-32037

INTERCLOUD SYSTEMS, INC.
(Name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  2,799,562 shares of common stock were issued and outstanding as of May 10, 2013.

FORWARD-LOOKING STATEMENTS

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.   These risk factors also should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on any forward-looking statements and you should carefully review this report in its entirety.   These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  As we are currently considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "we", "our", the "Company" and similar terms refer to InterCloud Systems, Inc., a Delaware corporation, and its wholly owned subsidiaries, Tropical Communications, Inc. (Tropical”),  Rives-Monteiro Leasing (“RML”), TNS, Inc. (“TNS”), Environmental Remediation and Financial Service, LLC (“ERFS”), ADEX Corporation, ADEX Puerto Rico LLC and ADEXCOMM Corporation (collectively, “ADEX”, or the “ADEX entities”), AW Solutions Inc. and our 49%- owned subsidiary, Rives-Monteiro Engineering, LLC (“RME”).  In addition, when used herein and unless specifically set to the contrary, “2012” refers to the year ended December 31, 2012.

The information that appears on our web site at www.InterCloudsys.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2013	2012
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,267,713	$646,978
Accounts receivable, net of allowances of $458,860 and $522,297, respectively	8,758,086	8,481,999
Deferred loan costs	308,047	298,517
Note receivable	200,000	-
Other current assets	1,074,579	756,477
Total current assets	11,608,425	10,183,971

Property and equipment, net	345,800	367,624
Goodwill	20,561,980	20,561,980
Intangible assets, net	8,946,011	9,105,843
Deferred loan costs, net of current portion	1,446,848	1,528,262
Other assets	134,395	118,563

Total Assets	$43,043,459	$41,866,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$5,657,916	$4,164,464
Deferred revenue	59,489	135,319
Income taxes payable	88,714	123,605
Bank debt, current portion	375,021	352,096
Notes, Related Parties	594,398	378,102
Notes, acquisition related	4,519,307	4,624,367
Term loans, current portion, net of debt discount	3,666,491	3,632,528
Total current liabilities	14,961,336	13,410,481

Other Liabilities:
Bank debt, net of current portion	132,301	207,831
Notes, Related Parties; net of current portion	105,694	105,694
Deferred tax liability	2,153,656	2,374,356
Term loans, net of current portion, and debt discount	11,527,066	11,880,237
Derivatives	17,964	33,593
Total other liabilities	13,936,681	14,601,711

Series F, convertible preferred stock, $0.0001 par value,
12% cumulative, annual dividend, 4,800 shares authorized
575 and 575 issued and outstanding, at March 31, 2013 and December 31, 2012 $575,000 liquidation preference	557,933	557,933

Total Liabilities	29,455,950	28,570,125

Common stock with $1.25 put option, 40,000 and 40,000 shares issued and
outstanding on March 31, 2013 and December 31, 2012, $500,000 liquidation preference, respectively	499,921	499,921

Redeemable Series B, convertible preferred stock,
$0.0001 par value, authorized 60,000 shares, 37,500 and 37,500 shares issued and
outstanding at March 31, 2013 and December 31, 2012, $2,216,760 liquidation preference	2,216,760	2,216,760
Redeemable Series C, convertible preferred stock,
10% cumulative annual dividend; $1,000 stated value, 1,500 authorized,
1,500 and1,500 issued and outstanding at March 31, 2013 and December 31,2012, $1,500,000 liquidation preference	1,500,000	1,500,000
Redeemable Series D, convertible preferred stock, 10% cumulative annual dividend, $1,000 stated value, authorized
1,000 shares; 42 and 608 shares issued and outstanding at March 31, 2013 and December 31, 2012, $40,212 and $605,872 liquidation preference, respectively	40,212	605,872
Redeemable Series E, convertible preferred stock, $0.0001 par value,
12% cumulative annual dividend; $1,000 stated value,
3,500 shares authorized; 2,875 and 2,575 shares issued and outstanding at
March 31, 2013 and December 31, 2012, $2,875,000 and $2,575,000, respectively liquidation preference	2,875,000	2,575,000
Redeemable Series F, convertible preferred stock, $0.0001 par value,
12% cumulative annual dividend; 4,800 shares authorized
3,575 and 3,575 issued and outstanding at March 31, 2013 and December 31, 2012, $3,575,000 liquidation preference	3,575,000	3,575,000
Redeemable Series H, convertible preferred stock,
10% cumulative monthly dividend up to 150%; 2,000 shares authorized
1,425 and 1,425 issued and outstanding at March 31, 2013 and December 31, 2012, $1,425,000 liquidation preference	1,425,000	1,425,000
Redeemable Series I, convertible preferred stock,
$0.0001 par value, authorized 4,500 shares;
4,500 and 4,500 shares issued and outstanding at March 31, 2013 and December 31, 2012, $4,500,000 liquidation preference	4,187,151	4,187,151
Total temporary equity	16,319,044	16,584,704

Stockholders' Deficit:
Series A, convertible preferred stock, $0.0001 par value,
20,000,000 authorized; 0 and 2,000,000 issued and outstanding at March 31, 2013 and December 31, 2012	-	200
Common stock; $0.0001 par value; 500,000,000 shares authorized; 2,799,562 and
1,995,030 issued and outstanding as of March 31, 2013 and December 31, 2012	280	200
Additional paid-in capital	10,738,387	9,095,366
Accumulated deficit	(13,557,190)	(12,506,322)
Total InterCloud Systems, Inc. stockholders' deficit	(2,818,523)	(3,410,556)
Non-controlling interest	86,988	121,970
Total stockholders' deficit	(2,731,535)	(3,288,586)

Total liabilities, non-controlling interest and stockholders’ deficit	$43,043,459	$41,866,243

See Accompanying Notes to Unaudited Consolidated Financial Statements

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2013	2012
		(Restated)

Revenues	$12,401,933	$1,520,035
Cost of revenue	8,766,303	864,680
Gross profit	3,635,630	655,355

Operating expenses:
Depreciation and amortization	197,610	29,730
Salaries and wages	1,661,769	453,829
Change in fair value of contingent consideration	(105,060)	-
General and administrative	1,275,826	430,830
Total operating expenses	3,030,145	914,389

Income (loss) from operations	605,485	(259,034)

Other income (expenses):
Change in fair value of derivative instruments	15,629	(780)
Interest expense	(1,336,579)	(61,330)
Total other expense	(1,320,950)	(62,110)

Net loss before benefit for income taxes	(715,465)	(321,144)

Benefit for income taxes	(220,700)	-

Net loss	(494,765)	(321,144)

Net loss attributable to non-controlling interest	34,982	5,051

Net loss attributable to InterCloud Systems, Inc.	(459,783)	(316,093)

Less dividends on Series C, D, E, F and H Preferred Stock	(591,085)	(17,722)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(1,050,868)	$(333,815)

Loss per share attributable to InterCloud Systems, Inc. common stockholders:
Basic	$(0.50)	$(0.25)
Diluted	$(0.50)	$(0.25)

Basic weighted average common shares outstanding	2,103,957	1,341,110
Diluted weighted average common shares outstanding	2,103,957	1,341,110

See Accompanying Notes to Unaudited Consolidated Financial Statements

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2013 to March 31, 2013

			Preferred Stock		Additional		Non-
	Common Stock		Series A Convertible		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2012	1,995,930	$200	2,000,000	$200	$9,095,366	$(12,506,322)	$121,970	$(3,288,586)

Issuance of shares for conversion of preferred dividends	164,023	16			246,306			246,322
Issuance of shares to non-employees for services	25,000	3			84,498			84,501
Conversion of Series D Preferred Stock	157,949	16			565,644			565,660
Conversion of Series A Preferred Stock	160,000	16	(2,000,000)	(200)	184			-
Issuance of shares to employees for stock based compensation	20,000	2			57,598			57,600
Issuance of shares for waiver of debt covenants	81,500	8			248,567			248,575
Issuance of shares for option exercise	20,000	2			14,998			15,000
Issuance of shares pursuant to conversion of notes payable	175,160	17			425,226			425,243
Preferred dividends						(591,085)		(591,085)
Net loss						(459,783)	(34,982)	(494,765)

Ending balance, March 31, 2013	2,799,562	$280	-	$-	$10,738,387	$(13,557,190)	$86,988	$(2,731,535)

See Accompanying Notes to unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2013		2012
			(Restated)
Cash flows from operating activities:
Net loss	$	(494,765)	$ (321,144)
Adjustments to reconcile net loss from continuing operations to net cash provided by/
(used in) operations:
Depreciation and amortization		197,610	29,730
Amortization of debt discount and deferred debt issuance costs		81,581	-
Stock compensation for services		157,100	30,000
Change in fair value of derivative liability		(15,629)	780
Issuance of convertible notes receivable		(200,000)	-
Change in fair value of contingent consideration		(105,060)	-
Fair value of common shares issued for waiver of debt covenants		248,575	-
Deferred Taxes		(220,700)	-
Undistributed earnings from non-controlled interest		(34,982)	(5,051)
Changes in operating assets and liabilities:
Accounts receivable		(276,086)	(277,884)
Other assets		(333,934)	916
Deferred revenue		(75,830)	-
Accounts payable and accrued expenses		1,336,523	31,599
Total adjustments		759,168	(189,910)
Net cash provided by (used in) operating activities		264,403	(511,054)

Cash flows from investing activities:
Purchases of equipment		(15,954)	(5,145)

Net cash used in investing activities		(15,954)	(5,145)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs		300,000	801,948
Proceeds from bank borrowings		52,500	71,000
Repayments of notes and loans payable		(405,214)	(458,783)
Proceeds from related party borrowings		425,000	121,649

Net cash provided by financing activities		372,286	535,814

Net increase in cash		620,735	19,615

Cash, beginning of period		646,978	89,285

Cash, end of period		$1,267,713	$108,900

Supplemental disclosures of cash flow information:
Cash paid for interest		$73,874	$112,863
Cash paid for income taxes		$10,605	$-

Non-cash investing and financing activities:
Issuance of shares to lenders for waiver of debt covenants		$248,575	$18,453
Common stock issued on debt conversion		$425,243	$-
Conversion of preferred stock into common stock		$565,660	$-
Preferred dividends		$591,085	$76,985
Conversion of preferred dividends into common stock		$246,322	$-

See Accompanying Notes to unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ACCOUNTING POLICIES

Basis of Presentation

InterCloud Systems, Inc. (formerly known as Genesis Group Holdings, Inc. and Genesis Realty Group, Inc.) (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware.  Prior to December 31, 2009, the Company was a development-stage company and had limited activity. The Company’s initial activities were devoted to developing a business plan, structuring and positioning itself to take advantage of available acquisition opportunities and raising capital for future operations and administrative functions. The Company began filing periodic reports with the Securities and Exchange Commission in November 2000. The Company has not listed its shares on any national securities exchange. The Company's shares have been quoted on the OTCBB since March 2011.

On August 1, 2008, the Company authorized an increase in the number of shares of common stock to 500,000,000 shares of common stock and authorized 50,000,000 shares of a new class of preferred stock, par value $0.0001 per share.

On January 14, 2010, the Company acquired all of the outstanding shares of Digital Comm, Inc., a Florida corporation (“Digital”), in exchange for 50,000,000 shares of common stock of the Company.  Digital was originally formed on September 13, 2006 and, on January 14, 2010, was reorganized as a wholly-owned subsidiary of the Company.  Digital is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable.  These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director. The Company did not attribute any value to its equity investment in Digital at March 31, 2013 or December 31, 2012 based on Digital's historical recurring losses, expected future losses and its liabilities far exceeding the value of its tangible and intangible assets at such dates. As of December 31, 2012, the Company no longer owned Digtal Comm, or had any continuing involvement, and its results are not included in the Consolidated Statements of Operations for the three months ended March 31, 2013, or on the Consolidated Balance Sheet as of March 31, 2013.

Acquisitions

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

●
ADEX Corporation.  In September 2012, the Company acquired ADEX Corporation (“ADEX”), an Atlanta-based provider of staffing solutions and other services to the telecommunications industry.  ADEX’s project staffing solutions diversified the Company’s ability to service our customers domestically and internationally throughout the project lifecycle.

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy. The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess cash flow, relief of royalty and discounted cash flow methods.

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

Reverse Stock-Split

On December 7, 2012, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of 1-for-125. The reverse stock split became effective on January 14, 2013. All applicable share and per-share amounts have been retroactively adjusted to reflect the reverse stock split.

Going Concern

During the three months periods ended March 31, 2013 and the years ended December 31, 2012 and 2011, the Company suffered recurring losses from operations and at March 31, 2013 had a deficiency in working capital and stockholders equity that raise substantial doubt about its ability to continue as a going concern. The Company expects to raise capital through the sale of equity securities, debt securities, or through borrowings from principals and/or financial institutions, or any combination of the foregoing..  The Company's management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  However, there can be no assurance that additional financing that is necessary for the Company to continue its business will be available to it on acceptable terms, or at all.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis.  The Company had a net loss of approximately $1.1 million during the three months ended March 31, 2013 and had a working capital deficit of approximately $3.3 million at March 31, 2013.  At March 31, 2013, the Company had an accumulated deficit of $13.5 million as compared to an accumulated deficit of $12.5 million at December 31, 2012.  At March 31, 2013, the Company had total indebtedness of $21.6 million.  The Company cannot be certain that its operations will generate funds sufficient to repay its existing debt obligations as they come due.  The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse effect on its operations.  The Company intends to secure additional debt and equity financing to satisfy its existing obligations.  While the Company believes that it will ultimately satisfy its obligations, it cannot guarantee that it will be able to do so on favorable terms, or at all. Should the Company default on certain of its obligations and the lender foreclose on the debt, the operations of the Company’s subsidiaries will not be initially impacted.  However, following default, the lender could potentially liquidate the holdings of the Company’s operating subsidiaries sometime in the future and the Company’s operations would be significantly impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENT IN AFFILIATE COMPANY

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical (since August 2011), RM Leasing (since December 2011), ADEX (since September 2012), TNS (since September 2012), and ERFS (since December 2012).  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and all variable interest entities (“VIEs”) in which the Company has a variable interest and is deemed to be the primary beneficiary.

The unaudited consolidated financial statements include the accounts of RM Engineering (since December 2011), in which the Company owns an interest of 49%.  RM Engineering is a VIE since it meets  the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 51% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities  either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

The consolidated financial statements include the accounts of Digital, in which the Company owned a 100% interest until September 13, 2012, and a 40% interest thereafter and accounted for this 40% interest under the equity method of accounting through December 31, 2012. As of December 31, 2012, the Company had sold its remaining 40% interest in Digital and has no further interest in the Digital.

The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on April 1, 2013

SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor, providing engineering, professional consulting services and voice, data and optical solutions. Its engineering, design, installation and maintenance services support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks.  All of the Company’s operating divisions have been aggregated into one reporting segment due to their similar economic characteristics, products, production and distribution methods.

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

The Company recognizes revenues of contracts based on direct labor hours and fixed-price contracts that do not overlap a calendar month based on services provided. The aggregate amount of unbilled work-in-progress recognized by the Company as revenues was insignificant at March 31, 2013 and 2012.

The Company sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the Company records the deposit as deferred revenue and recognizes the revenue when the work is complete.

The Company does not provide refunds to its customers.

DEFERRED LOAN COSTS

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the three months ended March 31, 2013 and 2012 was $71,884 and $0, respectively.

DISTINGUISHMENT OF LIABILITIES FROM EQUITY

The Company relies on the guidance provided by ASC 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments, such as the Company’s preferred stock.  The Company first determines whether the respective financial instrument should be classified as a liability.  The Company will classify a financial instrument as a liability if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

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

 Initial Measurement

The Company records its financial instruments classified as liabilities, temporary equity or permanent equity at issuance based on their fair value, or cash received.

Subsequent Measurement

Financial instruments classified as liabilities: The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in the fair value of its financial instruments classified as liabilities are recorded as other expense/income.

Temporary equity:  At each balance sheet date, the Company reevaluates the classification of its redeemable instruments, as well as the probability of redemption. If the redemption amount is probable or currently redeemable, the Company records the instruments at its redemption value. Upon issuance, the initial carrying amount of a redeemable equity security is recorded at its fair value. If the instrument is redeemable currently at the option of the holder, it will be adjusted to its maximum redemption amount at each balance sheet date. If the instrument is not redeemable currently and it is not probable that it will become redeemable, it is recorded at its fair value. If it is probable the instrument will become redeemable, it will be recognized immediately at its redemption value. The resulting increases or decreases in the carrying amount of a redeemable instrument will be recognized as adjustments to additional paid-in capital

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718.  Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards.  The Company adopted a formal stock option plan in December 2012 and it has not issued any options under the plan as of March 31, 2013.  The Company issued options prior to the adoption of this plan, but the amount was not material as of March 31, 2013.  Historically, the Company has awarded shares to certain of its employees and consultants, which awards did not contain any performance or service conditions.  Compensation expense included in the Company’s statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and when preferred stock was issued, it was based on the Option Pricing Model. Compensation expense is recorded over the life of the service agreement. All stock-based compensation was recognized as of March 31, 2013.

NET LOSS PER SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period.  Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments.  Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  Since the Company has incurred net losses for all periods, basic loss per share and diluted loss per share have been the same.

The table below summarizes the number of common stock equivalents not included in the fully diluted calculation of net loss per share,

	March 31,
	2013	2012
Series A Preferred Stock	-	160,000
Series B Preferred Stock	9,037,955	2,111,582
Series C Preferred Stock	4,143,505	1,979,608
Series D Preferred Stock	13,407	181,120
Series E Preferred Stock	1,536,448	-
Series F Preferred Stock	1,383,333	-
Series H Preferred Stock	1,361,449	-
Series I Preferred Stock	1,500,000	-
Warrants	1,517,766	844,633

Total	20,493,863	5,276,943

As of March 31, 2013, the Series B and C agreed to convert to common prior to the conversion of the MidMarket warrants, Series E, Series E warrants and Series H shares.

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

Debt

The fair value of the Company’s debt, which approximates the carrying value of the Company's debt, as of March 31, 2013 and December 31, 2012 was estimated at $21.5 million and $21.2 million, respectively. Factors that the Company considered when estimating the fair value of its debt include market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level would be considered as level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

At March 31, 2013 and December 31, 2012, the amount of the derivative liability was computed using the Black Scholes Option Valuation Method to determine the value of the derivative liability.

The fair value of the Company’s financial instruments carried at fair value at March 31, 2013 and December 31, 2012 were as follows:

The change in the derivative balance was recorded as a gain of $15,629 on the Consolidated Statement of Operations for the three months ended March 31, 2013.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 consisted of:

	December 31, 2012
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration	$-	$-	$4,624,367
Warrant derivatives	-	-	33,593
Total liabilities at fair value	$-	$-	$4,657,960

	March 31, 2013
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration	$-	$-	$4,519,307
Warrant derivatives	-	-	17,964
Total liabilities at fair value	$-	$-	$4,537,271

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three months ended March 31, 2013.

Balance as of December 31, 2012	$4,657,960

Change in fair value of derivative	(15,629)
Change in fair value of earn out liability	(105,060)
Balance as of March 31, 2013	$4,537,271

The fair value of our contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The change in fair value of the earn out liability was recorded as a gain on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2013. At March 31, 2013, the Company did a probability assessment of the contingent consideration to be paid.  Based on this assessment, the Company determined that it did not appear likely that certain criteria would be met and as a result the Company adjusted the fair value of the contingent consideration.

The change in the derivative balance was recorded as a gain of $15,629 on the Consolidated Statement of Operations for the three months ended March 31, 2013.

Please refer to Footnote 7 for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

Preferred Stock

The Company used the Option-Pricing Method back solve ("OPM backsolve") to determine the fair value of its preferred stock and common stock. The OPM backsolve method derives the implied equity value for a company from a transaction involving the company's preferred securities issued on an arms-length basis. The Company used assumptions including exercise price, risk free rate, expected term of liquidity, volatility, dividend yield and to determine the value of equity such that value for the most recent financing equals the amount paid. The OPM backsolve treats convertible preferred stock, common stock, options, and warrants as series of call options on the total equity value of a company, with exercise price based on the liquidation preference of the convertible preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of a liquidity event such as a merger, sale, or initial public offering, assuming the company has funds available to make a liquidation preference meaningful and collectible by the stockholders. The OPM backsolve uses the Black-Scholes option-pricing model to price the call options. The Company obtained an appraisal from a third party to assist in the computation on determining such values. The fair value of the Company's preferred stock at issuance is classified as Level 3 within the Company's fair value hierarchy.

Derivative Warrant Liabilities

The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company derived the fair value of warrants using the common stock price, the exercise price of the warrants, risk-free interest rate, the historical volatility, and the Company's dividend yield. The Company does not have sufficient historical data to use its historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. The Company developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within the Company's fair value hierarchy.

In connection with the valuation of the warrants issued in 2012, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placements of preferred stock completed in 2011 through 2012, primarily due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, certain conversion restrictions, and the anti-dilution adjustment features of the warrants. Therefore, the Company used a common stock price implied by a recent preferred financing transaction on an arms-length basis. In the OPM backsolve method, the valuation resulted in a model-derived common stock value ranging from $ .003 to $ .02 per share. Changes in the assumptions used in the model can materially affect the model-derived common stock value and the fair value estimate of the warrants. The Company determined the anti-dilution rights of the warrants were immaterial based on the various outcomes derived from the scenarios developed. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

As of March 31, 2013, the Company calculated the derivative warrant liabilities to determine their fair value. The Company used the Black Scholes valuation model which resulted in a common stock value of $.02 per share.

2. RESTATEMENT

In March 2013, the Company determined that the previously-issued financial statements for fiscal years 2010 to 2012, including annual and quarterly financial statements within such fiscal periods, should no longer be relied upon due to the Company’s failure to properly account for certain items under generally accepted accounting principles in effect during the aforementioned periods.  The Company, in conjunction with its independent registered public accounting firm, has evaluated the errors that occurred during the periods.  As a result, the Company determined that the financial statements for the interim period ended March 31, 2012, can no longer be relied upon and require restatement.  The proper application of the relevant accounting provisions requires reclassifications and adjustments to the Company’s previously-issued Consolidated Balance Sheets and Consolidated Statement of Operations and Statement of Stockholders’ Deficit.

1)
The Company has performed an assessment of stock-based compensation issued to employees during the periods 2010 to 2012 to determine if the accounting previously applied was within the scope of Accounting Standards Codification Topic 718 (ASC 718), which was effective as of January 1, 2006.  Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards.  The Company concluded that the issuances of stock-based compensation were within the scope of ASC 718, although the provisions of ASC 718 were not properly applied. In January 2010, the Company issued 32,000 shares of common stock post- split to one of its officers with a fair value of $2,400,000 for services rendered for the years 2010 to 2012.  The compensation expense of $2,400,000 was previously recognized over the related employment contract, over a three-year service period, ($800,000 per year during each of 2011 and 2010, $150,000 in the interim period ended March 31, 2012,).   The Company has determined that because the award did not contain any explicit or implicit performance or service condition, the fair value of the award should have been expensed upon its grant, which was in January 2010.  As a result, salaries and wages were overstated by $150,000 for the interim period ending March 31, 2012.

2)
The Company recorded certain consideration provided to lenders as deferred loan costs, which amounted to $53,848 at December 31, 2011. The Company reclassified the carrying value of the unamortized consideration to debt discount at December 31, 2011. The amount of amortization recognized as interest expense in the quarter ended March 31, 2012 was $13,462.

3)
The Company did not properly allocate an amount to intangible assets for the acquisitions of Tropical and RM Engineering, as of December 31, 2011, until it had an independent party prepare a valuation report in 2013.  Based on the results of the report, the Company corrected its original allocations and increased additional paid in capital for the value of the stock issued by $69,226, increased acquisition notes payable by $141,607, decreased the impairment of goodwill by $437,000 and increased the carrying value of goodwill and other intangible assets by $509,381. The Company amortized the intangible assets with a useful life of two to ten years and recorded amortization expense of $15,922 in the first quarter of 2012. Based on the results of the report, the Company recorded goodwill and intangible assets of $458,331 for Tropical, and $51,050 for RM Engineering, The Company also recorded the contingent consideration to be paid, which was $15,320 for Tropical and $127,385 for RM Engineering.

4)
On February 14, 2011, the Company and UTA entered into a First Loan Extension and Modification Agreement (the “Modification Agreement”) in connection with the Company’s then-existing note payable, which had a balance of $775,000 at December 31, 2010.  The Modification Agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the Modification Agreement, UTA was granted 10,257 shares of the Company’s common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for the Company’s failure to satisfy a certain covenant in the loan agreement, UTA was granted 4,000 shares of the Company’s common stock, which was recorded as a penalty paid to the lender and recorded as an expense.  As of December 31, 2011, these two additional grants of shares had not been physically issued.  However, such shares are reflected on the accompanying financial statements as if issued.  This amendment was accounted for as an extinguishment and therefore the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $504,648 and debt discount from this amendment of $153,850 were expensed in 2011 and these changes resulted in a reduction in interest expense for the three months ended March 31, 2012 of $214,431.

The following are the previously-reported and as adjusted balances on the Company’s consolidated statements of operations for the three-month period ended March 31, 2012, and the corresponding over/understatement on each appropriate financial caption for each errors.

	For the three months ended March 31, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustments		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$14,208	$15,522	3	$29,730
Salaries and wages	180,000	(150,000	)1	30,000
Total operating expenses	1,048,867	(134,478)		914,389
Other income (expenses)
Interest expense	(289,223)	227,893	2,4	(61,330)
Total other income (expense)	(290,003)	227,893		(62,110)
Net loss	(683,515)	362,371		(321,144)
Net gain attributable to affiliate	5,051	-		5,051
Net loss attributable to InterCloud Systems, Inc.	(678,464)	362,371		(316,093)
Less dividends on Series C,D,E,F and H Preferred stock	(17,722)	-		(17,722)
Net loss attributable to common stockholders	$(696,186)	$362,371		$(333,815)

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
Vehicles	$551,415	$548,159
Computers and office equipment	194,543	191,328
Equipment	409,129	399,645

Total	1,155,087	1,139,132

Less accumulated depreciation	(809,287)	(771,508)

Property and equipment, net	$345,800	$367,624

Depreciation expense for the three months ended March 31, 2013 and 2012 was $37,778 and $14,208, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill
	Tropical	RM Engineering	ADEX	TNS	EFRS	Total
Balance at March 31, 2013 and December 31, 2012	$174,746	$169,240	$10,474,212	$4,002,654	$5,741,128	$20,561,980

The following table summarizes the Company’s intangible assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships and lists	10 yrs	$5,709,049	$(349,455)	$5,359,594	$5,709,049	$(208,623)	$5,500,426
Non-compete agreements	2-3 yrs	199,638	(37,991)	161,647	199,638	(18,991)	180,647
URL's	Indefinite	10,208	-	10,208	10,208	-	10,208
Tradenames	Indefinite	3,414,562	-	3,414,562	3,414,562	-	3,414,562

Total intangible assets		$9,333,457	$(387,446)	$8,946,011	$9,333,457	$(227,614)	$9,105,843

Amortization expense related to the purchased intangible assets was $159,832 and $15,522 for the three months ended March 31, 2013 and 2012, respectively.

5. BANK DEBT

Bank debt consisted of the following:

	March 31, 2013	December 31, 2012
Two installment notes, monthly principal and interest of $533, interest 9.05% and 0%, secured by vehicles, maturing July 2016	$21,330	$23,463
Five lines of credit, monthly principal and interest, interest ranging from $0 to $13,166, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2013 and February 2020	485,992	536,464
	507,322	559,927
Less: Current portion of debt	(375,021)	(352,096)
Long-term portion of bank debt	$132,301	$207,831

The interest expense associated with the bank debt during the three months ended March 31, 2013 and 2012 amounted to $11,742 and $26,217, respectively. There are no covenants associated with the bank debt.

6.  TERM LOANS

Term loans consisted of the following:

March 31, 2013		December 31, 2012
Term loan, MidMarket Capital, net of debt discount of $172,934 and $182,631, respectively	$14,664,566	$14,817,369
Convertible promissory notes, unsecured	-	27,500
Promissory notes, unsecured, matured in October 2012	175,000	195,000
Promissory note, unsecured, non-interest bearing due July 2011, with 16,000 common shares equity component	9,500	9,500
Promissory notes, secured, maturing in December 2018	44,491	53,396
18% convertible promissory note	-	210,000
Acquisition promissory note to former shareholders of RM Engineering and RM Leasing, unsecured, non-interest bearing, imputed interest immaterial, matured in March 2012 and June 2012, amended to mature in June 2013	200,000	200,000
Promissory note, unsecured, 15%, maturing in June 2013	100,000	-
	15,193,557	15,512,765

Less: Current portion of debt	(3,666,491)	(3,632,528)

Long term portion of term loans, net of debt discount	$11,527,066	$11,880,237

Term Loan – MidMarket Capital

On September 17, 2012, the Company entered into a Loan and Security Agreement with the lenders referred to therein (the “Lenders”), MidMarket Capital Partners, LLC, as agent for the Lenders (the “Agent”), and certain subsidiaries of the Company as guarantors (the “Loan Agreement”).  Pursuant to the Loan Agreement, the Lenders provided the Company senior secured first lien term loans in an aggregate amount of $13,000,000 (the “Term Loans”).  A portion of the proceeds of the Term Loans were used to finance the acquisitions of the ADEX Entities and TNS, to repay certain outstanding indebtedness (including all indebtedness owed to  UTA Capital LLC) and to pay fees, costs and other expenses related thereto.  The remainder of the proceeds of the Term Loan was to be used by the Company to finance certain other acquisitions (“Potential Acquisitions”) and for working capital and long-term financing needs.

The Term Loans mature on September 17, 2017, provided that if the Company fails to raise by March 14, 2014, at least $30,000,000 in connection with a public offering of voting equity securities of the Company, the Term Loans will mature on June 17, 2014. If no Potential Acquisition was completed within 90 days of September 17, 2012, the Company was required to repay $750,000 of the Term Loans. The Company completed the acquisition of Environmental Remediation and Financial Services on December 17, 2012 and this covenant became voids.

In connection with the Term Loans, deferred loan costs of $1,800,051 were recorded. These costs are being amortized over the life of the loans using the effective interest method.

Interest on the Term Loans accrues at the rate of 12% per annum.

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

Pursuant to the  Loan Agreement, the Company issued warrants to the Lenders (the “Warrants”), which entitle the Lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which the Warrants first became exercisable, which was December 6, 2012. The Warrants were amended on November 13, 2012 as part of the first amendment to the Loan Agreement discussed below. At that time, the number of shares of common stock issuable upon exercise of the Warrants was increased from 10% of the fully-diluted shares to 11.5% of the fully-diluted shares. The Warrants have an exercise price of $1.25 per share, subject to adjustment as set forth in the Warrants, and will expire on September 17, 2014, but are subject to extension until certain financial performance targets are met. The Warrants have anti-dilution rights in connection with the exercise price. The fair value of the anti-dilution rights is immaterial. If the Company issues stock, warrants or options at a price below the $1.25 per share exercise price, the exercise price of the Warrants resets to the lower price. In connection with the second amendment to the Term Loan, as discussed below, the number of shares of common stock issuable upon exercise of the warrants was fixed at 749,542. As of April 25, 2013, the Lenders had not required the Company to exercise the Warrants. The Warrants meet the criteria in accordance with ASC 480 to be classified as liabilities since there is a put feature that requires the Company to repurchase its shares. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to the consolidated statement of operations under the caption (change in fair value of derivative instruments.)

On September 17, 2012, when the Warrants were issued, the Company recorded a derivative liability in the amount of $193,944. The amount was recorded as a debt discount and is being amortized over the life of the loans. The amount of the derivative liability was computed by using the Black Scholes pricing model to determine the value of the Warrants issued.

Pursuant to the Loan Agreement, the Company has covenants that must be maintained in order for the loans to not be in default.

Amendment to MidMarket Capital Term Loan

On November 13, 2012, the Company and the Agent entered into the First Amendment to the Loan Agreement. An additional $2,000,000 was loaned to the Company. In addition, an additional $60,000 was added as deferred loan cost, and an additional $191,912 was expensed. This amendment was accounted for as a modification.

As of December 31, 2012, certain events of default had occurred and were continuing under the Loan Agreement, including events of default relating to a number of financial covenants under the Loan Agreement. On March 22, 2013, the Company and its subsidiaries entered into the second amendment to the Loan Agreement pursuant to which, among other agreements, all of the existing events of default by the Company were waived and the financial covenants that gave rise to certain of the events of default were amended. The Company was in compliance with the amended covenants as of March 31, 2013.

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

Promissory Note, unsecured

In September 2012, the Company issued a promissory note in the principal amount of $530,000 to Wellington Shields & Co. This note bore interest at the lowest rate permitted by law unless the Company was in default on repayment, at which time the note was to bear interest at the rate of 18% per annum. This note was due in October 2012 and the Company was in default as of March 31, 2013 and accruing interest at the higher amount. The amount outstanding as of March 31, 2013 was $175,000.  The note was paid in full as of May 2, 2013 and the Company has received a general release from Wellington Shields & Co.

18% Convertible Promissory Note

In July 2012, the Company issued an 18% convertible promissory note in the principal amount of $210,000, which matured in January 2013. The principal and interest on this note are convertible, at the holder’s option, into the Company’s common stock at a rate equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date. During March 2013, the note was converted into 146,334 shares of common stock. Upon conversion, the beneficial conversion feature was recorded as interest expense.

Promissory Note, Unsecured

On May 26, 2011, the Company issued a promissory note in the principal amount of $50,000. In connection with the issuance of this promissory note, the Company issued to the lender 16,000 shares of the Company’s common stock. This note bore no interest until the occurrence of an event of default, at which time the note was to bear interest at the rate of 18% per annum on the remaining balance. This note was due in June 2011, and is considered in default. This note had a principal balance of $9,500 as of March 31, 2013 and December 31, 2012.

Acquisition Promissory Note

On December 29, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of RM Engineering. In connection with its acquisition agreement of RM Engineering, as amended, the Company has issued to the former shareholders non-interest-bearing promissory notes in the aggregate principal amount of $200,000 that are payable within 30 days of the closing of a public offering of the Company’s common stock. As of March 31, 2013 and December 31, 2012, these notes had a principal balance of $200,000.

15% Promissory Note

In March 2013, the Company issued a promissory note in the amount of $100,000. This note bears interest at the rate of 15% per annum and was due in April 2013. The lender has agreed to extend the due date of the Promissory Note to June 2013.

7.  DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815.

The Company issued warrants to two of its lenders in 2012. The Company also issued warrants associated with the issuance of its Series E Preferred Stock in 2012. The warrants were outstanding at March 31, 2013 and December 31, 2012.

The terms of the warrants issued to the lenders in 2012 provide that, among other things, the number of shares of common stock issuable upon exercise of such warrants amounts to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents are fully vested and exercisable or not, and that the initial exercise price of such warrants is $1.25 per share of common stock, subject to adjustment. On March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 749,452 shares.  The fair value of derivatives at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2013	2012

Implied fair value of Company’s common stock	$0.02075 - 9.00	$0.6875 - 10.00
Volatility	109 - 112%	56.78 - 112%
Exercise price	$1.25 - $125.00	$0.2375 - 2.50
Estimated life	1.5 years	1.75 years
Risk free interest rate (based on 1-year treasury rate)	0.0266 - 0.12%	0.02666 - 0.12%

The Company used the historical volatility of its common stock, combined with the historical volatility of other companies in its industry.  This resulted in a volatility that ranged from 109% to 112%, which the Company used in performing its Black-Scholes calculation at March 31, 2013.  The Company also evaluated the risk free interest rate for the three months ended March 31, 2013 and based on the price of one year Treasury notes used .026% in its Black-Scholes calculation.

A summary of the transactions related to the derivative liability for the three months ended March 31, 2013 was as follows:

Derivative liability at December 31, 2012	$33,593
Decrease in fair value of derivative liability,
recognized as other income	(15,629)
Derivative liability at March 31, 2013	$17,964

8.  INCOME TAXES

Prior to 2012, there were no provisions (or benefits) for income taxes because the Company had sustained cumulative losses since the commencement of operations.  In 2012, management determined that it was more likely than not that its net deferred tax assets would be realized in future years and a tax benefit was recognized.

As of March 31, 2013 and December 31, 2012 the Company had net operating loss carry forwards (“NOL’s”) of approximately $6,300,000 and $5,600,000, which will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of March 31, 2013 and December 31, 2012, the Company had federal tax credit carry forwards of $106,000 and $106,000, available to reduce future taxes. These credits begin to expire in 2022.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years.  In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization.

During 2012, the Company acquired ownership of three (3) entities that had historically used the cash method of accounting for tax purposes.  Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting.  As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $3,424,000 of income over the period 2013 through 2015. During 2012, the Company also acquired 100% of a Puerto Rico limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income.  Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

The Company calculated its expected annual effective tax rate for the year ended December 31, 2013. The Company applied the effective tax rate for the year to the three months ended March 31, 2013 and computed it to be 23.87%, and recorded an income tax benefit of $220,700. The effective tax rate differs from the statutory rate primarily as a result of the recognition of certain deferred tax liabilities including the amortization of the 481 adjustment and intangible assets.

9.   CAPITAL STOCK

Reverse stock split

On December 7, 2012, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of one-for-125. The reverse stock split became effective on January 14, 2013. All applicable share and per-share amounts have been retroactively adjusted to reflect the reverse stock split.

Issuance of shares of common stock to employees, directors, and officers

During February 2013, the Company issued 20,000 shares of its common stock to two employees for services rendered. The shares were valued at $2.88 per share for a value of $57,600.  The shares were immediately vested.

Issuance of shares of common stock to third-party for services

During February 2013, the Company issued 25,000 shares of its common stock to a consultant, Firerock Capital, in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $3.38 per share and were immediately vested.

Issuance of shares of common stock pursuant to conversion of notes payable

During January 2013, the Company issued 28,826 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $27,500. Upon conversion, the beneficial conversion feature was recorded as interest expense.

During March 2013, the Company issued 146,334 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $210,000. Upon conversion, the beneficial conversion feature was recorded as interest expense.

Issuance of shares pursuant to penalty to waive covenant

During March 2013, the Company issued an aggregate of 81,500 shares of its common stock pursuant to a modification with MidMarket as Agent. The shares were valued at a price of $3.05 per share. The aggregate consideration for the issuance of the shares of common stock to the lender pursuant to such penalty amounted to $248,575 and has been recorded as interest expense in the consolidated statement of operations.

Issuance of shares pursuant to preferred dividends

During January 2013, the Company issued 164,023 shares of its common stock in exchange for accrued preferred dividends.  The shares were issued to satisfy accrued dividends equal to $246,322.

Issuance of shares pursuant to conversion of preferred stock

During January 2013, the Company issued 157,949 shares of common stock upon the conversion of 566 shares ($565,660) of Series D Preferred Stock.

During February 2013, the Company issued 160,000 shares of common stock upon the conversion of 2,000,000 shares of Series A Preferred Stock. 32,000 shares of common stock were issued to Lawrence Sands, the Company’s Senior Vice President and Corporate Secretary, and 64,000 shares of common stock were issued to each of Billy Caudill and Gideon Taylor, each of whom was a former officer and director of the Company.

Issuance of shares pursuant to exercise of stock options

During March 2013, the Company issued 20,000 shares of common stock upon the exercise of common stock options.

Preferred Stock:

On February 7, 2013, the Company converted 2,000,000 shares of Series A Preferred Stock to common shares.

10.   REDEEMABLE PREFERRED STOCK

The Company evaluated and concluded that its Series B, C, E, F and H Preferred Stock did not meet the criteria in ASC 480-10 and thus were not considered liabilities. The Company evaluated and concluded that the embedded conversion feature in its B, C, E, F, and H Preferred Stock did not meet the criteria of ASC 815-10-25-1 and did not need to be bifurcated.  In accordance with ASR 268 and ASC 480-10-S99 these equity securities are required to be classified outside of permanent equity because they are redeemable for cash.  These instruments are currently redeemable and thus have been adjusted to their maximum redemption amount.

The Company evaluated and concluded that its Series D Preferred Stock did not meet any the criteria in ASC 480-10 and thus was not considered a liability. The Company evaluated and concluded that the embedded conversion feature in the Series D Preferred Stock did not meet the criteria of ASC 815-10-25-1 and did not need to be bifurcated.  In accordance with ASR 268 and ASC 480-10-S99, the shares of Series D Preferred Stock should be classified outside of permanent equity because such shares can be redeemed for cash.  These shares are not currently redeemable and thus have been recorded on the Company’s balance sheet based on fair value at the time of issuance.   If redemption becomes probable (liquidation event), the shares will become redeemable and they will be recorded to the maximum redemption value.

The Company evaluated and concluded that its Series I Preferred Stock did not meet any the criteria in ASC 480-10 and thus was not considered a liability. The Company evaluated and concluded that the embedded conversion feature in the Series I Preferred Stock did not meet the criteria of ASC 815-10-25-1 and does not need to be bifurcated.  In accordance with ASR 268 and ASC-480-10, the shares of Series I Preferred Stock should be classified outside of permanent equity because such shares can be redeemed for cash.  These shares are not currently redeemable and are not probable of being redeemed and thus have been recorded on the Company’s balance sheet based on their fair value at the time of issuance.  If redemption becomes probable, or the shares will become redeemable, they will be recorded to the maximum redemption value.

On February 7, 2013, holders converted 2,000,000 shares of Series A Preferred Stock to common stock.

On January 30, 2013, holders converted 566 shares of Series D Preferred stock to common stock.

During the three months ended March 31, 2013, the Company issued 300 shares of Redeemable Series E Preferred Stock in exchange for cash received of $300,000.

11.  STOCK COMPENSATION

For the three-month period ending March 31, 2013, the Company incurred $157,100 in stock compensation expense compared to $30,000 in 2012 from the issuance of common stock to employees and consultants.

12.  RISKS AND UNCERTAINTIES

The Company is subject to risk and uncertainty common to start-up companies, including, but not limited to, successful development, promotion and sale of services, and expansion of market coverage.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had accumulated deficits of $13.6 million and $12.5 million at March 31, 2013 and December 31, 2012, respectively.

13.  RELATED PARTIES

At March 31, 2013 and December 31, 2012, the Company had outstanding the following loans from related parties:

	March 31, 2013	December 31, 2012

Promissory notes, 30% interest, maturing in June 2013, unsecured	$575,000	$350,000
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1,007, unsecured and personally guaranteed by officer, due November 2016	105,694	105,694

Former owner of ERFS, unsecured, non-interest bearing, due on demand	-	8,700

Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	19,398	19,402
	700,092	483,796
Less: current portion of notes payable	(594,398)	(378,102)
Long term portion of notes payable, related parties	$105,694	$105,694

The interest expense associated with the related-party notes payable in the three months ended March 31, 2013 and 2012 amounted to $31,000 and $4,050, respectively.

30% Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement (“Master Agreement”) with MMD Genesis, LLC. (“MMD Genesis”).  Pursuant to the Master Agreement, the Company received financing in a line of credit in the original principal amount of up to $1,000,000 from MMD Genesis.  The loan is evidenced by a two-year promissory note that bears interest at the rate of 2.5% per month.   As of March 31, 2013 and December 31, 2012, the balances owed to MMD Genesis were $575,000 and $350,000, respectively.

14.   SUBSEQUENT EVENTS

During April 2013, the Company issued 475 shares of Series E Preferred Stock to various investors in exchange for $475,000.

During April 2013, the Company entered into a purchase agreement with ICG USA, LLC (“ICG”) pursuant to which the Company agreed to sell and ICG agreed to purchase, unsecured, convertible promissory notes, in the aggregate principal amount of $1,750,000, for an aggregate purchase price of up to $1,500,000, at up to two separate closings, with each closing subject to customary closing conditions. The Company will receive aggregate proceeds of up to $1,500,000, with the difference between that and the aggregate principal amount representing an up-front interest payment, with no additional interest being owed on the ICG Notes.  Each ICG note matures on the earlier of the following:  1) within three trading days following the earlier of the closing of the Company’s proposed public offering resulting in gross proceeds of at least $40 million or 2) any capital raise by the Company of at least $3 million.  If the Company does not complete a capital raise within 180 days of the date of funding, then the lender may elect to be repaid on the applicable ICG Note by either converting the unpaid principal balance by 1) receiving 25% of our future monthly cash flows until such time as the unpaid principal has been repaid, or b) converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six month period, if ICG makes the election to convert, the ICG Notes are convertible into common shares at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $2.90 per share.

Pursuant to the ICG Purchase Agreement, in connection with the issuance of each ICG Note, ICG is also entitled to receive two year warrants to purchase such number of common shares equal to fifty percent (50%) of the number of shares into which such ICG Note may be converted on the date of issuance of such ICG Note.  The ICG warrants are exercisable at an exercise price equal to the lesser of a) 120% of the price per share at which the Company sells its common stock in a public offering or b) the exercise price of any warrants issued to investors in an offering of the Company’s securities resulting in gross proceeds of at least $3,000,000, provided however, that if no such offering closes by October 30, 2013, then the exercise price for the ICG warrant will be equal to 120% of the closing price of the Company’s common stock on October 30, 2013.

Pursuant to the aforementioned ICG Purchase Agreement, on April 30, 2013, the Company issued to ICG an ICG Note on the amount of $862,500, for a purchase price of $750,000, representing an up-front interest charge of $112,500, as well as an ICG warrant.

Acquisition:

On April 15, 2013 the Company acquired all the outstanding capital stock of AW Solutions, Inc. (“AWS”), a Florida corporation and all outstanding membership interests of AW Solutions Puerto Rico, LLC, (“AWS Puerto Rico”), a Puerto Rico limited liability company (collectively, the “AWS Entities”). The AWS Entities are professional multi-service line, telecommunications infrastructure company that provides outsourced services to the wireless and wireline industry. The purchase consideration for the AWS Entities was $10,263,844, which was paid with $500,000 in cash, common stock valued at $2,607,804, 45-day promissory note valued at $2,107,804, a note in the amount of $1,136,530, which was equal to the net working capital of AWS on the date of acquisition, and contingent consideration of $3,911,706, which was recorded as a liability at the date of acquisition. The contingent consideration was based on the following:  the Company agreed to pay the AWS Entity sellers one year after the acquisition date an amount of cash based on the EBITDA of the AWS Entities for the twelve months from date of acquisition. The continent consideration also consists of a formula tied to the EBITDA growth for the thirteenth through twenty-fourth months after the acquisition. The Company estimated the contingent consideration based on the expected growth of AWS.  The Company is having an independent valuation done of the acquisition to determine the value of the contingent consideration and the value of the stock issued at acquisition date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three months ended March 31, 2013 and 2012 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 as previously filed on April 1, 2013 with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a single-source provider of value-added services for both corporate enterprises and service providers. We offer cloud and managed services, professional consulting services and voice, data and optical solutions to assist our customers in meeting their changing technology demands. Our engineering, design, installation and maintenance services support the build-out and operation of some of the most advanced enterprise, fiber optic, Ethernet and wireless networks.  .

The following discussions compare our consolidated financial results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and our liquidity and capital resources as of March 31, 2013.

Results of Operations

Revenues:

	Three months ended March 31,		Change
	2013	2012	Dollars	Percentage

Revenues	$12,401,933	$1,520,035	$10,881,898	716%

Revenues for the three-month periods ended March 31, 2013 increased by $10.9 million, or 716%, to $12.4 million as compared to $1.5 million in 2012, which resulted primarily from our inclusion of revenues from our acquisitions of ADEX, ERFS and TNS in 2012.  The acquisitions of TNS, ERFS and ADEX accounted for $11.6 million, or 94% of the revenue in the three months ended March 31, 2013, as compared to $0 in the three months ended March 31, 2012.  During the three months ended March 31, 2012, substantially all of our revenue was derived from our specialty contracting services, while for the three months ended March 31, 2013, 17% of revenues were derived from specialty contracting services, 74% were derived from our telecommunication staffing services and 9% were derived from our environmental remediation services.

Cost of revenue and gross profit:

	Three months ended March 31,		Change
	2013	2012	Dollars	Percentage
Cost of Revenue	$8,766,303	$864,680	$7,901,623	914%

Gross Profit	$3,635,630	$655,355	$2,980,275	455%

Cost of revenues for the three-month periods ended March 31, 2013 and 2012 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs.  For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services.  Cost of revenues increased by $7.9 million, or 914%, for the three months ended March 31, 2013 to $8.8 million, as compared to $0.9 million for the same period in 2012.  Costs of revenues as a percentage of sales were 71% for the three months in 2013, as compared to 57% for the same period in 2012. The increase was due to the acquisitions completed in the year ended December 31, 2012.  For the three months ended March 31, 2012, all of our operations were in the specialty contracting services business.  For the three months ended March 31, 2013, we had a revenue mix of 17% specialty contracting services, as compared to telecommunications staffing of 74% and environmental remediation of 9%, due to change in service offerings primarily as a result of our acquisition of ADEX.

Our gross profit percentage was 29% for the three months ended March 31, 2013, as compared to 43% for the comparable period in 2012.  This was a result of the acquisitions we completed in 2012.  The gross margin on our telecommunications staffing services, which was our largest service sector, were 20% for the three months ended March 31, 2013, which decreased our overall gross margin.  It is expected that as the telecommunications staffing services portion of our revenue increases, our overall gross margin percentage will continue to decline, while the gross margin dollars will increase.

Salaries and wages:

	Three months ended March 31,		Change
	2013	2012	Dollars	Percentage
Salaries and wages	$1,661,769	$453,829	$1,207,940	266%
Percentage of revenue	13%	30%

For the three month periods ended March 31, 2013, salaries and wages increased $1.2 million to $1.7 million as compared to approximately $.5 million for the same period in 2012. The increase was due to the acquisitions we completed in 2012. Salaries and wages were 13% of revenue in the three months ended March 31, 2013, as compared to 30% for the same period in 2012.  The decrease in percentage was a result of the increase in revenues.  Our salaries and wages will not increase proportionally to the increase in revenue.

General and Administrative:

	Three months ended March 31,		Change
	2013	2012	Dollars	Percentage
General and Administrative	$1,275,826	$430,830	$844,996	196%
Percentage of revenue	10%	28%

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries management personnel and administrative overhead.  These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to performance of our services under customer contracts. General and administrative expenses increased $.8 million, or 193%, to $1.3 million in the three months ended March 31, 2013, as compared to $0.4 million in the comparable period of 2012. The increases were primarily the result of increased overhead expenses relating to the acquisitions we completed in the year ended December 31, 2012.  General and administrative expenses decreased to 10% of revenues in the three months ended March 31, 2013 from 28% in the comparable period of 2012.  This decrease in percentage was a result of the increased revenue, which did not cause a corresponding percentage increase in general and administrative expenses.

Interest Expense:

	Three months ended March 31,
	2013	2012
Interest expense	$1,336,579	$61,330

Interest expense increased by $1.28 million to $1.3 million for the three month period ended March 31, 2013, from the three month period ended March 31, 2013 also included $.5 million of loan restructuring fees paid to MidMarket.  Interest in the three month period ended March 31, 2013 also included interest on debt converted to equity of $.4 million.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $1.1 million for three months ended March 31, 2013, as compared to $.3 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013 we had a working capital deficit of $3.4 million, as compared to a working capital deficit of $3.2 million at December 31, 2012.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

	Three months ended March 31,
	2013	2012
Net cash provided by (used in) operations	$264,403	$(511,054)
Net cash used in investing activities	(15,954)	(5,145)
Net cash provided by financing activities	372,286	535,814

Net cash from operating activities for the three months ended March 31, 2013 was $264,403, which reflected the increases in accounts receivable offset by the increases in accounts payable and accrued expenses, combined with the net loss for the period, as compared to net cash used by operating activities of $511,054 for the three months ended March 31, 2012.

Net cash used in investing activities for the three months ended March 31, 2013 was $15,954, which consisted of cash paid for the purchase of capital equipment, as compared to $5,145 of capital equipment purchase in 2012.

Net cash provided by financing activities for the three months ended March 31, 2013 was $372,286, which resulted from proceeds from the sale of preferred stock of $300,000, related party borrowings of $225,000 and third party borrowings of $200,000, which was offset by the repayments of notes and loans payable. This is compared to cash provided from financing activities of $535,814 for the three months ended March 31, 2012, which were the result of third party borrowings and the sale of preferred stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures.  The material weaknesses relate to (i) our inability to timely and accurately file our reports and other information with the SEC as required under Section 13 of the Securities Exchange Act of 1934, (ii) our lacking the appropriate technical resources to properly evaluate transactions in accordance with generally accepted accounting principles and (iii) our lacking a review function.  To remediate the material weaknesses in disclosure controls and procedures related to our inability to timely file reports and other information with the SEC, we have hired experienced accounting personnel to assist with filings and financial record keeping.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the three months covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 1A. Risk Factors.

            In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2013, we sold 50 shares of Series E Preferred Stock to an accredited investor for cash consideration in the amount of $50,000. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

On January 10, 2013, we sold 100 shares of Series E Preferred Stock to an accredited investor for cash consideration in the amount of $100,000. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

On January 30, 2013, we issued 157,949 shares of common stock upon the conversion of 566 shares of Series D Preferred Stock. The issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

On January 30, 2012, we issued 4,500 shares of Series I Preferred Stock to Mark Vignieri pursuant to the terms of a stock purchase agreement between our company and Environmental Remediation and Financial Services, Inc. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

On February 7, 2013, we issued 160,000 shares of common stock upon the conversion of 160,000 shares of Series A Preferred Stock. The issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

On February 20, 2013, we sold 100 shares of Series E Preferred Stock to two accredited investors for cash consideration in the amount of $100,000.  The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

On March 14, 2013, we issued an aggregate of 146,334 shares of common stock upon the conversion of outstanding promissory notes held by an affiliate of an executive officer.  The issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

On March 22, 2013, we issued to two lenders an aggregate of 81,500 shares of common stock in connection with an amendment to the terms of the MidMarket Loan Agreement.  The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

On March 27, 2013, we sold 50 shares of Series E Preferred Stock to an accredited investor for cash consideration in the amount of $50,000. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None

Item 6.    Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCLOUD SYSTEMS, INC.

May 14, 2013	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, Principal Financial and Accounting Officer