Form 10-Q
period 2013-06-30
INTERCLOUD SYSTEMS, INC.
filed 2013-08-15
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________
Commission file number: 000-32037

INTERCLOUD SYSTEMS, INC.
(Name of registrant as specified in its charter)

Delaware	65-0963722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

331 Newman Spring Road, Building 1, suite 104, Red bank, NJ	07701
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,157,014 shares of common stock were issued and outstanding as of August 12, 2013.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "we", "our", the "Company" and similar terms refer to InterCloud Systems, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Tropical Communications, Inc. (Tropical”), Rives-Monteiro Leasing (“RML”), TNS, Inc. (“TNS”), Environmental Remediation and Financial Service, LLC (“ERFS”), ADEX Corporation, ADEX Puerto Rico, LLC and ADEXCOMM Corporation (collectively, “ADEX”, or the “ADEX entities”), AW Solutions Inc. and AW Solutions Puerto, LLC (collectively, “AWS”, or the “AWS entities”) and our 49%- owned subsidiary, Rives-Monteiro Engineering, LLC (“RME”). In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ended December 31, 2012.

The information that appears on our web site at www.InterCloudsys.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2013	2012
	(unaudited)
Current Assets:
Cash and cash equivalents	$2,277,777	$646,978
Accounts receivable, net of allowances of $571,960 and $522,297, respectively	11,153,915	8,481,999
Inventory	63,698	-
Deferred loan costs	318,492	298,517
Note receivable	200,000	-
Prepaid taxes	50,296	-
Other current assets	1,968,931	756,477
Total current assets	16,033,109	10,183,971

Property and equipment, net	549,508	367,624
Goodwill	24,619,457	20,561,980
Intangible assets, net	13,325,977	9,105,843
Deferred loan costs, net of current portion	1,362,857	1,528,262
Deposits	206,289	118,563
Total assets	$56,097,197	$41,866,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$7,233,127	$4,164,464
Deferred revenue	75,386	135,319
Income taxes payable	24,359	123,605
Bank debt, current portion	388,878	352,096
Notes, related parties	1,469,398	378,102
Notes, acquisition	3,101,547	-
Contingent consideration	6,993,506	4,624,367
Term loans, current portion, net of debt discount	4,417,700	3,632,528
Total current liabilities	23,703,901	13,410,481

Bank debt, net of current portion	149,987	207,831
Notes, related parties, net of current portion	105,694	105,694
Deferred tax liability	3,895,870	2,374,356
Term loans, net of current portion, net of debt discount	11,211,763	11,880,237
Long term contingent consideration	557,933	557,933
Derivative financial instruments at estimated fair value	1,068,458	33,593
Total long term liabilities	16,989,705	15,159,644

Total Liabilities	40,693,606	28,570,125

Redeemable Common stock with $50.00 put option, 10,000 and 10,000 shares issued and outstanding, $500,000 liquidation preference	499,921	499,921

Redeemable Series B convertible preferred stock, $0.0001 par value, 60,000 shares authorized, 0 and 37,500 shares issued and outstanding, $0 and $2,216,760 liquidation preference	-	2,216,760
Redeemable Series C convertible preferred stock, $0.0001 par value, 10% cumulative annual dividend, $1,000 stated value, 1,500 shares authorized; 0 and 1,500 issued and outstanding, $0 and $1,500,000 liquidation preference	-	1,500,000
Redeemable Series D convertible preferred stock, $0.0001 par value, 10% cumulative annual dividend, $1,000 stated value, 1,000 shares authorized; 0 and 608 shares issued and outstanding, $0 and $605,872 liquidation preference	-	605,872
Redeemable Series E convertible preferred stock, $0.0001 par value, 12% cumulative annual dividend; $1,000 stated value, 3,500 shares authorized; 3,350 and 2,575 issued and outstanding, $3,350,000 and $2,575,000 liquidation preference	3,350,000	2,575,000
Redeemable Series F convertible preferred stock, $0.0001 par value,12% cumulative annual dividend; 4,800 shares authorized, 4,150 and 4,150 issued and outstanding, $3,575,000 liquidation preference	3,575,000	3,575,000
Redeemable Series G convertible preferred stock, $0.0001 par value, 12% cumulative annual dividend; 3,500 shares authorized, none issued and outstanding	-	-
Redeemable Series H convertible preferred stock, $0.0001 par value, 10% cumulative monthly dividend up to 150%; 2,000 shares authorized, 1,425 and 1,425 issued and outstanding, $1,425,000 liquidation preference	1,425,000	1,425,000
Redeemable Series I convertible preferred stock, $0.0001 par value, 4,500 shares authorized, 4,500 and 4,500 shares issued and outstanding, $4,500,000 liquidation preference	4,187,151	4,187,151
Total redeemable common and preferred stock	13,037,072	16,584,704

Stockholders' equity (deficit)
Series A, convertible preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 and 2,000,000 shares issued and outstanding	-	200
Common stock; $0.0001 par value; 500,000,000 shares authorized; 4,612,195 and 489,018 issued and outstanding	461	49
Additional paid-in capital	17,102,982	9,095,517
Accumulated deficit	(14,820,755)	(12,455,783)
Total Intercloud Systems, Inc. stockholders' equity (deficit)	2,282,688	(3,360,017)
Non-controlling interest	83,831	71,431
Total stockholders' equity (deficit)	2,366,519	(3,288,586)
Total liabilities, non-controlling interest and stockholders’ equity	$56,097,197	$41,866,243

See Notes to Unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$14,356,480	$1,403,551	$26,758,413	$2,923,586
Cost of revenue	10,107,015	988,461	18,873,318	1,853,141
Gross profit	4,249,465	415,090	7,885,095	1,070,445

Operating expenses:
Depreciation and amortization	302,448	40,524	500,058	70,254
Salaries and wages	1,705,330	330,652	3,367,099	784,481
Change in fair value of contingent consideration	(36,547)	-	(141,607)	-
General and administrative	1,740,983	328,205	3,016,809	759,036
Total operating expenses	3,712,214	699,381	6,742,359	1,613,771

Income (loss) from operations	537,251	(284,291)	1,142,736	(543,326)

Other income (expenses):
Change in fair value of derivative instruments	(910,494)	910	(894,865)	130
Interest expense	(759,965)	(227,693)	(2,096,545)	(289,022)
Other income	80,000	-	80,000	-
Total other expense	(1,590,459)	(226,783)	(2,911,410)	(288,892)

Net loss before income taxes	(1,053,208)	(511,074)	(1,768,674)	(832,218)

Benefit for income taxes	(49,066)	-	(269,766)	-

Net loss	(1,004,142)	(511,074)	(1,498,906)	(832,218)

Net (loss) income attributable to non-controlling interest	(47,382)	11,897	(12,400)	16,948

Net loss attributable to Intercloud Systems, Inc.	(1,051,254)	(499,177)	(1,511,306)	(815,270)

Less dividends on Series C, D, E, F and H Preferred Stock	(262,581)	(35,236)	(853,666)	(52,958)

Net loss attributable to Intercloud Systems, Inc. common stockholders	$(1,314,105)	$(534,413)	$(2,364,972)	$(868,228)

Loss per share attributable to Intercloud Systems, Inc. common stockholders:
Basic	$(1.33)	$(1.51)	$(2.96)	$(2.52)
Diluted	$(1.33)	$(1.51)	$(2.96)	$(2.52)

Basic weighted average common shares outstanding	989,125	353,606	799,887	344,332
Diluted weighted average common shares outstanding	989,125	353,606	799,887	344,332

See Notes to Unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2013 to June 30, 2013

			Preferred Stock Series A		Additional		Non-
	Common Stock		Convertible		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Balance, December 31, 2012	489,018	$49	2,000,000	$200	$9,095,517	$(12,455,783)	$71,431	$(3,288,586)

Issuance of shares for conversion of preferred dividends	41,006	4	-	-	246,318	-	-	246,322
Issuance of shares to non-employees for services	6,250	1	-	-	84,500	-	-	84,501
Conversion of Series D Preferred Stock	42,839	4	-	-	605,868	-	-	605,872
Conversion of Series A Preferred Stock	40,000	4	(2,000,000)	(200)	196	-	-	-
Conversion of Series B Preferred Stock	2,452,742	245	-	-	2,216,515	-	-	2,216,760
Conversion of Series C Preferred Stock	1,262,440	126	-	-	1,499,874	-	-	1,500,000
Issuance of shares to employees for stock based compensation	5,000	1	-	-	57,599	-	-	57,600
Issuance of shares for waiver of loan covenants	20,375	2	-	-	248,573	-	-	248,575
Issuance of shares for option exercise	5,000	1	-	-	14,999	-	-	15,000
Issuance of shares pursuant to the conversion of notes payable	43,790	4	-	-	425,239	-	-	425,243
Issuance of shares pursuant to completed acquisition	203,735	20	-	-	2,607,784	-	-	2,607,804
Preferred dividends	-	-	-	-	-	(853,666)	-	(853,666)
Net loss	-	-	-	-	-	(1,511,306)	12,400	(1,498,906)

Ending balance, June 30, 2013 (unaudited)	4,612,195	$461	-	$-	$17,102,982	$(14,820,755)	$83,831	$2,366,519

See Notes to unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2013	2012
		(Restated)
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,498,906)	$(832,218)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	500,058	70,254
Amortization of debt discount and deferred debt issuance costs	215,378	-
Stock compensation for services	157,100	30,000
Change in fair value of derivative liability	894,865	(130)
Other income	(80,000)	-
Change in fair value of contingent consideration	(141,607)	-
Fair value of shares issued for waiver of debt covenants	248,575	-
Deferred taxes	(286,526)	-
Changes in operating assets and liabilities:
Accounts receivable	(688,011)	(278,137)
Other assets	(1,321,648)	7,185
Deposits	(87,726)	(75,097)
Deferred revenue	(59,933)	-
Accounts payable and accrued expenses	1,575,541	140,869
Total adjustments	926,066	(105,056)
Net cash used in operating activities	(572,840)	(937,274)

Cash flows from investing activities:
Purchases of equipment	(58,510)	(43,518)
Issuance of notes receivable	(200,000)	-
Consideration paid for acquisition net of cash received	188,217	-

Net cash used in investing activities	(70,293)	(43,518)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	775,000	1,379,607
Increase in deferred loan costs	-	(10,000)
Proceeds from bank borrowings	57,500	71,000
Repayments of notes and loans payable	(906,225)	(699,012)
Proceeds from third party borrowings	1,062,655	206,649
Proceeds from related party borrowings	1,325,000	-
Repayments of acquisition notes payable	(40,000)	-
Distribution to non-controlling interest	-	(21,875)

Net cash provided by financing activities	2,273,930	926,369

Net increase (decrease) in cash	1,630,797	(54,423)

Cash and cash equivalents, beginning of period	646,978	89,285

Cash and cash equivalents, end of period	$2,277,775	$34,862

Supplemental disclosures of cash flow information:
Cash paid for interest	$669,950	$239,920
Cash paid for income taxes	$150,542	$-

Non-cash investing and financing activities:
Common stock issued on debt conversion	$425,243	$84,829
Conversion of preferred shares into common shares	$4,322,832	$-
Fair value of embedded conversion at issuance	$140,000	$-
Preferred dividends	$853,666	$52,958
Conversion of preferred dividends into common shares	$246,322	$-

See Notes to unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. Prior to December 31, 2009, the Company was a development-stage company and had limited activity. The Company’s initial activities were devoted to developing a business plan, structuring and positioning itself to take advantage of available acquisition opportunities and raising capital for future operations and administrative functions. The Company began filing periodic reports with the Securities and Exchange Commission in November 2000. The Company's common stock is currently quoted on the OTCQB.

On January 14, 2010, the Company acquired all of the outstanding shares of Digital Comm, Inc., a Florida corporation (“Digital”), in exchange for 50,000,000 shares of common stock of the Company. Digital was originally formed on September 13, 2006, and is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director. As of December 31, 2012, the Company no longer owned Digital Comm, or had any continuing involvement, and its results are not included in the Company's consolidated statements of operations for the three and six months ended June 30, 2013, or on the Company's consolidated balance sheet as of December 31, 2012 or June 30, 2013.

Acquisitions

Since January 1, 2011, the Company also has completed the following acquisitions:

●
Tropical Communications, Inc. In August 2011, the Company acquired Tropical Communications, Inc. (“Tropical”), a Miami-based provider of services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the Southeast.

●
Rives-Monteiro Engineering, LLC and Rives-Monteiro Leasing, LLC. In December 2011, the Company acquired a 49% stake in Rives-Monteiro Engineering LLC (“RM Engineering”), a certified Women Business Enterprise (WBE) cable firm based in Tuscaloosa, Alabama that performs engineering services in the Southeastern United States and internationally, and 100% of Rives-Monteiro Leasing, LLC (“RM Leasing” and, collectively with RM Engineering, "RME"), an equipment provider for cable-engineering services firms. The Company has an option to purchase the remaining 51% of RM Engineering for a nominal sum at any time.

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

●
AW Solutions Inc.  On April 15, 2013, the Company acquired all the outstanding capital stock of AW Solutions, Inc. (“AWS”), a Florida corporation, and all outstanding membership interests of AW Solutions Puerto Rico, LLC, (“AWS Puerto Rico”), a Puerto Rico limited liability company (collectively, the “AWS Entities”). The AWS Entities are professional multi-service line, telecommunications infrastructure company that provides outsourced services to the wireless and wireline industry. The purchase consideration for the AWS Entities was $8,760,097, which was paid with $500,000 in cash, common stock valued at $2,607,804, a 45-day promissory note valued at $2,107,804, a note in the principal amount of $1,033,743, which was equal to the net working capital of AWS on the date of acquisition, and contingent consideration, which was valued at $2,510,746 and was recorded as a liability at the date of acquisition. The contingent consideration payable, if any, will be based on the EBITDA of the AWS Entities for the twelve months following the date of acquisition. The contingent consideration also consists of a formula tied to the EBITDA growth for the thirteenth through twenty-fourth months after the date of acquisition. The Company estimated the contingent consideration based on the expected growth of AWS. The Company is having an independent valuation performed of the acquisition to determine the value of the contingent consideration and the value of the stock issued at acquisition date.  Once a final independent valuation is performed the Company will make any adjustments as necessary.

The consideration for the April 2013 acquisition of AWS was calculated as follows:

Cash	$500,000
Common stock	2,607,804
Promissory note	2,107,804
Working capital note	1,033,743
Contingent consideration	2,510,746
Total consideration	$8,760,097

The purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

Current assets	$2,676,922
Goodwill	4,057,477
Intangible assets
Customer list/relationships	3,381,000
Tradename	884,000
Non-compete	371,000
Property and equipment	207,566
Other assets	9,832
Current liabilities	(1,019,700)
Long term deferred tax liability	(1,808,000)
Total allocation of consideration	$8,760,097

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as an asset or a liability, the changes in fair value are recognized in earnings.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy. The estimated fair value of the net intangible assets acquired was determined using the income approach to valuation based on the discounted cash flow method. Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value. The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade name and non-compete agreements acquired, also were determined using an income approach to valuation based on excess earnings method, relief of royalty and discounted cash flow methods.

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

Reverse Stock-Split

On December 7, 2012, the Company’s stockholders approved a reverse stock split of  the Company's common stock at a ratio of 1-for-125. The reverse stock split became effective on January 14, 2013.  On May 15, 2013, the Company’s stockholders approved up to a 1-for-4 reverse stock split. The reverse stock split became effective on August 1, 2013.  All applicable share and per share amounts have been retroactively adjusted to reflect the reverse stock splits.

Going Concern

Although the Company had income from operations for the six months ended June 30, 2013, during the six months ended June 30, 2012 and the years ended December 31, 2012 and 2011, the Company suffered recurring losses from operations and at June 30, 2013, the Company had a deficiency in working capital and stockholders’ equity that raise substantial doubt about its ability to continue as a going concern. The Company expects to raise capital through the sale of equity securities or debt securities, or through borrowings from principals and/or financial institutions, or any combination of the foregoing. The Company's management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that additional financing that is necessary for the Company to continue its business will be available to it on acceptable terms, or at all.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company had a net loss attributable to common stockholders of approximately $2.4 million during the six months ended June 30, 2013 and had a working capital deficit of approximately $7.7 million at June 30, 2013. At June 30, 2013, the Company had an accumulated deficit of $14.8 million as compared to an accumulated deficit of $12.5 million at December 31, 2012. At June 30, 2013, the Company had total indebtedness of $28.4 million. The Company cannot be certain that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse effect on its operations. The Company intends to secure additional debt and equity financing to satisfy its existing obligations. While the Company believes that it will ultimately satisfy its obligations, it cannot guarantee that it will be able to do so on favorable terms, or at all. Should the Company default on certain of its obligations and the lender foreclose on the debt, the operations of the Company’s subsidiaries will not be initially impacted. However, following default, the lender could potentially liquidate the holdings of the Company’s operating subsidiaries sometime in the future and the Company’s operations would be significantly impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation and Accounting for Investment in Affiliate Company

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical (since August 2011), RM Leasing (since December 2011), ADEX (since September 2012), TNS (since September 2012), ERFS (since December 2012), and AWS (since April 2013). All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and all variable interest entities (“VIEs”) in which the Company has a variable interest and is deemed to be the primary beneficiary.

The unaudited consolidated financial statements include the accounts of RM Engineering (since December 2011), in which the Company owns an interest of 49%. RM Engineering is a VIE because it meets the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 51% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

The consolidated financial statements through December 31, 2012 include the accounts of Digital, in which the Company owned a 100% interest until September 13, 2012, and a 40% interest through December 31, 2012 and the Company accounted for it’s 40% interest under the equity method of accounting through December 31, 2012.

The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on April 1, 2013.

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

The Company recognizes revenues of contracts based on direct labor hours and fixed-price contracts that do not overlap a calendar month based on services provided. The aggregate amount of unbilled work-in-progress recognized by the Company as revenues was insignificant at June 30, 2013 and 2012.

Some of the Company’s revenues are derived from construction contracts.  Revenues from those contracts are recognized utilizing the percentage of completion method as described in ASC 605-35, Revenue Recognition. The amount of revenue recognized for each contract is measured by the cost-to-cost method, which compares the percentage of costs incurred to date to the estimated total cost of each contract.  Contract costs include all direct materials and labor and indirect costs related to contract performance, including sub-contractor costs.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.  Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period the revisions are determined.

The Company also generates revenue from service contracts with certain customers.  These contracts are accounted for under the proportional performance method.  Under this method, the Company recognizes revenue in proportion to the value provided to the customer for each project as of each reporting date.

The Company sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the Company records the deposit as deferred revenue and recognizes the revenue when the work is complete.

The Company does not provide refunds to its customers.

Deferred Loan Costs

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs that was recorded as interest expense in the three and six months ended June 30, 2013 was $144,846 and $216,730, respectively. There was no amortization of deferred loan costs in each of the three and six months ended June 30, 2012.

Distinguishment of Liabilities from Equity

The Company relies on the guidance provided by ASC 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments, such as the Company’s preferred stock. The Company first determines whether the applicable financial instrument should be classified as a liability. The Company will classify a financial instrument as a liability if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

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

Subsequent Measurement

Financial instruments classified as liabilities: The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in the fair value of financial instruments classified as liabilities are recorded as other expense/income.

Temporary equity: At each balance sheet date, the Company reevaluates the classification of its redeemable instruments, as well as the probability of redemption. If the redemption amount is probable or currently redeemable, the Company records the instruments at its redemption value. Upon issuance, the initial carrying amount of a redeemable equity security is recorded at its fair value. If the instrument is redeemable currently at the option of the holder, it will be adjusted to its maximum redemption amount at each balance sheet date. If the instrument is not redeemable currently and it is not probable that it will become redeemable, it is recorded at its fair value. If it is probable the instrument will become redeemable, it will be recognized immediately at its redemption value. The resulting increases or decreases in the carrying amount of a redeemable instrument will be recognized as adjustments to additional paid-in capital. Changes in the fair value of redeemable securities will be reflected as an increase or decrease in net income or loss attributable to common stockholders on the statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company adopted a formal stock option plan in December 2012 but had not issued any options under the plan as of June 30, 2013. The Company issued options prior to the adoption of this plan, but the amount was not material as of June 30, 2013. Historically, the Company has awarded shares to certain of its employees and consultants, which awards did not contain any performance or service conditions. Compensation expense included in the Company’s statement of operations included the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price of the common stock on the date of issuance. When preferred stock was issued, it was valued on the basis of the Option Pricing Model. Compensation expense is recorded over the life of the service agreement.

Net Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. As the Company has incurred net losses for all periods, basic loss per share and diluted loss per share have been the same.

The table below summarizes the number of common stock equivalents at June 30, 2013 and 2012 not included in the fully-diluted calculation of net loss per share.

	June 30,
	2013	2012
Series A Preferred Stock	-	40,000
Series B Preferred Stock	-	596,528
Series C Preferred Stock	-	708,685
Series D Preferred Stock	-	353,488
Series E Preferred Stock	534,830	-
Series F Preferred Stock	482,558	-
Series H Preferred Stock	316,409	-
Series I Preferred Stock	523,256	-
Warrants	567,749	394,399
Total	2,424,802	2,093,100

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company's debt as of June 30, 2013 and December 31, 2012, was estimated at $28.4 million and $21.2 million, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. These instruments would be considered as level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

At June 30, 2013 and December 31, 2012, the amount of the derivative liability for the warrants issued to it’s lender, MidMarket Capital, in 2012 under the Company's term loan facility was computed using the Black-Scholes Option pricing model to determine the value of the derivative liability.  The fair value of the derivative liability for the warrant issued to MidMarket was calculated using the Black – Scholes Option pricing model on June 30, 2013. The change in the fair value of derivative balance was recorded as a loss of $910,494 and $894,865 on the consolidated statement of operations for the three and six months ended June 30, 2013, respectively.  For the three and six months ended June 30, 2012, the Company recorded a gain of $910 and $130, respectively, on the change in fair value of the derivative balance.

The Company issued warrants to one of its lenders, ICG, in April 2013.  On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140,000. The amount was recorded as a debt discount and is being amortized over the life of the related term loan.  The amount of the derivative liability was computed by using the binomial method to determine the value of the warrants issued on the date of issuance and on June 30, 2013.  At June 30, 2013, the fair value of the derivative liability was $100,000.  The decrease in fair value was recorded as a gain of $40,000 on the consolidated statement of operations for the three and six months ended June 30, 2013, respectively.

	December 31, 2012
	Fair Value Measurements at Reporting
	Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration	$-	$-	$4,624,367
Long term contingent consideration	-	-	557,933
Derivative financial instruments at fair value	-	-	33,593
Total liabilities at fair value	$-	$-	$5,215,893

	June 30, 2013
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration	$-	$-	$6,993,506
Long term contingent consideration	-	-	557,933
Derivative financial instruments at fair value	-	-	1,068,458
Total liabilities at fair value	$-	$-	$8,619,897

The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the three and six months ended June 30, 2013

Amount
Balance as of December 31, 2012	$5,215,893
Change in fair value of derivative	(15,629)
Change in fair value of contingent consideration	(105,060)

Balance March 31, 2013	5,095,204

Fair value of contingent consideration recorded at date of acquisition	2,510,746
Change in fair value of derivative	910,494
Warrant derivatives fair value on date of issuance	140,000
Change in fair value of contingent consideration	(36,547)

Balance June 30, 2013	$8,619,897

The fair value of the contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The change in fair value of the earn-out liability was recorded as a gain on the Company’s consolidated statement of operations for the six months ended June 30, 2013. At June 30, 2013, the Company did a probability assessment of the contingent consideration to be paid. Based on this assessment, the Company determined that it did not appear likely that certain criteria would be met for the Tropical and RM Engineering acquisitions and, as a result, the Company adjusted the fair value of the contingent consideration.  During the six months ended June 30, 2012, the Company did not recognize any change in contingent consideration.

The change in the fair value of contingent consideration was recorded as a gain of $36,547 and $141,607 on the consolidated statement of operations for the three and six months ended June 30, 2013, respectively.

Please refer to Footnote 7 for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

Preferred Stock

The Company used the Option-Pricing Method back solve ("OPM backsolve") to determine the fair value of its preferred stock and common stock. The OPM backsolve method derives the implied equity value for a company from a transaction involving the company's preferred securities issued on an arms-length basis. The Company used various assumptions, including exercise price, risk free rate, expected term of liquidity, volatility and dividend yield to determine the value of equity such that value for the most recent financing equaled the amount paid. The OPM backsolve treats convertible preferred stock, common stock, options and warrants as series of call options on the total equity value of a company, with the exercise price based on the liquidation preference of the convertible preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger, sale or initial public offering, assuming the Company has funds available to make a liquidation preference meaningful and collectible by the stockholders. The OPM backsolve uses the Black-Scholes option-pricing model to price the call options. The Company obtained an appraisal from a third party to assist in the computation on determining such values. The fair value of the Company's preferred stock at issuance is classified as Level 3 within the Company's fair value hierarchy.

Derivative Warrant Liabilities

The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to warrants issued in 2012 and the put and effective price of future equity offerings of equity-linked financial instruments. The Company derived the fair value of warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility, and the Company's dividend yield. The Company does not have sufficient historical data to use its historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. The Company developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within the Company's fair value hierarchy.  For the warrants issued in April 2013, the Company used the binomial method to derive the fair value of the warrants.

In connection with the valuation of the warrants issued in 2012, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placements of preferred stock completed in 2011 through 2012, primarily due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, certain conversion restrictions, and the anti-dilution adjustment features of the warrants. Therefore, the Company used a common stock price implied by a recent preferred financing transaction on an arms-length basis. In the OPM backsolve method, the valuation resulted in a model-derived common stock value ranging from $0.012 to $0.08 per share. During the three months ended June 30, 2013, the Company determined that the use of the trading price of the Company’s common stock was more indicative of the fair value of the common stock. Historically, and through the first quarter of 2013, the Company derived the fair value of its common stock using the OPM back solve method. During the three months ended June 30, 2013, the Company began using the traded price of its common stock to determine fair value. Changes in the assumptions used in the model can materially affect the model-derived common stock value and the fair value estimate of the warrants. The Company determined the anti-dilution rights of the warrants were immaterial based on the various outcomes derived from the scenarios developed. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require the warrants to be classified as a liability.

As of June 30, 2013, the Company calculated the derivative warrant liabilities for the warrants issued in 2012 to MidMarket using the Black - Scholes option pricing model to determine their fair value. The Company used the trading price of the Company’s common stock on that date, which was $8.60 per share.

The Company used the binomial method to determine the fair value of the warrants issued in April 2013 to ICG.  The Company used the trading price of the Company’s common stock on that date, which was $11.60 per share.

2. RESTATEMENT

In March 2013, the Company determined that the previously-issued financial statements for fiscal years 2010 to 2012, including annual and quarterly financial statements within such fiscal periods, should no longer be relied upon due to the Company’s failure to properly account for certain items under generally accepted accounting principles in effect during the aforementioned periods. The Company, in conjunction with its independent registered public accounting firm, has evaluated the errors that occurred during the periods. As a result, the Company determined that the financial statements for the interim period ended June 30, 2012, could no longer be relied upon and required restatement. The proper application of the relevant accounting provisions required reclassifications and adjustments to the Company’s previously-issued consolidated balance sheets and consolidated statement of operations and statement of stockholders’ deficit.

1)
The Company performed an assessment of stock-based compensation issued to employees during the periods 2010 to 2012 to determine if the accounting previously applied was within the scope of ACS 718, which was effective as of January 1, 2006. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company concluded that the issuances of stock-based compensation were within the scope of ASC 718, although the provisions of ASC 718 were not properly applied. In January 2010, the Company issued 8,000 shares of common stock to one of its officers with a fair value of $2,400,000 for services rendered for the years 2010 to 2012. The compensation expense of $2,400,000 was previously recognized over the three-year service period of the related employment contract ($800,000 per year during each of 2011 and 2010). The Company determined that because the award did not contain any explicit or implicit performance or service condition, the fair value of the award should have been expensed upon its grant, which was in January 2010. As a result, salaries and wages were overstated by $200,000 and $350,000 for the three and six months ended June 30, 2012, respectively.

2)
The Company recorded certain consideration provided to lenders as deferred loan costs, which amounted to $53,848 at December 31, 2011. The Company reclassified the carrying value of the unamortized consideration to debt discount at December 31, 2011. The amount of amortization recognized as interest expense in the three and six months ended June 30, 2012 was $13,462 and $26,924, respectively.

3)
The Company did not properly allocate an amount to intangible assets for the acquisitions of Tropical and RM Engineering, as of December 31, 2011, until it had an independent party prepare a valuation report in 2013. Based on the results of the report, the Company corrected its original allocations and increased additional paid in capital for the value of the stock issued by $69,226, increased acquisition notes payable by $141,607, decreased the impairment of goodwill by $437,000 and increased the carrying value of goodwill and other intangible assets by $509,381. The Company amortized the intangible assets with a useful life of two-to-ten years and recorded amortization expense in the three and six months ended June 30, 2012 of $15,922 and $31,044, respectively. Based on the results of the report, the Company recorded goodwill and intangible assets of $458,331 for Tropical and $51,050 for RM Engineering. The Company also recorded the contingent consideration to be paid, which was $15,320 for Tropical and $127,385 for RM Engineering.

4)
On February 14, 2011, the Company and UTA Capital LLC ("UTA") entered into a First Loan Extension and Modification Agreement in connection with the Company’s then-existing note payable, which had a balance of $775,000 at December 31, 2010. The agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the Modification Agreement, UTA was granted 2,564 shares of the Company’s common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for the Company’s failure to satisfy a certain covenant in the loan agreement, UTA was granted 1,000 shares of the Company’s common stock, which was recorded as a penalty paid to the lender and recorded as an expense. As of December 31, 2011, these two additional grants of shares had not been physically issued. However, such shares ware reflected on the Company's financial statements as if issued. This amendment was accounted for as an extinguishment and therefore the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $504,648 and debt discount from this amendment of $153,850 were expensed in 2011, and these changes resulted in a reduction in interest expense for the three and six months ended June 30, 2012 of $37,653 and $214,431, respectively.

The following are the previously-reported and as adjusted balances on the Company’s consolidated statements of operations for the three-month and six-month periods ended June 30, 2012, and the corresponding over/understatement on each appropriate financial caption for each errors.

	Three Months Ended June 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$25,002	$15,522	3	$40,524
Salaries and wages	200,000	(200,000	) 1	-
Total operating expenses	883,859	(184,478)		699,381
Interest expense	(251,884)	24,191	2,4	(227,693)
Total other income (expense)	(250,974)	24,191		(226,783)
Net loss	(719,743)	208,669		(511,074)
Net loss attributable to Intercloud Systems, Inc.	(707,846)	208,669		(499,177)
Net loss attributable to Intercloud Systems, Inc. common stockholders	$(743,082)	$208,669		$(534,413)

	Six Months Ended June 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$39,210	$31,044	3	$70,254
Salaries and wages	380,000	(350,000	) 1	30,000
Total operating expenses	1,932,727	(318,956)		1,613,771
Other income (expenses)
Interest expense	(541,106)	252,084	2,4	(289,022)
Total other income (expense)	(540,976)	252,084		(288,892)
Net loss	(1,403,258)	571,040		(832,218)
Net loss attributable to Intercloud Systems, Inc.	(1,386,310)	571,040		(815,270)
Net loss attributable to Intercloud Systems, Inc. common stockholders	$(1,439,268)	$571,040		$(868,228)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Vehicles	$579,291	$548,159
Computers and office equipment	400,881	191,328
Equipment	425,036	399,645

	1,405,208	1,139,132

Less accumulated depreciation	(855,700)	(771,508)
	$549,508	$367,624

Depreciation expense for the three months ended June 30, 2013 and 2012 was $46,414 and $25,002, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $84,192 and $39,210, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the six-month period ended June 30, 2013 resulting from the acquisition by the Company of its operating subsidiaries.

	Tropical	RME	ADEX	TNS	AWS	ERFS	Total
Balance December 31, 2012	$174,746	$169,240	$10,474,212	$4,002,654	$-	$5,741,128	$20,561,980
Acquisitions (Note 1)	-	-	-	-	4,057,477	-	4,057,477
Balance, June 30, 2013	$174,746	$169,240	$10,474,212	$4,002,654	$4,057,477	$5,741,128	$24,619,457

The following table summarizes the Company's intangible assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships and lists	10 years	$9,090,049	$(567,294)	$8,522,755	$5,709,049	$(208,623)	$5,500,426
Non-compete agreements	2-3 years	570,638	(76,186)	494,452	199,638	(18,991)	180,647
URL's	Indefinite	10,208	-	10,208	10,208	-	10,208
Tradenames	Indefinite	4,298,562	-	4,298,562	3,414,562	-	3,414,562
		$13,969,457	$(643,480)	$13,325,977	$9,333,457	$(227,614)	$9,105,843

Amortization expense related to the purchased intangible assets was $256,034 and $15,522 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense related to the purchased intangible assets was $415,866 and $31,044 for the six months ended June 30, 2013 and 2012, respectively.

The estimated future amortization expense of amortized intangible asset as of June 30, 2013 for the years ended December 31 is as follows:

Fiscal year ended	Total
2013, remainder of the year	$489,721
2014	1,038,566
2015	1,027,589
2016	906,519
2017	856,299
Thereafter	4,698,514
Total	$9,017,208

5. BANK DEBT

Bank debt as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
One installment note, monthly principal and interest of $533, interest 9.05%, secured by vehicles, maturing July 2016	$19,730	$23,463
Five lines of credit, monthly principal and interest, interest ranging from $0 to $13,166, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2013 and February 2020	519,135	536,464
	538,865	559,927
Less: Current portion of debt	(388,878)	(352,096)
Long-term portion of bank debt	$149,987	$207,831

The interest expense associated with the bank debt during the three months ended June 30, 2013 and 2012 amounted to $10,735 and $22,797, respectively, and for the six months ended June 30, 2013 and 2012 amounted to $28,603 and $54,820, respectively. There are no covenants associated with the bank debt.

6. TERM LOANS

	June 30,	December 31,
	2013	2012
Term loan, MidMarket Capital, net of debt discount of $163,239 and $182,631, respectively	$14,511,761	$14,817,369
Convertible promissory notes, unsecured	-	27,500
Promissory notes, unsecured, matured in October 2012	-	195,000
Promissory note, unsecured, non-interest bearing due July 2011, with 4,000 common shares equity component	-	9,500
Promissory notes, secured, maturing in December 2018	44,646	53,396
Promissory notes, unsecured, maturing in October 2013, net of debt discount of $89,444 and $0, respectively	773,056	-
18% convertible promissory note	-	210,000
Acquisition promissory note to former shareholders of RM Engineering and RM Leasing, unsecured, non-interest bearing, imputed interest immaterial, matured in March 2012 and June 2012, amended to mature upon the completion of an underwritten public offering	200,000	200,000
Promissory note, unsecured, 15% interest, maturing in September 2013	100,000	-
	15,629,463	15,512,765

Less: Current portion of debt	(4,417,700)	(3,632,528)

Long-term portion of term loans, net of debt discount	$11,211,763	$11,880,237

Term Loan – MidMarket Capital

On September 17, 2012, the Company entered into a Loan and Security Agreement with the lenders referred to therein (the “Lenders”), MidMarket Capital Partners, LLC, as agent for the Lenders (the “Agent”), and certain subsidiaries of the Company as guarantors (the “MidMarket Loan Agreement”). Pursuant to the MidMarket Loan Agreement, the Lenders provided the Company senior secured first lien term loans in an aggregate amount of $13,000,000 (the “Term Loans”). A portion of the proceeds of the Term Loans was used to finance the acquisitions of the ADEX Entities and TNS, to repay certain outstanding indebtedness (including all indebtedness owed to UTA Capital LLC) and to pay fees, costs and other expenses related thereto. The remainder of the proceeds of the Term Loans was to be used by the Company to finance certain other acquisitions (“Potential Acquisitions”) and for working capital and long-term financing needs.

The Term Loans mature on September 17, 2017, provided that if the Company fails to raise by March 14, 2014, at least $30,000,000 in connection with a public offering of voting equity securities of the Company, the Term Loans will mature on June 17, 2014. If no Potential Acquisition was completed within 90 days of September 17, 2012, the Company was required to repay $750,000 of the Term Loans. The Company completed the acquisition of ERFS on December 17, 2012, which satisfied this covenant.

In connection with the Term Loans, deferred loan costs of $1,800,051 were recorded. These costs are being amortized over the life of the Term Loans using the effective interest method.

Interest on the Term Loans accrues at the rate of 12% per annum.

Subject to certain exceptions, all obligations of the Company under the Term Loans are unconditionally guaranteed by each of the Company’s existing and subsequently-acquired or organized direct and indirect domestic subsidiaries (the “Guarantors”) pursuant to the terms of a Guaranty and Suretyship Agreement dated as of September 17, 2012, by RM Leasing and Tropical, both wholly-owned subsidiaries of the Company, in favor of the Agent (the “Guaranty”), as supplemented by Assumption and Joinder Agreements dated as of September 17, 2012 and April 15, 2013 by and among the Company, ADEX, TNS, AW Solutions and the Agent (the “Joinders”). Pursuant to the terms of the MidMarket Loan Agreement, the Guaranty (as supplemented by the Joinders) and a Pledge Agreement dated as of September 17, 2012 by the Company in favor of the Agent, the obligation of the Company and the Guarantors in respect of the Term Loans are secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, subject to certain customary exceptions.

The Term Loans are subject to certain representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions. The Term Loans also contain events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under, the Term Loans, the failure to comply with certain covenants and agreements specified in the MidMarket Loan Agreement and other loan documents entered into in connection therewith for a period of time after notice has been provided, the acceleration of certain other indebtedness resulting from the failure to pay principal on such other indebtedness, certain events of insolvency and the occurrence of any event, development or condition which has had or could reasonably be expected to have a material adverse effect. If any event a default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding amounts under the Term Loans may become due and payable immediately.

Pursuant to the MidMarket Loan Agreement, the Company issued warrants to the Lenders, which entitle the Lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which the warrants first became exercisable, which was December 6, 2012. The warrants were amended on November 13, 2012 as part of the first amendment to the Loan Agreement discussed below. At that time, the number of shares of common stock issuable upon exercise of the warrants was increased from 10% of the fully-diluted shares to 11.5% of the fully-diluted shares. The warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the warrants, and will expire on September 17, 2014, but are subject to extension until certain financial performance targets are met. The warrants have anti-dilution rights in connection with the exercise price. The fair value of the anti-dilution rights is immaterial. If the Company issues stock, warrants or options at a price below the $5.00 per share exercise price, the exercise price of the warrants resets to the lower price. In connection with the second amendment to the Term Loan, as discussed below, the number of shares of common stock issuable upon exercise of the warrants was fixed at 187,386. In accordance with ASC 480, the warrants are classified as liabilities since there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.”  At each reporting date, the Company performs an analysis of the fair value of the warrants using the Black-Scholes pricing model and adjusts the fair value accordingly.

On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $193,944. The amount was recorded as a debt discount and is being amortized over the life of the Term Loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2012 and June 30, 2013, the Company used the Black Scholes pricing method to determine the fair value of the warrants on that date and determined the fair value was $33,593 and $968,458, respectively.  The Company recorded the change in the fair value of the derivative liability as a loss on change in fair value of derivative liability in the three and six months ended June 30, 2013 of $950,494 and $894,865, respectively.

On November 13, 2012, the Company and the Agent entered into the First Amendment to the MidMarket Loan Agreement, pursuant to which an additional $2,000,000 was loaned to the Company. In addition, an additional $60,000 was added as deferred loan cost, and an additional $191,912 was expensed. This amendment was accounted for as a modification.

As of December 31, 2012, certain events of default had occurred and were continuing under the MidMarket Loan Agreement, including events of default relating to a number of financial covenants under the MidMarket Loan Agreement. On March 22, 2013, the Company and its subsidiaries entered into the second amendment to the MidMarket Loan Agreement pursuant to which, among other agreements, all of the existing events of default by the Company were waived and the financial covenants that gave rise to certain of the events of default were amended. The Company was in compliance with the amended covenants as of June 30, 2013.

Convertible Promissory Notes, Unsecured.

In June 2012, the Company issued an 8% convertible promissory note in the principal amount of $27,500 that bore interest at the rate of 8% per annum and matured in December 2012. This note was convertible into common stock of the Company, at the holder’s option, at a conversion price equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date. In January 2013, this note was converted into 7,207 shares of common stock.

Promissory Note, unsecured

In September 2012, the Company issued a promissory note in the principal amount of $530,000 to Wellington Shields & Co. This note bore interest at the lowest rate permitted by law unless the Company was in default on repayment, at which time the note was to bear interest at the rate of 18% per annum. This note was due in October 2012 and the Company was in default as of March 31, 2013 and accruing interest at the higher amount. The amount outstanding as of March 31, 2013 was $175,000. This note was paid in full as of May 2, 2013 and the Company has received a general release from Wellington Shields & Co. The Company recorded other income of $80,000, as the debt was repaid for $95,000.

18% Convertible Promissory Note

In July 2012, the Company issued an 18% convertible promissory note in the principal amount of $210,000, that matured in January 2013. The principal and interest on this note were convertible, at the holder’s option, into the Company’s common stock at a rate equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date. During March 2013, the holder expressed that they would be converting into common stock of the Company.  During 2012, the Company recognized interest expense of $11,130 on this note.  During March 2013, the note was converted into 36,584 shares of common stock. Upon conversion, the beneficial conversion feature was recorded as interest expense in the amount of $280,819.  The loss was not materially different than the incremental intrinsic value resulting from the resolution of the contingently adjustable conversion ratios and the corresponding adjustments to the conversion prices.

Promissory Note, Unsecured

On May 26, 2011, the Company issued a promissory note in the principal amount of $50,000. In connection with the issuance of this promissory note, the Company issued to the lender 4,000 shares of the Company’s common stock. This note bore no interest until the occurrence of an event of default, at which time this note was to bear interest at the rate of 18% per annum on the remaining balance. This note was due in June 2011, and was considered in default at December 31, 2012.  This note was repaid in full in May 2013. This note had a principal balance of $0 as of June 30, 2013 and $9,500 as of December 31, 2012.

Acquisition Promissory Note

On December 29, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of RME. In connection with its acquisition agreement of RME, as amended, the Company has issued to the former shareholders non-interest-bearing promissory notes in the aggregate principal amount of $200,000 that are payable within 30 days of the closing of a public offering of the Company’s common stock. As of June 30, 2013 and December 31, 2012, these notes had an aggregate principal balance of $200,000.

15% Promissory Note

In March 2013, the Company issued a promissory note in the amount of $100,000. This note bears interest at the rate of 15% per annum and was due in April 2013. The lender has agreed to extend the due date of this promissory note to September 30, 2013.

Term Loan Maturing in October 2013

During April 2013, the Company entered into a purchase agreement with ICG USA, LLC (“ICG”) pursuant to which the Company agreed to sell and ICG agreed to purchase, unsecured, convertible promissory notes in the aggregate principal amount of $1,725,000 for an aggregate purchase price of up to $1,500,000, at up to two separate closings. Pursuant to such agreement, on April 30, 2013, the Company issued to ICG a promissory note in the principal amount of $862,500 for a purchase price of $750,000, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matures on the tenth trading day following the earlier of (i) the closing by the Company of a public offering of equity securities resulting in gross proceeds of at least $20 million or (ii) any capital raise by the Company of at least $3 million. If the Company does not complete a capital raise within 180 days of the date of funding (October 26, 2013), then the lender may elect to be repaid on this note by either receiving 25% of the Company's future monthly cash flows until such time as the unpaid principal has been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six month period, if ICG makes the election to convert, this note is convertible into common shares at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share.

Pursuant to the purchase agreement with ICG, in connection with the issuance of the note, ICG was also issued two-year warrants to purchase such number of common shares equal to fifty percent (50%) of the number of shares into which the note may be converted on the date of issuance of the note. The warrants are exercisable at an exercise price equal to the lesser of a) 120% of the price per share at which the Company sells its common stock in a public offering or b) the exercise price of any warrants issued to investors in an offering of the Company’s securities resulting in gross proceeds of at least $3,000,000, provided, however, that if no such offering closes by October 30, 2013, then the exercise price for the warrant will be equal to 120% of the closing price of the Company’s common stock on October 30, 2013. The warrants meet the criteria in accordance with ASC 815 to be classified as liabilities as the number of shares to be issued upon conversion of the warrants and the strike price of the warrants is variable. The Company evaluated the warrants issued to the lender to determine the proper accounting treatment.  On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140,000.  The amount was recorded as a debt discount and is being amortized over the life of the related term loan.  On June 30, 2013, the Company used the binomial method to determine the fair value of the warrants on that date and determined the fair value was $100,000.  The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability in the three and six months ended June 30, 2013 of $40,000 and 40,000, respectively.

7. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815.

The Company issued warrants to one of its lenders in 2012. The Company also issued warrants associated with the issuance of its Series E Preferred Stock in 2012 and 2013. The warrants were outstanding at June 30, 2013 and December 31, 2012.

The terms of the warrants issued to MidMarket in 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents are fully vested and exercisable or not, and that the initial exercise price of such warrants is $5.00 per share of common stock, subject to adjustment. On March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 187,386 shares.  On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $193,944. The amount was recorded as a debt discount and is being amortized over the life of the Term Loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2012, the Company used the Black - Scholes pricing model to determine the fair value on that date and determined that the fair value was $33,593 and recorded the decrease in implied fair value as a gain on change in derivative liability.  On June 30, 2013, the Company used the Black - Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $968,458.  The Company recorded the increase in fair value of the derivative liability as a loss on change in fair value of derivative liability for the three and six months ended June 30, 2013 of $950,494 and $934,865.

The fair value of the MidMarket warrant derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2013	2012
Implied fair value of Company's common stock	$.083 - $36.00	$2.75 - $40.00
Volatility	80 - 112%	56.78 - 112%
Exercise price	$5.00 - $500.00	$0.95 - $10.00
Estimated life	1.25 to 1.83 years	1.75 years
Risk free interest rate (based on 1 year treasury rate)	0.0266 - 0.12%	0.0266 - 0.12%

The warrants issued to the holders of Series E Preferred Stock do not meet the criteria to be classified as equity in accordance with ASC 815-40-15-713 and have been classified as derivative liabilities at fair value that will be marked to market because they are not considered indexed to the issuers common stock.  At June 30, 2013 and December 31, 2012, the value of the derivative liability relating to the warrants was minimal and therefore no amount was recorded by the Company.

The Company issued warrants to its lender, ICG,  in April 2013. See "Term Loan Maturing in October 2013" in Note 6. On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140,000.  The amount was recorded as a debt discount and is being amortized over the life of the related loan.  The amount of the derivative liability was computed by using the binomial method to determine the value of the warrants issued.  The binomial method evaluated possible scenarios for the price of the Company’s common stock and other factors which would impact the anti-dilution provisions of the warrants. At June 30, 2013 and April 26, 2013, the number of shares of common stock issuable upon exercise of the warrants was 37,177.  On June 30, 2013, the Company used the binomial method to to determine the fair value of the warrants on that date and determined the fair value was $100,000.  The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability in the three and six months ended June 30, 2013 of $40,000 and $40,000, respectively.

The following table shows the calculation of the derivative liability of the ICG warrants using the binomial method with the following factors and methodologies:

June 30,
2013
Implied fair value of Company's common stock	$8.60
Volatility	80%
Exercise price	$11.60
Estimated life	1.83 years
Risk free interest rate (based on 2 year treasury rate)	0.40%

A summary of the transactions related to the derivative liability for the six months ended June 30, 2013 was as follows:

Derivative financial instruments at estimated fair value at December 31, 2012	$33,593
Increase in fair value of derivative liabilities, recognized as other income	894,865
Fair value of derivative at issuance, recognized as a debt discount	140,000
Derivative financial instruments at estimated fair value at June 30, 2013	$1,068,458

8. INCOME TAXES

Prior to 2012, there were no provisions (or benefits) for income taxes because the Company had sustained cumulative losses since the commencement of operations. In 2012, management determined that it was more likely than not that its net deferred tax assets would be realized in future years and a tax benefit was recognized.

As of June 30, 2013 and December 31, 2012, the Company had net operating loss carry forwards (“NOL’s”) of approximately $7,400,000 and $5,600,000, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of June 30, 2013 and December 31, 2012, the Company had federal tax credit carry forwards of $106,000 and $106,000, respectively, available to reduce future taxes. These credits begin to expire in 2022.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization.

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $3,424,000 of income over the period 2013 through 2015. During 2012, the Company also acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income. Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

The Company calculated its expected annual effective tax rate for the year ending December 31, 2013, which was determined to be 15%. The Company applied that effective tax rate to the three and six months ended June 30, 2013 and recorded an income tax benefit of $49,066 and $269,767, respectively. The effective tax rate differs from the statutory rate primarily as a result permanent differences due to certain non-cash charges.

9. CAPITAL STOCK

Issuance of shares of common stock to employees, directors, and officers

During February 2013, the Company issued 5,000 shares of its common stock to two employees for services rendered. The shares were valued at $11.52 per share for a value of $57,600. The shares were immediately vested.

Issuance of shares of common stock to third-party for services

During February 2013, the Company issued 6,250 shares of its common stock to a consultant, Firerock Capital, in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $13.52 per share and were immediately vested.

Issuance of shares of common stock pursuant to conversion of notes payable

During January 2013, the Company issued 7,206 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $27,500. Upon conversion, the beneficial conversion feature was recorded as interest expense.

During March 2013, the Company issued 36,584 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $210,000. Upon conversion, the beneficial conversion feature was recorded as interest expense.

Issuance of shares pursuant to penalty to waive covenant

During March 2013, the Company issued an aggregate of 20,375 shares of its common stock pursuant to a modification with MidMarket as Agent. The shares were valued at a price of $12.20 per share. The aggregate consideration for the issuance of the shares of common stock to the lender pursuant to such penalty amounted to $248,575 and has been recorded as interest expense in the consolidated statement of operations.

Issuance of shares pursuant to preferred dividends

During January 2013, the Company issued 41,006 shares of its common stock in exchange for accrued preferred dividends. The shares were issued to satisfy accrued dividends equal to $246,322.

Issuance of shares pursuant to conversion of preferred stock

During January 2013, the Company issued 39,487 shares of common stock upon the conversion of 566 shares ($565,660) of Series D Preferred Stock.

During February 2013, the Company issued 40,000 shares of common stock upon the conversion of 2,000,000 shares of Series A Preferred Stock. Of such shares 8,000 shares of common stock were issued to Lawrence Sands, the Company’s Senior Vice President and Corporate Secretary, and 16,000 shares of common stock were issued to each of Billy Caudill and Gideon Taylor, each of whom was a former officer and director of the Company.

In May 2013, the Company issued 3,352 shares of common stock upon the conversion of 42 shares ($42,112) of Series D Preferred Stock.

In June 2013, the Company issued 2,452,742 shares of common stock upon the conversion of 37,500 shares ($2,216,760) of Series B Preferred Stock.

In June 2013, the Company issued 1,262,440 shares of common stock upon the conversion of 1,500 shares ($1,500,000) of Series B Preferred Stock.

Issuance of shares pursuant to exercise of stock options

During March 2013, the Company issued 5,000 shares of common stock upon the exercise of common stock options.

Issuance of shares pursuant to completed acquisition

During June 2013, the Company issued 203,735 shares of common stock, valued at $12.80 per share, pursuant to its completed acquisition of AW Solutions.

Preferred Stock:

On February 7, 2013, the Company converted 2,000,000 shares of Series A Preferred Stock to common shares.

10. REDEEMABLE PREFERRED STOCK

The Company evaluated and concluded that its Series B, C, E, F and H Preferred Stock did not meet the criteria in ASC 480-10 and thus were not considered liabilities. The Company evaluated and concluded that the embedded conversion feature in its B, C, E, F and H Preferred Stock did not meet the criteria of ASC 815-10-25-1 and did not need to be bifurcated. In accordance with ASR 268 and ASC 480-10-S99, these equity securities are required to be classified outside of permanent equity because they are redeemable for cash. At December 31, 2012, these instruments were currently redeemable and thus had been adjusted to their maximum redemption amount. The outstanding shares of the Series B and C Preferred Stock were converted into common stock in June 2013.

The Company evaluated and concluded that its Series D Preferred Stock did not meet any the criteria in ASC 480-10 and thus was not considered a liability. The Company evaluated and concluded that the embedded conversion feature in the Series D Preferred Stock did not meet the criteria of ASC 815-10-25-1 and did not need to be bifurcated. In accordance with ASR 268 and ASC 480-10-S99, the shares of Series D Preferred Stock should be classified outside of permanent equity because such shares can be redeemed for cash. At December 31, 2012, these shares were not currently redeemable and thus had been recorded on the Company’s balance sheet based on fair value at the time of issuance. All of the outstanding shares of Series D Preferred stock were converted to common stock in May and June, 2013.

The Company evaluated and concluded that its Series I Preferred Stock did not meet any the criteria in ASC 480-10 and thus was not considered a liability. The Company evaluated and concluded that the embedded conversion feature in the Series I Preferred Stock did not meet the criteria of ASC 815-10-25-1 and does not need to be bifurcated. In accordance with ASR 268 and ASC-480-10, the shares of Series I Preferred Stock should be classified outside of permanent equity because such shares can be redeemed for cash. These shares are not currently redeemable and are not probable of being redeemed and thus have been recorded on the Company’s balance sheet based on their fair value at the time of issuance. If redemption becomes probable, or the shares will become redeemable, they will be recorded to the redemption value.

The following represents the activity of the redeemable preferred stock during the six months ended June 30, 2013:

On February 7, 2013, holders converted all outstanding (2,000,000) shares of Series A Preferred Stock into 40,000 shares of common stock.

On January 30, 2013, holders converted 566 shares of Series D Preferred stock into 39,487 shares of common stock.

On May 12, 2013, holders converted all outstanding (42) shares of Series D Preferred stock into 3,552 shares of common stock.

On June 25, 2013, holders converted all outstanding (37,500) shares of Series B Preferred stock into 2,452,752 shares of common stock.

On June 25, 2013, holders converted all outstanding (1,500) shares of Series C Preferred stock into 1,262,440 shares of common stock.

During the three and six months ended June 30, 2013, the Company issued 475 and 775 shares, respectively, of Series E Preferred Stock in exchange for cash received of $475,000 and $775,000, respectively.

11. STOCK COMPENSATION

For the three month and six month period ended June 30, 2013, the Company incurred $0 and $157,100, respectively, in stock compensation expense compared to $0 and $30,000, respectively, in the same periods of 2012 from the issuance of common stock to employees and consultants.

12. RELATED PARTIES

At June 30, 2013 and December 31, 2012, the Company had outstanding the following loans from related parties:

	June 30,	December 31,
	2013	2012

Promissory notes, 30% interest, maturing in September 2013, unsecured	$1,450,000	$350,000
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1,007, unsecured and personally guaranteed by officer, due November 2016	105,694	105,694
Former owner of ERFS, unsecured, non-interest bearing, due on demand	-	8,700
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	19,398	19,402
	1,575,092	483,796
Less: current portion of notes payable	(1,469,398)	(378,102)
Long term portion of notes payable, related parties	$105,694	$105,694

The interest expense associated with the related-party notes payable in the three months ended June 30, 2013 and 2012 was $82,500 and $45,484, respectively, and for the six months ended June 30, 2013 and 2012 was $118,390 and $77,632, respectively.

30% Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement (“Master Agreement”) with MMD Genesis, LLC. (“MMD Genesis”). Pursuant to the Master Agreement, the Company received financing in a line of credit in the original principal amount of up to $1,000,000 from MMD Genesis. The loan is evidenced by a two-year promissory note that bears interest at the rate of 2.5% per month. As of June 30, 2013 and December 31, 2012, the balances owed to MMD Genesis were $1,450,000 and $350,000, respectively.  During July 2013, the Company borrowed an additional $200,000 pursuant to the loan agreement, which is due on the same date as the remaining balance which has the same terms and due date as the $1,450,000 outstanding balance on June 30, 2013.

13. SUBSEQUENT EVENTS

During August 2013, the holders of all the outstanding 3,350 shares of Series E Preferred Stock converted their holdings into 534,819 shares of common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, as previously filed on April 1, 2013 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

                We operate as a specialty contractor and staffing service, providing engineering, construction, maintenance and installation services to telecommunications providers and underground facility locating services, as well as related staffing services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of our operating divisions have been aggregated into one reporting segment due to their similar economic characteristics, products, production methods and distribution methods.

Results of Operations

Revenues:

	Three Months Ended June 30,
	2013	2012	Change	%
		(Restated)
Total	$14,356,480	$1,403,551	$12,952,929	923%

	Six Months Ended June 30,
	2013	2012	Change	%

Total	$26,758,413	$2,923,586	$23,834,827	815%

Revenues for the three- and six-month periods ended June 30, 2013 increased by $13.0 million  and $23.8 million, respectively, or 923% and 815%, respectively, to $14.4 million and $26.8 million, respectively, as compared to $1.4 million and $2.9 million for the corresponding periods of 2012. The increases in revenues resulted primarily from our inclusion of revenues from our acquisitions of ADEX, ERFS and TNS in 2012 and AWS in April 2013. The acquisitions of TNS, ERFS, ADEX and AWS accounted for $13.0 million and $24.6 million, or 91% and 92% of the revenues in the three month and six months ended June 30, 2013, respectively,  as compared to $0 in the three months and six months ended June 30, 2012. During the three month and six month periods ended June 30, 2012, substantially all of our revenue was derived from our specialty contracting services, while for the three month and six month periods ended June 30, 2013, 30% and 24%, respectively, of revenues were derived from specialty contracting services, 63% and 68%, respectively, were derived from our telecommunication staffing services and 7% and 8%, respectively, were derived from our environmental remediation services.

Cost of revenue and gross profit:

Cost of revenues:
	Three Months Ended June 30,
	2013	2012	Change	%
		(Restated)
Total	$10,107,015	$988,461	$9,118,554	923%

	Six Months Ended June 30,
	2013	2012	Change	%
		(Restated)
Total	$18,873,318	$1,853,141	$17,020,177	918%

Gross Profit:
	Three Months Ended June 30,
	2013	2012	Change	%
		(Restated)
Total	$4,249,465	$415,090	$3,834,375	924%
%	30%	30%

	Six Months Ended June 30,
	2013	2012	Change	%
		(Restated)	$-
Total	$7,885,095	$1,070,445	$6,814,650	637%
%	29%	37%

Cost of revenues for the three-month and six-month periods ended June 30, 2013 and 2012 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenues increased by $9.1 million and $17.0 million, or 923% and 918%, for the three-month and six-month periods ended June 30, 2013, respectively, to $10.1 million and $18.9 million, respectively, as compared to $1.0 million and $1.9 million for the same periods in 2012. Costs of revenues as a percentage of sales were 70% and 71% for the three-month and six-month periods ended June 30, 2013, respectively, as compared to 70% and 63% for the same periods in 2012. The increase was primarily due to the acquisitions completed during 2012 and April 2013. For the three-month and six-month periods ended June 30, 2012, all of our operations were in the specialty contracting services business.

Our gross profit percentage was 30% and 29% for the three month and six month periods ended June 30, 2013, respectively, as compared to 30% and 37% for the comparable periods in 2012. This was a result of the acquisitions we completed in 2012 and April 2013. The gross margin on our telecommunications staffing services, which was our largest service sector, was 26% for each of  the three-month and six-month periods ended June 30, 2013, which decreased our overall gross margin. It is expected that as the telecommunications staffing services portion of our revenue increases, our overall gross margin percentage will continue to decline, while the gross margin dollars will increase.

Salaries and wages:

	Three Months Ended June 30,
	2013	2012	Change	%
		(Restated)
Salaries and wages	$1,705,330	$330,652	$1,374,678	416%
Percentage of revenues	12%	24%

	Six Months Ended June 30,
	2013	2012	Change	%
		(Restated)
Salaries and wages	$3,367,099	$784,481	$2,582,618	329%
Percentage of revenues	13%	27%

For the three-month and six-month periods ended June 30, 2013, salaries and wages increased $1.4 million and $2.6 million, respectively, to $1.7 million and $3.4 million, respectively, as compared to approximately $0.3 million and $0.8 million for the same periods in 2012. The increase was due to the acquisitions we completed in 2012 and April 2013. Salaries and wages were 12% and 13% of revenue in the three-month and six-month periods ended June 30, 2013, respectively, as compared to 24% and 27% for the same periods in 2012. The decrease in percentage resulted from the increase in revenues. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three Months Ended June 30,
	2013	2012	Change	%
		(Restated)
General and administrative	$1,740,983	$328,205	$1,412,778	430%
Percentage of revenues	12%	23%

	Six Months Ended June 30,
	2013	2012	Change	%
		(Restated)
General and administrative	$3,016,809	$759,036	$2,257,773	297%
Percentage of revenues	11%	26%

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $1.4 million and $2.3 million, or 430% and 297%, to $1.7 million and $3.0 million in the three-month and six-month periods ended June 30, 2013, respectively, as compared to $0.3 million and $0.8 million in the comparable periods of 2012. The increases were primarily the result of increased overhead expenses relating to the acquisitions we completed in 2012 and April of 2013. General and administrative expenses decreased to 12% and 11% of revenues in the three-month and six-month periods ended June 30, 2013, respectively, from 23% and 26% in the comparable periods in 2012. This decrease in percentage was a result of the increased revenue, which did not cause a corresponding percentage increase in general and administrative expenses. We expect that as our revenues increase, our general and administrative expenses will continue to increase, but at a slower rate than revenue. This is a result of our ability to use our existing resources to manage additional revenue growth.

Interest Expense:

	Three Months Ended June 30,
	2013	2012	Change	%
		(Restated)
Interest expense	$759,965	$227,693	$532,272	234%

	Six Months Ended June 30,
	2013	2012	Change	%
		(Restated)
Interest expense	$2,096,545	$289,022	$1,807,523	625%

Interest expense increased by $0.5 million and $1.8 million to $0.8 million and $2.1 million for the three month and six month periods ended June 30, 2013, respectively. The six-month period ended June 30, 2013 also included $0.5 million of loan restructuring fees paid to a lender. Interest in the six-month period ended June 30, 2013 also included interest of  $0.1 million on debt converted to equity.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $1.3 million and $2.4 million for three-month and six-month periods ended June 30, 2013, respectively, as compared to $0.5 and $0.9 million for the three-month and six-month periods ended June 30, 2012, respectively.

Liquidity and Capital Resources

At June 30, 2013, we had a working capital deficit of $7.7 million, as compared to a working capital deficit of $3.2 million at December 31, 2012.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

	Six months ended June 30,
	2013	2012
		(Restated)
Net cash used in operations	$(572,840)	$(937,274)
Net cash used in investing activities	(70,293)	(43,518)
Net cash provided by financing activities	$2,273,930	$926,369

Net cash used in operating activities for the six months ended June 30, 2013 was $572,840, which reflected increases in accounts receivable and other assets, which increases were offset by increases in accounts payable, accrued expenses and the net loss for the period, as compared to net cash used in operating activities of $937,274 for the six months ended June 30, 2012.

Net cash used in investing activities for the six months ended June 30, 2013 was $70,293, which consisted of $58,510 cash paid for the purchase of capital equipment, $200,000 for the issuance of a convertible note receivable and cash of $188,217 received in an acquisition, as compared to 2012, which consisted of $43,518 cash paid for the purchase of capital equipment.

Net cash provided by financing activities for the six months ended June 30, 2013 was $2,273,930, which resulted from proceeds from the sale of preferred stock of $775,000, related party borrowings of $1,325,000 and third party borrowings of $1,062,655, which were partially offset by the repayments of notes and loans payable. This is compared to cash provided from financing activities of $926,369 for the six months ended June 30, 2012, which resulted from third-party borrowings and the sale of preferred stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to (i) our inability to timely and accurately file our reports and other information with the SEC as required under Section 13 of the Securities Exchange Act of 1934, (ii) our lacking the appropriate technical resources to properly evaluate transactions in accordance with generally accepted accounting principles and (iii) our lacking a review function. To remediate the material weaknesses in disclosure controls and procedures related to our inability to timely file reports and other information with the SEC, we have hired experienced accounting personnel to assist with filings and financial record keeping.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the three months covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From April 5, 2013 to April 25, 2013, we sold an aggregate of 475 shares of Series E Preferred Stock to eight accredited investors for aggregate cash consideration in the amount of $475,000. The issuances were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

3.1	Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated August 16, 2001, the Certificate of Amendment dated September 4, 2008, the Certificate of Amendment dated January 10, 2013 and the Certificate of Amendment dated July 30, 2013.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

INTERCLOUD SYSTEMS, INC.

August 14, 2013	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, Principal Financial and Accounting Officer