Form 10-K/A
period 2012-12-31
INTERCLOUD SYSTEMS, INC.
filed 2013-10-16
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-32034

InterCloud Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0963722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

331 Newman Springs Road
Building 1, Suite 104
Red Bank, New Jersey  07701

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (561) 988-1988

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K, or this 10-K/A, we will refer to InterCloud Systems, Inc., a Delaware corporation, as  “our company,” “we,” “us,” and “our.”

We are filing this Form 10-K/A to amend certain disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed with the Securities and Exchange Commission on April 1, 2013 (our “Report”), in response to comments made by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of our Registration Statement on Form S-1 (Registration No. 333-185293) originally filed with the SEC on December 5, 2012 (the "Form S-1").  The principal changes to our Report effected by this amendment are the following:

•	In Part I, Item 1 (Business) of our Report,

o
we amended the descriptions of the purchase agreements of our recent and pending acquisitions to add additional disclosure regarding the terms of such acquisitions, including the value of the contingent consideration likely to be paid in connection with each such acquisition.

•	In Part II, Item 6 (Selected Financial Data) of our Report,

o
in the table furnishing annual selected income statement data, for the year ended December 31, 2012, we revised the amount of other expense, net to $(1,097,863) from $(1,047,324) and the amount of net loss before benefit from income taxes to $(3,859,722) from $(3,809,183) to correct errors in our Report as originally filed.

o
in the table furnishing balance sheet data as of December 31, 2012, we revised the amount of total current assets to $10,183,971 from $9,666,323 and the amount of other liabilities to $15,159,644 from $14,601,711 to reflect the reclassification of certain accounts as described below, and we changed the title of the line item “Temporary equity” to “Redeemable common and preferred stock.”

•	In Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Report,

o
Under the caption “Components of Results of Operations – Fair Value of Embedded Derivatives,” we expanded the disclosure to include information regarding our methodology for determining the fair value of the embedded derivative in the warrants issued to the lenders under the MidMarket Loan Agreement, the amount of such value and the components used in the calculation of such value.

o
Under the caption “Components of Results of Operations – Income Taxes,” we revised the amount of our net operating loss carryforwards at December 31, 2012 and 2011 to $5.9 million and 3.8 million, respectively, from $5.6 million and $5.0 million, respectively, to correct errors in our Report as originally filed.

o
In the first table under the caption “Results of Operations,” we included in our loss before income taxes for fiscal 2012 our loss in the amount of $50,539 attributable to our former investment in Digital Comm Inc. ("Digital"), which amount was originally included in net loss attributable to common stockholders.

o
Under the caption “Year Ended December 31, 2012 compared to year ended December 31, 2011,” we revised the disclosure to include an analysis of the year-to-year changes in our depreciation and amortization expenses.

o
Under the caption “Liquidity, Capital Resources and Cash Flows,” we added disclosure regarding the amount of our accounts receivable at December 31, 2012 and the amount of such receivables relative to our revenues during fiscal 2012.

o
Under the caption “Liquidity, Capital Resources and Cash Flows – Cash Flows,” we revised the amount of the net cash used in operations in fiscal 2012 to $2, 975,942 from $3,155,003 and the amount of net cash used in investing activities in fiscal 2012 to $13,735,393 from $13,556,332 to reflect a reclassification from net cash used in investing activities to net cash used in operations.

o
Under the caption “Critical Accounting Policies and Estimates – Stock-based Compensation,” we added disclosure regarding the specific amounts and fair value of our stock-based compensation in fiscal 2012.

•	In Part II, Item 8 (Financial Statements and Supplementary Data) of our Report,

o
we amended our consolidated balance sheet at December 31, 2012 to (i) include under current assets $523,410 of prepaid registration costs relating to our Form S-1, which increased our total current assets to $10,183,971 from $9,666,325 and reduced our other assets to $118,563 from $636,209,  (ii) include under other liabilities $557,933 of long-term contingent consideration, which amount had originally been reported under other liabilities, (iii) revised the amount of our non-controlling interest in Rives - Monteiro Engineering LLC to $71,431 from $121,970 to reflect a change in presentation of the category to non-controlling interest from retained earnings and (iv) reflect a reclassification of certain shares of our common stock to temporary equity.

o
we amended our consolidated statement of operations for the year ended December 31, 2012 to report our loss in the amount of $50,539 attributable to our equity investment in Digital under “Other income (expense), which amount had originally been reported under net loss attributable to common stockholders.

o	we amended our consolidated statement of changes in stockholders' deficit to reflect the reclassification of certain shares of our common stock to temporary equity.

o
on our consolidated statement of cash flows for the years ended December 31, 2012 and 2011, we amended our disclosure to reclassify amounts between categories in cash flow provided by/used in operations, financing and investing activities, and we amended our supplemental disclosures of non-cash investing and financing activities to recharacterize the basis for certain of the activities.

o
in Note 2 (Restatement) to our consolidated financial statements, we amended the consolidated statement of operations data for the three-month period ended March 31, 2012, the three-month period ended June 30, 2012, the six-month period ended June 30, 2012, the three-month period ended September 30, 2012 and the nine-month period ended September 30, 2012 to correct certain line items and add additional disclosure relating to dividends payable on our preferred stock.

o
in Note 3 (Summary of Significant Accounting Policies) to our consolidated financial statements, (i) under the caption “Going Concern,” we added additional disclosure regarding our plans to generate cash flow to address our liquidity concerns, including potential sources of generating cash; (ii) under the caption “Impairment of Long-lived Intangible Assets and Goodwill,” we added disclosure regarding the methodologies we employ to determine whether it is more likely than not that an impairment exists and the amount of any such impairment; (iii) under the caption “Revenue Recognition,” we added disclosure regarding our recognition of revenue under construction contracts; (iv) under a new caption “2012 Performance Incentive Plan and Employee Purchase Plan,”we added disclosure regarding the shares of our common stock reserved for issuance under our employee incentive plans; (v) under the caption “Fair Value of Financial Instruments,” we added disclosure regarding the fair value measurements of our financial instruments carried at fair value at December 31, 2012 and 2011 and the fair value measurements of our assets and liabilities measured at fair value on a recurring basis at such dates and we added tables to show assets and liabilities measured at fair value based on Level 1, Level 2 and Level 3 inputs, and a summary of changes in fair value of Level 3 instruments, (vi) under the caption “Principals of Consolidation and Investment in Affiliate Company,” we added disclosure to clarify our accounting for our investment in Rives-Monteiro Engineering LLC and to disclose that Digital was fully divested as of December 31, 2012 and (vii) under the caption “Distinguishment of Liabilities from Equity,” we added disclosure to clarify our accounting for derivative liabilities.

o
in Note 4 (Acquisitions and Deconsolidation of Subsidiary) to our consolidated financial statements, (i) we added disclosure regarding the amounts of our acquisition-related costs for each of our recent acquisitions, (ii) we clarified our disclosure regarding our obligations to either issue addional shares or redeem shares of our Series F Preferred Stock issued as partial consideration in our acquisition of T N S, Inc., (iii) we added additional disclosure regarding our contingent obligations to pay additional consideration in connection with each of the acquisitions we completed in the years ended December 31, 2012 and 2011; (iv) we added disclosure regarding our acquisition of ADEX; and (v) we added additional disclosure regarding the operating results of Digital for the year ended December 31, 2011 and for the period from January 1, 2012 through September 12, 2012, the date of our deconsolidation of Digital, and summary balance sheet information of Digital as of December 31, 2011 and September 12, 2012.

o
in Note 9 (Term Loans) to our consolidated financial statements, (i) we added disclosure under the caption “Note Payable - UTA” regarding our methodology for determining, and the amount of, our derivative liability relating to the warrants issued under the UTA loan agreement and also added disclosure regarding the number of shares of common stock issuable upon the exercise of such warrants, (ii) under the caption “Term Loan – MidMarket Capital” we added disclosure regarding our methodology for determining, and the amount of, the derivative liability relating to the warrants issued under the MidMarket loan agreement, (iii) we added disclosure under the caption “18% Convertible Promissory Note” regarding our accounting for the beneficial conversion feature of such note upon issuance of such note and the conversion thereof and (iv) we added a table listing the schedule of repayment obligations due under the terms of the MidMarket loan agreement.

o
in Note 10 (Derivative Instruments) to our consolidated financial statements, (i) we added disclosure regarding our accounting for the put feature of the warrants issued pursuant to the MidMarket loan agreement, our methodology for computing the derivative liability related to such warrants and the warrants issued to the purchasers of our Series E Preferred Stock,  and the factors, assumptions and methodology that we used in calculating the fair value of such derivative liabilities at December 31, 2012 and 2011.

o
in Note 11 (Income Taxes) to our consolidated financial statements, we added disclosure regarding our accounting for deferred tax assets and the adjustments required for the change to the accrual method of accounting for tax purposes for those acquired subsidiaries that had previously applied the cash method of accounting for tax purposes.

o
in Note 14 (Stockholders’ Equity) to our consolidated financial statements, under the caption “Common Stock – Basis for Determining Fair Value of Shares Issued” we added disclosure regarding our methodologies for determining the fair value of the shares of common stock we issue in connection with acquisitions or debt conversions or as compensation to employees or third parties.

o
in Note 15 (Redeemable Preferred Stock) to our consolidated financial statements, we added disclosure for each class of our outstanding convertible preferred stock regarding the number of shares of common stock into which such class of preferred stock was convertible at December 31, 2012 and 2011 and the methodology used in calculating such number of shares of common stock. We also added disclosure regarding the redemption terms of our Series F Preferred Stock. In addtion, we amended our disclosure relating to our Series H Preferred Stock to clarify that dividends are payable on such shares at the rate of 10% per month only up to a maximum amount of dividends per share equal to 150% of the stated amount of such share.

o
we added a new Note 16 (Preferred Dividends) to our consolidated financial statements in which we disclosed for each class of our outstanding preferred stock the number of shares outstanding, the annual dividend rate and the amount of accrued dividends for the year ended December 31, 2012.

o
in Note 18 (Subsequent Events) to our consolidated financial statements, we amended our disclosure regarding the terms of our proposed acquisition of the Telco Professional Services and Handset Testing business division of Tekmark Global Solutions LLC to correct certain errors.

•	In Part III, Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of our Report,

o
we amended notes (5), (6) and (7) to the beneficial ownership table to include the names of the individuals who have voting and investment control over the applicable shares and/or to provide the address of the beneficial owners.

In addition to the above, we are filing this Form 10-K/A to correct certain inadvertent typographical, clerical and rounding errors in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of our Report.  We also amended the disclosure in such Items to conform such disclosure to our corresponding disclosure in the Form S-1. We believe those errors and conforming amendments, when considered either individually or in the aggregate, do not result in a material change to the disclosures made in our Report as originally filed.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have included Item 13 of Part III, “Exhibits,” as part of this Form 10-K/A.  As further required by Rule 12b-15, this Form 10-K/A sets forth the complete text of each item as amended.

This Form 10-K/A does not affect any section of our Report not specifically discussed herein and continues to speak as of the date of our Report.  Other than as specially reflected in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the filing of our Report or modify or update any related disclosures.  Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in “Risk Factors” in Item 1A (as set forth in this report as originally filed on April 1, 2013) and some of which are discussed in our other filings with the SEC. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

ADEX Corporation.  On September 17, 2012, we entered into an Equity Purchase Agreement (the “ADEX Agreement”) with the shareholders of ADEX and acquired all the outstanding capital stock of ADEX and ADEXCOMM Corporation, a New York corporation (“ADEXCOMM”), and all outstanding membership interests of ADEX Puerto Rico LLC, a Puerto Rican limited liability company (“ADEX Puerto Rico,” and together with ADEX and ADEXCOMM, the “ADEX Entities”).  Under the terms of the ADEX Agreement, we acquired all of the outstanding equity interests of the ADEX Entities in exchange for the cash payment at closing of $12,819,594, less the amount of debt of the ADEX Entities repaid by us at the closing (approximately $1,241,000).  We also issued a promissory note to pay the sellers the principal amount of $1,046,000 and a note in the principal amount of $1,332,668, which was equal to the net working capital of the ADEX entities as of the closing date. These notes have since been paid in full.

As additional consideration, we agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the 12-month period beginning on October 1, 2012 (the “Forward EBITDA”), provided that if the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50 and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0.  We also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243.  In connection with the obligation to make these payments, we reserved for issuance to the sellers 2,000 shares of our Series G Preferred Stock, which shares will be issued to the sellers in the event we default on our obligation to make such payments. Our obligation to deliver shares of our Series G Preferred Stock will be terminated if we make the required payments in cash. We valued the amount of contingent consideration at $2,123,210.

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

T N S, Inc.  On September 17, 2012, we entered into a Stock Purchase Agreement (the “T N S Agreement”) with the stockholders of T N S pursuant to which we acquired all the outstanding capital stock of T N S for the following consideration paid or issued by us at the closing: (i) cash in the amount of $700,000, (ii) 4,150 shares of our Series F Preferred Stock, of which 575 shares are contingent and are subject to cancellation in whole or in part if TNS does not meet certain operating results for the year ending September 30, 2012 and (iii) 40,000 shares of our common stock.

In addition, in the T N S Agreement, we agreed that, upon completion of a public offering of our securities, we will issue to the sellers an aggregate number of shares of common stock equal to (i) $200,000 divided by (ii) the offering price per share of our common stock in such public offering. We have valued such obligation at $259,550 as of the acquisition date and recorded such amount as a liability as of such date. As of December 31, 2012, the fair value of such obligation had not changed.

As additional consideration, we agreed to pay the sellers an amount equal to 20% of T N S’s adjusted EBITDA in excess of $1,275,000 for each of the three 12-month periods immediately following the closing date.  During such 36-month period, we agreed to operate T N S in the ordinary course with the commercially-reasonable objective of maximizing the amount payable to the sellers with respect to such three 12-month periods. Finally, in the event the adjusted EBITDA of T N S for the 12-month period beginning October 1, 2012 is greater or less than $1,250,000, we also agreed to issue or cancel, as appropriate, shares of Series F Preferred Stock based on an agreed-upon formula.  We valued the contingent consideration likely to be paid at $557,933 as of the date of the acquisition. As of December 31, 2012, the amount of contingent consideration had not changed.

In the T N S Agreement, we granted the sellers the right to put to us the shares of common stock issued at the closing for $50.00 per share, beginning 18 months after the closing and continuing for 60 days thereafter. In addition, the holders of the Series F Preferred Stock can demand that an aggregate of 3,000 shares of Series F Preferred Stock be redeemed beginning on November 27, 2012 at a redemption price of $1,000 per share, with the redemption to occur within 20 days of such request.  The holders may also request that an additional 575 shares of Series F Preferred Stock be redeemed beginning on September 17, 2013 and that any additional shares of Series F Preferred Stock be redeemed beginning on September 17, 2014.

Tropical Communications, Inc.  On August 15, 2011, we entered into a Stock Purchase Agreement (the “Tropical Agreement”) with the sole shareholder of Tropical pursuant to which we acquired all of the issued and outstanding stock of Tropical for the following consideration: (i) 8,000 shares of common stock, (ii) the assumption of indebtedness in the aggregate amount of $334,369, (iii) an amount equal to 50% of the net income of Tropical Communications during the 18-month period following closing, of which there was none, and (iv) warrants to purchase up to 4,000 additional shares of common stock at a price equal to the lower of a 25% discount to the market price of the common stock on the date of exercise or $37.50 per share, for each $500,000 of EBITDA earned by Tropical during the 24-month period following closing. We valued the contingent consideration likely to be paid at $15,320 for financial reporting purposes as of December 31, 2012.

Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC.  On November 15, 2011, we entered into, and on December 14, 2011 we amended, a Stock Purchase Agreement (the “Rives-Monteiro Agreement”) with the two members of RM Engineering and RM Leasing pursuant to which we acquired 49% of the membership interests of RM Engineering, were granted the right to purchase the remaining 51% of RM Engineering for $1.00 and acquired all of the membership interests of RM Leasing for the following consideration: (i) a cash payment in the amount of $300,000, of which $100,000 was paid on December 29, 2011, the date of consummation of the acquisitions, $100,000 was payable on or before March 29, 2012, and $100,000 was payable on or before June 29, 2012, (ii) 60,000 shares of common stock, (iii) the assumption of indebtedness in the aggregate amount of $211,455, (iv) an amount equal to 50% of the net income of RM Engineering during the 18-month period following date of acquisition of RM Engineering, and (v) warrants to purchase up to 4,000 additional shares of common stock at a price equal to the lower of a 25% discount to the market price of the common stock on the date of exercise or $37.50 per share, for each $500,000 of EBITDA earned by RM Engineering during the 24-month period following the date of acquisition of RM Engineering.  The cash payments in the aggregate amount of $200,000 were not paid when due in March and June 2012, and the parties expect that such payments will be made within 90 days of the date of this report. We valued the contingent consideration likely to be paid at $126,287 as of December 31, 2012.

The Rives-Monteiro Agreement contains representations, warranties, covenants and on-going indemnification obligations.  These covenants include an obligation during the year following the closing to continue to operate the ongoing business of RM Engineering in the same manner as previously conducted.

Environmental Remediation.  On November 30, 2012, ADEX entered into an Equity Purchase Agreement (the “Environmental Remediation Agreement”) with ERFS and the sole stockholder of ERFS pursuant to which ADEX acquired all the outstanding equity interests of ERFS in consideration of our issuance of 4,500 shares of our Series I Preferred Stock. In the Environmental Remediation Agreement, we granted the seller the right to put to us up to $750,000 of the Series I Preferred Stock at a price of $1,000 per share (less the amount of pre-closing receivables collected and paid to the seller) on and after March 31, 2013.

In addition, in the Environmental Remediation Agreement, as additional consideration, we agreed to pay the seller an amount, payable in cash or common stock, at our election, equal to 1.5 times ERFS’s EBITDA in the 12-month period ending December 31, 2013, provided the EBITDA for such period exceeds ERFS's EBITDA for the 12-month period ended November 30, 2012 by $10,000 or more.  In addition, we agreed to cause ERFS to pay to the seller on a bi-weekly basis an amount of cash equal to the amount of any receivables related to pre-closing activities of ERFS that are collected after the date of the acquisition, up to a maximum of $750,000. We valued the contingent consideration likely to be paid at $2,100,000 as of December 31, 2012.

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

•
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

•
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

•
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

•
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

•
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

Our top two customers, Verizon Communications and Danella Construction, accounted for approximately 73% of our total revenues in the year ended December 31, 2011.  Our top four customers, Nexlink, Ericsson, Inc., Verizon Communications and Ericsson Caribbean, accounted for approximately 59% of our total revenues in the year ended December 31, 2012.  Ericsson, as an OEM provider for seven different carrier projects, accounted for approximately 33% of our total revenues in the year ended December 31, 2012.

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

PART II

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

	For the years ended December 31,
	2012	2011
Statement of Operations Data:		(Restated)

Revenues	$17,235,585	$2,812,210
Gross profit	5,176,486	961,192
Operating expenses	7,938,345	6,343,931
Loss from operations	(2,761,859)	(5,382,739)
Other expense, net	(1,097,863)	(1,021,889)
Net loss before benefit for income taxes	(3,859,722)	(6,404,628)
Benefit for income taxes	(2,646,523)	-
Dividends on preferred stock	(843,215)	-
Net loss attributable to common stockholders	(2,072,862)	(6,404,628)
Loss per share, basic and diluted	$(1.33)	$(6.38)
Basic and diluted weighted average shares outstanding	1,553,555	1,003,264

	As of December 31,
	2012	2011
Balance Sheet Data:		(Restated)

Cash	$646,978	$89,285
Accounts receivable, net	8,481,999	347,607
Total current assets	10.183,971	456,585
Goodwill and intangible assets, net	29,667,823	1,146,117
Total assets	41,866,243	2,245,545

Total current liabilities	13,410,481	2,357,618
Other liabilities	15,159,644	1,672,900
Redeemable common and preferred stock	16,584,704	620,872
Stockholders’ equity (deficit)	(3,288,586)	(2,405,845)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our revenue increased from $2.8 million for the year ended December 31, 2011 to $17.2 million for the year ended December 31, 2012.  Our net loss attributable to common stockholders decreased from $6.4 million for the year ended December 31, 2011 to $2.1 million for the year ended December 31, 2012.  As of December 31, 2012, our accumulated deficit was $12.5 million.  A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years.  We are currently party to numerous master service agreements, and typically have multiple agreements with each of our customers.  Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks.  To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility.  In most cases, a customer may terminate an agreement for convenience with written notice.  The remainder of our services are provided pursuant to contracts for specific projects.  Long-term contracts relate to specific projects with terms in excess of one year from the contract date.  Short-term contracts for specific projects are generally of three to four months in duration.

During 2012, the majority of our revenue and expenses came from our acquired companies.  Of the $17.2 million in total revenues in the year ended December 31, 2012, $16.7 million came from the companies we acquired in 2011 and 2012.

Cost of revenues from the companies acquired in the years ended December 31, 2011 and 2012, accounted for $11.0 million of our $12.1 million cost of revenues during the year ended December 31, 2012.

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

A significant portion of our revenue is derived from several large customers.  The following table reflects the percentage of total revenue from those customers that contributed at least 10% to our total revenue in the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Verizon Communications, Inc.	7%	56%
Ericsson, Inc.	38%	-
Danella Construction	*	17%
Nexlink	14%	-

* Represented less than 5% of the total revenues during the period.

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

Our Ability to Integrate Our Acquired Businesses and Expand Internationally.

We completed five acquisitions since August 2011 and plan to consummate additional acquisitions in the near term.  Our success will depend, in part, on our ability to successfully integrate these businesses into our global telecommunications platform. In addition, we believe international expansion represents a compelling opportunity for additional growth over the long-term because of the worldwide need for telecommunications infrastructure.  As of December 31, 2012, our operations in Puerto Rico have generated $887,000 in revenue.  We plan to expand our global presence either by expanding our current operations or by acquiring subsidiaries with international platforms.

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

Customer:	Year ended December 31,
	2012	2011
Top 10 customers, aggregate	77%	97%
Customer:
Verizon Communications, Inc.	7%	56%
Danella Construction	*	17%
Nexlink	14%	-
Ericsson, Inc.	33%	-

* Represented less than 5% of the total revenues during the period.

Business Unit Transitions.

In the year ended December 31, 2011, 100% of our revenue came from our specialty contracting services. In the year ended December 31, 2012, approximately 39% of our revenue came from our specialty contracting services, and the remaining 61% come from our telecommunications staffing services.  This change in focus is primarily attributable to our acquisition of ADEX in September 2012. Due to the shift of our business focus from exclusively providing specialty contracting services to also providing professional staffing services, we have expanded our customer base.

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

General and Administrative Costs.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead.  These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense and other costs that are not directly related to performance of our services under customer contracts.  Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.  Information technology and development costs included in general and administrative expenses are primarily incurred to support and to enhance our operating efficiency.  We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenues will decrease if we succeed in increasing revenues.  Between January 1, 2012 and December 31, 2012, we increased our workforce by 346 employees, primarily as a result of the acquisitions of ADEX and its affiliated entities, T N S and ERFS, which will increase ongoing headcount-related expenses.

Fair Value of Embedded Derivatives.

We used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to warrants and the put and effective price of future equity offerings of equity-linked financial instruments. We derived the fair value of warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility and our dividend yield. We do not have sufficient historical data to use our historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. We developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within our fair value hierarchy.

On August 6, 2010, we issued to UTA Capital LLC warrants to purchase 16% of our common stock on a fully-diluted basis, which were exercisable at $18.75 per share and provided for cashless exercise.  Such warrants were cancelled in September 2012 in consideration of the issuance of 215,099 shares of our common stock.  In connection with the preparation of our financial statements for the year ended December 31, 2011, we evaluated the anti-dilution provisions of such warrants and deemed their impact to be immaterial. The relative fair value of such warrants was calculated using the Black-Scholes Option pricing model.  This amount, totaling approximately $872,311, was recorded as a derivative liability and debt discount and charged to interest expense over the life of the related promissory note. The warrants issued to UTA Capital LLC did not meet the criteria to be classified as equity in accordance with ASC 815-40-15-7D and were classified as derivative liabilities at fair value and marked to market because they were not indexed to our stock as the settlement amount was not fixed due to the variability of the number of shares issuable pursuant to such warrants.  The derivative liability associated with this debt was revalued each reporting period and the increase or decrease was recorded to our consolidated statement of operations under the caption “change in fair value of derivative instruments.”

On February 14, 2011, we entered into an extension and modification agreement with UTA Capital LLC in connection with our outstanding note payable to UTA Capital LLC, which had a balance of $775,000 at December 31, 2010.  The modification agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the modification agreement, UTA Capital LLC was issued 10,257 shares of our common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for our failure to satisfy a certain covenant in the agreement, UTA Capital LLC was issued 4,000 shares of our common stock, which shares were recorded as a penalty paid to the lender and recorded as an expense.  As of December 31, 2011, these two additional grants of shares had not been physically issued.  However, such shares were reflected in our financial statements for the year ended December 31, 2011 as if issued.  This amendment was accounted for as an extinguishment and therefore the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $504,648 and debt discount from this amendment of $153,850 were expensed.

Pursuant to the MidMarket Loan Agreement, on September 17, 2012, we issued warrants to the lenders to purchase an aggregate of 4,423,681shares of common stock.  The warrants were amended on November 13, 2012 in connection with the first amendment to the MidMarket Loan Agreement to increase the aggregate number of shares issuable upon exercise of such warrants to 6,007,529 shares. Pursuant to the second amendment to the MidMarket Loan Agreement dated March 22, 2013, the aggregate number of shares of common stock issuable upon exercise of such warrants was set at 749,542 shares. The warrants have an exercise price of $1.25 per share, subject to adjustment as set forth in the warrants, and will expire on September 17, 2014 provided certain conditions are met.  The warrants have anti-dilution rights in connection with the exercise price. For financial reporting purposes, we have determined that the fair value of the anti-dilution rights is immaterial.  If we issue stock, warrants or options at a price below the $1.25 per share exercise price, the price of the warrants resets to the lower price.  As of March 31, 2013, the lenders had not exercised the warrants. These warrants meet the criteria in ASC 480 to be classified as liabilities because there is a put feature pursuant to which we have an obligation to repurchase such warrants. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease in value will be recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.”

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

The fair value of the MidMarket warrant derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

December 31,
2012

Fair value of our common stock	$0.6875- $10.00

Volatility	56.78 - 112%

Exercise price	$0.95 - $10.00

Estimated life	1.75 years

Risk free interest rate (based on 2 year treasury rate)	0.0266 - 0.12%

We account for the exercise features included in our warrants as derivative liabilities.  The aggregate fair value of derivative liabilities as of December 31, 2012 and 2011 amounted to $33,593 and $38,557, respectively.

As of each of December 31, 2012 and 2011, the number of shares of common stock issuable upon exercise of the warrants issued under the MidMarket Loan Agreement and the warrants issued to UTA Capital LLC was 6,007,529 and 0 and 0 and 578,566, respectively.

Income Taxes.

In the year ended December 31, 2012, we booked a benefit for income taxes due of $2.6 million. Certain states do not recognize net operating loss carryforwards, and we have operations in some of those states. The provision for state and local income taxes was offset by an increase in deferred tax liabilities of $2.8 million. This tax benefit was a result of our acquisition of ADEX and TNS in 2012, which resulted in a deferred tax liability based on the value of the intangible assets acquired. This benefit was offset by the fact that ADEX and TNS were cash-basis taxpayers when they were acquired and were converted to accrual-basis taxpayers upon acquisition, which resulted in an increase in liability. As of December 31, 2012 and 2011, we had net operating loss carryforwards (NOLs) of $5.9 million and $3.8 million, respectively, which will be available to reduce future taxable income and expense through 2030. Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

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

	Year ended December 31,
	2012	2011
		(Restated)
Revenue	$17,235,585	$2,812,210

Cost of revenues	12,059,099	1,851,018
Gross profit	5,176,486	961,192

Operating expenses:
Depreciation and amortization	348,172	39,229
Salaries and wages	3,802,158	5,053,600
General and administrative	3,788,015	1,251,102
Total operating expenses	7,938,345	6,343,931

Loss from operations	(2,761,859)	(5,382,739)

Total other expense	(1,097,863)	(1,021,889)
Loss before benefit for income taxes	(3,859,722)	(6,404,628)

Benefit for income taxes	(2,646,523)	-

Net loss	(1,213,199)	(6,404,628)

Net loss attributable to non-controlling interest	(16,448)	-

Net loss attributable to InterCloud Systems, Inc.	(1,229,647)	(6,404,628)

Less dividends on Series C, D, E, F and H Preferred Stock	(843,215)	-

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(2,072,862)	$(6,404,628)

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenue.

	Year ended December 31,		Change
	2012	2011	Dollars	Percentage
Specialty contracting services	$6,658,388	$2,812,210	$3,846,178	137%
Telecommunication staffing services	10,577,197	-	10,577,197	100%
Total	$17,235,585	$2,812,210	$14,422,775	513%

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

Salaries and Wages.

	Year ended December 31,		Change
	2012	2011	Dollars	Percentage
Salaries and wages	$3,802,158	$5,053,600	$(1,251,442)	(25)%
Percentage of revenue	22%	180%

Our salaries and wages decreased $1.2 million from $5.0 million for the year ended December 31, 2011 to $3.80 million for the year ended December 31, 2012.  The decrease was a result of a significant decrease in the value of our common stock during 2012.  Stock compensation decreased from $4.1 million in the year ended December 31, 2011 to $0.8 million in the year ended December 31, 2012.  The decrease in stock compensation was partially offset by an increase in the number of employees.

Depreciation and amortization:

	Year ended
	December 31,		Change
	2012	2011	Dollars	Percentage
Depreciation and amortization	$348,172	$39,229	$308,943	788%
Percentage of revenue	2%	1%

Depreciation and amortization expense increased by approximately $309,000 to $348,000 in the year ended December 31, 2012, as compared to $39,000 in the year ended December 31, 2011.  The increase was a result of the acquisitions completed in 2011 and 2012, which increased amortization expense approximately $228,000 and depreciation expense approximately $81,000 from 2011.

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

Net Gain on Deconsolidation of Digital Subsidiary

During September 2012, we sold 60% of the outstanding shares of common stock of Digital Comm.  We recognized a gain on deconsolidation of $528,000 based on the negative investment carrying amount.  We made additional investments in Digitalof approximately $179,000 during the remainder of 2012, and on December 31, 2012 we sold the remaining balance of our investment in Digital Comm. The result for the year was a net gain of $453,000 on the deconsolidation of Digital Comm.

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

We incurred net losses attributable to our common stockholders of $2.1 million and $6.4 million during the years ended December 31, 2012 and 2011, respectively.  Our accumulated deficit as of December 31, 2012 was $12.5 million.

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

As of December 31, 2012, we were in default under the covenants of the MidMarket Loan Agreement relating to our minimum liquidity, our senior and total debt leverage ratios and our senior and total fixed charge coverage ratios.  On March 22, 2013, we entered into a second amendment, consent and waiver agreement, pursuant to which the lenders waived the past defaults and amended certain financial covenants under the MidMarket Loan Agreement as described in Note 9 to our Consolidated Financial Statements included herein.

The original $13,000,000 loans under the MidMarket Loan Agreement mature on September 17, 2017.  However, if we fail to raise at least $30,000,000 in connection with a public offering of our voting equity securities by March 17, 2014, such loans will mature on an accelerated basis and will come due on June 17, 2014.  We were required to repay up to $750,000 of such loans to the extent we did not complete an acquisition. Interest on the loans under the MidMarket Loan Agreement accrues at a rate per annum equal to 12.0%.

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

Wellington Promissory Note. On September 17, 2012, we entered into a promissory note with Wellington Shields & Co. LLC (Wellington Note) as evidence of the fees we owed to Wellington for services rendered relating to the MidMarket Loan Agreement.  The Wellington Note is for a term of 35 days with interest in arrears from September 17, 2012 at the lowest applicable federal rate of interest. As of December 31, 2012, $95,000 of principal plus accrued interest remained outstanding on the Wellington Note, and we were in default due to our failure to pay such amounts in full.

Note and Warrant Purchase Agreement with UTA Capital LLC.  On August 6, 2010, we secured a working capital loan from UTA Capital LLC, with Digital as the borrower.  In connection with such loan, we issued to UTA Capital, LLC warrants initially to purchase 167,619 shares of our common stock with an exercise price of $18.75 per share.  The warrants were exchanged for 208,759 shares of common stock on September 6, 2012. We paid off the remaining outstanding balance of this loan in September 2012.

Proceeds from Equity Issuances.

In the years ended December 31, 2012 and 2011, we raised net proceeds of $6.9 million and $70,000, respectively, through private sales of equity securities.
Accounts Receivable

We had accounts receivable at December 31, 2012 of $8,481,999. Accounts receivable at December 31, 2012 was significant relative to the annual revenues for the year ended December 31, 2012 for the following reasons:

●
We acquired ERFS on December 17, 2012. The revenue we recorded for ERFS for the year ended December 31 2012 was $146,036, while the accounts receivable for ERFS included in our consolidated accounts receivable at December 31, 2012 was $821,353.

●
We acquired T N S on September 17, 2012. The revenue that was included for T N S from September 17, 2012 through December 31, 2012 was $969,839, while the amount of accounts receivable included in our consolidated accounts receivable on December 31, 2012 was $558,849.

●
We acquired the ADEX entities on September 17, 2012. The revenue that was included for the ADEX entities from September 17, 2012 through December 31, 2012 was $10,577,197, while the amount of accounts receivable included in our consolidated accounts receivable on December 31, 2012 was $6,758,439.

Our days sales outstanding calculated on an annual basis was not meaningful at December 31, 2012 because we had owned the companies only for a short period. Our days sales outstanding as of June 30, 2013 was 75 days, which we believe is more representative of what should be expected going forward.

Going Concern

During the years ended December 31, 2012 and 2011, we suffered losses from operations that may raise doubt about our ability to continue as a going concern. As of December 31, 2012  and 2011, we had negative working capital and continued losses. Our management believes that actions presently being taken to obtain additional funding, including the consummation of this offering, provide the opportunity for us to continue as a going concern. However, there can be no assurance that additional financing that is necessary for us to continue our business will be available to us on acceptable terms, or at all.

Our consolidated financial statements included elsewhere in this report have been prepared on a going concern basis. We had a net loss of approximately $2.1 million during 2012, and we had a working capital deficit of approximately $3.2 million at December 31, 2012. At December 31, 2012 we had total indebtedness of $21.2 million. We cannot be certain that our operations will generate funds sufficient to repay our existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our operations.  We intend to secure additional debt or equity financing to satisfy certain of our existing obligations. While we believe that we will ultimately satisfy our obligations as they become due, we cannot guarantee that we will be able to do so or that we will be able to secure additional debt or equity financing on favorable terms, or at all. Should we default on certain of our obligations and the lender foreclose on the debt, the operations of our subsidiaries will not initially be impacted. However, following default, the lender could potentially liquidate the holdings of our operating subsidiaries sometime in the future and our operations would be significantly impacted. Our consolidated financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.

Working Capital.

At December 31, 2012 and 2011, we had working capital deficits of approximately $3.2 million and $1.9 million, respectively.   The increase in our working capital deficit from December 31, 2011 to December 31, 2012 was primarily the result of the additional indebtedness we incurred as a result of our acquisitions of ADEX and T N S in September 2012, which was offset in part by the reduction in our net payables resulting from the deconsolidation of 60% of our Digital subsidiary.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows
	Year ended December 31,
	2012	2011
Net cash used in operations	$(2,975,942)	$(1,068,532)
Net cash used in investing activities	(13,735,393)	(120,474)
Net cash provided by financing activities	17,269,028	1,255,815

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

Net cash used in operating activities for the year ended December 31, 2012 of $2.9 million was primarily attributable to a net loss of $2.1 million excluding non-cash charges and an increase in accounts receivable of $2.3 million primarily due to revenue growth for the year ended December 31, 2012, which was offset in part by an increase in accounts payable and accrued expenses of $2.1 million.

Net cash used in operating activities for the year ended December 31, 2011 of $1.1 million was primarily attributable to a net loss of $6.4 million excluding non-cash charges and an increase in accounts receivable of $66,866 primarily due to the revenue growth for the year ended December 31, 2011, which was offset in part by an increase in accounts payable and accrued expenses of $542,535.

Net cash used in investing activities.  Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $13.7 million and $0.1 million, respectively, consisting primarily of purchases of capital equipment in 2011 and cash used for acquisitions in 2012.

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

Rental Obligations.

We and our operating subsidiaries have real property leases as described in Item 1. “Business” under the caption “Properties”.

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

Allowances for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period.  This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors.  Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts.  We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations.  We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of December 31, 2012 and 2011.

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

Certain of our business units also have other intangible assets, including customer relationships, trade names and non-compete agreements.  As of December 31, 2012 and 2011, we believed the carrying amounts of these intangible assets were recoverable.  However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Stock-Based Compensation.

Our stock-based award programs are intended to attract, retain and reward employees, officers, directors and consultants, and to align stockholder and employee interests.  We have granted stock-based awards to individuals.  Our policy going forward will be to issue awards under our recently-adopted 2012 Employee Incentive Plan and Employee Stock Purchase Plan.

Compensation expense for stock-based awards is based on the fair value of the awards at the measurement date and is included in operating expenses.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of our stock over the expected life of the option, the risk-free rate of return based on the United States treasury yield curve in effect at the time of the grant for the expected term of the option, the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on history and expectation of dividend payments. Stock options generally vest ratably over a three-year period and are exercisable over a period up to ten years.

The fair value of restricted stock is estimated on the date of grant and is generally equal to the closing price of our common stock on that date. The price of our common stock price has varied greatly during the the year ended December 31, 2012.  Some of the factors that influenced the market price of our stock during these periods include: (i) the closing of three acquisitions, ADEX, TNS and ERFS, since September 2012; (ii) increasing indebtedness to fund such acquisitions; (iii) the entering into of a definitive agreement to acquire Telco; (iv) the approval and eventual effectuation of a 1-for-125 reverse stock split in January 2013, which caused uncertainty and volatility; and (v) our stock being very thinly traded, resulting in large fluctuations in value. The total amount of stock-based compensation expense ultimately is based on the number of awards that actually vest and fluctuates as a result of performance criteria, as well as the vesting period of all stock-based awards.  Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.  In accordance with ASC Topic 718,  Compensation – Stock Compensation  (ASC Topic 718), compensation costs for performance-based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied.  We use our best judgment to determine probability of achieving the performance goals in each reporting period and recognize compensation costs based on the number of shares that are expected to vest.

The following tables summarize our stock-based compensation for the year ended December 31, 2012:

Year Ended December 31, 2012

Date	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted
8/8/2012	16,000	$1.50	$1.50	$24,000
9/19/2012	24,000	2.125	2.125	51,000
10/9/2012	32,000	3.0125	3.0125	96,400
10/19/2012	20,000	3.375	3.375	67,500
11/16/2012	40,000	2.50	2.50	100,000

In the three months ended March 31, 2013, the Company issued 45,000 shares of stock-based compensation with a fair value of $142,100.

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

Subsequent Measurement.

We record the fair value of our financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of our financial instruments classified as liabilities are recorded as other expense/income.

Temporary Equity.

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

Business Combinations.

We account for our business combinations under the provisions of ASC 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, we record the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that we obtained during the measurement period.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: (i) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or (ii) if the contingent consideration is classified as an asset or a liability, the changes in fair value are recognized in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the years ended December 31, 2012 and 2011, together with the related notes and the reports of our independent registered public accounting firms, are set forth on pages F-1 to F-52 of this report.

PART III

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

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Executive Officers and Directors
Mark Munro(1)	2,266,914	44.8%
Mark F. Durfee(2)	3,075,151	52.6%
Charles K. Miller(3)	110,886	3.8%
Neal Oristano(4)	207,734	6.9%
Daniel J. Sullivan	—	—
Lawrence B. Sands	37,318	*
Roger Ponder	—	—
All named executive officers and directors as a group	5,698,003	67.6%
5% or More Stockholders
Forward Investment LLC(5)	3,352,463	54.5%
Mark Munro 1996 Charitable Remainder Trust(6)	304,308	9.8%
American Financial Group, Inc.(7)	831,042	23.4%
UTA Capital LLC(8)	225,355	8.0%
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

(3)
Includes (i) 23,065 shares of common stock issuable upon conversion of 25 shares of Series E Preferred Stock, (ii) 11,744 shares of common stock issuable upon exercise and conversion of a common stock purchase warrant, and (iii) 76,077 shares of common stock issuable upon conversion of 263 shares of Series B Preferred Stock held by Mr. Miller.

(4)
Includes (i) 138,117 shares of common stock issuable upon conversion of 50 shares of Series C Preferred Stock, (ii) 46,977 shares of common issuable upon conversion of 50 shares of Series E Preferred Stock, and (iii) 23,488 shares of common issuable upon exercise of a common stock purchase warrant held by Mr. Oristano.

(5)
Includes 3,352,463 shares of common stock issuable upon conversion of 13,616 shares of Series B Preferred Stock held by Forward Investment LLC. Pursuant to Amendment No. 1 to the Schedule 13D filed by Forward Investments LLC with the SEC on July 11, 2011, Douglas Shooker is the manager of Forward Investments LLC. The address of Forward Investments LLC is 1416 North Donnelly, Mt. Dora, Florida 32757.

(6)	Includes 304,870 shares of common stock issuable upon conversion of 1,051 shares of Series B Preferred Stock held by Mark Munro 1996 Charitable Remainder Trust.

(7)
Includes (i) 524,679 shares of common stock shares issuable upon exercise of a warrant held by Great American Life Insurance Company (“GALIC”) and (ii) 224,863 shares of common stock shares issuable upon exercise of a warrant held by Great American Insurance Company (“GAIC”).  Pursuant to the Schedule 13D filed by American Financial Group, Inc. (“AFG”) with the SEC on April 1, 2013, GALIC and GAIC are subsidiaries of AFG and AFG beneficially owns the shares owned by GALIC and GAIC, including the shares issuable upon exercise of the warrants held by such subsidiaries.  The address of AFG is 301 East Fourth Street, Cincinnati, Ohio 45202.

(8)
Pursuant to Amendment No. 1 to the Schedule 13G filed by UTA Capital LLC with the SEC on February 2, 2012, the managing member of UTA Capital LLC is YZT Management LLC, a New Jersey limited liability company, and Udi Toledano is the managing member of YZT Management LLC.  The address of UTA Capital LLC, YZT Management LLC and Udi Toledano is 100 Executive Drive, Suite 330, West Orange, NJ 07052.

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

Financial Statements

Our financial statements and the Reports of Independent Registered Public Accounting Firms are presented in the “F” pages following this report after the “Index to Financial Statements” attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2013
By: /s/ Mark Munro
Name: Mark Murno
Title: Mark Munro

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer and Chairman of the Board of Directors	October 16, 2013
Mark Munro	(Principal Executive Officer)

/s/ Daniel Sullivan	Chief Financial Officer	October 16, 2013
Daniel Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Durfee	Director	October 16, 2013
Mark Durfee

/s/ Charles K. Miller	Director	October 16, 2013
Charles K. Miller

/s/ Neal L. Oristano	Director	October 16, 2013
Neal L. Oristano

EXHIBIT INDEX

Exhibit Number	Description of Document

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

INTERCLOUD SYSTEMS, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE
InterCloud Systems, Inc.
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated balance sheets as of December 31, 2012 and December 31, 2011 (Restated)	F-4
Consolidated statements of operations for the years ended December 31, 2012 and December 31, 2011 (Restated)	F-5
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2012 and December 31, 2011 (Restated)	F-6
Consolidated statements of cash flows for the years ended December 31, 2012 and December 31, 2011 (Restated)	F-7
Notes to audited consolidated financial statements as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012 and December 31, 2011 (Restated)	F-8 to F-52

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

/s/Sherb & Co., LLP
Sherb & Co., LLP
Boca Raton, FL
April 10, 2012, except for Note 2,
as to which the date is March 22, 2013

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2012	2011
Current Assets:		(restated)
Cash and cash equivalents	$646,978	$89,285
Accounts receivable, net of allowances of $522,297 and $1,444, respectively	8,481,999	347,607
Inventory	-	10,992
Deferred loan costs	298,517	-
Prepaid registration costs	523,410	-
Other current assets	233,067	8,701
Total current assets	10,183,971	456,585

Property and equipment, net	367,624	338,759
Goodwill	20,561,980	343,986
Intangible assets, net	9,105,843	802,131
Deferred loan costs, net of current portion	1,528,262	-
Other assets	118,563	304,084

Total assets	$41,866,243	$2,245,545

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$4,164,464	$991,302
Deferred revenue	135,319	-
Income taxes payable	123,605	-
Bank debt, current portion	352,096	114,358
Notes, related parties	378,102	5,364
Contingent consideration	4,624,367	141,607
Term loans, current portion, net of debt discount	3,632,528	1,104,987
Total current liabilities	13,410,481	2,357,618

Other Liabilities:
Bank debt, net of current portion	207,831	698,289
Notes, related parties, net of current portion	105,694	936,054
Deferred tax liability	2,374,356	-
Term loans, net of current portion, net of debt discount	11,880,237	-
Long term contingent consideration	557,933	-
Derivative financial instruments at estimated fair value	33,593	38,557
Total other liabilities	15,159,644	1,672,900

Total Liabilities	28,570,125	4,030,518

Redeemable common stock, $0.0001 par value, with $12.50 put option, 40,000 and 0 shares issued and outstanding, at December 31, 2012 and December 31, 2011, $500,000 liquidation preference	499,921	-

Redeemable Series B, convertible preferred stock, $0.0001 par value, authorized 60,000 shares, 37,500 and 15,000 shares issued and outstanding
at December 31, 2012 and December 31, 2011; $2,216,760 and $15,000 liquidation preference	2,216,760	15,000
Redeemable Series C, convertible preferred stock, $0.0001 par value,
10% cumulative annual dividend; $1,000 stated value, authorized 1,500 shares;
1,500 and 0 issued and outstanding at December 31, 2012 and December 31, 2011; $1,500,000 and $0 liquidation preference	1,500,000	-
Redeemable Series D, convertible preferred stock, $0.0001 par value, 10% cumulative annual dividend $1,000 stated value, authorized
1,000 shares; 608 and 608 shares issued and outstanding at December 31, 2012 and December 31, 2011, $605,872 and $605,872 liquidation preference	605,872	605,872
Redeemable Series E, convertible preferred stock, $0.0001 par value,
12% cumulative annual dividend; $1,000 stated value,
3,500 shares authorized; 2,575 and 0 issued and outstanding at December 31, 2012 and December 31, 2011, $2,575,000 and $0 liquidation preference	2,575,000	-
Redeemable Series F, convertible preferred stock, $0.0001 par value,
12% cumulative annual dividend; 4,800 shares authorized
4,150 and 0 issued and outstanding at December 31, 2012 and December 31, 2011, $3,575,000 liquidation preference	3,575,000	-
Redeemable Series G, convertible preferred stock, $0.0001 par value, 12% cumulative annual dividend; 3,500 shares authorized, none issued and outstanding	-	-
Redeemable Series H, convertible preferred stock, $0.0001 par value,
10% cumulative monthly dividend up to 150%; 2,000 shares authorized
1,425 and 0 issued and outstanding at December 31, 2012 and December 31, 2011, $1,425,000 liquidation preference	1,425,000	-
Redeemable Series I, convertible preferred stock, $0.0001 par value, authorized 4,500 shares, 4,500 and 0 shares issued and outstanding at December 31, 2012 and December 31, 2011, $4,500,000 liquidation preference	4,187,151	-
Total redeemable common and preferred stock	16,584,704	620,872

Stockholders' Equity (Deficit):
Series A, convertible preferred stock, $0.0001 par value,
20,000,000 authorized; 2,000,000 and 2,000,000 issued and outstanding as of December 31, 2012 and December 31, 2011	200	200
Common stock; $0.0001 par value; 500,000,000 shares authorized;
1,955,930 and 1,269,901 issued and outstanding as of December 31, 2012 and December 31, 2011	200	127
Additional paid-in capital	9,095,517	7,871,322
Accumulated deficit	(12,455,783)	(10,382,921)
Total InterCloud Systems, Inc. stockholders' equity (deficit)	(3,360,017)	(2,511,367)
Non-controlling interest	71,431	105,522
Total stockholders' equity (deficit)	(3,288,586)	(2,405,845)

Total liabilities, non-controlling interest and stockholders’ equity (deficit)	$41,866,243	$2,245,545

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2012	2011
		(Restated)

Revenues	$17,235,585	$2,812,210
Cost of revenue	12,059,099	1,851,018
Gross profit	5,176,486	961,192

Operating expenses:
Depreciation and amortization	348,172	39,229
Salaries and wages	3,802,158	5,053,600
General and administrative	3,788,015	1,251,102
Total operating expenses	7,938,345	6,343,931

Income (loss) from operations	(2,761,859)	(5,382,739)

Other income (expenses):
Change in fair value of derivative instruments	198,908	421,340
Interest expense	(1,699,746)	(1,443,229)
Equity loss attributable to affiliate	(50,539)	-
Net gain from deconsolidation of Digital subsidiary and write-off of related investment in subsidiary	453,514	-
Total other expense	(1,097,863)	(1,021,889)

Loss before benefit for income taxes	(3,859,722)	(6,404,628)

Benefit for income taxes	(2,646,523)	-

Net loss	(1,213,199)	(6,404,628)

Net (income) loss attributable to non-controlling interest	(16,448)	-

Net loss attributable to InterCloud Systems, Inc.	(1,229,647)	(6,404,628)

Less dividends on Series C ,D, E, F and H Preferred Stock	(843,215)	-

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(2,072,862)	$(6,404,628)

Loss per share attributable to InterCloud Systems, Inc. common stockholders:
Basic	$(1.33)	$(6.38)
Diluted	$(1.33)	$(6.38)

Basic weighted average common shares outstanding	1,553,555	1,003,264
Diluted weighted average common shares outstanding	1,553,555	1,003,264

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2011 to December 31, 2012

			Preferred Stock				Non-
	Common Stock		Series A Convertible		Additional	Accumulated	Controlling
	Shares	$	Shares	$	Paid-in Capital	Deficit	Interest	Total

Balance January 1, 2011	847,792	$85	-	$-	$2,573,418	$(3,978,293)	$-	$(1,404,790)

Issuance of shares to UTA pursuant to loan modifications	16,596	2	-	-	242,700	-	-	242,702
Issuance from sale of shares	27,271	2	-	-	54,997	-	-	54,999
Issuance of shares for consulting services	24,000	2	-	-	349,998	-	-	350,000
Issuance of shares pursuant to loans	48,000	5	-	-	373,461	-	-	373,466
Issuance of shares to employees and officers	84,000	8	2,000,000	200	3,760,792	-	-	3,761,000
Issuance of shares from conversion of notes payable	117,386	12	-	-	123,986	-	-	123,998
Issuance of shares for acquisition not completed	16,856	2	-	-	290,764	-	-	290,766
Issuance of shares pursuant to completed acquisition	68,000	7	-	-	76,113	-	105,522	181,642
Issuance of shares in settlement of note payable	20,000	2	-	-	24,998	-	-	25,000
Net loss	-	-	-	-	-	(6,404,628)	-	(6,404,628)
Ending balance, December 31, 2011 (Restated)	1,269,901	127	2,000,000	200	7,871,227	(10,382,921)	105,522	(2,405,845)

Issuance of shares pursuant to convertible notes payable	177,270	18	-	-	153,198	-	-	153,216
Issuance of shares to officers for compensation	40,000	4	-	-	29,996	-	-	30,000
Issuance of shares pursuant to completed acquisition	40,000	4	-	-	77,496	-	-	77,500
Reclassification to temporary equity	(40,000)	-	-	-	(77,496)	-	-	(77,496)
Issuance of shares to non-employees for services	132,000	13	-	-	338,887	-	-	338,900
Stock based compensation for options issued to consultant	-	-	-	-	45,000	-	-	45,000
Issuance of shares for extinguishment of debt and cancellation of warrants	208,759	21	-	-	352,742	-	-	352,763
Conversion of Series D Preferred Stock	128,000	13	-	-	352,331	-	-	352,344
Distribution to non-controlling interest	-	-	-	-	-	-	(50,539)	(50,539)
Change in value of redeemable securities	-	-	-	-	(248,015)	-	-	(248,015)
Contributed capital by CEO for waiver of salary	-	-	-	-	200,000	-	-	200,000
Preferred dividends					-	(843,215)		(843,215)
Net loss	-	-	-	-	-	(1,229,647)	16,448	(1,213,199)

Ending balance, December 31, 2012	1,955,930	$200	2,000,000	$200	$9,095,366	$(12,455,783)	$71,431	$(3,288,586)

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2012	2011
		(Restated)

Cash flows from operating activities:
Net loss	$(1,213,199)	$(6,404,628)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	348,172	39,229
Amortization of debt discount and deferred debt issuance costs	163,590	1,104,011
Fair value of options issued for services	45,000	-
Stock compensation for services	338,900	4,111,000
Change in fair value of derivative liability	(198,908)	(421,340)
Issuance of common shares for extinguishment of debt and cancellation of warrants	352,763	-
Issuance of shares pursuant to convertible notes	-	21,669
Fair value of shares issued to officer	382,344	-
Deferred taxes	(2,800,972)	-
Equity loss attributable to affiliate	50,539	-
Net gain on deconsolidation of Digital subsidiary and write off of related investment in subsidiary	(453,514)	-
Undistributed earnings from non-controlled interest	16,448	-
Changes in operating assets and liabilities:
Accounts receivable	(2,252,492)	(66,866)
Other assets	10,992	5,858
Deferred revenue	135,319	-
Accounts payable and accrued expenses	2,099,076	542,535
Total adjustments	(1,762,743)	5,336,096
Net cash used in operating activities	(2,975,942)	(1,068,532)

Cash flows from investing activities:
Advances to affiliate	(179,061)	-
Purchases of equipment	(89,258)	(81,144)
Issuance of convertible notes receivable	-	-
Consideration paid for acquisitions, net of cash received	(13,467,074)	(39,330)

Net cash used in investing activities	(13,735,393)	(120,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	55,000
Proceeds from sale of preferred stock, net of issuance costs	6,954,429	15,000
Increase in deferred loan costs	(1,339,043)	-
Proceeds from bank borrowings	150,000	136,168
Repayments of notes and loans payable	(2,107,635)	(392,742)
Proceeds from third party borrowings	15,187,796	1,422,326
Proceeds from related party borrowings	852,668	20,063
Repayments of acquisition notes payable	(2,378,648)	-
Distribution to non-controlling interest	(50,539)	-

Net cash provided by financing activities	17,269,028	1,255,815

Net increase (decrease) in cash	557,693	66,809

Cash, beginning of period	89,285	22,476

Cash, end of period	$646,978	$89,285

Supplemental disclosures of cash flow information:
Cash paid for interest	$581,229	$108,938
Cash paid for income taxes	$9,890	$-

Non-cash investing and financing activities:
Common stock issued for loan modification	$-	$242,702
Common stock issued on debt conversion	$153,216	$25,000
Common stock issued for acquisition not completed	$290,766	$290,766
Forfeiture of officers compensation	$200,000	$-
Preferred Stock issued for waiver of salary	$-	$200,000
Conversion of preferred shares into common shares	$352,344	$-
Common stock issued for acquisition	$-	$76,120
Redeemable common stock	$499,921	$-
Redeemable preferred stock issued for acquisition	$8,320,054	$-
Promissory notes issued for acquisition	$2,378,668	$341,607
Common stock issued for deferred loan cost	$-	$373,446
Preferred stock issued in settlement of debt obligation	$616,760	$605,872
Preferred dividends	$843,215	$-
Fair value of warrants accounted for as derivatives and corresponding increase in debt discount	$193,944	$-
Notes payable to satisfy liabilities associated with deferred loan costs	$610,000	$-

See Accompanying Notes to audited and unaudited Consolidated Financial Statements.

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

1)
The Company has performed an assessment of stock-based compensation issued to employees during the periods 2010 to 2012 to determine if the accounting previously applied was within the scope of Accounting Standards Codification Topic 718 (ASC 718), which was effective as of January 1, 2006.  Under the fair value recognition provisions of ASC 718, stock-based compensation  is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards.  The Company concluded that the issuances of stock-based compensation are within the scope of ASC 718, although the provisions of ASC 718 were not properly applied. In January 2010, the Company issued 4,000,000 shares of common stock to one of its officers with a fair value of $2,400,000 for services rendered for the years 2010 to 2012.  The compensation expense of $2,400,000 was previously recognized over the  three-year service period of the related employment contract ($800,000 per year during each of 2011 and 2010, $150,000 in the interim period ended March  31, 2012, and $200,000 in each of the interim periods ended June 30, 2012 and September 30, 2012).   The Company has determined that because the award did not contain any explicit or implicit performance or service condition, the fair value of the award should have been expensed upon its grant, which was in January 2010.  As a result, salaries and wages were understated by $1,600,000 for the annual period ended December 31, 2010, overstated by $800,000 for the annual period ended December 31, 2011, overstated $150,000 for the interim period ending March 31, 2012 and overstated by $200,000 for each of the interim periods ended June 30, 2012 and September 30, 2012.

2)
In August 2010, the Company entered into a Note and Warrant Purchase Agreement pursuant to which it sold warrants for the right to purchase up to 167,619 shares of the Company’s common stock at $18.75 per share. The warrants were treated as detachable warrants under ASC 815, Broad Transactions – Derivatives and Hedging, in error and accounted for as a reduction in stockholders’ equity in an amount equal to the fair value of the warrants. The Company has determined that the warrants should have been treated as a debt discount (reduction in notes payable balance instead of shareholder equity) and amortized over the term of the related note using the effective interest method.  As a result, notes payable was overstated by $381,145 and additional paid in capital was understated by $381,145. The warrant included a derivative feature, which was not an equity contract, and its full value upon issuance should have been allocated to the loan proceeds as a debt discount.  Additionally, the understatement of debt discount resulting from this misstatement should have been amortized over the term of the loan.

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

The Company subsequently reviewed the accounting for the transaction and concluded that it should write off the $125,000 promissory note from its former president, as it deemed it unlikely that he could repay the note.  The Company also adjusted the negative investment carrying amount at the time of deconsolidation to zero, which resulted in a net gain of approximately $528,000. The Company does not attribute any value to its equity investment in Digital at December 31, 2012 based on Digital's historical recurring losses and expected future losses and Digital's liabilities far exceeding the value of its tangible and intangible assets at such date.

9)
In September 2012, the Company entered into a Loan and Security Agreement with a lender to provide the Company term loans in the aggregate amount of $13,000,000.   As part of the agreement, the Company issued to the lender warrants to purchase up to 10% of the Company’s common stock on a fully-diluted basis.  The Company has determined that the warrants should have been treated as a debt discount (reduction in notes payable balance instead of shareholder equity) and amortized over the term of the related note.  The Company recorded the derivative value of the warrants issued to the lender on September 17, 2012 as a derivative liability in the amount of $360,738 and expensed the amount as a change in fair value of derivative instruments.  The Company recomputed the amount of the derivative liability as $193,944 and recorded the amount as a debt discount.

10)
In September 2012, the Company issued its former president 400 shares of Series D Preferred Stock with a fair value of $352,344 for services rendered during the quarter ended September 30, 2012, but did not record compensation expense for that amount in the quarter ended September 30, 2012. As a result, salaries and wages were understated by $352,344 in the quarter ended September 30, 2012.  No other periods were impacted by the error.

11)
During the quarter ended September 30, 2012, the Company issued Series E Preferred Stock.  The Company recorded the amount of subscriptions received as subscriptions for shares of Series E Preferred Stock, but subsequently, it was determined that some of the shares of Series E Preferred Stock should have been classified as Series B Preferred Stock. The Company also classified the Series E Preferred Stock as equity, and subsequently determined that, based on the redeemable feature of the Series E Preferred Stock, it should have been classified as temporary equity.

12)
The Company classified its Series D Preferred Stock as permanent equity and subsequently determined that, based on the redeemable feature of the Series D Preferred Stock, such stock should be classified as temporary equity. The Series D Preferred Stock was listed as $566 in the equity section of the balance sheet, but should have been recorded at the redemption value of $605,872 in the temporary equity section of the balance sheet at March 31, 2012, June 30, 2012 and September 30, 2012, and at $605,872 at December 31, 2011.

13)
The Company recorded the Series A Preferred Stock as temporary equity with a value of $200,000. The Company evaluated the Series A Preferred Stock and determined that based on the par value of such stock, along with its low probability of being redeemed, such stock should be classified as permanent equity, with the amount listed at par value.  This resulted in a change of $199,800 to the Series A Preferred Stock value.

14)
During the quarters ended March 31, 2012 and June 30, 2012, the Company reclassified Series C Preferred Stock as permanent equity. Upon reviewing the redeemable features of such stock, the Company reclassified the value of the outstanding shares as temporary equity.

15)
On February 14, 2011, the Company and UTA entered into a First Loan Extension and Modification Agreement (the “Modification Agreement”) in connection with the Company’s existing note payable, which had a balance of $775,000 at December 31, 2010.  The Modification Agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the Modification Agreement, UTA was granted 10,257 shares of the Company’s common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for the Company’s failure to satisfy a certain covenant in the loan agreement, UTA was granted 4,000 shares of the Company’s common stock, which shares were recorded as a penalty paid to the lender and recorded as an expense.  As of December 31, 2011, these two additional grants of shares had not been physically issued.  However, such shares are reflected on the accompanying financial statements as if issued.  This amendment was accounted for as an extinguishment and therefor the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $504,648 and debt discount from this amendment of $153,850 were expensed.

The following are the previously-reported and as adjusted balances on the Company’s consolidated balance sheets at September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011 and 2010 and consolidated statements of operations for the periods ended September 30, 2012, June 30, 2012 and March 31,2012 and for the years ended December 31, 2011 and 2010, and the corresponding over/understatement on each appropriate financial caption for each error.

	Quarter Ended March 31, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustments		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$14,208	$15,522	7	$29,730
Salaries and wages	180,000	(150,000)	1	30,000
Total operating expenses	1,048,867	(134,478)		914,389
Other income (expenses)
Interest expense	(289,223)	227,893	5	(61,330)
Total other income (expense)	(290,003)	227,893		(62,110)
Net Loss	(683,515)	362,371		(321,144)
Net income attributable to non-controlling interest	5,051	-		5,051
Net Loss attributable to InterCloud Systems, Inc	(678,464)	362,371		(316,093)
Less dividends on Series C,D,E,F and H Preferred stock	(17,722)	-		(17,722)
Net Loss attributable to InterCloud Systems, Inc common stockholders	$(696,186)	$362,371		$(333,815)

	As of March 31, 2012
	As Previously
Consolidated Balance Sheet	Reported	Adjustments		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Current assets
Deferred loan costs	54,420	$(54,420)	5	$-
Total current assets	$801,923	(54,420)		747,503
Intangible assets, net	717,236	493,859	7	1,211,095
Total assets	2,139,980	439,439		2,579,419
Current liabilities
Accounts payable	447,724	200,000	6	647,724
Contingent consideration	-	141,607	7	141,607
Total current liabilities	1,401,136	341,607		1,742,743
Derivative liabilities	1,923	37,414	4	39,337
Total other liabilities	1,842,009	37,414		1,879,423
Series C Preferred stock	-	800,000	14	800,000
Series D Preferred stock	-	605,872	12	605,872
Total temporary equity	318,839	1,405,872		1,724,711
Stockholders' equity (deficit)
Series C Preferred stock	1	(1)	14	-
Series D Preferred Stock	566	(566)	12	-
Additional paid-in capital	8,768,447	(985,224)	1,10	7,783,223
Accumulated deficit	(10,317,112)	(359,663)	1,4,5,6,7	(10,676,775)
Total stockholders' deficit	(1,421,554)	(1,345,454)		(2,767,008)
Total liabilities, non-controlling interest and stockholders' deficit	$2,139,980	$439,439		$2,579,419

	Quarter Ended June 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$25,002	$15,522	7	$40,524
Salaries and wages	200,000	(200,000)	1	-
Total operating expenses	883,859	(184,478)		699,381
Other income (expenses)
Interest expense	(251,889)	24,191	5	(227,693)
Total other income (expense)	(250,974)	24,191		(226,783)
Net loss	(719,743)	208,669		(511,074)
Net Loss attributable to InterCloud Systems, Inc	(707,846)	208,669		(499,177)
Net Loss attributable to InterCloud Systems, Inc common stockholders	$(743,082)	$208,669		$(534,413)

	Six Months Ended June 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$39,210	$31,044	7	$70,254
Salaries and wages	380,000	(350,000)	1	30,000
Total operating expenses	1,932,727	(318,956)		1,613,771
Other income (expenses)
Interest expense	(541,106)	252,084	5	(289,022)
Total other income (expense)	(540,976)	252,084		(288,892)
Net loss	(1,403,258)	571,040		(832,218)
Net Loss attributable to InterCloud Systems, Inc	(1,386,310)	571,040		(815,270)
Net Loss attributable to InterCloud Systems, Inc common stockholders	$(1,439,268)	$571,040		$(868,228)

	As of June 30, 2012
Consolidated Balance Sheet	As Previously Reported	Adjustment		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Current assets
Deferred loan costs	$30,229	$(30,229)	5	$-
Total current assets	703,343	(30,229)		673,114
Intangible assets, net	717,236	478,337	7	1,195,573
Total assets	2,122,107	448,108		2,570,215
Current liabilities
Accounts payable	653,687	200,000	6	853,687
Contingent consideration	-	141,607	7	141,607
Total current liabilities	2,877,016	341,607		3,218,623
Derivative liabilities	1,013	37,414	4	38,427
Total other liabilities	512,766	37,414		550,180
Series C Preferred stock		1,150,000	14	1,150,000
Series D Preferred stock		605,872	12	605,872
Total temporary equity	326,750	1,755,872		2,082,622
Stockholders' equity (deficit)
Series C Preferred stock	1	(1)	14	-
Series D Preferred Stock	566	(566)	12	-
Additional paid-in capital	9,355,272	(1,535,224)	2,12	7,820,048
Accumulated deficit	(11,082,070)	(150,994)	1,4,5,6,7	(11,233,064)
Total stockholders' deficit	(1,594,425)	(1,686,785)		(3,281,210)
Total liabilities, non-controlling interest and stockholders' deficit	$2,122,107	$448,108		$2,570,215

	Quarter Ended September 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$41,434	$39,314	7	$80,748
Salaries and wages	223,998	152,344	1	376,342
Total operating expenses	882,462	191,658		1,074,120
Other income (expenses)
Interest expense	(723,675)	-		(723,675)
Change in fair value of derivative	(360,868)	360,738	9	(130)
Gain (loss) from deconsolidation of Digital	(880,393)	1,462,429	8	582,036
Total other income (expense)	(2,017,975)	1,823,167		(194,808)
Net loss	(2,442,410)	1,631,509		(810,901)
Net income attributable to non-controlling interest	16,163	-		16,163
Net Loss attributable to InterCloud Systems, Inc	(2,426,247)	1,631,509		(794,738)
Less dividends on Series C,D,E,F and H Preferred stock	(52,999)	-		(52,999)
Net Loss attributable to InterCloud Systems, Inc common stockholders	$(2,479,246)	$1,631,509		$(847,737)

	Nine Months Ended September 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$80,644	$70,358	7	$151,002
Salaries and wages	603,998	(197,656)	1	406,342
Total operating expenses	3,653,187	(127,298)		3,525,889
Other income (expenses)
Change in fair value of derivative	(360,738)	360,738	9	-
Gain (loss) from deconsolidation of Digital	(880,393)	1,462,429	8	582,036
Interest expense	(1,370,738)	252,084	5	(1,118,654)
Total other income (expense)	(2,589,888)	2,075,251		(514,637)
Net loss	(3,845,628)	2,169,438		(1,676,190)
Net income attributable to non-controlling interest	33,111	33,111		66,222
Net Loss attributable to InterCloud Systems, Inc	(3,812,517)	2,202,549		(1,609,968)
Less dividends on Series C,D,E,F and H Preferred stock	(105,957)	-		(105,957)
Net Loss attributable to InterCloud Systems, Inc common stockholders	$(3,918,474)	$2,202,549		$(1,715,925)

	As of September 30, 2012
	As Previously
Consolidated Balance Sheet	Reported	Adjustment		As Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Current assets
Deferred loan costs	$1,823,465	$(1,529,830)	5	$293,635
Total current assets	9,779,553	(1,529,830)		8,249,723
Goodwill and Intangible assets, net	15,731,611	3,013,825	7	18,745,436
Note receivable - related party	125,000	(125,000)		-
Investment in Digital	83,333	(83,333)		-
Deferred loan costs, net of current portion	-	1,499,601	7	1,499,601
Total assets	26,177,676	2,775,263		28,952,939
Current liabilities
Accounts payable	1,250,170	200,000	6	1,450,170
Notes payable, acquisitions	-	2,522,465	7	2,522,465
Total current liabilities	6,322,473	2,722,465		9,044,938
Term loan, net of current portion, net of debt discount	12,350,000	(193,944)		12,156,056
Derivative liabilities	361,881	(129,380)	4	232,501
Total other liabilities	12,962,324	(129,380)		12,832,944
Series A Preferred Stock	200,000	(200,000)	13	-
Series B Preferred Stock	384,063	958,216	11	1,342,279
Series D Preferred stock	-	1,491,690	12	1,491,690
Series E Preferred stock	-	2,225,000	11	2,225,000
Series F Preferred stock	4,150,000	-		4,150,000
Total temporary equity	6,734,063	4,474,906		11,208,969
Stockholders' equity (deficit)
Series A Preferred Stock	-	200	13	200
Series D Preferred Stock	566	(566)	12	-
Series E Preferred stock	4	(4)	11	-
Additional paid-in capital	13,664,000	(7,151,459)	1,8,11	6,512,541
Accumulated deficit	(13,599,948)	2,859,101	1,4,5,6,7,8	(10,740,847)
Total stockholders' deficit	158,816	(4,292,728)		(4,133,912)
Total liabilities, non-controlling interest and stockholders' deficit	$26,177,676	$2,775,263		$28,952,939

	As of December 31, 2010
	As Previously
Consolidated Balance Sheet	Reported	Adjustment		As Restated
Current liabilities
Term loans, current portion	$509,268	$(222,335)	2	$286,933
Total current liabilities	1,368,030	(222,335)		1,145,695
Stockholders' equity (deficit)
Additional paid-in capital	581,800	1,991,657	1,2	2,573,457
Accumulated deficit	(2,219,483)	(1,758,810)	1,2	(3,978,293)
Total InterCloud Systems, Inc. stockholders' deficit	(1,627,086)	222,335		(1,404,751)
Total stockholders' deficit	(1,627,086)	222,335		(1,404,751)
Total liabilities, non-controlling interest and stockholders' deficit	$430,383	$-		$430,383

	For The Year Ended December 31, 2010
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses
Salaries and wages	$1,574,374	$1,600,000	1	$3,174,374
Total operating expenses	3,203,855	597,219		3,801,074
Other income (expenses)
Interest expense	(267,368)	(158,810)	2	(426,178)
Total other income (expense)	109,420	(158,810)		(49,390)
Net loss	$(2,141,596)	$(1,758,810)		$(3,900,406)

	For The Year Ended December 31, 2011
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses
Salaries and wages	$5,853,600	$(800,000)	1	$5,053,600
Total operating expenses	8,994,949	(2,651,018)		6,343,931
Other income (expenses)
Change in fair value of derivative	458,754	(37,414)	2,4	421,340
Goodwill impairment	(437,000)	437,000	7	-
Interest expense	(1,240,457)	(202,772)	2,3,7	(1,443,229)
Total other income (expense)	(1,218,703)	196,814		(1,021,889)
Net loss	$(7,401,442)	$996,814		$(6,404,628)

	As of December 31, 2011
	As Previously
Consolidated Balance Sheet	Reported	Adjustment		As Restated
Current Assets
Deferred loan costs	$53,848	$(53,848)	5	$-
Total current assets	510,433	(53,848)		456,585
Goodwill	636,736	(292,750)		343,986
Intangible assets	-	802,131		802,131
Total assets	1,790,012	455,533		2,245,545
Current liabilities
Accounts payable and accrued expenses	791,302	200,000	6	991,302
Notes payable for earnouts	-	141,607	7	141,607
Term loans, current portion	876,522	228,465	2,5	1,104,987
Total current liabilities	1,787,547	570,071		2,357,618
Other liabilities
Derivative liability	1,143	37,414	4	38,557
Total other liabilities	1,635,486	37,414		1,672,900
Series D Preferred Stock	-	605,872		605,872
Total Temporary Equity	15,000	605,872		620,872
Stockholders' Equity (Deficit)
Additional paid-in capital	7,850,944	20,283	1,2,3,6,10	7,871,227
Accumulated deficit	(9,620,926)	(761,995)	1,2,3,4,10	(10,382,921)
Total InterCloud Systems, Inc. stockholders' deficit	(1,648,021)	(757,824)		(2,405,845)
Total liabilities, non-controlling interest and stockholders' deficit	$1,790,012	$455,533		$2,245,545

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

The accompanying consolidated financial statements have been prepared on a going concern basis.  The Company had a net loss of approximately $2.1 million during 2012 and had a working capital deficit of approximately $3.2 million at December 31, 2012.  At December 31, 2012, the Company had total indebtedness of $21.2 million.  The Company cannot be certain that its operations will generate funds sufficient to repay its existing debt obligations as they come due.  The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse effect on its operations.  The Company intends to secure additional debt and equity financing to satisfy its existing obligations.  While the Company believes that it will ultimately satisfy its obligations, it cannot guarantee that it will be able to do so on favorable terms, or at all. Should the Company default on certain of its obligations and the lender foreclose on the debt, the operations of the Company’s subsidiaries will not be initially impacted.  However, following default, the lender could potentially liquidate the holdings of the Company’s operating subsidiaries sometime in the future and the Company’s operations would be significantly impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to generate cash flow to address liquidity concerns through four potential sources. The first potential source is net income from its subsidiaries and the recent acquisition of ERFS in December 2012. In addition, the Company will now generate income from ADEX and T N S for the full fiscal year following its acquisitions of ADEX and T N S in September 2012. The second potential source of generating cash flow will be through a senior secured financing of the Company’s accounts receivable. The Company met with several financial institutions and anticipates closing a suitable financing in the second quarter of 2013. The third potential source of generating cash is to increase the Company’s cash flow loan through MidMarket or other cash flow lenders.  Finally, the fourth potential source of generating cash flow is through the consummation of the IPC and Telco acquisitions.  The Company expects that these entities will contribute positively to the Company’s consolidated operating income after they are integrated into the business.

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

The consolidated financial statements include the accounts of RM Engineering (since December 2011), in which the Company owns an interest of 49%.  RM Engineering is a VIE since it meets  the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 51% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities  either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering. The Company records 100% of revenue, cost of revenue and general and administrative expenses of RM Engineering in its consolidated statements of operations. The 51% of RM Engineering not owned by the Company is treated as net income or loss attributed to non-controlling interests.

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

The consolidated financial statements include the accounts of Digital, in which the Company owned a 100% interest until September 13, 2012, and a 40% interest thereafter and the Company accounted for this 40% interest under the equity method of accounting. As of December 31, 2012, the Company had divested itself of the remaining 40% interest in Digital and had no ongoing interest.

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

IMPAIRMENT OF LONG-LIVED INTANGIBLE ASSETS AND GOODWILL

The Company reviews the impairment of long-lived intangible assets and goodwill annually (as of December 31) or whenever circumstances indicate the carrying value of an asset may not be recoverable.

For goodwill and because the Company has a negative carrying value in its reporting unit, the Company is required to qualitatively assess whether it is more likely than not that goodwill impairment exists. If it is more likely than not that a goodwill impairment exists the second step of the goodwill impairment test should be performed to measure the amount of impairment loss, if any. The Company concluded through its assessment that it was not more likely than not that that goodwill impairment exists. The Company considered macroeconomic conditions and noted no unusual deterioration in the marketplace and no limitations to capital as this were supported by the Company’s ability to access capital. The Company also considered industry and market considerations and noted there was no unusual deterioration in the environment in which an entity operates or an increased competitive environment, nor any decline in market-dependent multiples. The Company believes that current market conditions for this industry are favorable and that corporate spending on these areas will continue to grow. The Company also noted no unusual cost factors that would impact operations based on the nature of the working capital requirements of this business. The Company also noted that the overall financial performance of the Company and its acquisitions indicated that no goodwill impairment existed. The Company looked at each of the acquired companies and determined that each of them was performing as expected since the date of acquisition. The acquired entities were generating income from operations at levels to support the amount of goodwill. The results of these quantitative analyses, conducted in accordance with ASC 350, concluded that no impairment existed at December 31, 2012.  With regard to other long-lived assets and intangible assets with indefinite-lives, the Company follows a similar impairment assessment.  The Company will first assess the qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary.  If the qualitative assessment reveals that it is more likely than not that the asset is impaired, a calculation of the asset’s fair value is made.  Fair value is calculated using many factors, which include the future discounted cash flows as well as the estimated fair value of the asset in an arm’s-length transaction. As of December 31, 2012, the results of the Company’s analysis indicated that no impairment existed.

For the years ended December 31, 2012 and 2011, none of the reporting units incurred operating losses that would impact the Company’s financial position in a material manner. Current operating results, including any losses, are evaluated by the Company in the assessment of goodwill and other intangible assets. The Company’s reporting units are aggregated for goodwill impairment testing. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Changes in judgments and estimates could result in a significantly different estimates of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units.  The Company can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods.

Events that could cause the risk for impairment to increase are the loss of a major customer or group of customers, the loss of key personnel and changes to current legislation that may impact the Company’s industry or its customers’ industries.  However, based on our assessment of these factors, the Company believes the increase in the risk of impairment to be relatively low as its relationships with key customers and personnel are in good standing and it is unaware of any adverse legislation that may have a negative impact on the Company or its customers.  As a result, the Company believes it will continue to operate effectively, continue to execute its acquisition strategy and meet forecasted profitability.

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

During the years ended December 31, 2012 and 2011, the Company did not recognize any revenue from cloud-based services.

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

Redeemable common and preferred stock

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

2012 PERFORMANCE INCENTIVE PLAN and EMPLOYEE STOCK PURCHASE PLAN

On November 16, 2012, the Company adopted its “2012 Equity Incentive Plan” and its “Employee Stock Purchase Plan”. Both plans were established to attract, motivate, retain and reward selected employees and other eligible persons.  For the Equity Incentive Plan, employees, officers, directors and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the 2012 Plan. A total of 2,000,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the 2012 Plan.  The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 2,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2012 Plan.  As of December 31, 2012, no awards had been granted under the 2012 Plan, and the full number of shares authorized under the 2012 Plan was available for award purposes.

The Employee Stock Purchase Plan is designed to allow our eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions.  A total of 500,000 shares of the Company’s common stock is initially available for issuance under the Purchase Plan.  The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by the Company’s board of directors.  As of December 31, 2012, no shares had been purchased under this plan.

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

Debt

The fair value of  the Company's debt, which approximates the carrying value of the Company's debt, as of December 31, 2012 and December 31, 2011 was estimated at $21.2 million and $3.0 million, respectively. Factors that the Company considered when estimating the fair value of its debt include market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level would be considered as level 2.

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

In connection with the valuation of the warrants issued in 2010, 2011 and 2012, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placement of preferred stock completed in 2011 through 2012, primarily due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, certain conversion restrictions, and the anti-dilution adjustment features of the warrants. Therefore, the Company used a common stock price implied by a recent preferred financing transaction on an arms-length basis. In the OPM backsolve method, the valuation resulted in a model-derived common stock value ranging from $ 0.00075 to $ 0.005 per share. Changes in the assumptions used in the model can materially affect the model-derived common stock value and the fair value estimate of the warrants. The Company determined the anti-dilution rights of the warrants were immaterial based on the various outcomes derived from the scenarios developed. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. Please refer to Note 10, Derivative Financial Instruments.

At December 31, 2012 and 2011, the amount of the derivative liability was computed using the Black Scholes Option Valuation Method to determine the value of the derivative liability.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 consisted of:

	Fair Value Measurements at Reporting
	Date Using
	Quoted
	Prices
	in Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

	December 31, 2011
Liabilities:
Warrant derivatives	$-	$-	$38,557
Contingent consideration	-	-	141,607

Total liabilities at fair value	$-	$-	$180,164

	December 31, 2012
Liabilities:
Warrant derivatives	$-	$-	$33,593
Long term contingent consideration	-	-	557,933
Contingent consideration	-	-	4,624,367

Total liabilities at fair value	$-	$-	$5,215,893

The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended December 31, 2012 and 2011.

Amount
Balance December 31, 2010	$459,897

Change in fair value of derivative	(421,340)
Fair value of contingent consideration recorded at date of acquisition	141,607
Balance as of December 31, 2011	$180,164

Change in fair value of derivative	(198,908)
Warrant derivates fair value on date of issuance	193,944
Fair value of long term consideration recorded at date of acquisition	557,933
Fair value of contingent consideration recorded at date of acquisition	4,482,760
Balance December 31, 2012	$5,215,893

The fair value of the Company's contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

4.           ACQUISITIONS AND DECONSOLIDATION OF SUBSIDIARY

2011 Acquisitions

Acquisition of Tropical Communications, Inc.

On August 22, 2011, the Company acquired 100% of the equity of Tropical, a Florida corporation based in Miami, Florida. Tropical is a state-licensed low voltage and underground contractor that provides services to construct, install, optimize and maintain structured cabling for commercial and governmental entities in the South Florida area.  The purchase price for Tropical was 8,000 shares of common stock of the Company valued at $6.92 per share, or $55,360, an earn-out provision for additional shares of common stock of the Company based on a formula tied to future earnings of Tropical.  The earn-out provision has been valued at $15,320 and is recorded as a liability at the date of acquisition.  The acquisition expanded the Company’s cable installation presence in the southeastern United States.  The results of Tropical were included in the consolidated results of the Company effective August 22, 2011.  During 2011, Tropical contributed revenue of approximately $450,000 and an operating loss of approximately $191,000 from the acquisition date. The acquisition was accounted for as a  stock purchase. As a result of the total consideration paid exceeding the net assets acquired, the Company recorded approximately $175,000 of goodwill. The goodwill is attributable to the synergies and economies to scale provided to the Company, particularly as it pertained to the customer base and presence in the southeastern United States. The Company’s goodwill was not tax deductible. The Company did not incur any acquisition-related costs in connection with the Tropical acquisition.

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

2012 Acquisitions

Acquisition of T N S, Inc.

On September 17, 2012, the Company acquired 100% of the outstanding capital stock of T N S, an Illinois corporation based in Des Plaines, Illinois.  T N S is a provider of structured cabling and distributed antenna systems primarily in the Chicago, Illinois area. The purchase consideration for T N S was $5,486,372, which was comprised of (i) $700,000 in cash, (ii) 10,000 shares of common stock of the Company, (iii) additional shares of common stock of the Company to be issued upon the completion by the Company of an underwritten public offering, which shares were valued at the acquisition date at $259,550, were recorded as a liability as of such date and the number of which shares will be determined by dividing $200,000 by the price per share of the common stock in the offering, and (iv) 4,150 shares of Series F Preferred Stock of the Company, which shares were valued at $4,026,822.

Of the 4,150 shares of Series F Preferred Stock issued to the sellers of T N S on September 17, 2012, 575 shares (the “Contingent Shares”) are contingent as they are subject to cancellation in whole or in part if T N S does not meet certain operating results during the earn-out period.  If the operating results of T N S exceed certain thresholds during the earn-out period, the Company will be required to issue to the sellers of T N S additional shares of Series F Preferred Stock.  The Company is also obligated to pay additional cash consideration and to issue additional shares of Series F Preferred Stock to the T N S sellers if T N S exceeds certain operating thresholds for the three years ending September 30, 2015.  The Company has classified its contingent obligation as a liability in the amount of $557,933 on the Company’s balance sheet because the contingent consideration is a fixed monetary amount that is based on the earnings of T N S during the earn-out period that the Company must settle with a variable number of shares of Series F Preferred Stock and additional cash payments.  The contingent consideration of $557,993 recognized by the Company is an estimate of the fair value of the contingent consideration. Such estimate of the fair value of the contingent consideration will be adjusted by the Company based on the Company’s revised estimates of, and then ultimately the actual, EBITDA of T N S for each of the reporting periods within the three years following the acquisition.

The Company granted the T N S sellers the right to put the 40,000 shares of common stock to the Company for $12.50 per share beginning on March 17, 2014.  The holders of the Series F Preferred Stock also can demand that an aggregate of 3,000 shares of Series F Preferred be redeemed beginning on November 27, 2012, with the redemption to occur within 20 days of such request.  Such holders may also request that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013 and that any additional shares of Series F Preferred be redeemed beginning on September 17, 2014. The Contingent Shares cannot be redeemed during the earn-out period.  Both the Series F Preferred shares and the shares of common stock that are subject to a put option are accounted for as temporary equity because the decision as to the redemption or retirement of such shares rests with the holders of such shares.  The acquisition was accounted for as a stock purchase.  As the total consideration paid exceeded the value of the net assets acquired, the Company recorded approximately $4,000,000 of goodwill.  The goodwill is attributable to synergies and economies of scale provided to the Company.  The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of T N S was $81,836, which was recorded on the Company’s consolidated statement of operations as general and administrative expenses.

Acquisition of ADEX Entities

On September 17, 2012, the Company  acquired all the outstanding capital stock of ADEX, a New York corporation, and ADEXCOMM Corporation, a New York corporation (“ADEXCOMM”), and all outstanding membership interests of ADEX Puerto Rico LLC, a Puerto Rican limited liability company (“ADEX Puerto Rico”, and together with ADEX and ADEXCOMM, collectively,  the ADEX Entities.  The ADEX Entities are collectively an international service organization that provides turnkey services and project staffing solutions exclusively to the telecommunication industry.  ADEX assists telecommunications companies throughout the project life cycle of any network deployment.  The purchase consideration for the ADEX Entities was $17,321,472, which was paid with $12,819,594 in cash, which payment included the repayment of debt due from the ADEX entities to a lender of approximately $1,241,000, a note in the amount of $1,046,000 and a note in the amount of $1,332,668, which was equal to the net working capital of the ADEX Entities as of the closing date, and contingent consideration in the amount of $2,123,210 that was recorded as a liability at the date of acquisition. The notes were secured by 1,500 shares of Series G Preferred Stock. The payment of contigent consideration was secured by the issuance of 2,000 shares of Series G Preferred Stock.  As additional consideration, the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”).  If the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50, and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0.  The Company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243.   In connection with the contingent consideration, the Company reserved 2,000 shares of Series G Preferred Stock.  These shares are redeemable in the event the Company defaults on its obligation to make the required payments.  The shares of Series G Preferred will be automatically cancelled if required payments are made in cash by the Company.   The acquisition was accounted for as a stock purchase. As a result of the total consideration paid exceeding the net assets acquired; the Company recorded approximately $10.5 million of goodwill. The goodwill is attributable to synergies and economies to scale provided to the Company.  The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of the ADEX entities was $152,189, which amount was recorded on the Consolidated Statement of Operations as general and administrative expenses.

Acquisition of Environmental Remediation and Financial Services, LLC

On December 17, 2012, ADEX acquired 100% of the membership interests in ERFS, a New Jersey limited liability company. ERFS is an environmental remediation company that provides in-situ site remediation of oil, chemicals and ground/water.  The purchase consideration for ERFS was $6,287,151, which was paid with 4,500 shares of Series I Preferred Stock, which shares were valued at $4,187,151.  The seller of ERFS can redeem up to $750,000 of the Series I Preferred Stock on or after March 31, 2013.  As additional consideration, the Company agreed to pay the ERFS seller 1.5 times EBITDA for the twelve-month period from January 1, 2013 through December 31, 2013, provided that the EBITDA for such twelve-month period exceeds the EBITDA for the twelve month period prior to closing by $10,000.  This earn-out consideration was valued at $2.1 million. The Series I Preferred shares are classified within temporary equity due to the redemption of these shares resting with the holders of these instruments. The Company is still evaluating the purchase price allocation and where the value will be allocated between intangible assets, such as trade name, customer list, non-compete agreements and goodwill.  The goodwill is attributable to synergies and economies of scale provided to the Company. The acquisition was accounted for as a stock purchase. The goodwill is not tax deductible. The Company did not incur any acquisition-related costs for the year ended December 31, 2012.

The final purchase consideration for the 2012 acquisitions of TNS, the ADEX Entities and ERFS were calculated as follows:

	TNS	ADEX Entities	ERFS
Cash	$700,000	$12,819,594	$-
Promissory Notes	-	2,378,668	-
Contingent consideration/working capital adjustment	259,550	2,123,210	2,100,000
Preferred Stock, based on OPM	4,026,822	-	4,187,151
Common Stock, based on redemption value	500,000	-	-
Total Purchase Consideration	$5,486,372	$17,321,472	$6,287,151

The final purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

	TNS	ADEX Entities	ERFS
Current assets	$474,732	$5,801,858	$798,135
Goodwill	4,002,654	10,474,212	5,741,128
Intangible assets:
Customer list / relationships	1,790,048	3,309,143	-
URL's	2,552	2,552	-
Tradenames	347,182	2,888,382	-
Non-competes	79,670	116,047	-
Property and equipment	14,224	75,849	185,271
Deposits	-	12,227	63,493
Current liabilities	(254,807)	(1,053,398)	(349,750)
Notes payable - bank	-	-	(92,259)
Notes payable - related party	-	-	(8,700)
Notes payable - other	-	-	(50,167)
Long-term deferred tax liability	(969,883)	(4,305,400)	-
Total allocation of purchase consideration	$5,486,372	$17,321,472	$6,287,151

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

ADEX:  As additional consideration, the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”).  If the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50, and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0.  The Company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243.  In connection with these obligations, the Company reserved 2,000 shares of Series G Preferred Stock.  These shares are redeemable in the event the Company defaults on its obligation to make the required payments.  The shares of Series G Preferred are automatically cancelled if required payments are made in cash by the Company. The Company has valued the contingent consideration likely to be paid at $2,123,210. The contingent consideration can range from $0, in the event ADEX has zero or negative EBITDA, to unlimited; as there is no cap on the amount that may be earned.  The Company has recorded this $2,123,210 contingent consideration as a liability on its consolidated balance sheets. As of December 31, 2012, the amount of contingent consideration had not changed.

T N S: As additional consideration, the Company agreed to pay amounts tied to certain operating results achieved by T N S.  The holders of the Series F Preferred Stock can demand that an aggregate of 3,000 shares of Series F Preferred Stock be redeemed beginning on November 27, 2012, with the redemption to occur within 20 days of such request.  In the event T N S achieves certain minimum operating results, the holders may also request that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013.  The holders of the Series F Preferred Stock can demand that any remaining Series F Preferred Stock be redeemed beginning on September 17, 2014.

Included in the consideration at the acquisition date is an additional 575 shares of Series F Preferred Stock.  However, in the event that certain operating results are achieved or not achieved by T N S for the twelve months ending September 30, 2013, additional shares of Series F Preferred Stock may be issued, or the remaining 575 issued shares of Series F Preferred Stock may be partially or entirely cancelled, based on an agreed upon formula.  Therefore, these shares are treated as contingent consideration and are shown as a liability on the Consolidated Balance Sheets.  The increase or decrease in the shares is based on 20% of the EBITDA of T N S for each of the three years that is greater than $1,275,000.

The Company has recorded $557,933 as contingent consideration of Series F Preferred Stock as a liability on its consolidated balance sheets.  As of December 31, 2012, the amount of contingent consideration had not changed.

ERFS: As additional consideration, the Company agreed to pay the ERFS seller 1.5 times EBITDA for the twelve-month period from January 1, 2013 through December 31, 2013, provided that the EBITDA for such twelve-month period exceeds the EBITDA for the twelve month period prior to closing by $10,000.  The Company has valued the contingent consideration likely to be paid at $2,100,000. The contingent consideration can range from $0, in the event ERFS EBITDA for the 12 months following closing is less than $10,000 over the 12 months period prior to closing, to unlimited as there is no cap on the amount that may be earned.  The Company recorded the $2,100,000 contingent consideration as a liability on its consolidated balance sheets.  As of December 31, 2012, the amount of contingent consideration had not changed.

Tropical: As additional consideration, the Company will issue additional shares of common stock in the Company based on a formula tied to the future earnings of Tropical.  The contingent consideration to be paid to the former owners of Tropical was as follows: 50% of the net income of Tropical for the eighteen months following the acquisition, along with warrants with an exercise price of $150.00 per share for up to 1,000 shares of Company common stock for each $500,000 of EBITDA generated by Tropical in the two years after the date of acquisition.  The Company has valued the amount of contingent consideration likely to be paid at $15,320.  The potential range of contingent consideration can range from $0, in the event Tropical has zero or negative net income, to unlimited, as there was no cap on the amount that may be earned.  The Company has recorded this $15,320 contingent Consideration as a liability on its consolidated balance sheets.  As of December 31, 2012 and 2011, the amount of contingent consideration had not changed.

RM Engineering: As additional consideration, the Company agreed to pay 50% of the net income of RM Engineering for the eighteen month period following the closing, as well as cashless exercise warrants with an exercise price of $150.00 per share for up to 1,000 additional shares for each $500,000 in net income generated by the Company during the 24 month period following closing.  The Company has valued the amount of contingent consideration likely to be paid at $126,287.  The potential range of contingent consideration can range from $0, in the event RM Engineering has zero or negative net income, to unlimited, as there is no cap on the amount that may be earned.  The Company has recorded this $126,287 contingent consideration as a liability on its consolidated balance sheets.  As of December 31, 2012 and 2011, the amount of contingent consideration had not changed.

2012 Deconsolidation

Deconsolidation of Digital Comm, Inc. Subsidiary

On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director. As consideration for the purchase, the former president issued to the Company a non-recourse promissory note in the principal amount of $125,000. The note is secured by the purchased shares. Immediately subsequent to the transaction, the Company wrote off the $125,000 promissory note from its former president, as it deemed it unlikely that he could repay the note.  At the date of deconsolidation, the Company wrote off all its receivables from Digital of $880,000 and adjusted the negative investment carrying amount at the time of deconsolidation to zero, which resulted in a net gain of approximately $528,000. Subsequent to the sale of 60% of its ownership interest in Digital, the Company continued to fund the cash flow of Digital into December 2012. These amounts were approximately $179,000, which the Company subsequently wrote down to $0, as the Company has determined that the equity investment is uncollectible as Digital has limited operations and limited ability to repay the amount owed. The Company did not attribute any value to its equity investment in Digital at December 31, 2012 based on Digital's historical recurring losses and expected future losses, and Digital's liabilities far exceeding the value of its tangible and intangible assets at such date.

In the Company’s financial statements for the year ended December 31, 2011, the investment in Digital was eliminated and therefore showed a value of zero.  In the Company’s financial statements for the year ended December 31, 2012, the investment in Digital had been written off and also reflected a value of zero.

The below information summarizes the results of operations of Digital for the year ended December 31, 2011 and  for the period from January 1, 2012 through September 12, 2012, the date of deconsolidation.

	Year ended	January 1, 2012 through
	December 31, 2011	September 12, 2012
Revenue	$2,443,441	$1,691,956

Gross Margin	666,756	139,675

Loss from operations	(455,875)	(473,918)

Interest expense	(157,383)	(251,412)

Net loss	$(613,258)	$(725,330)

The following information provides summary balance sheet information as of December 31, 2011 and September 12, 2012 (the date of deconsolidation):

	December 31, 2011	September 12. 2012
Current assets	$435,559	$605,332
Total assets	717,136	833,157
Total liabilities	1,425,290	2,266,640
Stockholder's deficit	(708,154)	(1,433,483)

Additionally, the Company believes that the likelihood that it will receive payments under its note receivable from its former president was less than likely at December 31, 2012, and it will recognize payments received under such notes, if any, as a capital contribution from its former officer. Further, the Company continued to accrue losses in proportion to its equity ownership of 40%. Digital will remain a related party after its deconsolidation. During the three months ended December 31, 2012, Digital continued to incur losses and the Company recognized a loss on equity investment of $50,539.

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

Depreciation expense for the years ended December 31, 2012 and 2011 was $120,558 and $39,229, respectively.

6.           GOODWILL AND INTANGIBLE ASSETS

Goodwill
	Tropical	RM Engineering	ADEX	TNS	EFRS	Total
Balance December 31, 2010	$-	$-	$-	$-	$-	$-

Acquisitions	174,746	169,240	-	-	-	343,986
Balance December 31, 2011	174,746	169,240	-	-	-	343,986

Acquisitions	-	-	10,474,212	4,002,654	5,741,128	20,217,994
Balance December 31, 2012	$174,746	$169,240	$10,474,212	$4,002,654	$5,741,128	$20,561,980

The following table summarizes the Company’s intangible assets as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationship and lists	10 yrs	$5,709,049	$(208,623)	$5,500,426	$614,108	$-	$614,108
Non-compete agreements	2-3 yrs	199,638	(18,991)	180,647	3,921	-	3,921
URL's	Indefinite	10,208	-	10,208	5,104	-	5,104
Tradename	Indefinite	3,414,562	-	3,414,562	178,998	-	178,998

Total purchased intangible assets		$9,333,457	$(227,614)	$9,105,843	$802,131	$-	$802,131

Amortization expense related to the purchased intangible assets was $235,091 and $0 for the years ended December 31, 2012 and 2011, respectively.

The estimated future amortization expense for the years ending December 31 is as follows:

Total
2013	$578,502
2014	576,799
2015	565,822
2016	532,350
2017	518,199
Thereafter	2,909,402
Total	$5,681,074

7.            ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2012 and 2011, accrued expenses consisted of the following:

	December 31,
	2012	2011
Accrued interest and preferred dividends	$864,607	$15,977
Accrued trade payables	2,442,478	724,430
Accrued compensation	857,379	250,895
	$4,164,464	$991,302

8.            BANK DEBT

As of December 31, 2012 and 2011, bank debt consisted of the following:

	December 31,
	2012	2011
Two installment notes, monthly principal and interest of $533, interest 9.05% and 0% secured by vehicles, maturing July 2016	$23,463	$51,569

Five lines of credit, monthly principal and interest, interest ranging from $0 to $13,166, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2013 and February 2020	536,464	761,078
	559,927	812,647
Less: Current portion of bank debt	(352,096)	(114,358)

Long-term portion of bank debt	$207,831	$698,289

Future maturities of bank debt as of December 31, 2012 were as follows:

Year ending December 31,
2013	$352,096
2014	75,661
2015	75,661
2016	40,354
2017	16,155
Total	$559,927

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

Future annual payments, as of December 31, 2012 were as follows:

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

On February 14, 2011, the Company and UTA entered into First Loan Extension and Modification Agreements (the “Modification Agreement”) in connection with the Company’s existing note payable, which had a balance of $775,000 at December 31, 2010.  The Modification Agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the Modification Agreement, UTA was granted 10,257 shares of the Company’s common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for the Company’s failure to satisfy a certain covenant in the loan agreement, UTA was granted 4,000 shares of the Company’s common stock, which was recorded as penalty paid to UTA and recorded as an expense.  As of December 31, 2011, these two additional grants of shares had not been physically issued.  However, such shares are reflected on the accompanying financial statements as if issued.  This amendment was accounted for as an extinguishment and therefore the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $509,849 and debt discount from this amendment of $153,850 were expensed. At December 31, 2012 and 2011, the number of shares of common stock issuable upon the exercise of warrants was 0 and 578,568, respectively.

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

The remaining balance of the loan in the original principal amount of $750,000 was paid in full on September 17, 2012.  On September 6, 2012, the Company issued to UTA 208,759 shares of common stock in consideration of the cancellation of the warrants issued to UTA.  The resulting charge was recorded as interest expense.

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

Pursuant to the Loan Agreement, the Company issued warrants to the Lenders (the “Warrants”), which entitle the Lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which the Warrants first became exercisable, which was December 6, 2012.  The Warrants were amended on November 13, 2012 as part of the First Amendment to the Loan Agreement.  At that time, the Warrants were increased from the right to purchase 10% of the fully-diluted shares to the right to purchase 11.5% of the fully-diluted shares. The Warrants have an exercise price of $1.25 per share, subject to adjustment as set forth in the Warrants, and will expire on September 17, 2014, but are subject to extension until certain financial performance targets are met.  The Warrants have anti-dilution rights in connection with the exercise price.  The fair value of the anti-dilution rights is immaterial.  If the Company issues stock, warrants or options at a price below the $1.25 per share exercise price of the Warrants, the exercise price of the Warrants resets to the lower price.  As of March 8, 2013, the Lenders had not required the Company to exercise the Warrants. The Warrants meet the criteria in accordance with ASC 480 to be classified as liabilities since there is a put feature that requires the Company to repurchase the Warrants. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to the consolidated statement of operations under the caption (change in fair value of derivative instruments.)

On September 17, 2012, when the Warrants were issued, the Company recorded a derivative liability in the amount of $193,944. The amount was recorded as a debt discount and is being amortized over the life of the Term Loan. Pursuant to the second amendment to the MidMarket Loan Agreement dated March 22, 2013, the aggregate number of shares of common stock issuable upon exercise of such warrants was set at 187,386 shares. The amount of the derivative liability was computed by using the Black Scholes Option Valuation Method to determine the value of the Warrants issued. The Company used the following assumptions to determine the fair value of the Warrants at the original measurement date of September 17, 2012 and at December 31, 2012. The underlying security price (fair value of shares of common stock) was $0.0072 and $0.0068 at September 17, 2012 and December 31, 2012, respectively. The exercise price at each date was $5.00 based on the terms set forth in the Warrant. The historical volatility was estimated at 109% and 112%, respectively, based on historically volatility of other public comparisons. The selected term was 2 years and 1.7 years, respectively, which correlates to the time to expiration. The risk free rate was estimated at 0.23% and 0.25%, respectively, based on the 2-year treasury rate which was closest to the selected term at each date. At December 31, 2012, the number of shares of common stock issuable upon exercise of the Warrants was 6,007,528 shares.

Pursuant to the Loan Agreement, the Company has covenants that must be maintained in order for the loan to not be in default.  The covenants are as follows in the original Loan Agreement:

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

On November 13, 2012, the Company and the Agent entered into the First Amendment to the Loan Agreement, pursuant to which an additional $2,000,000 was loaned to the Company.  In addition, an additional $60,000 was added as deferred loan cost, and an additional $191,912 was expensed.  This amendment was accounted for as a modification.

The following table summarizes the repayment obligations of the MidMarket Term Loan for the dates and periods indicated:

March 31, 2013	$162,500
June 30, 2013	162,500
September 30, 2013	162,500
November 14, 2013	2,000,000
December 31, 2013	325,000
2014	1,462,500
2015	2,112,500
2016	3,575,000
2017	4,875,000
Total	$14,837,500

The Company’s obligations under the Loan Agreement, as amended, are secured by all of the Company’s assets.

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

The Company issued warrants to UTA Capital per the terms of a note payable in 2010, which were outstanding through August 2012, at which point the Company and the lender settled the debt and the warrants.

The terms of the warrants, among others, provided that the number of shares issuable upon exercise of the warrants amounted to 16% of the Company’s fully-diluted outstanding common shares and common share equivalents, whether the common share equivalents were fully vested and exercisable or not, and the exercise price, which was initially at $18.75 per common share underlying the warrants, was reset at the lowest effective price per share in the Company’s subsequent financing.   The Company reset the exercise price of the warrants in the third amendment to the loan agreement in December 2011. This amendment was accounted for as a loan modification.  The adjustment of the warrant was valued under the Black-Scholes Option Valuation Method at $4,611 and recorded as a debt discount and derivative liability.

The Company issued warrants to the lenders under its term loan agreement lenders in 2012. The Company also issued warrants in connection with the issuance of its Series E Preferred Stock in 2012.  The warrants were outstanding at December 31, 2012.

The terms of the warrants issued pursuant to the MidMarket Loan Agreement 2012 originally entitled the lender to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which such warrants first became exercisable, which was December 6, 2012.  The warrants were amended on November 13, 2012 in connection with the execution of the first amendment to the MidMarket Loan Agreement.  At that time, the number of shares issuable upon exercise of the warrants was increased from the right to purchase 10% of the fully-diluted shares of the Company to the right to purchase 11.5% of the fully-diluted shares of the Company.  Pursuant to the second amendment to the MidMarket Loan Agreement dated March 22, 2013, the aggregate number of shares of common stock issuable upon exercise of such warrants was set at 749,542 shares.  The warrants have an exercise price of $1.25 per share, subject to adjustment as set forth in the warrants, and will expire on September 17, 2014, but are subject to extension until certain financial performance targets are met.  The warrants also have anti-dilution rights in connection with the exercise price.  The fair value of the anti-dilution rights is immaterial.  If the Company issues stock, warrants or options at a price below the $1.25 per share exercise price of the warrants, the exercise price of the warrants resets to the lower price. Upon the second amendment to the MidMarket Loan Agreement, the anti-dilution rights were cancelled.  The warrants meet the criteria to be classified as liabilities in accordance with ASC 480 because there is a put feature in the warrants that requires the Company to repurchase the warrants under certain circumstances. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to the consolidated statement of operations under the caption "change in fair value of derivative instruments."

On September 17, 2012, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $193,944.  The amount was recorded as a debt discount and is being amortized over the life of the related term loan.  The amount of the derivative liability was computed by using the Black Scholes Option Valuation Method to determine the value of the warrants issued.  The Company used the following assumptions to determine the fair value of the warrants at the original measurement date of September 17, 2012 and at December 31, 2012. Historically, the Company derived the fair value of its common stock using the OPM back solve method. The underlying security price (fair value of shares of common stock) was $0.0072 and $0.0068 at September 17, 2012 and December 31, 2012, respectively. The exercise price at each date was $1.25 based on the terms set forth in the warrant.  The historical volatility was estimated at 109% and 112%, respectively, based on historical volatility of other public comparisons. The selected term was 2 years and 1.7 years, respectively, which correlates to the time to expiration.  The risk free rate was estimated at 0.23% and 0.25%  respectively, based on the 2-year treasury rate which was closest to the selected term at each date.  At December 31, 2012, the number of shares of common stock issuable upon exercise of the warrants was 1,501,882.

The fair value of the MidMarket derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodology:

Year Ended December 31,
	2012	2011

Fair value of Company’s common stock	$0.68755-10.00	$0.68755-10.00
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	56.78-112%	56.78-112%
Exercise price	$0.95-10.00	$0.95-10.00
Estimated life	1.75 years	1.5-4 years
Risk free interest rate (based on 1-year treasury rate)	0.0266-0.12%	0.06-0.12%

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

As of December 31, 2011, based upon available objective evidence, management believed it was more likely than not that the net deferred tax assets would not be realized.  Accordingly, management had established a valuation allowance for all deferred tax assets.  The net valuation allowance decreased by approximately $1,516,000 during the year ended December 31, 2012 as a result of the recognition of offsetting deferred tax liabilities, including the Section 481 adjustment as described below and the acquisition of intangible assets in its business combinations. As a result of these items, the Company was in a net deferred tax liability position and the remaining deferred tax assets, primarily net operating losses, are expected to be realized when these deferred tax liabilities are recognized.

As of December 31, 2012, and 2011, the Company had available net operating loss carryforwards of approximately $5,600,000 and $5,500,000 available to reduce future taxable income, if any, for federal and Florida income tax purposes, respectively.  The federal and state net operating loss carryforwards begin to expire in 2025.   As of December 31, 2012, the Company had federal tax credit carryforwards of $106,000 available to offset future federal  taxes payable. These federal credits begin to expire in 2022.

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

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes.  Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company recorded $4.5 million, or $1.3 million tax affected, as deferred tax liability through purchase accounting (which will be recognized into income over the period 2012 through 2015). A change in method of accounting requires an adjustment under IRC section 481(a). IRC section 481(a) requires those adjustments necessary to prevent amounts from being duplicated or omitted to be taken into account when the taxpayer’s taxable income is computed under a method of accounting different from the method used to compute taxable income for the preceding taxable year. When there is a change in method of accounting to which IRC section 481(a) is applied, income for the taxable year preceding the year of change must be determined under the method of accounting that was then employed, and income for the year of change and the following taxable years must be determined under the new method of accounting as if the new method had always been used. The adjustment represents the cumulative difference between the present and proposed methods. As this was a voluntary method change, the rules allow a four year recognition period for an unfavorable Section 481 adjustment (i.e. additional taxable income).

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

14.            STOCKHOLDERS’ DEFICIT

Common Stock:

Basis for determining fair value of shares issued

The Company determines the value at which to record common stock issued in connection with acquisitions using the market price of the common stock on the date of acquisition.

The Company uses the market price of its common stock to determine the fair value of shares of common stock issued in connection with debt conversions and settlements and in connection with loan modifications.

The Company uses the market price of its common stock to determine the fair value of shares of common stock issued in connection with stock compensation issued to employees and third parties.

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

Issuance of shares pursuant to completed business combinations

During 2011, the Company issued 68,000 shares of its common stock in connection with the acquisition of Tropical and RM Engineering.  The shares were valued at $1.12 per share for an aggregate consideration of $76,120.

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

Issuance of shares to satisfy obligations pursuant to warrants

During 2012, the Company issued 208,759 shares of its common stock to UTA in exchange for forfeiting common stock warrants with an exercise price of $18.75 per share. The common stock was valued at the price of $2.00 per share. The total value of the shares issued was $352,762, and recorded as interest expense.

Preferred Stock:

Series A

On June 1, 2011, the Company designated 20,000,000 of its 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock had no dividend rights and was convertible into shares of common stock of the Company at a conversion ratio of .08 shares of common stock for every one share of Series A Preferred Stock. The Series A Preferred Stock was redeemable at a price of $0.0001 per share and entitled the holder to voting rights at a ratio of .08 votes for every one share of Series A Preferred Stock.

On June 1, 2011, the Company’s Board of Directors authorized the issuance of 2,000,000 shares of the Series A Preferred Stock to three of the Company’s principal officers valued at the fair market value of $1.00 per share and recorded in the accompanying financials statements as stock compensation expense. The carrying amount of the Series A Preferred Stock was based on the par value of the Series A Preferred stock of $0.001 per share, or $200, the difference of $1,999,800 between the fair value of the Series A Preferred Stock at date of issuance and the carrying value of $200, was recorded as additional paid in capital.

As of December 31, 2012 and December 31, 2011, the Series A Preferred Stock was convertible into 40,000 and 40,000 shares of common stock, respectively. This conversion is based on a conversion ratio of .08 shares of common stock for each share of Series A Preferred Stock. The total fully diluted common stock outstanding on December 31, 2012 and December 31, 2011 was 13,062,981 and 904,010 respectively.

15.            REDEEMABLE PREFERRED STOCK

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

Series B

On June 28, 2011, the Company designated 60,000 of its authorized shares of preferred stock as Series B Preferred Stock (the “Series B Preferred Stock”).  The Series B Preferred Stock has no dividend rights and each share of Series B Preferred Stock is convertible into such number of shares of common stock of the Company as is equal to 0.00134% of the Company’s total common stock outstanding on a fully-diluted basis.  The Series B Preferred Stock is redeemable, at the option of the holder, at a price equal to the cash value paid per share but no less than $1.00 per share, and entitles the holders to one vote for each share of common stock to be received on an as if converted basis. As of December 31, 2012 and 2011, the Series B Preferred Stock was redeemable for $2,216,760 and $15,000, respectively.  In June  2011, the Company sold and received subscriptions for the sale of 15,000 shares of Series B Preferred Stock at $1,000 per share from three individuals and a trust.  One of the individuals is, and the trust is a related party to, the current chief executive officer of the Company.  During 2012, the Company sold, and received subscriptions from four individuals for the purchase of, 16,021 shares of Series B Preferred stock for cash consideration in the aggregate amount of $1,585,000.  Three individuals also converted a principal amount of debt and accrued interest thereon in the aggregate amount of $616,760 into 6,479 shares of Series B Preferred Stock.

As of December 31, 2012 and December 31, 2011, the Series B Preferred Stock was convertible into 18,080,050 and 723,208 shares of common stock, respectively. The conversion rate at December 31, 2012 and December 31, 2011 was based on each Series B Preferred Share being convertible into .00134% of the Company’s total common stock outstanding on a fully-diluted basis. The total fully-diluted common stock outstanding on December 31, 2012 and December 31, 2011 was 52,251,924 shares and 3,616,039 shares, respectively. At December 31, 2012, the holders of Series B Preferred Stock agreed to convert their shares into common stock, prior to the holders of Series E Preferred Stock, Series H Preferred Stock, Series E Warrants and the MidMarket Warrants.

Series C

On December 23, 2011, the Company designated 1,500 shares of the authorized shares of preferred stock as Series C Preferred Stock (the “Series C Preferred Stock”).  Series C Preferred Stock has a stated value of $1,000.00 per share, and entitles holders to receive cumulative dividends at the rate of 10% of the stated value per annum payable quarterly.  The Series C Preferred Stock is redeemable, at the option of the holder, at a price of $1,000 per share, and entitles the holders to one vote for each share of common stock to be received on an as if converted basis.  Holders of Series C Preferred Stock have a two-year option to convert their shares of Series C Preferred Stock to common stock at a rate per share equal to 0.025% of the issued and outstanding common stock at the time of the conversion.  At December 31, 2012, the holders of Series C Preferred Stock agreed to convert their shares into common stock, prior to the holders of Series E Preferred Stock, Series H Preferred Stock, Series E Warrants and the MidMarket Warrants.

As of December 31, 2012, the Series C Preferred Stock was convertible into 13,560,038 shares of common stock.  The conversion rate at December 31, 2012 was based on each Series C Preferred Share being convertible into 0.025% of the Company’s total of common stock outstanding on a fully-diluted basis.  The total fully-diluted common stock outstanding on December 31, 2012 was 52,251,924 shares.

Series D

On December 31, 2011, the Company designated 1,000 shares of its authorized shares of preferred stock as Series D Preferred Stock (the “Series D Preferred Stock”).  The Series D Preferred Stock has an initial stated value of $1,000 per share and entitles holders to receive cumulative dividends at the annual rate of 10% of the stated value per share, payable quarterly in cash or shares of common stock, at the election of the Company, beginning on March 31, 2012.  The Series D Preferred Stock is non-voting and is convertible at any time the market capitalization of the Company’s common stock exceeds $15 million or the shares of common stock are trading at a per share price in excess of $43.75 per share for a 10-day trading period.  The number of shares of common stock issuable upon conversion shall be calculated by dividing the stated amount of the Series D Preferred Stock by the closing price of the common stock on the last business date preceding written notice by the Company to the holders of the Series D Preferred Stock of the Company’s decision to convert such shares. These shares are not currently redeemable and thus have been recorded based on fair value at the time of issuance.  If redemption becomes probable (deemed liquidation event) the shares will become redeemable and they will be recorded to redemption value.  On December 31, 2011, the Company issued 608 shares of Series D Preferred Stock to one of the Company’s former principal officers in settlement of a note payable to the officer aggregating $605,872, including unpaid interest.  In September 2012, the Company issued 400 shares of Series D Preferred Stock to one of the Company’s principal officers in settlement of unpaid compensation.  The shares had a fair value upon date of issuance of $352,344.

As of December 31, 2012 and December 31, 2011, the Series D Preferred Stock was convertible into 194,560 shares and 884,364 shares of common stock, respectively.  This conversion was based on a conversion ratio of $3.00 and $3.96 per share, respectively, of common stock for each share of Series D Preferred Stock.  The total fully-diluted common stock outstanding on December 31, 2012 and December 31, 2011 was 52,251,924 shares and 3,616,039 shares, respectively.

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

As of December 31, 2012, the outstanding Series E Preferred Stock was convertible into 5,119,460 shares of .common stock.  This conversion rate at December 31, 2012 was based on the outstanding shares of Series E Preferred Stock being convertible into 8.05% of the Company's total common stock outstanding on a fully-diluted basis at December 31, 2012.  The total fully-diluted common stock outstanding on December 31, 2012 was 52,251,924 shares.

Series F

On September 17, 2012, the Company designated 4,800 shares of its authorized shares preferred stock as Series F Preferred Stock (the “Series F Preferred Stock”).  Series F Preferred Stock has an initial stated value of $1,000 per share, and entitles the holders to receive cumulative dividends at the rate of 12% per annum payable quarterly, beginning on September 30, 2012. The dividends are payable in cash or shares of the Company’s common stock, at the Company’s option.  In connection with the acquisition of T N S on September 17, 2012, the Company issued 4,150 shares of Series F Preferred Stock.  The shares of Series F Preferred Stock are redeemable at $1,000 per share.  Holders of Series F Preferred Stock have an option to demand that an aggregate of 3,000 shares of Series F Preferred Stock be redeemed beginning on November 27, 2012, with the redemption to occur within twenty days of such request  The holders of Series F Preferred Stock may also request that an additional 575 shares of Series F Preferred Stock be redeemed beginning on September 17, 2013, and that an additional 575 shares of Series F Preferred Stock be redeemed beginning on September 17, 2014.  The Company may redeem shares of Series F Preferred Stock at any time on ten business days notice. In the event that certain operating results are achieved or not achieved by T N S, additional shares may be issued, or these shares may be cancelled.  The shares of Series F Preferred Stock are convertible at the lesser of (i) the last quoted price of the common stock on third day following the effective date of the associated registration statement or (ii) the average of the last reported sale price for each of the three trading days prior to the date of conversion.

As of December 31, 2012, the Series F Preferred Stock was convertible into 1,383,333 shares of common stock. Such conversion amounts were based on a price per share of the common stock on December 31, 2012 of  $3.9625.

Series G

On September 17, 2012, the Company designated 2,000 shares of its authorized preferred stock as Series G Preferred Stock (the “Series G Preferred Stock”).  Series G Preferred Stock has an initial stated value of $1,000 per share. The shares of Series G Preferred Stock were not issued and will only be issued in the event the Company defaults on its obligation to pay any earn out consideration earned by the ADEX sellers.  In the event that the Series G Preferred Stock is issued, such shares will entitle the holders to receive cumulative dividends at a rate of 12% per annum payable quarterly, beginning on the date of issuance.  The dividends are payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series G Preferred Stock have an option to convert their shares of Series G Preferred Stock into the Company’s common stock upon the occurrence of a default of payment of an earnout or working capital loan in connection with the Company’s acquisition of the ADEX Entities and after the associated registration statement is declared effective by the Securities and Exchange Commission.  The shares of Series G Preferred Stock are convertible at the rate equal to the earnout or working capital loan payment that is under default divided by $1,000 and by the lesser of (i) the last quoted price of the common stock on third day following the effective date of the associated registration statements or (ii) the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series G Preferred Stock are redeemable at the amount of earnout or working capital loan upon the occurrence of default, at their then carrying value, at the option of the holder.

Series H

On October 25, 2012, the Company designated 2,000 shares of its authorized preferred stock as Series H Preferred Stock (the “Series H Preferred Stock”).  Series H Preferred Stock has an initial stated value of $1,000 per share, and entitles the holders to receive cumulative dividends at a rate of 10% per month, up to maximum amount of dividends per share equal to 150% of the stated amount.  The Series H Preferred Stock stopped accruing dividends after five months.  The dividends are payable in cash or shares of the Company’s common stock, at the Company’s option, upon conversion or redemption. Holders of Series H Preferred Stock have a one-year option to convert their shares of Series H Preferred Stock to common stock, beginning 90 days after the date of issuance. In the aggregate, the shares of Series H Preferred Stock are convertible into a number of shares of common stock equal to 4.49% of the number of shares of common stock of the Company outstanding on a fully-diluted basis.  The shares of Series H Preferred Stock are redeemable at $1,000 per share, at the option of the holder, beginning 180 days after the date of their issuance.  The Company may delay the payment of the redemption amount by paying interest thereon at the rate of 2% per month until paid.  During the fourth quarter of 2012, the Company received subscription agreements and cash and issued 1,425 shares of Series H Preferred Stock in exchange for receiving $1,425,000.

As of December 31, 2012, the Series H Preferred Stock was convertible into 2,345,548 shares of common stock.  This conversion ratio December 31, 2012 was based on each Series H Preferred Share being convertible into a number of shares of common stock equal to 4.49% of the number of shares of common stock outstanding on a fully-diluted basis.  The number of shares of common stock outstanding on a fully-diluted basis on December 31, 2012 was 52,251,924 shares.

Series I

On November 30, 2012, the Company designated 4,500 shares of its authorized preferred stock as Series I Preferred Stock (the “Series I Preferred Stock”).  Series I Preferred Stock has an initial stated value of $1,000 per share.  Holders of Series I Preferred Stock have an option to convert their shares of Series I Preferred Stock to common stock on the earlier of the 30th day after the associated registration statement is declared effective by the Securities and Exchange Commission or 120 days after the date of their issuance.  The shares of Series I Preferred Stock are convertible into common stock at the rate equal to the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series I Preferred Stock are redeemable at $1,000 per share, at the option of the holder, beginning on the 31st day after the associated registration statement is declared effective by the Securities and Exchange Commission and until the Company has redeemed up to $750,000 of Series I Preferred Stock. As of December 31, 2012, the Series I Preferred Stock was convertible 1,135,647 shares of common stock. Such conversion amounts were based on a price per share of the common stock December 31, 2012 of $3.9625.

A summary of the transactions related to the Company’s Preferred Stock classified as temporary equity during 2011 and 2012 is as follows:

	Common stock		Series B		Series C		Series D		Series E		Series F		Series H		Series I
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$
Balance January 1, 2011	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Issuance to officer for debt owed	-	-	-	-	-	-	608	605,872	-	-	-	-	-	-	-	-
Issuance pursuant to private placement	-	-	15,000	$15,000	-	-	-	-	-	-	-	-	-	-	-	-
Balance December 31, 2011	-	-	15,000	$15,000	-	$-	608	$605,872	-	$-	-	$-	-	$-	-	$-
Issuance pursuant to private placement	-	-	16,021	1,585,000	1,500	1,500,000	-	-	2,575	2,575,000	-	-	1,425	1,425,000	-	-
Issuance pursuant to unpaid 2012 salary	-	-	-	-	-	-	400	352,344	-	-	-	-	-	-	-	-
Issuance from conversion of debt and interest	-	-	6,479	616,760	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred stock into common shares	-	-	-	-	-	-	(400)	(352,344)	-	-	-	-	-	-	-	-
Issuance pursuant to private acquisition	40,000	499,921	-	-	-	-	-	-	-	-	4,150	3,575,000	-	-	4,500	4,187,151
Balance December 31, 2012	40,000	$499,921	37,500	$2,216,760	1,500	$1,500,000	608	$605,872	2,575	$2,575,000	4,150	$3,575,000	1,425	$1,425,000	4,500	$4,187,151

16.           PREFERRED DIVIDENDS

There were no dividends on the Company’s preferred stock in the year ended December 31, 2011.  The Company calculated the dividends on the Preferred Stock for the year ended December 31, 2012 as follows:

Preferred Dividends
Year ended December 31, 2012

	Preferred	Annual
	Shares	Dividend	Accrual	Accrued
	Outstanding	Rate	Period	Dividends
Series C Preferred Stock	1,500	*	January - December	$175,450
Series D Preferred Stock	608	10%	January - December	61,340
Series E Preferred Stock	2,575	12%	September - December	82,675
Series F Preferred Stock	4,150	12%	September - December	145,250
Series H Preferred Stock	1,425	**	October - December	378,500

Total				$843,215

*   The stated dividend rate is 10%, however if the dividends are not paid, the dividend rate becomes 12%.
** Dividends accrue on the Series H Preferred Stock at the rate of 10% per month for a maximum amount of dividends equal to 150% of the stated amount.

Series C Preferred Stock was issued from January 2012 through July 2012.
Series D Preferred Stock was outstanding for the entire year.
Series E Preferred Stock was issued from August 2012 through December 2012.
Series F Preferred Stock was issued to the former shareholders on TNS in connection with the acquisition of TNS on September 17, 2012.
Series H Preferred Stock was issued from October 2012 through November 2012.

17.           RELATED PARTIES

At December 31, 2012 and 2011, the Company had outstanding the following loans from related parties:

	December 31,
	2012	2011

Principal shareholders of the Company, unsecured, non-interest bearing, due on demand	$-	$1,635
Promissory notes, 30% interest, maturing in June 2013, unsecured	350,000	825,761
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1,007, unsecured and personally guaranteed by officer, due November 2016	105,694	110,293

Former owner of ERFS, unsecured, non-interest bearing, due on demand	8,700	-

Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	19,402	3,729
	483,796	941,418
Less: current portion of debt	(378,102)	(5,364)
Long term portion of notes payable, related parties	$105,694	$936,054

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

18.           SUBSEQUENT EVENTS

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

Under the terms of the purchase agreement, the Company will acquire certain assets and assume certain liabilities of Telco in exchange for the following consideration to be paid or issued by the Company at the closing: (i) cash in an amount equal to five times Telco’s trailing twelve-month EBITDA, less $2.6 million, and (ii) a number of shares of the Company’s common stock having a value equal to one times Telco’s trailing 12-month EBITDA. The Company and Tekmark are required within 60 days of closing to adjust the initial closing payment such that it equals Telco’s true trailing 12-month EBITDA after accounting for any additional liabilities or adjustments. The Company also agreed to make a cash payment in an amount equal to Telco’s forward EBITDA calculated for the 12-month period commencing on the day of the first calendar month after the closing date.

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

Date: October 16, 2013
	By:	/s/ Mark Munro
Name: Mark Murno
Title: Mark Munro