Form 10-Q
period 2013-09-30
INTERCLOUD SYSTEMS, INC.
filed 2013-11-14
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ______________________
COMMISSION FILE NUMBER: 000-32037

INTERCLOUD SYSTEMS, INC.
(Name of registrant as specified in its charter)

DELAWARE	65-0963722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

331 NEWMAN SPRINGS ROAD, BUILDING 1, SUITE 104, RED BANK, NJ	07701
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,407,014 shares of common stock were issued and outstanding as of November 14, 2013.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013, and amended on October 16, 2013, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. These risk factors also should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on any forward-looking statements and you should carefully review this report in its entirety. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

The information that appears on our web site at www.InterCloudsys.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,361,231	$646,978
Accounts receivable, net of allowances of $458,860 and $522,297, respectively	11,152,355	8,481,999
Deferred loan costs	1,116,750	298,517
Convertible notes receivable	400,000	-
Prepaid taxes	50,296	-
Prepaid registration fees	2,227,162	523,410
Other current assets	344,439	233,067
Total current assets	18,652,233	10,183,971

Property and equipment, net	570,089	367,624
Goodwill	24,619,457	20,561,980
Intangible assets, net	13,050,899	9,105,843
Deferred loan costs, net of current portion	1,277,662	1,528,262
Deposits	313,331	118,563
Total assets	$58,483,671	$41,866,243

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$9,027,830	$4,164,464
Deferred revenue	75,386	135,319
Income taxes payable	-	123,605
Bank debt, current portion	366,644	352,096
Notes, related parties	1,760,398	378,102
Notes, acquisitions	2,741,546	-
Contingent consideration	6,898,289	4,624,367
Term loans, current portion, net of debt discount	5,214,883	3,632,528
Total current liabilities	26,084,976	13,410,481

Other Liabilities:
Bank debt, net of current portion	137,784	207,831
Notes, related parties, net of current portion	105,694	105,694
Deferred tax liability	3,891,876	2,374,356
Term loans, net of current portion, net of debt discount	10,896,458	11,880,237
Long term contingent consideration	-	557,933
Derivative financial instruments at estimated fair value	620,601	33,593
Total other liabilities	15,642,414	15,159,644

Total Liabilities	41,737,390	28,570,125

Commitments and Contingencies

Redeemable Common stock with $50.00 put option, 10,000 shares issued and outstanding, $500,000 liquidation preference	499,921	499,921

Redeemable Series B, convertible preferred stock, $0.0001 par value, authorized 60,000 shares, 0 and 37,500 shares issued, $0 and $2,216,760 liquidation preference	-	2,216,760
Redeemable Series C, convertible preferred stock, 10% cumulative annual dividend; $1,000 stated value, 1,500 authorized: 0 and 1,500 issued and outstanding, $0 and $1,500,000 liquidation preference	-	1,500,000
Redeemable Series D, convertible preferred stock, 10% cumulative annual dividend $1,000 stated value, authorized 1,000 shares; 0 and 608 shares issued and outstanding, $0 and $605,872 liquidation preference	-	605,872
Redeemable Series E, convertible preferred stock, $0.0001 par value, 12% cumulative annual dividend; $1,000 stated value, 3,500 shares authorized; 0 and 2,575 issued and outstanding $0 and $2,575,000 liquidation preference		2,575,000
Redeemable Series F, convertible preferred stock, $0.0001 par value, 12% cumulative annual dividend; 4,800 shares authorized 3,575 and 3,575 issued and outstanding, $3,575,000 liquidation preference	3,575,000	3,575,000
Redeemable Series G, convertible preferred stock, 12% cumulative annual dividend; 3,500 shares authorized none issued and outstanding	-	-
Redeemable Series H, convertible preferred stock, 10% cumulative monthly dividend up to 150%; 2,000 shares authorized 1,425 and 1,425 issued and outstanding, $1,425,000 liquidation preference	1,425,000	1,425,000
Redeemable Series I, convertible preferred stock, $.0001 par value, authorized 4,500 shares and 4,500 and 4,500 shares issued and outstanding, $4,500,000 liquidation preference	4,187,151	4,187,151
Total Redeemable Common and Preferred stock	9,687,072	16,584,704

Stockholders' Equity/(Deficit):
Series A, convertible preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 and 2,000,000 issued and outstanding as of September 30, 2013 and December 31, 2012	-	200
Common stock; $0.0001 par value; 500,000,000 shares authorized; 5,147,014 and 489,018 issued and outstanding as of September 30, 2013 and December 31, 2012	514	49
Additional paid-in capital	20,452,929	9,095,517
Accumulated deficit	(13,522,875)	(12,455,783)
Total Intercloud Systems, Inc. stockholders' equity/(deficit)	6,930,568	(3,360,017)
Non-controlling interest	128,641	71,431
Total stockholders' equity/(deficit)	7,059,209	(3,288,586)

Total liabilities, non-controlling interest and stockholders’ equity/(deficit)	$58,483,671	$41,866,243

See Notes to Unaudited Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

Revenues	$16,158,045	$2,950,728	$42,916,458	$5,874,314
Cost of revenue	10,659,188	1,729,683	29,532,506	3,582,824
Gross profit	5,498,857	1,221,045	13,383,952	2,291,490

Operating expenses:
Depreciation and amortization	317,632	80,748	817,690	151,002
Salaries and wages	1,817,452	1,117,254	5,184,551	1,901,695
Change in fair value of contingent consideration	(653,151)	-	(794,758)	-
General and administrative	1,955,225	692,175	4,972,032	1,473,192
Total operating expenses	3,437,158	1,890,177	10,179,515	3,525,889

Income (Loss) from operations	2,061,699	(669,132)	3,204,437	(1,234,399)

Other income (expenses):
Change in fair value of derivative instruments	482,857	(130)	(412,008)	-
Interest expense	(1,021,945)	(723,675)	(3,118,490)	(1,012,697)
Loss on equity investment	-	582,036	-	582,036
Other income	113	-	80,113	21,981
Total other expense	(538,975)	(141,769)	(3,450,385)	(408,680)

Income (loss) before provision for income taxes and equity earning/loss in affiliate	1,522,724	(810,901)	(245,948)	(1,643,079)

Provision for (benefit from) income taxes	12,936	-	(256,830)	-

Net income (loss)	1,509,788	(810,901)	10,882	(1,643,079)

Net loss (income) attributable to non-controlling interest	(44,810)	16,163	(57,210)	33,111

Net income (loss) attributable to Intercloud Systems, Inc.	1,464,978	(794,738)	(46,328)	(1,609,968)

Less dividends on Series C ,D, E, F and H Preferred Stock	(167,098)	(52,999)	(1,020,764)	(105,957)

Net income (loss) attributable to Intercloud Systems, Inc. common stock shareholders	$1,297,880	$(847,737)	$(1,067,092)	$(1,715,925)

Earnings (loss) per share attributable to Intercloud Systems, Inc. common stock shareholders:
Basic	$0.26	$(2.16)	$(0.49)	$(4.76)
Diluted	$0.12	$(2.16)	$(0.49)	$(4.76)

Basic weighted average common shares outstanding	4,947,737	392,860	2,197,700	360,626
Diluted weighted average common shares outstanding	6,852,448	392,860	2,197,700	360,626

See Notes to Unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Preferred Stock		Additional		Non-
	Common Stock		Series A Convertible		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Balance, December 31, 2012	489,018	$49	2,000,000	$200	$9,095,517	$(12,455,783)	$71,431	$(3,288,586)

Issuance of shares for conversion of preferred dividends	41,006	4	-		246,318	-	-	246,322
Issuance of shares to non-employees for services	6,250	1	-		84,499	-	-	84,500
Conversion of Series D Preferred Stock	42,839	4	-		605,868	-	-	605,872
Conversion of Series A Preferred Stock	40,000	4	(2,000,000)	(200)	196	-	-	-
Conversion of Series B Preferred Stock	2,452,742	245	-		2,216,515	-	-	2,216,760
Conversion of Series C Preferred Stock	1,262,440	126	-	-	1,499,874	-	-	1,500,000
Conversion of Series E Preferred Stock	534,819	53			3,349,947			3,350,000
Issuance of shares to employees for stock based compensation	5,000	1	-	-	57,600	-	-	57,601
Issuance of shares for waiver of loan covenants	20,375	2	-	-	248,573	-	-	248,575
Issuance of shares for option exercise	5,000	1	-	-	14,999	-	-	15,000
Issuance of shares pursuant to convertible notes payable	43,790	4	-	-	425,239	-	-	425,243
Issuance of shares pursuant to completed acquisition	203,735	20			2,607,784			2,607,804
Preferred dividends	-	-	-	-		(1,020,764)	-	(1,020,764)
Net income / (loss)	-	-	-	-		(46,328)	57,210	10,882

Ending balance, September 30, 2013	5,147,014	$514	-	$-	$20,452,929	$(13,522,875)	$128,641	$7,059,209

See Accompanying  Notes to unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income (loss)	$10,882	$(1,676,190)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used) in operations:
Depreciation and amortization	817,690	151,002
Amortization of debt discount and deferred debt issuance costs	629,548	115,794
Stock compensation for services	157,100	406,342
Change in fair value of derivative liability	412,008	-
Other Income	(80,000)	-
Change in fair value of contingent consideration	(794,758)	-
Fair value of shares issued for waiver of debt covenants	248,575	-
Deferred taxes	(290,480)	-
Changes in operating assets and liabilities:
Accounts receivable	(686,451)	(1,731,076)
Other assets	(1,954,305)	(15,288)
Deposits	(99,656)	(31,473)
Deferred revenue	(59,933)	-
Accounts payable and accrued expenses	3,185,905	1,248,468
Total adjustments	1,485,243	143,769
Net cash provided by (used) in operating activities	1,496,125	(1,532,421)

Cash flows from investing activities:
Purchases of equipment	(121,645)	(63,102)
Issuance of convertible notes receivable	(400,000)	-
Consideration paid for acquisitions, net of cash received	188,217	(13,419,820)

Net cash used in investing activities	(333,428)	(13,482,922)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	775,000	4,670,879
Increase in deferred loan costs	(1,041,703)	(1,848,788)
Proceeds from bank borrowings	77,500	150,000
Repayments of notes and loans payable	(1,144,896)	(1,619,741)
Proceeds from third party borrowings	1,657,655	14,161,649
Proceeds from related party borrowings	1,628,000
Repayments of acquisition notes payable	(400,000)	(279,514)
Distribution of non-controlling interest	-	(60,547)

Net cash provided by financing activities	1,551,556	15,173,938

Net increase in cash	2,714,253	158,595

Cash and cash equivalents, beginning of period	646,978	89,285

Cash and cash equivalents, end of period	$3,361,231	$247,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,191,693	$581,229
Cash paid for income taxes	$165,256	$-

Non-cash investing and financing activities:
Common stock issued on debt conversion	$425,243	$84,829
Common stock issued for pending acquisition	$-	$77,500
Redeemable common stock	$-	$500,000
Redeemable preferred stock issued for acquisition	$-	$4,150,000
Accrued dividends converted to common stock	$246,322
Preferred dividends	$1,020,764	$105,957
Fair value of embedded conversion at issuance	$175,000	$193,944
Conversion of preferred dividends into common shares	$7,672,632	$-

See Accompanying Notes to unaudited Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. Prior to December 31, 2009, the Company was a development-stage company and had limited activity. The Company’s initial activities were devoted to developing a business plan, structuring and positioning itself to take advantage of available acquisition opportunities and raising capital for future operations and administrative functions. The Company began filing periodic reports with the Securities and Exchange Commission in November 2000. On October 31, 2013 the Company’s common stock and warrants were listed on The NASDAQ Capital Market under the symbols "ICLD" and "ICLDW," respectively.

On January 14, 2010, the Company acquired all of the outstanding shares of Digital Comm, Inc., a Florida corporation (“Digital”), in exchange for 50,000,000 shares of common stock of the Company. Digital was originally formed on September 13, 2006, and is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable. On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director. As of December 31, 2012, the Company neither owned Digital, nor had any continuing involvement with it, and its results are not included in the Company's consolidated statements of operations for the three and nine months ended September 30, 2013, or on the Company's consolidated balance sheet at September 30, 2013 or December 31, 2012.

Acquisitions

Since January 1, 2011, the Company has completed the following acquisitions:

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

●
AW Solutions Inc.  On April 15, 2013, the Company acquired all the outstanding capital stock of AW Solutions, Inc. (“AWS”), a Florida corporation, and all outstanding membership interests of AW Solutions Puerto Rico, LLC (“AWS Puerto Rico”), a Puerto Rico limited liability company (collectively, the “AWS Entities”). The AWS Entities are professional multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The purchase consideration for the AWS Entities was $8,760,097, which was paid with $500,000 in cash, common stock valued at $2,607,804, a 45-day promissory note valued at $2,107,804, a note in the principal amount of $1,033,743, which was equal to the net working capital of AWS on the date of acquisition, and contingent consideration, which was valued at $2,510,746 and was recorded as a liability at the date of acquisition. The contingent consideration payable, if any, will be based on the EBITDA of the AWS Entities for the twelve months following the date of acquisition. The contingent consideration also consists of a formula tied to the EBITDA growth for the thirteenth through twenty-fourth months after the date of acquisition. The Company estimated the contingent consideration based on the expected growth of AWS. The Company is having an independent valuation performed of the acquisition to determine the value of the contingent consideration and the value of the stock issued on the acquisition date.  Once a final independent valuation is performed, the Company will make any adjustments as necessary.

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

Reverse Stock-Split

On December 7, 2012, the Company’s stockholders approved a reverse stock split of  the Company's common stock at a ratio of 1-for-125. The reverse stock split became effective on January 14, 2013.  On May 15, 2013, the Company’s stockholders approved up to a 1-for-4 reverse stock split. A 1-for-4 reverse stock split became effective on August 1, 2013.  All applicable share and per share amounts have been retroactively adjusted to reflect the reverse stock splits.

Going Concern

Although the Company had income from operations for the nine months ended September 30, 2013, during the nine months ended September 30, 2012 and the years ended December 31, 2012 and 2011, the Company suffered recurring losses from operations and at September 30, 2013, the Company had a deficiency in working capital that raises substantial doubt about its ability to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company had a net loss attributable to common stockholders of approximately $1.1 million during the nine months ended September 30, 2013 and had a working capital deficit of approximately $7.4 million at September 30, 2013. The Company cannot be certain that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse effect on its operations. The Company expects to raise capital through the sale of equity securities or debt securities, or through borrowings from principals and/or financial institutions, or any combination of the foregoing. The Company's management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that additional financing that is necessary for the Company to continue its business will be available to it on acceptable terms, or at all. While the Company believes that it will ultimately satisfy its obligations, it cannot guarantee that it will be able to do so on favorable terms, or at all. Should the Company default on certain of its obligations and the lender foreclose on the debt, the operations of the Company’s subsidiaries will not be initially impacted. However, following default, the lender could potentially liquidate the holdings of the Company’s operating subsidiaries sometime in the future and the Company’s operations would be significantly impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements through December 31, 2012 include the accounts of Digital, in which the Company owned a 100% interest until September 13, 2012, and a 40% interest through December 31, 2012. The Company accounted for its 40% interest under the equity method of accounting through December 31, 2012.

The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on April 1, 2013 and amended on October 16, 2013.

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

The Company recognizes revenues of contracts based on direct labor hours and fixed-price contracts that do not overlap a calendar month based on services provided. The aggregate amount of unbilled work-in-progress recognized by the Company as revenues was insignificant at September 30, 2013 and December 31, 2012.

Some of the Company’s revenues are derived from construction contracts.  Revenues from those contracts are recognized utilizing the percentage of completion method as described in ASC 605-35, Revenue Recognition . The amount of revenue recognized for each contract is measured by the cost-to-cost method, which compares the percentage of costs incurred to date to the estimated total cost of each contract.  Contract costs include all direct materials and labor and indirect costs related to contract performance, including sub-contractor costs.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.  Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period the revisions are determined.

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

Deferred Loan Costs

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs that was recorded as interest expense in the three and nine months ended September 30, 2013 was $318,119 and $475,803, respectively. There was no amortization of deferred loan costs in each of the three and nine months ended September 30, 2012.

Convertible Notes Receivable

In March 2013 and August 2013, the Company purchased convertible notes in the principal amount of $400,000 from a potential joint venture partner.  The notes mature within ten days of the Company’s contemplated public offering of common stock.  The notes bear no interest unless it is not repaid by the maturity date, in which case the interest rate is 12% on the outstanding principal.  The principal amount of the notes are also convertible into 10% of the common equity of the borrower at the Company’s option.  As of September 30, 2013, $400,000 was outstanding under the convertible notes.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company adopted a formal stock option plan in December 2012 but had not issued any options under the plan as of September 30, 2013. The Company issued options prior to the adoption of this plan, but the amount was not material as of September 30, 2013. Historically, the Company has awarded shares to certain of its employees and consultants, which awards did not contain any performance or service conditions. Compensation expense included in the Company’s statement of operations included the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price of the common stock on the date of issuance. When preferred stock was issued, it was valued on the basis of the Option Pricing Model. Compensation expense is recorded over the life of the service agreement.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding during the period. Diluted income (loss) per share is computed in a manner similar to the basic income (loss) per share, except the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.

The table below provides a reconciliation of shares used in calculating earnings per basic and diluted share:

Three months ended
September 30,
2013
Basic	4,947,737
Effect of dilutive securities:
Series F Preferred Stock	590,909
Series H Preferred Stock	333,045
Series I Preferred Stock	743,802
Warrants	236,955

Dilutive	6,852,448

Weighted average warrants to purchase 361,231 shares of common stock at an exercise price of $500 per share during the three months ended September 30, 2013 were excluded from the computation of diluted earnings per share.  In this period, such warrants exercise price exceeded the market price of the Company’s common stock, thereby causing the effect of such options to be anti-dilutive.

The table below summarizes the number of common stock equivalents for the three months ended September 30, 2012 and for the nine months ended September 30, 2013 and 2012, which were excluded from the computation of net loss per share, as the effect of dilutive securities on loss per share for the respective periods would have been anti-dilutive.

	Three months ended	Nine months ended
	September 30,	September 30,
	2012	2013	2012
Series A Preferred Stock	40,000	-	40,000
Series B Preferred Stock	1,861,361	-	1,861,361
Series C Preferred Stock	1,745,026	-	1,745,026
Series D Preferred Stock	151,595	-	151,595
Series E Preferred Stock	359,686	-	359,686
Series F Preferred Stock	421,748	590,909	421,748
Series H Preferred Stock	-	333,045	-
Series I Preferred Stock	-	743,802	-
Warrants	760,363	236,955	760,363

Total	5,339,779	1,904,711	5,339,779

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company's debt as of September 30, 2013 and December 31, 2012, was estimated at $21.2 million and $16.6 million, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. These instruments would be considered as level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

The Company issued warrants to certain of its lenders in 2012 and 2013.  These warrants were classified as derivative liabilities at the time of issuance.  The details of the changes in derivative liabilities are presented in Note 7, Derivative Instruments.

	December 31, 2012
	Fair Value Measurements at reporting
	Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration	$-	$-	$4,624,367
Long term contingent consideration	$-	$-	$557,933
Warrant derivatives	-	-	33,593

Total liabilities at fair value	$-	$-	$5,215,893

	September 30, 2013
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration	$-	$-	$6,898,289
Warrant derivatives	-	-	620,601

Total liabilities at fair value	$-	$-	$7,518,880

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 are as follows:

Balance June 30, 2013	$8,619,897
Change in fair value of derivatives	(482,857)
Warrant derivatives fair value on date of issuance	35,000
Change in fair value of long term contingent consideration	(557,933)
Change in fair value of contingent consideration	(95,217)

Balance September 30, 2013	$7,518,890

Amount
Balance as of December 31, 2012	$5,215,893
Change in fair value of derivative	412,008
Warrant derivatives fair value on date of issuance	175,000
Fair value of contingent consideration recorded at date of acquisition	2,510,746
Change in fair value of long term contingent consideration	(557,933)
Change in fair value of contingent consideration	(236,824)

Balance September 30, 2013	$7,518,890

The fair value of the contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The change in fair value of the earn-out liability was recorded as a gain on the Company’s consolidated statement of operations for the nine months ended September 30, 2013. At September 30, 2013, the Company did a probability assessment of the contingent consideration to be paid. Based on this assessment, the Company determined that it did not appear likely that certain criteria would be met for the ADEX, TNS, Tropical and RM Engineering acquisitions and, as a result, the Company adjusted the fair value of the contingent consideration.  During the nine months ended September 30, 2012, the Company did not recognize any change in contingent consideration.

The change in the fair value of contingent consideration was recorded as a gain of $653,151 and $794,758 on the consolidated statement of operations for the three and nine months ended September 30, 2013, respectively.

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

Derivative Warrant Liabilities

The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to warrants issued in 2012 and the put and effective price of future equity offerings of equity-linked financial instruments. The Company derived the fair value of warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility, and the Company's dividend yield. The Company does not have sufficient historical data to use its historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. The Company developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within the Company's fair value hierarchy.  For the warrants issued in April 2013 and August 2013, the Company used the binomial method to derive the fair value of the warrants.

In connection with the valuation of the warrants issued in 2012, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placements of preferred stock completed in 2011 through 2012, primarily due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, certain conversion restrictions, and the anti-dilution adjustment features of the warrants. Therefore, the Company used a common stock price implied by a recent preferred financing transaction on an arms-length basis. In the OPM backsolve method, the valuation resulted in a model-derived common stock value ranging from $0.012 to $0.08 per share. In the second quarter of 2013, the Company determined that the use of the trading price of the Company’s common stock was more indicative of the fair value of the common stock and the Company began using the traded price of its common stock to determine fair value. The Company determined the anti-dilution rights of the warrants were immaterial based on the various outcomes derived from the scenarios developed. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require the warrants to be classified as a liability.

As of September 30, 2013, the Company calculated the derivative warrant liabilities for the warrants issued in 2012 to MidMarket using the Black - Scholes option pricing model to determine their fair value. The Company used the trading price of the Company’s common stock on that date, which was $6.05 per share.

The Company used the binomial method to determine the fair value of the warrants issued in April 2013 and August 28, 2013 to ICG.  The Company used the trading price of the Company’s common stock on each of the issuance dates, which was $11.60 and $8.50 per share, respectively. At September 30, 2013, the Company calculated the derivative warrant liability using the trading price of the Company’s common stock on that date which was $6.05 per share.

2. RESTATEMENT

In March 2013, the Company determined that the previously-issued financial statements for fiscal years 2010 to 2012, including annual and quarterly financial statements within such fiscal periods, should no longer be relied upon due to the Company’s failure to properly account for certain items under generally accepted accounting principles in effect during the aforementioned periods. The Company, in conjunction with its independent registered public accounting firm, has evaluated the errors that occurred during the periods. As a result, the Company determined that the financial statements for the interim period ended September 30, 2012, could no longer be relied upon and required restatement. The proper application of the relevant accounting provisions required reclassifications and adjustments to the Company’s previously-issued consolidated balance sheets and consolidated statement of operations and statement of stockholders’ deficit.

1)
The Company performed an assessment of stock-based compensation issued to employees during the periods 2010 to 2012 to determine if the accounting previously applied was within the scope of ACS 718, which was effective as of January 1, 2006. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company concluded that the issuances of stock-based compensation were within the scope of ASC 718, although the provisions of ASC 718 were not properly applied. In January 2010, the Company issued 8,000 shares of common stock to one of its officers with a fair value of $2,400,000 for services rendered for the years 2010 to 2012. The compensation expense of $2,400,000 was previously recognized over the three-year service period of the related employment contract ($800,000 per year during each of 2011 and 2010). The Company determined that because the award did not contain any explicit or implicit performance or service condition, the fair value of the award should have been expensed upon its grant, which was in January 2010. As a result, salaries and wages were overstated by $200,000 and $550,000 for the three and nine months ended September 30, 2012, respectively.

2)
The Company recorded certain consideration provided to lenders as deferred loan costs, which amounted to $53,848 at December 31, 2011. The Company reclassified the carrying value of the unamortized consideration to debt discount at December 31, 2011. The amount of amortization recognized as interest expense in the three and nine months ended September 30, 2012 was 13,462 and $40,386, respectively.

3)
The Company did not properly allocate an amount to intangible assets for the acquisitions of Tropical and RM Engineering, as of December 31, 2011, until it had an independent party prepare a valuation report in 2013. Based on the results of the report, the Company corrected its original allocations and increased additional paid in capital for the value of the stock issued by $69,226, increased acquisition notes payable by $141,607, decreased the impairment of goodwill by $437,000 and increased the carrying value of goodwill and other intangible assets by $509,381. The Company amortized the intangible assets with a useful life of two-to-ten years and recorded amortization expense in the three and nine months ended September 30, 2012 of $39,314 and $70,358, respectively. Based on the results of the report, the Company recorded goodwill and intangible assets of $458,331 for Tropical and $51,050 for RM Engineering. The Company also recorded the contingent consideration to be paid, which was $15,320 for Tropical and $127,385 for RM Engineering.

4)
On February 14, 2011, the Company and UTA Capital LLC ("UTA") entered into a First Loan Extension and Modification Agreement in connection with the Company’s then-existing note payable, which had a balance of $775,000 at December 31, 2010. The agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the Modification Agreement, UTA was granted 2,564 shares of the Company’s common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for the Company’s failure to satisfy a certain covenant in the loan agreement, UTA was granted 1,000 shares of the Company’s common stock, which was recorded as a penalty paid to the lender and recorded as an expense. As of December 31, 2011, these two additional grants of shares had not been physically issued. However, such shares ware reflected on the Company's financial statements as if issued. This amendment was accounted for as an extinguishment and therefore the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $504,648 and debt discount from this amendment of $153,850 were expensed in 2011, and these changes resulted in a reduction in interest expense for the three and nine months ended September 30, 2012 of $37,653 and $252,084, respectively.

5)
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

6)
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

7)
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

8)
On February 14, 2011, the Company and UTA entered into a First Loan Extension and Modification Agreement (the “Modification Agreement”) in connection with the Company’s existing note payable, which had a balance of $775,000 at December 31, 2010.  The Modification Agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the Modification Agreement, UTA was issued 2,564 shares of the Company’s common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for the Company’s failure to satisfy a certain covenant in the loan agreement, UTA was issued 1,000 shares of the Company’s common stock, which shares were recorded as a penalty paid to the lender and recorded as an expense.  As of December 31, 2011, these two additional issuances of shares had not been physically issued.  However, such shares are reflected on the accompanying financial statements as if issued.  This amendment was accounted for as an extinguishment and therefore the unamortized deferred loan costs of $53,848, debt discount from the original agreement of $504,648 and debt discount from this amendment of $153,850 were expensed.

The following are the previously-reported and as adjusted balances on the Company’s consolidated statements of operations for the three-month and nine-month periods ended September 30, 2012, and the corresponding over/understatement on each appropriate financial caption for each error.

	Quarter ended September 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$41,434	$39,314	3	$80,748
Salaries and wages	223,998	152,344	1,7	376,342
Total operating expenses	882,462	191,658		1,074,120
Other income (expenses)
Interest expense	(723,675)	-	2,4,6,8	(723,675)
Change in fair value of derivative	(360,868)	360,738	6	(130)
Gain (loss) from deconsolidation of Digital	(880,393)	1,462,429	5	582,036
Total other income (expense)	(2,017,975)	1,823,167		(194,808)
Net loss	(2,442,410)	1,631,509		(810,901)
Net income attributable to non-controlling interest	16,163	-		16,163
Net Loss attributable to InterCloud Systems, Inc.	(2,426,247)	1,631,509		(794,738)
Less dividends on Series C,D,E,F and H Preferred stock	(52,999)	-		(52,999)
Net Loss attributable to InterCloud Systems, Inc. common stockholders	$(2,479,246)	$1,631,509		$(847,737)

	Nine months ended September 30, 2012
	As Previously
Consolidated Statement of Operations	Reported	Adjustment		As Restated
Operating expenses	(unaudited)	(unaudited)		(unaudited)
Depreciation and amortization	$80,644	$70,358	3	$151,002
Salaries and wages	603,998	(197,656)	1,7	406,342
Total operating expenses	3,653,187	(127,298)		3,525,889
Other income (expenses)
Change in fair value of derivative	(360,738)	360,738	6	-
Gain (loss) from deconsolidation of Digital	(880,393)	1,462,429	5	582,036
Interest expense	(1,264,781)	252,084	2,4,6,8	(1,012,697)
Total other income (expense)	(2,483,931)	2,075,251		(408,680)
Net loss	(3,845,628)	2,169,438		(1,693,079)
Net income attributable to non-controlling interest	33,111			33,111
Net Loss attributable to InterCloud Systems, Inc.	(3,812,517)	2,202,549		(1,604,968)
Less dividends on Series C,D,E,F and H Preferred stock	(105,957)	-		(105,957)
Net Loss attributable to InterCloud Systems, Inc. common stockholders	$(3,918,474)	$2,202,549		$(1,715,925)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
Vehicles	$619,268	$548,159
Computers and office equipment	$443,475	$191,328
Equipment	$428,780	$399,645

Total	$1,491,523	$1,139,132

Less accumulated depreciation	$(921,434)	$(771,508)
	$570,089	$367,624

Depreciation expense for the three months ended September 30, 2013 and 2012 was $42,554 and $41,434, respectively. Depreciation expense for the nine months ended September, 2013 and 2012 was $126,746 and $80,644, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the nine-month period ended September 30, 2013 resulting from the acquisition by the Company of its operating subsidiaries.

The following table summarizes the Company's intangible assets as of September 30, 2013 and December 31, 2012:

Goodwill

	Tropical	RME	ADEX	TNS	AWS	ERFS	Total
Balance December 31, 2012	$174,746	$169,240	$10,474,212	$4,002,654	$-	$5,741,128	$20,561,980

Acquisitions	-	-	-	-	4,057,477	-	4,057,477

Balance, September 30, 2013	$174,746	$169,240	$10,474,212	$4,002,654	$4,057,477	$5,741,128	$24,619,457

The following table summarizes the Company's intangible assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships and lists	10 years	$9,090,049	$(790,482)	$8,299,568	$5,709,049	$(208,623)	$5,500,426
Non-compete agreements	2-3 years	570,638	(128,077)	442,561	199,638	(18,991)	180,647
URL's	Indefinite	10,208	-	10,208	10,208	-	10,208
Tradenames	Indefinite	4,298,562	-	4,298,562	3,414,562	-	3,414,562

Total intangible assets		$13,969,457	$(918,559)	$13,050,899	$9,333,457	$(227,614)	$9,105,843

Amortization expense related to the purchased intangible assets was $275,078 and $39,314 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense related to the purchased intangible assets was $690,944 and 70,358 for the nine months ended September 30, 2013 and 2012, respectively.

Amortization expense for the remainder of the year is expected to be $214,642. Amortization expense for the next five years and thereafter is expected to be as follows:

Year ended	Total
2014	$1,038,566
2015	$1,027,589
2016	$906,519
2017	$856,299
2018 and thereafter	$4,698,514

5. BANK DEBT

Bank debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
One installment note, monthly principal and interest of $533, interest 9.05% , secured by vehicles, maturing July 2016	$18,664	$23,463
Five lines of credit, monthly principal and interest, interest ranging from $0 to $13,166, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2014 and February 2020	485,765	536,464
	504,429	559,927
Less: Current portion of debt	(366,644)	(352,096)
Long-term portion of bank debt	$137,784	$207,831

The interest expense associated with the bank debt during the three months ended September 30, 2013 and 2012 amounted to $8,625 and $29,370, respectively, and for the nine months ended September 30, 2013 and 2012 amounted to $29,233 and $78,966, respectively. There are no covenants associated with the bank debt.

6. TERM LOANS

	September 30,	December 31,
	2013	2012
Term loan, MidMarket Capital, net of debt discount of $153,542 and $182,631, respectively	$14,358,958	14,817,369
Convertible promissory notes, unsecured	-	27,500
Promissory notes, unsecured, matured in October 2012	-	195,000
Promissory note, unsecured, non-interest bearing due July 2011, with 16,000 common shares equity component	-	9,500
Promissory notes, secured, maturing in December 2018	43,494	53,396
PNC revolving credit facility, secured by accounts receivable	307,500	-
Promissory notes, unsecured, maturing in January 2014, net of debt discount of $48,611 and $0, respectively	1,101,389	-
18% convertible promissory note	-	210,000
Acquisition promissory note to former shareholders of RM Engineering and RM Leasing, unsecured, non-interest bearing, imputed interest immaterial, maturing on demand	200,000	200,000
Promissory note, unsecured, 15%, maturing on demand	100,000	-
	$16,111,341	$15,512,765

Less: Current portion of debt	$(5,214,883)	$(3,632,528)

Long term portion of term loans, net of debt discount	$10,896,458	$11,880,237

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

The Term Loans mature on September 17, 2017, provided that if the Company fails to raise by March 14, 2014, at least $20,000,000 in connection with a public offering of voting equity securities of the Company, the Term Loans will mature on June 17, 2014. If no Potential Acquisition was completed within 90 days of September 17, 2012, the Company was required to repay $750,000 of the Term Loans. The Company completed the acquisition of ERFS on December 17, 2012, which satisfied this covenant.

On October 17, 2013, the Company entered into a Fifth Amendment and Consent (the “Fifth Amendment”) to our Loan and Security Agreement, with MidMarket. The Fifth Amendment amends the Loan Agreement to provide that, (i) if prior to March 17, 2014, the Company fails to raise at least $5,000,000 in gross proceeds in an underwritten public offering of our equity securities, the maturity date of the Original Term Loans will be accelerated to June 17, 2014, or (ii) if prior to March 17, 2014 the Company raised at least $5,000,000 but less than $20,000,000 in gross proceeds in an underwritten public offering of the Company equity securities, the maturity date of the Original Term Loans will be accelerated to December 30, 2014.

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

In connection with entering into a revolving credit and security agreement with PNC Bank, National Association, or PNC Bank, as described below, on September 23, 2013, we entered into a third and fourth amendments to the MidMarket Loan Agreement, pursuant to which the agent for the lenders consented to our revolving credit and security agreement with PNC Bank and permitted us to incur indebtedness under such revolving credit and security agreement in an amount up to $1,000,000 without the consent of the agent for the lenders and to make additional borrowings of up to $9,000,000 under such agreement with the prior consent of such agent. The amendments further amended the MidMarket Loan Agreement to, among other things, extend the maturity date of the $2,000,000 term loan we received on November 13, 2012 to December 31, 2013 provided that an installment of $500,000 will be payable under the $2,000,000 term loan on November 13, 2013.

Pursuant to the MidMarket Loan Agreement, the Company issued warrants to the Lenders, which entitle the Lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which the warrants first became exercisable, which was December 6, 2012. The warrants were amended on November 13, 2012 as part of the first amendment to the Loan Agreement discussed below. At that time, the number of shares of common stock issuable upon exercise of the warrants was increased from 10% of the fully-diluted shares to 11.5% of the fully-diluted shares. The warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the warrants, and will expire on September 17, 2014, but are subject to extension until certain financial performance targets are met. The warrants have anti-dilution rights in connection with the exercise price. If the Company issues stock, warrants or options at a price below the $5.00 per share exercise price, the exercise price of the warrants resets to the lower price. Upon completion of the public offering of the Company’s stock on November 5, 2013, the exercise price of the warrants was adjusted to the offering price of $4.00 per share. See Note 13, Subsequent Events. In connection with the Second Amendment to the MidMarket Loan Agreement, as discussed below, the number of shares of common stock issuable upon exercise of the warrants was fixed at 187,386. In accordance with ASC 480, the warrants are classified as liabilities since there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.”  At each reporting date, the Company performs an analysis of the fair value of the warrants using the Black-Scholes pricing model and adjusts the fair value accordingly.

On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $193,944. The amount was recorded as a debt discount and is being amortized over the life of the Term Loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2012 and September 30, 2013, the Company used the Black Scholes pricing method to determine the fair value of the warrants on that date and determined the fair value was $33,593 and $530,600, respectively.  The Company recorded the change in the fair value of the derivative liability as a gain in fair value of derivative liability for the three months ended September 30, 2013 of $437,857 and a loss on change in fair value of derivative liability in the nine months ended September 30, 2013 $497,008.

On November 13, 2012, the Company and the Agent entered into the First Amendment to the MidMarket Loan Agreement, pursuant to which an additional $2,000,000 was loaned to the Company. In addition, an additional $60,000 was added as deferred loan cost, and an additional $191,912 was expensed. This amendment was accounted for as a modification.

As of December 31, 2012, certain events of default had occurred and were continuing under the MidMarket Loan Agreement, including events of default relating to a number of financial covenants under the MidMarket Loan Agreement. On March 22, 2013, the Company and its subsidiaries entered into the Second Amendment to the MidMarket Loan Agreement pursuant to which, among other agreements, all of the existing events of default by the Company were waived and the financial covenants that gave rise to certain of the events of default were amended. The Company was in compliance with the amended covenants as of September 30, 2013.

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

18% Convertible Promissory Note

In July 2012, the Company issued an 18% convertible promissory note in the principal amount of $210,000 that matured in January 2013. The principal and interest on this note were convertible, at the holder’s option, into the Company’s common stock at a rate equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date. During March 2013, the holder expressed that they would be converting into common stock of the Company.  During 2012, the Company recognized interest expense of $11,130 on this note.  During March 2013, the note was converted into 36,584 shares of common stock. Upon conversion, the beneficial conversion feature was recorded as interest expense in the amount of $280,819.  The loss was not materially different than the incremental intrinsic value resulting from the resolution of the contingently adjustable conversion ratios and the corresponding adjustments to the conversion prices.

Promissory Note, Unsecured

On May 26, 2011, the Company issued a promissory note in the principal amount of $50,000. In connection with the issuance of this promissory note, the Company issued to the lender 4,000 shares of the Company’s common stock. This note bore no interest until the occurrence of an event of default, at which time this note was to bear interest at the rate of 18% per annum on the remaining balance. This note was due in June 2011, and was considered in default at December 31, 2012.  This note was repaid in full in May 2013. This note had a principal balance of $0 as of September 30, 2013 and $9,500 as of December 31, 2012.

Acquisition Promissory Note

On December 29, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of RME. In connection with its acquisition agreement of RME, as amended, the Company has issued to the former shareholders non-interest-bearing promissory notes in the aggregate principal amount of $200,000 that are due on demand. As of September 30, 2013 and December 31, 2012, these notes had an aggregate principal balance of $200,000.

15% Promissory Note

In March 2013, the Company issued a promissory note in the amount of $100,000. This note bears interest at the rate of 15% per annum and was due in April 2013. The lender has agreed to extend the due date of this promissory note to be due on demand.

Term Loan Maturing in January 2014

During April 2013, the Company entered into a purchase agreement with ICG USA, LLC (“ICG”) pursuant to which the Company agreed to sell and ICG agreed to purchase, unsecured, convertible promissory notes in the aggregate principal amount of $1,725,000 for an aggregate purchase price of up to $1,500,000, at up to two separate closings ("ICG Purchase Agreement"). Pursuant to such agreement, on April 30, 2013, the Company issued to ICG a promissory note in the principal amount of $862,500 for a purchase price of $750,000, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matures on the tenth trading day following the earlier of (i) the closing by the Company of a public offering of equity securities resulting in gross proceeds of at least $20 million or (ii) any capital raise by the Company of at least $3 million. If the Company does not complete a capital raise within 180 days of the date of funding (October 26, 2013), then the lender may elect to be repaid on this note by either receiving 25% of the Company's future monthly cash flows until such time as the unpaid principal has been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six month period, if ICG makes the election to convert, this note is convertible into common shares at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3 million, and the note is no longer convertible into shares of the Company’s common stock. See Note 13, Subsequent Events.

Pursuant to the ICG Purchase Agreement in August 2013, the Company issued to ICG a promissory note in the principal amount of $287,500 for a purchase price of $250,000, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matures on the thirtieth trading day following the earlier of any capital raise by the Company of at least $3 million. If the Company does not complete a capital raise within 180 days of the date of funding (February 28, 2014), then the lender may elect to be repaid on this note by either receiving 25% of the Company's future monthly cash flows until such time as the unpaid principal has been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six month period, if ICG makes the election to convert, this note is convertible into common shares at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3 million, and the note is no longer convertible into shares of the Company’s common stock. See Note 13, Subsequent Events.

The ICG note was amended on October 30, 2013 to change the date of maturity to January 2014.

Pursuant to the ICG Purchase Agreement in connection with the issuance of the note, ICG was also issued two-year warrants to purchase such number of common shares equal to fifty percent (50%) of the number of shares into which the note may be converted on the date of issuance of the note. The warrants are exercisable at an exercise price equal to the lesser of a) 120% of the price per share at which the Company sells its common stock in a public offering or b) the exercise price of any warrants issued to investors in an offering of the Company’s securities resulting in gross proceeds of at least $3,000,000, provided, however, that if no such offering closes by October 30, 2013, then the exercise price for the warrant will be equal to 120% of the closing price of the Company’s common stock on October 30, 2013. The Company completed an offering of its common stock on November 5, 2013. See Note 13, Subsequent Events. The exercise price of the warrants was fixed at $4.80. The warrants meet the criteria in accordance with ASC 815 to be classified as liabilities as the number of shares to be issued upon conversion of the warrants and the strike price of the warrants is variable. The Company evaluated the warrants issued to the lender to determine the proper accounting treatment. On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140,000. The amount was recorded as a debt discount and is being amortized over the life of the related term loan. On September 30, 2013, the Company used the binomial method to determine the fair value of the warrants on that date and determined the fair value was $65,000. The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability in the three and nine months ended September 30, 2013 of $35,000 and $75,000, respectively.

The Company issued additional warrants to its lender, ICG, in August 2013. On August 28, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $35,000.  The amount was recorded as a debt discount and is being amortized over the life of the related term loan.   On September 30, 2013, the Company used the binomial method to determine the fair value of the warrants on that date and determined the fair value was $25,000.  The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability in the three and nine months ended September 30, 2013 of $10,000 and $10,000, respectively.

PNC Bank Revolving Credit Facility.

On September 23, 2013, we entered into a revolving credit and security agreement dated as of September 20, 2013, or the PNC Credit Agreement, with PNC Bank, as agent and a lender, and each of our subsidiaries, as borrowers or guarantors. The PNC Credit Agreement provides us a revolving credit facility in the principal amount of up to $10,000,000, subject to a borrowing base and the consent of MidMarket Capital Partners LLC (each as further described below), that is secured by substantially all of our assets and the assets of our subsidiaries, including a pledge of the equity interests of our subsidiaries pursuant to a pledge agreement. The maturity date of the revolving credit facility is June 17, 2014, provided that if the MidMarket Loan Agreement is extended to a date on or after September 17, 2017, or the loans under the MidMarket Loan Agreement are refinanced by a qualifying senior credit facility that matures on or after September 17, 2017, the maturity date of the revolving credit facility will be extended to September 17, 2017.

Interest on advances under the revolving credit facility will be payable in arrears on the first day of each month with respect to Domestic Rate Loans (as defined in the PNC Credit Agreement) and at the end of each interest period, with respect to LIBOR Rate Loans (as defined in the PNC Credit Agreement). Interest charges will be computed on the greater of (x) $5,000,000 or (y) the actual principal amount of advances outstanding during the month at a rate per annum equal to, (i) in the case of Domestic Rate Loans, an interest rate per annum equal to the sum of the Alternate Base Rate (as defined in the PNC Credit Agreement) plus 0.50% per annum, or (ii) in the case of LIBOR Rate Loans, the LIBOR rate plus 2.75% per annum.  Prior to each advance, we have the option of making such advance a Domestic Rate Loan or a LIBOR Rate Loan.

The loans are subject to a borrowing base equal to the sum of (a) 88% of our eligible accounts receivable, plus (b) the lesser of (i) 65% of our Eligible Milestone Receivables (as defined in the PNC Credit Agreement) and (ii) $500,000, minus (c) the aggregate maximum undrawn amount of all outstanding letters of credit under the revolving credit facility, and minus (d) $2,500,000 (prior to the release of the availability block).  Initially, the borrowing base is reduced by a $2,500,000 availability block, which may be eliminated on September 30, 2014 if we meet certain financial conditions and are not in default under the revolving credit facility. Additionally, the amount that may be initially advanced under the revolving credit facility is limited to $1,000,000 by the third and fourth amendments to the MidMarket Loan Agreement described above; provided, however, that such third amendment further provides that upon our consummation of this offering and the satisfaction of certain other conditions precedent, the agent for the lenders will consent to the incurrence of borrowings of up to $10,000,000 under the PNC Credit Agreement.

The PNC Credit Agreement contains customary events of default and covenants, including, but not limited to financial covenants requiring a minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation and amortization (EBITDA).

As of September 30, 2013, the amount outstanding under the PNC Loan Agreement was $307,500.

7. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815.

The Company issued warrants to one of its lenders in 2012. The Company also issued warrants associated with the issuance of its Series E Preferred Stock in 2012 and 2013. The warrants were outstanding at September 30, 2013 and December 31, 2012.

The terms of the warrants issued to MidMarket in 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents are fully vested and exercisable or not, and that the initial exercise price of such warrants is $5.00 per share of common stock, subject to adjustment. On March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 187,386 shares.  On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $193,944. The amount was recorded as a debt discount and is being amortized over the life of the Term Loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2012, the Company used the Black - Scholes pricing model to determine the fair value on that date and determined that the fair value was $33,593 and recorded the decrease in implied fair value as a gain on change in derivative liability.  On September 30, 2013, the Company used the Black - Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $530,601.  The Company recorded the increase in fair value of the derivative liability as a loss on change in fair value of derivative liability for the three and nine months ended September 30, 2013 of $437,857 and $497,008.

The fair value of the MidMarket warrant derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2013	2012
Fair value of Company's common stock	$.83 - $36.00	$2.75 - $40.00
Volatility	80 - 112%	56.78 - 112%
Exercise price	$5.00	$$0.95 - $10.00
Estimated life	.96 years	1.75 years
Risk free interest rate (based on 1 year treasury rate)	0.0268 -%	0.0266 - 0.12%

The warrants issued to the holders of Series E Preferred Stock do not meet the criteria to be classified as equity in accordance with ASC 815-40-15-713 and have been classified as derivative liabilities at fair value that will be marked to market because they are not considered indexed to the issuers common stock.  At September 30, 2013 and December 31, 2012, the value of the derivative liability relating to the warrants was minimal and therefore no amount was recorded by the Company.

The Company issued warrants to its lender, ICG, in April 2013. See "Term Loan Maturing in October 2013" in Note 6. On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140,000.  The amount was recorded as a debt discount and is being amortized over the life of the related loan.  The amount of the derivative liability was computed by using the binomial method to determine the value of the warrants issued.  The binomial method evaluated possible scenarios for the price of the Company’s common stock and other factors which would impact the anti-dilution provisions of the warrants. At September 30, 2013 and April 26, 2013, the number of shares of common stock issuable upon exercise of the warrants was 37,177.  On September 30, 2013, the Company used the binomial method to determine the fair value of the warrants on that date and determined the fair value was $65,000.  The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability in the three and nine months ended September 30, 2013 of $35,000 and $75,000, respectively.

The Company issued additional warrants to its lender, ICG, in August 2013. See "Term Loan Maturing in February 2014" in Note 6. On August 28, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $35,000.  The amount was recorded as a debt discount and is being amortized over the life of the related loan.  The amount of the derivative liability was computed by using the binomial method to determine the value of the warrants issued.  The binomial method evaluated possible scenarios for the price of the Company’s common stock and other factors which would impact the anti-dilution provisions of the warrants. At September 30, 2013 and August 28, 2013, the number of shares of common stock issuable upon exercise of the warrants was 12,392 and 12,392.  On September 30, 2013, the Company used the binomial method to determine the fair value of the warrants on that date and determined the fair value was $25,000.  The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability in the three and nine months ended September 30, 2013 of $10,000 and $10,000, respectively.

The following table shows the calculation of the derivative liability of the ICG warrants using the binomial method with the following factors and methodologies:

September 30,
2013
Fair value of Company's common stock	6.05
Volatility	75%
Exercise price	$11.60
Estimated life	1.6 - 1.9 years
Risk free interest rate (based on 1 year treasury rate)	0.30%

A summary of the transactions related to the derivative liability for the nine months ended September 30, 2013 was as follows:

Derivative liability at December 31, 2012	$33,593
Decrease in fair value of derivative liability, recognized as other income	412,008
Fair value of derivative at issuance, recognized as a debt discount	175,000

Derivative liability at September 30, 2013	$620,601

8. INCOME TAXES

Prior to 2012, there were no provisions (or benefits) for income taxes because the Company had sustained cumulative losses since the commencement of operations. In 2012, management determined that it was more likely than not that its net deferred tax assets would be realized in future years and a tax benefit was recognized.

As of September 30, 2013 and December 31, 2012, the Company had net operating loss carry forwards (“NOL’s”) of approximately $5,900,000 and $5,600,000, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of September 30, 2013 and December 31, 2012, the Company had federal tax credit carry forwards of $106,000 and $106,000, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

The Company calculated its expected annual effective tax rate for the year ending December 31, 2013, which was determined to be 104%. The Company applied that effective tax rate to the three and nine months ended September 30, 2013 and recorded an income tax expense and income tax benefit of $12,936 and $256,830, respectively. The effective tax rate differs from the statutory rate primarily as a result permanent differences due to certain non-cash charges.

9. CAPITAL STOCK

Issuance of shares of common stock to employees, directors, and officers

During February 2013, the Company issued 5,000 shares of its common stock to two employees for services rendered. The shares were valued at $11.52 per share for a value of $57,601. The shares were immediately vested.

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

In August 2013, the Company issued 534,819 shares of common stock upon the conversion of 3,350 shares ($3,350,000) of Series E Preferred Stock.

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

Preferred Stock:

On February 7, 2013, the Company converted 2,000,000 shares of Series A Preferred Stock to common shares.

10. REDEEMABLE PREFERRED STOCK

The Company evaluated and concluded that it’s Series B, C, E, F and H Preferred Stock did not meet the criteria in ASC 480-10 and thus were not considered liabilities. The Company evaluated and concluded that the embedded conversion feature in its B, C, E, F and H Preferred Stock did not meet the criteria of ASC 815-10-25-1 and did not need to be bifurcated. In accordance with ASR 268 and ASC 480-10-S99, these equity securities are required to be classified outside of permanent equity because they are redeemable for cash. At December 31, 2012, these instruments were currently redeemable and thus had been adjusted to their maximum redemption amount. The outstanding shares of the Series B and C Preferred Stock were converted into common stock in June 2013.

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

The following represents the activity of the redeemable preferred stock during the nine months ended September 30, 2013:

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

On August 6, 2013, holders converted all outstanding (3,350) shares of Series E Preferred stock into 534,819 shares of common stock.

11. STOCK COMPENSATION

For the three month and nine month periods ended September 30, 2013, the Company incurred $0 and $157,100, respectively, in stock compensation expense compared to $376,342 and $406,342, respectively, in the same periods of 2012 from the issuance of common stock to employees and consultants.

12. RELATED PARTIES

At September 30, 2013 and December 31, 2012, the Company had outstanding the following loans from related parties:

	September 30,	December 31,
	2013	2012

Promissory notes, 30% interest, maturing on demand, unsecured	$1,750,000	$350,000
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1,007, unsecured and personally guaranteed by officer, due November 2016	105,694	105,694
Former owner of ERFS, unsecured, non-interest bearing, due on demand	-	8,700
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	10,398	19,402
	1,866,092	483,796
Less: current portion of notes payable	(1,760,398)	(378,102)
Long term portion of notes payable, related parties	$105,694	$105,694

The interest expense associated with the related-party notes payable in the three months ended September 30, 2013 and 2012 was $79,250 and $83,337, respectively, and for the nine months ended September 30, 2013 and 2012 was $197,640 and $160,969, respectively.

30% Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement (“Master Agreement”) with MMD Genesis, LLC. (“MMD Genesis”). Pursuant to the Master Agreement, the Company received financing in a line of credit in the original principal amount of up to $1,000,000 from MMD Genesis. The loan is evidenced by a two-year promissory note that bears interest at the rate of 2.5% per month. As of September 30, 2013 and December 31, 2012, the balances owed to MMD Genesis were $1,750,000 and $350,000, respectively.

13. SUBSEQUENT EVENTS

Issuance of Debt

During October 2013 the Company borrowed an additional $611,050 under its revolving line of credit with PNC Bank.

Public Offering

Pursuant to the ICG Purchase Agreement, on October 30, 2013, the Company issued to an affiliate of ICG a Note in the aggregate principal amount of $575,000, for a purchase price of $500,000, representing an up-front interest charge of $75,000, as well as a warrant.

On November 5, 2013, the Company completed an offering of its common stock.  The company sold 1,250,000 shares of common stock at a price of $4.00 per share.  In connection with the offering 625,000 warrants to purchase 625,000 shares of common stock were also sold at $0.01 per warrant.  The net proceeds to the Company after underwriting discounts and expenses was $4,550,010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, as previously filed on April 1, 2013, and amended on October 16, 2013, with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the three months ended September 30, 2013

Revenues:

	Three Months Ended September 30,
	2013	2012	Change	%

Total	$16,158,045	$2,950,728	$13,207,317	$448%

Revenues for the three-month period ended September 30, 2013 increased by $13.2 million, or 448%, to $16.2 million, as compared to $3.0 million for the corresponding period of 2012. The increases in revenues resulted primarily from our inclusion of revenues from our acquisitions of ADEX, ERFS and TNS in 2012 and AWS in April 2013. The acquisitions of TNS, ERFS, ADEX and AWS accounted for $14 million, or 87%, of the revenues in the three months ended September 30, 2013, as compared to $1.5 million in the three months ended September 30, 2012. During the three month period ended September 30, 2012, substantially all of our revenue was derived from our specialty contracting services, while for the three month period ended September 30, 2013, 42% of our revenues were derived from specialty contracting services, 51% were derived from our telecommunication staffing services and 7% were derived from our environmental remediation services.

Cost of revenue and gross profit:

Cost of revenue:

	Three Months Ended September 30,
	2013	2012	Change	%

Total	$10,659,188	$1,729,683	$8,929,505	516%

Gross Profit:

	Three Months Ended September 30,
	2013	2012	Change	%

Total	$5,498,857	$1,221,045	$4,277,812	350%
	34%	41%

Cost of revenue for the three-month periods ended September, 2013 and 2012 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue increased by $8.9 million, or 516%, for the three-month period ended September 30, 2013, to $10.7 million, as compared to $1.7 million for the same period in 2012. Costs of revenue as a percentage of sales were 66% for the three-month period ended September 30, 2013, as compared to 59% for the same period in 2012. The increase was primarily due to the acquisitions completed during 2012 and April 2013. For the three-month period ended September 30, 2012, all of our operations were in the specialty contracting services business.

Our gross profit percentage was 34% for the three month period ended September 30, 2013, as compared to 41% for the comparable period in 2012. This was a result of the acquisitions we completed in 2012 and April 2013. The gross margin on our telecommunications staffing services, which was our largest service sector, was 22% for the three-month period ended September 30, 2013, which decreased our overall gross margin. It is expected that as the telecommunications staffing services portion of our revenue increases, our overall gross margin percentage will continue to decline, while the gross margin dollars will increase.

Salaries and wages:

	Three Months Ended September 30,
	2013	2012	Change	%
Salaries and wages	$1,817,452	$1,117,254	$700,198	63%
Percentage of revenues	11%	38%

For the three-month period ended September 30, 2013, salaries and wages increased $.7 million, to $1.8 million as compared to approximately $1.1 million for the same period in 2012. The increase was due to the acquisitions we completed in 2012 and April 2013. Salaries and wages were 11% of revenue in the three-month period ended September 30, 2013, as compared to 38% for the same period in 2012. Salaries and wages as a percentage of revenues declined due to the increase in revenues, which was a result of the acquisitions completed in 2012 and 2013. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three Months Ended September 30,
	2013	2012	Change	%
General and administrative	$1,955,225	$692,175	$1,263,050	182%
Percentage of revenues	12%	23%

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $1.3 million, or 182%, to $2.0 million in the three-month period ended September 30, 2013, as compared to $.7 million in the comparable period of 2012. The increase was primarily the result of increased overhead expenses relating to the acquisitions we completed in 2012 and April of 2013. General and administrative expenses decreased to 12% of revenues in the three-month period ended September 30, 2013, from 23% in the comparable period in 2012. This decrease in percentage was a result of the increased revenue, which did not cause a corresponding percentage increase in general and administrative expenses. We expect that as our revenues increase, our general and administrative expenses will continue to increase, but at a slower rate than revenue, as a result of our ability to use our existing resources to manage additional revenue growth.

Interest Expense:

	Three Months Ended September 30,
	2013	2012	Change	%
Interest expense	$1,021,945	$723,675	$298,270	41%

Interest expense increased by $.3 million to $1.0 million for the three month period ended September 30, 2013. The three-month period ended September 30, 2013 also included $.1 of loan restructuring fees paid to a lender.

Net Income (Loss) Attributable to our Common Stockholders.

Net income attributable to our common stockholders was $1.3 million for three-month period ended September 30, 2013, as compared to net loss attributable to common stockholders of $0.8 million for the three months ended September 30, 2012.

Results of Operations for the nine months ended September 30, 2013

Revenues

	Nine Months Ended September 30,
	2013	2012	Change	%

Total	$42,916,458	$5,874,314	$37,042,144	631%

Revenues for the nine-month period ended September 30, 2013 increased by $37.0 million, or 631%, to $42.9 million, as compared to $5.9 million for the corresponding period of 2012. The increases in revenues resulted primarily from our inclusion of revenues from our acquisitions of ADEX, ERFS and TNS in 2012 and AWS in April 2013. The acquisitions of TNS, ERFS, ADEX and AWS accounted for $38.7 million, or 90%, of the revenues in the nine months ended September 30, 2013, as compared to $1.5 million in the nine months ended September 30, 2012. During the nine month period ended September 30, 2012, substantially all of our revenue was derived from our specialty contracting services, while for the nine month period ended September 30, 2013, 31%, of revenues were derived from specialty contracting services, 62% were derived from our telecommunication staffing services and 7% were derived from our environmental remediation services.

Cost of revenue and gross profit:

Cost of revenue:
	Nine Months Ended September 30,
	2013	2012	Change	%

Total	$29,532,506	$3,582,824	$25,949,682	724%

Gross profit
	Nine Months Ended September 30,
	2013	2012	Change	%

Total	$13,383,952	$2,291,490	$11,092,462	484%
	31%	39%

Cost of revenue for the nine-month periods ended September 30, 2013 and 2012 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue increased by $25.9 million, or 724%, for the nine-month period ended September 30, 2013, to $29.5 million, as compared to $3.6 million for the same period in 2012. Costs of revenue as a percentage of sales were 69% for the nine-month period ended September 30, 2013, as compared to 61% for the same period in 2012. The increase was primarily due to the acquisitions completed during 2012 and April 2013. For the nine-month period ended September 30, 2012, all of our operations were in the specialty contracting services business.

Our gross profit percentage was 31% for the nine month period ended September 30, 2013, as compared to 39% for the comparable period in 2012. This was a result of the acquisitions we completed in 2012 and April 2013. The gross margin on our telecommunications staffing services, which was our largest service sector, was 21% for the nine-month period ended September 30, 2013, which decreased our overall gross margin. It is expected that as the telecommunications staffing services portion of our revenue increases, our overall gross margin percentage will continue to decline, while the gross margin dollars will increase.

Salaries and wages:
	Nine Months Ended September 30,
	2013	2012	Change	%
Salaries and wages	$5,184,551	$1,901,695	$3,282,856	173%
Percentage of revenues	12%	32%

For the nine-month period ended September 30, 2013, salaries and wages increased $3.3 million, to $5.2 million as compared to approximately $1.9 million for the same period in 2012. The increase was due to the acquisitions we completed in 2012 and April 2013. Salaries and wages were 12% of revenue in the nine month period ended September 30, 2013, as compared to 31% for the same period in 2012. Salaries and wages as a percentage of revenues declined due to the increase in revenues, which was a result of the acquisitions completed in 2012 and 2013. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Nine Months Ended September 30,
	2013	2012	Change	%
General and administrative	$4,972,032	$1,473,192	$3,498,840	238%
Percentage of revenues	12%	25%

 General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $3.5 million, or 238%, to $5.0 million in the nine-month period ended September 30, 2013, as compared to $1.5 million in the comparable period of 2012. The increase was primarily the result of increased overhead expenses relating to the acquisitions we completed in 2012 and April of 2013. General and administrative expenses decreased to 12% of revenues in the nine-month period ended September 30, 2013, from 25% in the comparable period in 2012. This decrease in percentage was a result of the increased revenue, which did not cause a corresponding percentage increase in general and administrative expenses. We expect that as our revenues increase, our general and administrative expenses will continue to increase, but at a slower rate than revenue, as a result of our ability to use our existing resources to manage additional revenue growth.

Interest Expense:
	Nine Months Ended September 30,
	2013	2012	Change	%
Interest expense	$3,118,490	$1,012,697	$2,105,793	208%

Interest expense increased by $2.1 million to $3.1 million for the nine month period ended September 30, 2013. The nine-month period ended September 30, 2013 also included $.6 million of loan restructuring fees paid to a lender. Interest in the nine-month period ended September 30, 2013 also included interest of $.1 million on debt converted to equity.

 Net (Loss) Attributable to our Common Stockholders

Net loss attributable to our common stockholders was $1.1 million for nine-month period ended September 30, 2013, as compared to a net loss of $1.7 million for the nine-month period ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we had a working capital deficit of $7.4 million, as compared to a working capital deficit of $3.2 million at December 31, 2012.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

	Nine months ended September 30,
	2013	2012
Net cash provided by (used in) operations	$1,496,125	$(1,532,421)
Net cash used in investing activities	$(333,428)	$(13,482,922)
Net cash provided by financing activities	$1,551,556	$15,173,938

Net cash provided by operating activities for the nine months ended September 30, 2013 was $1,496,125, which reflected increases in accounts receivable and other assets, which increases were offset by increases in accounts payable, accrued expenses and the net loss for the period, as compared to net cash used in operating activities of $1,532,421 for the nine months ended September 30, 2012.

Net cash used in investing activities for the nine months ended September 30, 2013 was $333,428, which consisted of $121,645 cash paid for the purchase of capital equipment, $400,000 for the issuance of a convertible note receivable and cash of $188,217 received in an acquisition, as compared to 2012, which was $13,482,922, and consisted of $63,102 cash paid for the purchase of capital equipment and $13,419,820 cash used for acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1,551,556, which resulted from proceeds from the sale of preferred stock of $775,000, related party borrowings of $1,628,000 and third party borrowings of $1,657,655, which were partially offset by the repayments of notes and loans payable. This is compared to cash provided from financing activities of $15,173,938 for the nine months ended September 30, 2012, which resulted from third-party borrowings and the sale of preferred stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                           Use of Proceeds

On October 30, 2013, our registration statement on Form S-1 (File No. 333-185293) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 1,250,000 shares of our common stock and 625,000 warrants to purchase 625,000 shares of our common stock at an exercise price of $5.00 per share, at a price per share of $4.00 and a price per warrant of $0.01.  Aegis Capital Corp. acted as the sole book-running manager for the offering.  The offering commenced as of October 31, 2013 and did not terminate before all of the securities registered in the registration statement were sold. On November 5, 2013, we closed the sale of such shares and warrants, resulting in net proceeds to us of $4.55 million, after deducting underwriting discounts and expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on November 1, 2013 pursuant to Rule 424(b).

Item 3.  Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5.  Other Information.

None.
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

INTERCLOUD SYSTEMS, INC.

November 14, 2013	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, Principal Financial and Accounting Officer