Form 10-K
period 2013-12-31
INTERCLOUD SYSTEMS, INC.
filed 2014-04-08
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-32034

InterCloud Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0963722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1030 Broad Street
Suite 102
Shrewsbury, NJ 07702
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (973) 630-5460

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Warrant to purchase Common Stock (expiring on November 4, 2018)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,322,231 as of June 30, 2013, based on the $8.60 closing price per share of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 25, 2014 was 10,760,784.

Documents Incorporated by Reference:  None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as  ”anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in “Risk Factors” in Item 1A and some of which are discussed in our other filings with the Securities and Exchange Commission (the "SEC"). These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Unless specifically set forth to the contrary, when used in this report the terms “we”, “us”, “our”, the “Company” and similar terms refer to InterCloud Systems, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Tropical Communications, Inc., Rives-Monteiro Leasing, LLC, T N S, Inc., ADEX Corporation, ADEX Puerto Rico, LLC and ADEXCOMM Corporation, AW Solutions Inc. and AW Solutions Puerto, LLC, Integration Partners – NY Corporation, RentVM, Inc., and our 49%- owned subsidiary, Rives-Monteiro Engineering, LLC.

PART I

ITEM 1.          BUSINESS

Overview

We are a single-source provider of end-to-end information technology (IT) and next-generation network solutions to the telecommunications service provider (carrier) and corporate enterprise markets through cloud platforms and professional services. We offer cloud and managed services, professional consulting and staffing services, and voice, data and optical solutions to assist our customers in meeting their changing technology demands. Our cloud solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing to us rather than the capital expense model that has dominated in recent decades in IT infrastructure management. Our telecommunications staffing group offers a broad range of solutions to enterprise and service provider customers, including application development teams, analytics, project management, program management, unified communications, network management and field support services on a short and long-term basis. Our specialty contracting division offers enterprise and service provider customers engineering, design, installation and maintenance services that support the build-out and operation of some of the most advanced small cell, WiFi and distributed antenna system (DAS) networks. We believe the migration of these complex networks from proprietary hardware-based solutions to software-defined networks (SDN) and cloud-based solutions provides our company a significant opportunity as we are one of only a few industry competitors that can span across both the legacy and next-generation networks that are actively being designed and deployed in the marketplace. We also believe we are in a position to assist our customers by offering competitive cloud and SDN solutions from a single source, while also maintaining our customers’ legacy hardware-based solutions.

 We provide the following categories of offerings to our customers:

●
Cloud and Managed Services.  Our cloud-based service offerings include platform as a service (PaaS), infrastructure as a service (IaaS), database as a service (DbaaS), and software as a service (SaaS). Our cloud services encompass public, private and hybrid cloud offerings within compute, network and storage. In addition, our easy-to-use, intuitive portal assists customers in migrating through an extensive app store and allows customers quickly to add or subtract applications and services. Our experience in system integration and solutions-centric services helps our customers quickly to integrate and adopt cloud-based services. In addition, our managed-services offerings include network management, 24x7x365 monitoring, security monitoring, storage and backup services.

●
Applications and Infrastructure/Specialty Contracting Services.  We provide an array of applications and services throughout North America and internationally, including unified communications, interactive voice response (IVR) and SIP-based call centers.  We also offer structured cabling and other field installations.  In addition, we design, engineer, install and maintain various types of WiFi and wide-area networks, distributed antenna systems (DAS), and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and applications teams support the deployment of new networks and technologies, as well as expand and maintain existing networks.  We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks.

●
Professional Services.  We provide consulting and professional staffing solutions to the service-provider and enterprise market in support of all facets of IT and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services.  We leverage our international recruiting database, which includes more than 70,000 professionals, for the rapid deployment of our professional services.  On a weekly basis, we deploy hundreds of telecommunications professionals in support of our worldwide customers.  Our skilled recruiters assist telecommunications companies, cable broadband MSOs and enterprise clients throughout the project lifecycle of a network deployment and its maintenance.

Our Recent and Pending Acquisitions

We continue to grow and expand our service offerings and geographic reach through strategic acquisitions. Since January 1, 2013, we have completed the following acquisitions:

●
AW Solutions, Inc. In April 2013, we acquired AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, “AW Solutions”), a professional, multi-service line, telecommunications infrastructure company that provides outsourced services to the wireless and wireline industry.  AW Solution’s services include network systems design, architectural and engineering services, program management and other technical services.  The acquisition of AW Solutions broadened our suite of services and added new customers to which we can cross-sell our other services.

●
Integration Partners-NY Corporation.  In January 2014, we acquired Integration Partners-NY Corporation (“IPC”), a full-service voice and data network engineering firm based in New York.  IPC serves both corporate enterprises and telecommunications service providers.  We believe the acquisition of IPC will support the cloud and managed services aspect of our business, as well as improve our systems integration and applications capabilities.

●
RentVM, Inc.   In February 2014, we acquired RentVM, Inc. (“RentVM”), a New Jersey- based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) Cloud environments.  RentVM expands our cloud and managed services capabilities by providing us a SDDC (Software Defined Data Center) platform to offer enterprise-grade cloud computing solutions.

We have also entered into definitive agreements for the following acquisitions:

●
Telco Professional Services Division.  In November 2012, we executed a definitive agreement to acquire the Telco Professional Services and Handset Testing business division (“Telco”) of Tekmark Global Solutions, LLC, a New Jersey limited liability company.  We plan to integrate this professional service and telecommunications staffing business with our ADEX subsidiary in order to expand our project staffing business and our access to skilled labor.

●
VaultLogix, LLC. In March 2014, we executed a definitive agreement to acquire VaultLogix, LLC and certain related entitles (“VaultLogix”), a leading provider of cloud backup services to nearly 10,000 businesses around the world.  VaultLogix safeguards a wide range of enterprise-class operating systems and applications through its unique combination of encryption, block-level data duplication and compression.  In addition, through its partner program, VaultLogix offers software branding, a robust partner portal and dedicated account management. We believe the acquisition of VaultLogix will broaden our suite of cloud service offerings by adding VaultLogix’s cloud backup services to our wide range of cloud services, including IaaS, virtual desktop, hosted exchange, disaster recovery in the cloud and file sharing, and will add new customers and resellers to which we can cross-sell our other services.

We intend to consummate the acquisition of VaultLogix during the second quarter of 2014, subject to our ability to finance all or a substantial portion of the purchase prices of such acquisitions through the sale of additional debt or equity securities.  There can be no assurance, however, that we will be able to obtain additional financing on terms that are acceptable to us, if at all. Our acquisition of Telco also is dependent on our ability to obtain satisfactory financing for such acquisition, and there can be no assurance that such financing will be available to us.

The following is a summary of the material terms of the purchase agreements for our pending acquisitions.

VaultLogix.  On March 19, 2014, we entered into an Interest Purchase Agreement (the “VaultLogix Agreement”) with VaultLogix and the holders of all of the outstanding membership interests in VaultLogix, as sellers, to acquire from the sellers all of the outstanding membership interests of VaultLogix and certain related entities for an aggregate purchase price of approximately $44 million.  On the closing of the acquisition, the purchase price will be paid to the sellers as follows:  (i) $17 million in cash, (ii) $11.5 million in shares of our common stock at a price of $16.50 per share and (iii) $15.5 million in our unsecured convertible promissory notes. The VaultLogix Agreement provides that if the closing price of our common stock 180 days after the closing date is less than $14.85 per share, then we will issue to the sellers additional shares of our common stock as downside protection; provided, however, we will not be required to issue additional shares at a value less than $12.50 per share.

The promissory notes we issue at closing will bear interest at the rate of 8% per annum, and all principal and interest accrued under such notes will be payable on the third anniversary of the closing date.  Such promissory notes will be convertible into shares of our common stock at a conversion price equal to 102% of the closing price of our common stock on the trading day immediately prior to the closing date.  A portion of the principal amount of such notes equal 20% of the principal amount on the closing date will not be convertible until the 15-month anniversary of the closing date.  On a date when (i) the shares of our common stock that are issuable upon conversion of such notes are freely tradable without restriction or volume limitations under Rule 144 under the Securities Act of 1933, and (ii) the average closing price of our common stock is 105% or higher of the conversion price of such notes, we will have the right to force the conversion of such notes into shares of our common stock at the then-applicable conversion price. In addition, if on or after the maturity date of such notes, (i) we are restricted or otherwise unable to pay in cash all outstanding amounts due under such notes, (ii) such notes have not otherwise been paid in full within ten business days following the maturity date, or (iii) we are not at such time entitled force the conversion of such notes into our common stock, then, in the event that both (i) and (iii) above apply, we, and in the event that both (ii) and (iii) above apply, the holders of such notes, will have the right to convert all outstanding amounts owing under such notes into shares of our common stock at a conversion price equal to the average closing price of our common stock on the three trading days immediately preceding the date of such conversion.

The VaultLogix Agreement contains customary representations, warranties, covenants and indemnification provisions. The closing remains subject to closing conditions, including the accuracy of representations and warranties of the parties in the VaultLogix Agreement and our ability to raise sufficient cash proceeds to consummate the acquisition.  The VaultLogix Agreement may be terminated at any time prior to closing (i) by mutual consent of the parties, (ii) by either party if the closing has not occurred by April 30, 2014, (iii) by either party if the other party has breached any of its representations, warranties or covenants or (iv) by either party if a court or governmental authority has issued a final order or ruling prohibiting the transaction.  Notwithstanding the foregoing, we will have the right to extend the  April 30, 2014 termination date to May 31, 2014 by paying the sellers a nonrefundable deposit of $500,000, which will be applied to the cash portion of the purchase price.  If on May 31, 2014, after such an extension of the termination date, we are unable to consummate the closing of the acquisition because we are unable to satisfy our conditions to closing, and the sellers have otherwise satisfied or are able to satisfy their conditions to closing, we will be required to pay the sellers a break-up fee in the amount of $500,000.

Mr. Mark Munro, our chairman and chief executive officer, was a member of the board of VaultLogix from March 2004 until February 2008, and was one of VaultLogix’s largest investors until that company was sold in February 2008.  All outstanding debt or equity obligations owed by VaultLogix to Mr. Munro were paid in December 2009.  Since December 2009, Mr. Munro has had no financial or other pecuniary interest in VaultLogix.

Mr. Daniel Sullivan, our chief financial officer, previously served as the chief financial officer of VaultLogix from January 2003 to July 2010.  Mr. Sullivan also currently serves as a director of Tier 1 Solutions, Inc. and is a minority shareholder of that company.  Tier 1 Solutions, Inc. owns 1% of the membership interests of VaultLogix.

Telco.  On November 19, 2012, we entered into an Asset Purchase Agreement (the “Tekmark Agreement”) to acquire all the property, assets and business of Telco from Tekmark Global Solutions, LLC.  Under the terms of the Tekmark Agreement, at the closing of the acquisition, we will pay the seller an aggregate amount in cash equal to the difference between (i) the product of 5.0 multiplied by the Estimated Closing EBITDA (as defined) of Telco for the 12-month period ending on the last day of the month prior to the closing date (the “Estimated Closing TTM EBITDA”), less (ii) $2,600,000.  In addition, we will issue to the seller a number of shares of common stock equal to the product of (i) the Estimated Closing TTM EBITDA, and (ii) the price of the common stock sold in this offering, rounded to the nearest whole share. We will also pay the seller additional cash compensation in an amount equal to the EBITDA (as defined) of Telco for the 12-month period beginning on the first day of the first calendar month commencing after the closing date (the “Initial Earnout Period”).

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

The Tekmark Agreement contains customary representations, warranties, covenants and indemnification provisions. The closing of the acquisition remains subject to closing conditions, including the accuracy of representations and warranties of the parties in the Tekmark Agreement and consummation of an equity or debt financing to secure sufficient funding for the transaction. Due to the passage of time since the Tekmark Agreement was signed, either we or Tekmark may terminate the Tekmark Agreement at any time prior to closing.

Our Industry

Advances in technology architectures have supported the rise of cloud computing, which enables the delivery of a wide variety of cloud-based services, such as platform as a service (PaaS), infrastructure as a service (IaaS), database as a service (DbaaS), and software as a service (SaaS). Today, mission-critical applications can be delivered reliably, securely and cost-effectively to our customers over the internet without the need to purchase supporting hardware, software or ongoing maintenance. The lower total cost of ownership, better functionality and flexibility of cloud applications represent a compelling alternative to traditional on-premise solutions. As a result, enterprises are increasingly adopting cloud services to rapidly deploy and integrate applications without building out their own expensive infrastructure and to minimize the growth of their own IT departments and create business agility by taking advantage of accelerated time-to-market dynamics.  Gartner, Inc. (Gartner) expects total cloud spending to increase from $132 billion worldwide in 2013 to $244 billion in 2017.

According to the U.S. National Institute of Standards and Technology (NIST), cloud computing is on-demand network access to a shared pool of configurable computing resources (e.g., networks, servers, storage, applications and services) that can be rapidly provisioned and released with minimal management and effort and service provider interaction.  NIST has identified five essential characteristics of cloud computing:

•	on-demand service;
•	broad network access;
•	resource pooling;
•	rapid elasticity; and
•	measured service.

Cloud computing can generally be offered across the following four different deployment or service models:

•	Platform as a Service (PaaS) – allows users to develop their own web-based applications or to customize existing applications using one or more programming languages and development tools.

•	Infrastructure as a Service (IaaS) – allows customers to access the equipment and hardware needed to perform computing operations, including storage, processing and networking components.

•
Database as a Service (DbaaS) – consists of a service that is managed by a cloud operator (public or private) that supports applications, without the application team assuming responsibility for traditional database administration functions.  With a DBaaS, the application developers need not be database experts, nor should they have to hire a database administrator to maintain the database.

•
Software as a Service (SaaS) – consists of firms offering the capability to use software applications that are housed off of the user’s premises.  This software is differentiated from the traditional software programs that are resident on and used in stand-alone computing environments.

Generally, there are three deployment models through which cloud services are provided:

•	Private Clouds – exclusive to a single user.

•	Public or Community Clouds – available to the general public or shared by large, diverse groups of customers.

•	Hybrid Clouds – combined public and private elements in the same data center.

Cloud services enable the transition from Infrastructure 1.0 (mainframe computing to client-server computing) to Infrastructure 2.0.  Current trends, such as cloud computing, software defined networks (meta orchestration), big data analytics, mobile, and social networks, are increasingly defining IT infrastructure needs and spending.  Converged infrastructures, policy-based automation and other innovative technologies are providing the solutions enterprises will need to manage the exponential increase in the number of devices and data.  The increasing demand for cloud services is fueling the growth of our managed services offerings, which are specifically designed to accelerate the adoption of cloud services by our two primary customer segments: enterprise and service providers.

The increased movement by enterprise businesses of their information technology services, applications and infrastructure to a cloud-based architecture will cause market revenue in this segment to surge by a factor of three from 2011 to 2017, according to a recent January 2014  IHS Technology  report entitled “Cloud & Big Data Report - A Paradigm Shift in the ICT Industry 2013.”  According to that same report, global business spending for infrastructure and services related to the cloud will reach an estimated $174.2 billion this year, up 20% from $145.2 billion in 2013.  In a sign of the market’s strength, strong spending growth will continue during the next few years as enterprises race to come up with their own cloud-storage solutions.  By 2017, enterprise spending on the cloud will amount to a projected $235.1 billion.

The Cisco® Internet Business Solutions Group (IBSG) believes that there is a significant opportunity for service providers as well. Cisco projects a more than $60 billion direct mobile cloud service opportunity worldwide by 2016, with an additional cloud pull-through market of $335 billion.

Cloud spending is expected to rise across United States federal agencies as well.   A new report by IDC Government Insights (September 2013) projects a rise in cloud government spending after fiscal year 2014.  According to such report, Infrastructure as a service (Iaas) and private cloud in particular will lead government investment.  Federal private cloud services spending is expected to reach $1.7 billion in fiscal year 2014, reaching $7.7 billion by 2017.

Increased functionality and proliferation of data through the usage of smart phones, tablets and other mobile devices has resulted in the significant adoption of such devices within corporate enterprises. According to International Data Corporation (IDC), there were 1.4 billion mobile internet users worldwide in 2013, and there will be 2.3 billion in 2017.  According to Forrester Research, Inc. (2013 Mobility Workforce Adoption Trends) the number of  “anytime, anywhere information workers”- those who use three or more devices, work from multiple locations, and use many apps - has risen from 23% of the global workforce in 2011 to 29% in 2012.  According to Gartner, the number of tablets sold has grown at a compound annual growth rate of 97% between 2010 and 2014 worldwide, and is expected to surpass personal computers by annual number of units sold in 2016.

The rapid increase in data traffic, useage of wireless networks and evolution of services and technology are also driving telecommunications providers to undertake a number of initiatives to increase coverage, capacity and performance of their existing networks, including adding and upgrading cell sites nationwide.

To remain competitive and meet the rapidly-growing demand for state-of-the-art mobile data services, telecommunications and cable companies rely on outsourcing to provide a wide range of network and infrastructure services, as well as project staffing services, to help build out and maintain their networks.  OEMs supplying equipment to those telecommunications and cable service providers also frequently rely on outsourced solutions for project management and network deployment.  Demand for these “professional services”, whether utilizing a cloud platform or more traditional network solutions, is expected to continue to grow.  According to the Telecommunications Industry Association 2012 ICT Market Review, the wireless telecommunications and network infrastructure outsourcing market has grown 9.5% per year since 2004 and is expected to continue to grow at a 5.9% rate through 2014, becoming a $21.6 billion market in 2014.

Our Competitive Strengths

We are a single-source provider of end-to-end IT and next-generation network solutions to the telecommunications service provider (carrier) and corporate enterprise markets through cloud platforms and professional services. We believe our market advantages center around our cloud-based applications and services portfolio and positioning.  As a true infrastructure 2.0 provider, we add value by enabling applications and services while helping to contain costs.  Customers now demand a partner that can provide end-to-end IT solutions, that offers a solution that allows the customer to move IT expenditures from capital costs to operating costs, and that offers the customer greater elasticity and the ability to rapidly deploy enterprise applications.  We believe our strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in our target markets:

●	Single-Source Provider of Cloud and Managed Services Applications and Infrastructure to Enterprise and Service Providers.

o
Customizable Cloud Integration Services: We offer a wide spectrum of flexible and customizable cloud solutions for our customers.  We differentiate our services by our ability to plan and customize a wide variety of cloud solutions for each customer.

o
Totally Secure Private and Hybrid Cloud Architectures: While many cloud companies only offer public cloud services, leaving great risks of security challenges within a network, our ability to customize private and hybrid cloud architecture, with multiple levels of security, mitigates these risks.

o
Licensed and Open Source SaaS Portfolio: Our software as a service (SaaS) business utilizes the top licensed software in the marketplace, including offerings from Microsoft, Hewlett Packard and Citrix.  In addition, we utilize open source platforms that our skilled applications team can customize to fit our customers’ requirements.

●	Established Customer Relationships

o
Vertical Market Compliance:  Our customer list includes relationships in many vertical markets, such as healthcare, finance and retail, which are specifically sensitive to industry compliance.  Proficiency with standards such as HIPAA, PCI and Ssae16 are essential.  In addition, our applications specialists support customer requirements for unified communication competencies, call center, interactive voice response (IVR) and video applications.

o
Service Provider Relationships:  We have established relationships with many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others.  Our current customers include Ericsson Inc., Verizon Communications Inc., Alcatel-Lucent USA Inc., Century Link, Inc., AT&T Inc. and Hotwire Communications.

o
Long-Term Master Service Agreements:  We have over 30 master service agreements with service providers and OEMs.  Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally.  We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships and a proven ability to execute.

●	Global Professional Services

o	Engineering talents: Our geographical reach and vast engineering talents enable our customers to take advantage of our end-to-end solutions and one-stop shopping.

o
Proven Ability to Recruit, Manage and Retain High-Quality Personnel:  Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry in which a shortage of skilled labor is often a key limitation for our customers and competitors alike.  We own and operate an actively-maintained database of more than 70,000 telecom and IT personnel.  We also employ highly-skilled recruiters and utilize an electronic hiring process that we believe expedites deployment of personnel and reduces costs.   We believe this access to a skilled labor pool gives us a competitive edge over our competitors as we continue to expand.

●
Strong Senior Management Team with Proven Ability to Execute.  Our highly-experienced management team has deep industry knowledge and brings an average of over 25 years of individual experience across a broad range of disciplines.  We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

Our Growth Strategy

Under the leadership of our senior management team, we intend to build our sales, marketing and operations groups to support our rapid growth while focusing on increasing operating margins.  While organic growth will be a main focus in driving our business forward, acquisitions will play a strategic role in augmenting existing product and service lines and cross-selling opportunities.  We are pursuing several strategies, including:

●
Expand Our Cloud-Based Service Offerings.  The IT and telecommunications industries have been undergoing a massive shift in recent years from proprietary hardware solutions to software-defined networking (SDN) and cloud-based solutions. This shift is being driven by many converging issues, including the ‘consumerization’ of IT, BYOD (bring your own device), meta orchestration of complex networks, video growth and the acceptance of open source network architecture.  We are building a company that can manage the existing network infrastructures of the largest domestic and international corporations and service providers while also delivering a broad range of enterprise-grade cloud solutions. We believe the ability to provide such services is a critical differentiator as we already have relationships with many potential customers by offering services through our two operating divisions -- specialty contracting services and professional telecommunications staffing solutions. Each of our two operationg divisions intends to continue to expand by offering additional cloud services, such as cloud management of WiFi and DAS networks, on a virtualized wireless controller running on our cloud rather than installed throughout a corporate network, allowing better controls and cost savings for clients. We expect to expand the services of our professional staffing division into services to support the roll-out of SDN and cloud solutions teams to both the service provider and enterprise markets.  The growth in these deployments is expected to create a new market for professional services as customers in those markets typically do not have next-generation network professionals on staff.  We expect this new services offering to be a significant growth opportunity through both of those multi-billion-dollar global markets. Industry experts project that cloud-based IT and telecom solutions will outpace traditional hardware sales by 2016, which supports our strategy and growth plans.

●
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

●
Aggressively Expand Our Organic Growth Initiatives.  Our customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and enterprise customers.  As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients by marketing additional cloud and SDN service offerings to them, as well as by extending services to existing customers in new geographies.

●
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

●
Increase Operating Margins by Leveraging Operating Efficiencies.  We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and improve operating margins.

Our Services

We provide cloud- and managed-service-based platforms, professional services, applications and infrastructure to both the telecommunications industry and corporate enterprises.  Our cloud-based and managed services and our engineering, design, construction, installation, maintenance and project staffing services support the build-out, maintenance, upgrade and operation of some of the most advanced fiber optic, Ethernet, copper, wireless and satellite networks.  Our breadth of services enables our customers to selectively augment existing services or to outsource entire projects or operational functions. We divide our service offerings into the following categories of services:

●
Cloud and Managed Services.  We provide integrated cloud-based solutions that allow organizations around the globe to migrate and integrate their applications into a public, private or hybrid cloud environment.  We combine engineering expertise with white glove service and support to maintain and support these complex global networks.  We provide traditional hardware solutions and applications, cloud-based solutions and professional staffing services, which work as a seamless extension of a telecommunications service provider or enterprise end user.

●
Applications and Infrastructure. We provide an array of applications and services, including unified communications, voice recognition and call centers, as well as structured cabling, field installations and other IT and telecom infrastructure solutions. Our design, engineering, installation and maintenance of various types of local and wide-area networks, DAS systems, and other broadband installation and maintenance services augment ILECs, telecommunications OEMs, cable broadband MSOs and large end-users. Our services and applications support the deployment of new networks and technologies, as well as expand and maintain existing networks. We also sell hardware and applications for the leading OEMs that support voice, data and optical networks.

●
Applications.  We apply our expertise in networking, converged communications, security, data center solutions and other technologies utilizing our skills in consulting, integration and managed services to create customized solutions for our enterprise customers.  We provide applications for managed data, converged services (single and multiple site), voice recognition, session initiation protocol (SIP trunking-Voice Over IP, streaming media and unified communication (UC)) collocation services and others. These applications can be serviced at our customers' premises or in our cloud solutions.

●
Wireless and Wireline Installation, Commission and Integration.  Our telecommunications staffing group offers a full-range of solutions to OEMs, wireless carriers and enterprise customers throughout the United States, including wiring and field installation of various types of local, small cell and  WiFi networks and DAS systems and outside plant work as it relates to those projects.  Our technicians construct, install, maintain and integrate wireless communications and data networks for some of the largest cellular broadband and digital providers in the United States.  Our projects include services to Verizon Communications and Ericsson in connection with their 4G/LTE network deployments throughout the United States.

●
Turn-Key Communications Services. Our specialty contracting services group addresses the growing demand for broadband-based unified communications and structured cabling for WiFi and DAS projects. Our services include switch conditioning, switch re-grooming, cable splicing and grounding audits. Our premise wiring services include design, engineering, installation, integration, maintenance and repair of telecommunications networks for voice, video and data inside various corporate enterprises, as well as state and local government properties. We provide outside plant telecommunications services primarily under hourly and per-unit-basis contracts to local telephone companies. We also provide these services to U.S. corporations, long distance telephone companies, electric utility companies, local municipalities and cable broadband MSOs.

●
Disaster Recovery.  Our disaster recovery services provide emergency network restoration services to leading telecommunications carriers throughout the United States, including projects for Hurricane Sandy relief, Hurricane Katrina relief, Alabama Tornado relief and Southern California flood assistance.  Customers include AT&T, Verizon Wireless and Century Link/Quest.

●
Professional Services.  As a result of our acquisition of ADEX, we have a proprietary international recruiting database of more than 70,000 telecom and IT professionals, the majority of which are well-qualified engineering professionals and experienced project managers.  We believe our skilled recruiters, combined with an entirely electronic staffing process, reduce our overall expenses for any project because of our efficient recruiting and deployment techniques.  On a weekly basis, we deploy hundreds of telecommunications professionals in support of network infrastructure deployments worldwide.

Customers

Our customers include many Fortune 1000 enterprises, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, Sprint Nextel Corporation and AT&T.

Our top four customers, Ericsson, Inc., Crown Castle, NX Utilities and Uline, accounted for approximately 57% of our total revenues in the year ended December 31, 2013. Our top four customers, Nexlink, Ericsson, Inc., Verizon Communications and Ericsson Caribbean, accounted for approximately 59% of our total revenues in the year ended December 31, 2012.  Ericsson, Inc. and its affiliates, as an OEM provider for seven different carrier projects, accounted for approximately 41% and 33% of our total revenues in the years ended December 31, 2013 and 2012.

A substantial portion of our revenue is derived from work performed under multi-year master service agreements and multi-year service contracts.  We have entered into master service agreements (“MSAs”) with numerous service providers and OEMs, and generally have multiple agreements with each of our customers.  MSAs are awarded primarily through a competitive bidding process based on the depth of our service offerings, experience and capacity. MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks, but do not require our customers to purchase a minimum amount of services.  To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers.  Most of our MSAs may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether we are then in default.  In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any prior notice.  Our cloud-managed service offerings have multi-year agreements and provide the customers with service level commitments. This is one of the fastest growing portions of our business.

Suppliers and Vendors

We have supply agreements with major technology vendors, such as Ericsson, Avaya, Aruba, Juniper, F5, Microsoft, Ciena, Citrix and Cisco Systems. However, for a majority of the professional services we perform, our customers supply the necessary materials.  We expect to continue to further develop our relationships with our technology vendors and to broaden our scope of work with each of our partners.  In many cases, our relationships with our partners have extended for over a decade, which we attribute to our commitment to excellence.  It is our objective to selectively expand our partnerships moving forward in order to expand our service offerings.

Competition

We provide cloud and managed services, professional services, and infrastructure and applications to the enterprise and service provider markets globally. Our markets are highly fragmented and the business is characterized by a large number of participants, including several large companies, as well as a significant number of small, privately-held, local competitors.

Our current and potential larger competitors include Amazon.com, Inc., Arrow Electronics, Inc., Black Box Corporation, CenturyLink Technology Solutions (formerly Savvis), Dimension Data, Dycom Industries, Inc., Goodman Networks, Inc., Hewlett Packard Company, Rackspace Hosting, Inc., SoftLayer Technologies, Inc., Tech Mahindra Limited, TeleTech Holdings, Inc. and Volt Information Sciences, Inc.  A significant portion of our services revenue is currently derived from MSAs and price is often an important factor in awarding such agreements.  Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business.  Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.  The principal competitive factors for our professional services include geographic presence, breadth of service offerings, technical skills, licensing price, quality of service and industry reputation.  We believe we compete favorably with our competitors on the basis of these factors.

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

Employees

As of December 31, 2013, we had 346 full-time employees and eight part-time employees, of whom 47 were in administration and corporate management, seven were accounting personnel and 300 were technical and project managerial personnel.

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

We intend to continue pursuing growth through the acquisition of companies or assets to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger contracts.  However, we may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all.  Moreover, any completed acquisition may not result in the intended benefits.  For example, while the historical financial and operating performance of an acquisition target are among the criteria we evaluate in determining which acquisition targets we will pursue, there can be no assurance that any business or assets we acquire will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results.  Any such failure could adversely affect our business, financial condition or results of operations.  In addition, any completed acquisition may not result in the intended benefits for other reasons and our acquisitions will involve a number of other risks, including:

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

We recently acquired a number of companies, including AW Solutions in April 2013, IPC in January 2014 and RentVM in February 2014, and have entered into a definitive agreements for the acquisition of Telco and VaultLogix. The operation and management of recent acquisitions, or any of our future acquisitions, may adversely affect our existing income and operations or we may not be able to effectively manage any growth resulting from these transactions.  Before we acquired them, these companies operated independently of one another.  Until we establish centralized financial, management information and other administrative systems, we will rely on the separate systems of these companies, including their financial reporting systems.

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

During each of the years ended December 31, 2013 and 2012, we derived approximately 65% and 60%, respectively, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services.  The majority of these contracts may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether or not we are in default.  In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

A significant portion of our revenues from our engineering and professional services offerings are derived from fixed unit price contracts that require us to perform the contract for a fixed unit price irrespective of our actual costs.  We bid for these contracts based on our estimates of overall costs, but cost overruns may cause us to incur losses.  The costs incurred and any net profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

●	onsite conditions that differ from those assumed in the original bid;

●	delays in project starts or completion;

●	fluctuations in the cost of materials to perform under a contract;

●	contract modifications creating unanticipated costs not covered by change orders;

●	availability and skill level of workers in the geographic location of a project;

●	our suppliers’ or subcontractors’ failure to perform due to various reasons, including bankruptcy;

●	fraud or theft committed by our employees;

●	citations or fines issued by any governmental authority;

●	difficulties in obtaining required governmental permits or approvals or performance bonds;

●	changes in applicable laws and regulations; and

●	claims or demands from third parties alleging damages arising from our work or from the project of which our work is a part.

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Ericsson Inc. and its affiliates accounted for approximately 41% of our total revenues in the year ended December 31, 2013 and 33% of our total revenues in the year ended December 31, 2012. Our top four customers, Ericsson, Inc., Crown Castle, NX Utilities and Uline, accounted for approximately 57% of our total revenues in the year ended December 31, 2013. Our top four customers, Ericsson, Inc., Nexlink, Verizon Communications and Ericsson Caribbean accounted for approximately 59% of our total revenues in the year ended December 31, 2012. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

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

Our failure to adequately expand our direct sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

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

From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits that are brought or threatened against us in the ordinary course of business.  These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, violations of the Fair Labor Standards Act and state wage and hour laws, employment discrimination, breach of contract, property damage, punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief.  Any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us.  Claimants may seek large damage awards and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.  Any failure to properly estimate or manage cost, or delay in the completion of projects, could subject us to penalties.

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

We rely on third-party subcontractors to perform some of the work on our contracts.  We also rely on third-party suppliers to provide materials needed to perform our obligations under those contracts.  We generally do not bid on contracts unless we have the necessary subcontractors and suppliers committed for the anticipated scope of the contract and at prices that we have included in our bid.  Therefore, to the extent that we cannot engage subcontractors or suppliers, our ability to bid for contracts may be impaired.  In addition, if a subcontractor or third-party supplier is unable to deliver its goods or services according to the negotiated terms for any reason, we may suffer delays and be required to purchase the services from another source at a higher price.  We sometimes pay our subcontractors and suppliers before our customers pay us for the related services.  If customers fail to pay us and we choose, or are required, to pay our subcontractors for work performed or pay our suppliers for goods received, we could suffer an adverse effect on our business, financial condition, results of operations and prospects.

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

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including the maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Health and Safety and Health Administration and various recordkeeping, disclosure and procedural requirements.  While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, serious accidents or violations of OSHA rules may subject us to substantial penalties, civil litigation or criminal prosecution, which could adversely affect our business, financial condition, results of operations and prospects.

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

The contracts on which we bid are generally awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes based on other factors, such as shorter contract schedules or prior experience with the customer.  Within our markets, we compete with many national, regional, local and international service providers, including Arrow Electronics, Inc., Black Box Corporation, Dimension Data, plc, Dycom Industries, Inc., Goodman Networks, Inc., MasTec, Inc., TeleTech Holdings, Inc., Tech Mahindra, Ltd., Unisys Corporation, Unitek Global Services, Inc. and Volt Information Sciences, Inc.  Price is often the principal factor in determining which service provider is selected by our customers, especially on smaller, less complex projects.  As a result, any organization with adequate financial resources and access to technical expertise may become a competitor.  Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements.  Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.  We also face competition from the in-house service organizations of our customers whose personnel perform some of the services that we provide.

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

Further, many of our telecommunications customers are regulated by the Federal Communications Commission, or the FCC, and other international regulators.  The FCC and other regulators may interpret the application of their regulations in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations, either of which could reduce demand for our services and adversely affect our business and results of operations.

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

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock.  We incurred losses from operations of $6.3 million and $2.8 million in the years ended December 31, 2013 and 2012, respectively.  We incurred a net loss attributable to common stockholders of $25.4 million and $2.1 million in the years ended December 31, 2013 and 2012, respectively.  We may continue to incur operating losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section.  If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the year ended December 31, 2013, our management team identified material weaknesses relating to(i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions we enter into. We have taken steps, and plan to continue to take additional steps, to remediate these material weaknesses for the year ending December 31, 2014 to improve our financial reporting systems and implement new policies, procedures and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

A  lawsuit filed against us in March 2014,  if decided in plaintiffs’ favor, may result in the payment of cash damages that could adversely affect our financial position and liquidity.

In March 2014, a purported class action suit was filed  in the United States District Court for the District of New Jersey against our company, our Chairman of the Board and Chief Executive Officer, Mark Munro, and certain other defendants alleging violations by the defendants (other than Mr. Munro) of Section 10(b) of the Exchange Act and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of our common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleges that Mr. Munro and our company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.  As of the date of this filing, we have not submitted our response to the complaint. We deny the allegations in the complaint and are proceeding to vigorously defend the suit. However, as the outcome of litigation is inherently uncertain, it is possible that the plaintiffs will prevail no matter how vigorously we defend ourselves, which could result in significant compensatory damages on the part of our company and Mr. Munro.  Any such adverse decision in such litigation could have a material adverse affect on our financial position and liquidity and on our business and results of operations.  In addition, regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2013, we had total indebtedness of approximately $38.3 million, consisting of $0.4 million of bank debt, $15.6 million of secured notes payable, $11.6 million of convertible debentures payable, $4.1 million of related-party indebtedness, $6.1 million of contingent consideration for our completed acquisitions, and $0.5 million of notes related to our acquisitions. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

We have in the past failed to comply with certain financial covenants of our loan documents and similar defaults in the future could adversely affect our financial condition and our ability to meet our payment obligations on our indebtedness.

On September 23, 2013, we entered into a revolving credit and security agreement dated as of September 20, 2013 (the “PNC Credit Agreement”) among our company, our subsidiaries, as guarantors, and PNC Bank, National Association (“PNC Bank”), as agent and a lender, that provided us a revolving credit facility in the principal amount of up to $10.0 million. As of December 31, 2013, we were not in compliance with certain covenants in the PNC Credit Agreement, including covenants relating to the minimum EBITDA requirement and the fixed charge coverage ratio. On April 4, 2014, we terminated the PNC Credit Agreement.  We have in the past also breached certain covenants under another loan agreement that had resulted in various events of default under such agreement, which events of default were either cured or waived by the lenders thereunder.

As of the date of this report, we are not in default of any of the covenants of our outstanding indebtedness.  However, any future breach of any of those covenants could result in defaults or events of default under such indebtedness, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed, together with accrued interest, to be due and payable. An event of default under such indebtedness could also create an event of default under our other debt agreements or securities. If following an event of default we are unable to repay the borrowings or interest then due under our loan agreements, the lenders could proceed against their collateral, if any, and if the indebtedness under any loan agreements or debt securities were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  Areas requiring significant estimates by our management include:

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

Although we were incorporated in 1999, we were a development stage company with limited operations until our 2010 merger with Digital Comm, Inc.  We experienced rapid and significant expansion in the years ended December 31, 2013 and 2012 due to a series of strategic acquisitions.  We acquired three companies in 2012, one company in 2013 and two companies in the first quarter of 2014. We also plan to complete the acquisition of  VaultLogix in the second quarter of this year.

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

Further, our limited operating history as an integrated company, combined with our short history operating as providers of staffing and cloud-based services, may not provide an adequate basis for investors to evaluate our business, financial condition, results of operations and prospects, and makes accurate financial forecasting difficult for us.  Because we operate in the rapidly-evolving IT and telecommunications markets and because our business is rapidly changing due to a series of acquisitions, we may have difficulty in engaging in effective business and financial planning.  It may also be difficult for us to evaluate trends that may affect our business and whether our expansion may be profitable.  Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

If we are unable to sustain our recent revenue growth rates, we may never achieve or sustain profitability.

We experienced significant growth in recent years, primarily due to our strategic acquisitions.  Our net revenue increased to $51.4 million in the year ended December 31, 2013 from $17.1 million in the year ended December 31, 2012.  In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues.  We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our specialty contracting and telecommunications staffing services, increase our sales to existing customers or develop new customers.  However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Our inability to obtain additional capital may prevent us from completing our acquisition strategy and successfully operating our business; however, additional financings may subject our existing stockholders to substantial dilution.

Until we can generate a sufficient amount of revenue, if ever, we expect to finance our anticipated future strategic acquisitions, including our acquisitions of Telco and VaultLogix, through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all.  If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more strategic acquisitions or business plans.  In addition, we could be forced to discontinue product development and reduce or forego attractive business opportunities.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  In addition, debt financing, if available, may involve restrictive covenants.  We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.  Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

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

We are an emerging growth company within the meaning of the Jumpstart Our Businesses Startups Act of 2012 and, as a result, have elected to comply with the reduced disclosure and other reporting requirements available to us as an EGC.

Because we qualify as an emerging growth company, or EGC, under the Jumpstart Our Businesses Startups Act of 2012, or JOBS Act, we have elected to comply with the reduced disclosure and other reporting requirements available to us as an EGC in connection with this report, and for a period of up to five years following our November 2013 offering of shares of common stock if we remain an EGC.  For example, with respect to this report, we have provided only two fiscal years of audited financial information and selected financial data and have provided scaled-down disclosure on executive compensation, such as not including a “Compensation Discussion and Analysis” in this report.  In addition, for as long as we remain an EGC, we are not subject to certain governance requirements, such as holding a “say-on-pay” and “say-on-golden-parachute” advisory votes, and we are not required to obtain an annual attestation report on our internal control over financial reporting from a registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act.  We may take advantage of these reporting exemptions until we are no longer an EGC.  We can be an EGC for a period of up to five years after our November 2013 equity offering, although we will cease to be an EGC earlier than that if our total annual gross revenues equal or exceed $1 billion in a fiscal year, if we issue more than $1 billion in non-convertible debt over a three-year period or if we become a “large accelerated filer” under Rule 12b-2 of the Exchange Act.

Accordingly, in this report you are not receiving the same level of disclosure as you would receive in an annual report on Form 10-K of a non-EGC issuer and, following this report, our stockholders will not receive the same level of disclosure that is afforded to stockholders of a non-EGC issuer.  It is also possible that investors will find our shares of common stock to be less attractive because we have elected to comply with the reduced disclosure and other reporting requirements available to us as an EGC, which could adversely affect the trading market for our shares of common stock and the prices at which our stockholders may be able to sell shares of our common stock.

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

Risks Related to our Common Stock

Our common stock price has fluctuated widely in recent years, and the trading price of our common stock is likely to continue to be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance.  The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility.  Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the Securities and Exchange Commission;

●	market conditions for providers of services to telecommunications, utilities and cloud services customers;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance.  This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all.  In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company.  Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings.  As of March 25, 2014, we had 10,760,784 shares of common stock issued and outstanding, of which 3,209,504 shares were designated by our transfer agent as restricted securities pursuant to Rule 144 promulgated by the SEC.  The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at March 25, 2014, we also had outstanding $4,475,000 aggregate principal amount of convertible notes that are convertible into 703,616 shares of common stock and $10,626,000 aggregate principal amount of our 12% convertible debentures (the "Convertible Debentures") that also are convertible into shares of our common stock.  However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of the Convertible Debentures because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on the Convertible Debentures depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on the Convertible Debentures in shares of our common stock.  See Note 8 to Notes to consolidated financial statements included in this report.  In the second quarter of this year, we intend to file with the SEC a registration statement under the Securities Act for the resale of up to 2,047,347 shares of our common stock that may be issuable upon the repayment or conversion of the Convertible Debentures and the 36,567 additional shares of our common stock that were issued to the purchasers of the Convertible Debentures at the time of their issuance.  As of March 25, 2014, there were also outstanding warrants to purchase an aggregate of 393,592 shares of our common stock at a weighted-average exercise price of $4.40 per share, all of which warrants were exercisable as of such date.  The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock.  The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with acquisitions, including our proposed acquisitions of VaultLogix ánd Telco, or in connection with other financing efforts.

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

Delaware law, as well as our amended and restated certificate of incorporation and amended and restated bylaws, contains anti-takeover provisions that could delay or prevent a change in control of our company, even if the change in control would be beneficial to our stockholders.  These provisions could lower the price that future investors might be willing to pay for shares of our common stock.  These anti-takeover provisions:

●	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	establish a three-tiered classified board of directors requiring that not all members of our board be elected at one time;

●	establish a supermajority requirement to amend our amended and restated bylaws and specified provisions of our amended and restated certificate of incorporation;

●	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

●	establish limitations on the removal of directors;

●	empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

●	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws;

●	provide that our directors will be elected by a plurality of the votes cast in the election of directors;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by our stockholders at stockholder meetings;

●	eliminated the ability of our stockholders to call special meetings of stockholders and, after June 30, 2014, to act by written consent; and

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

Together, these charter, statutory and contractual provisions could make the removal of our management and directors more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.  Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our executive officers, key non-executive officer employees, and members of our board of directors, could limit the price that investors might be willing to pay in the future for shares of our common stock.  They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock and warrants will likely decline.

The trading market for our common stock and warrants will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business.  We may never obtain research coverage by securities and industry analysts.  If no securities or industry analysts commence coverage of our company, the market price for our common stock and warrants could decline.  In the event we obtain securities or industry analyst coverage, the market price of our common stock and warrants could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.           PROPERTIES.

Our principal executive offices are located in Shrewsbury, New Jersey in segregated offices comprising an aggregate of approximately 2,040 square feet. We are occupying our offices under a 36-month lease that expires in January 2017 and provides for monthly lease payments of $3,745 in the first year and increases of 2% per year thereafter.

Set forth below are the locations of the other properties leased by us, the businesses that use the properties, and the size of each such property.  All of such properties are used by our company or by one of our subsidiaries principally as office facilities to house their administrative, marketing, and engineering and professional services personnel.  We believe our facilities and equipment to be in good condition and reasonably suited and adequate for our current needs.

Location	Owned or Leased	User	Size (Sq Ft)
Tuscaloosa, AL	Leased (1)	Rives-Monteiro Engineering, LLC	5,000
Miami, FL	Leased (2)	Tropical Communications, Inc.	6,000
Temple Terrace, FL	Leased (3)	Adex Corporation	2,500
Alpharetta, GA	Leased (4)	Adex Corporation	9,000
Des Plaines, IL	Leased (5)	T N S, Inc.	1,500
Upland, CA	Leased (6)	Adex Corporation	2,047
Naperville, IL	Leased (7)	Adex Corporation	1,085
Alpharetta, GA	Licensed (8)	Adex Corporation	1,000
Longwood, FL	Leased (9)	AW Solutions	7,750
Puerto Rico	Leased (10)	AW Solutions	1,575
Del Ray Beach, FL	Leased (11)	Intercloud Systems, Inc	700
Parsippany, NJ	Leased (12)	Integration Partners – NY Corp.	3,070

_________________

(1)	This facility is leased pursuant to a month-to-month lease that provides for monthly rental payments of $1,500 for the lease term.

(2)	This facility is leased pursuant to a month-to-month lease that provides for aggregate rental payments of $1,792.25 per month for the lease term.

(3)	This facility is leased pursuant to a 38-month lease that expires in December 2015 and provides for aggregate rental payments of $3,645.83 per month for the lease term.

(4)
This facility is leased pursuant to a 36-month lease that expires in April 2014 and provides for aggregate rental payments of $8,440.00 per month for the first 12 months, $8,695.26 for the following 12 months and $8,956.12 for the final 12 months. We are currently negotiating an extension for this lease.

(5)	This facility is leased pursuant to a month-to-month lease that provides for monthly payments of $1,163.75 for the lease term.

(6)	This facility is leased pursuant to a month-to-month lease that provides for aggregate rental payments of $2,251.70 per month for the lease term.

(7)
This facility is leased pursuant to a two-year lease that expires in July 2014 and provides for aggregate rental payments of $1,627.50 per month for the first 12 months and $1,672.71 for the next 12 months.

(8)
This facility is licensed pursuant to a temporary license terminable by either party upon 30 days prior written notice and provides for aggregate payments of $200.00 per month.  ADEX is also required to reimburse the licensor for its pro rata share of all utilities.

(9)
This facility is leased pursuant to a three-year lease that expires in February 2015 and provides for monthly rental payments of $13,245 for the first year and for a 5% increase in the monthly rental payments in each of the second of third years.

(10)
This facility is leased under a two-year lease that expires on January 1, 2015 and provides for monthly payments of $1,500 for the first year and a 3% increase in the monthly rental payments in the second year.

(11)	This facility is leased pursuant to a 12-month lease that expires in July 2014 and provides for aggregate rental payments of $1,828.50 per month for the term of the lease.

(12)	This facility is leased pursuant to a 48-month lease that expires in October 2017 and provides for aggregate monthly rental payments of $4,855.

ITEM 3.          LEGAL PROCEEDINGS.

In March 2014, a complaint was filed in the United States District Court for the District of New Jersey against our company, our Chairman of the Board and Chief Executive Officer, Mark Munro, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between November 5, 2013 and March 17, 2014. The complaint alleges violations by the defendants (other than Mark Munro) of Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of our common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleges that Mr. Munro and our company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

We intend to dispute these claims and to defend this litigation vigorously.  However, due to the inherent uncertainties of litigation, the ultimate outcome of this litigation is uncertain. An unfavorable outcome in this litigation could materially and adversely affect our business, financial condition and results of operations.

Currently, there is no other material litigation pending against our company other than as disclosed in the paragraphs above. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the NASDAQ Capital Market on October 31, 2013 under the symbol “ICLD”.  Prior thereto, our common stock traded on the OTCQB Marketplace operated by the OTC Markets Group Inc. (the “OTCQB”). The following table sets forth the high and low closing sales prices of our common stock for the periods indicated.  Information for the period from October 31, 2013 to December 31, 2013 is the high and low closing sales prices of our common stock based upon reports of transactions on the NASDAQ Capital Market.  Information for all periods prior thereto is the high and low last sales prices of our common stock on the OTCQB based upon information provided by the OTC Markets Group, Inc.  All prices give effect to the one-for-125 reverse stock split of our common stock effected on January 14, 2013 and the one-for-four reverse stock split of our common stock effected on August 1, 2013.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$7.90	$2.05
Second Quarter	$3.75	$1.05
Third Quarter	$10.00	$1.95
Fourth Quarter	$18.50	$6.08

Fiscal Year Ended December 31, 2013
First Quarter	$36.00	$8.00
Second Quarter	$13.80	$8.00
Third Quarter	$12.50	$6.00
Fourth Quarter	$18.36	$2.31

As of March 25, 2014, the closing sale price of our common stock, as reported by the NASDAQ Capital Market, was $7.98 per share.

Holders

At March 25, 2014, we had approximately 207 record holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Transfer Agent and Registrar

We have appointed Corporate Stock Transfer, 3200 Cherry Creek Dr. South, Denver, CO 80209 to act as the transfer agent of our common stock.

Dividend Policy

We currently intend to retain future earnings, if any, for use in the operation of our business and to fund future growth.  We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future.  The terms of our outstanding Convertible Debentures prohibit our payment of cash dividends.  Any future determination related to our dividend policy will be made at the discretion of our board of directors in light of conditions then-existing, including factors such as our results of operations, financial conditions and requirements, business conditions and covenants under any applicable contractual arrangements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2013.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	-	-	2,500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,500,000

ITEM 6.          SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for our company for the years ended December 31, 2013 and 2012 that was derived from our audited consolidated financial statements included elsewhere in this report. The financial data set forth below should be read in conjunction with, and are qualified in their entirety by, reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and related notes included elsewhere in this report.

Income Statement

	For the years ended
	December 31,
	2013	2012
Statement of Operations Data:

Revenues	$51,407,544	$17,089,549
Gross profit	14,127,500	5,121,334
Operating expenses	20,468,268	7,929,791
Loss from operations	(6,340,768)	(2,808,457)
Total other expense	(19,074,751)	(1,097,863)
Loss from continuing operations before (benefit from) income taxes	(25,415,519)	(3,906,320)
(Benefit from) income taxes	(587,662)	(2,646,523)
Dividends on preferred stock	(1,084,314)	(843,215)
Net loss attributable to common stockholders	(25,438,418)	(2,072,862)
Net loss per share, basic and diluted	$(7.85)	$(1.33)
Basic and diluted weighted average shares outstanding	3,240,230	1,553,555

	As of
	December 31,
	2013	2012
Balance Sheet Data:

Cash	$17,866,532	$606,002
Accounts receivable, net	7,821,942	7,660,642
Total current assets	28,307,287	10,183,971
Goodwill and intangible assets, net	29,846,246	23,926,695
Total assets	60,690,056	43,316,264

Total current liabilities	24,112,306	14,860,502
Long-term liabilities	38,254,057	15,159,644
Redeemable common and preferred stock	-	16,584,704
Stockholders' (deficit)	(1,676,307)	(3,288,586)

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

Overview

We were incorporated in 1999, but functioned as a development stage company with limited activities through December 2009.  In January 2010, we acquired Digital Comm, Inc. (“Digital”), a provider of specialty contracting services primarily in the installation of fiber optic telephone cable.  Until September 2012, substantially all of our revenue came from our specialty contracting services.  In the years ended December 31, 2013 and 2012, primarily as a result of our acquisition of ADEX, approximately 35% and 38%, respectively, of our revenue was derived from specialty contracting services, with the remaining 65% and 62%, respectively, coming from our telecommunications staffing services.

In 2013, we evaluated our reporting segments and determined that we operate in two reportable segments, specialty contracting services and telecommunication staffing services.  The telecommunication staffing services segment is comprised of the Adex reporting unit and  provides contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients.  Specialty contracting services revenues are derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. Our operating divisions have been aggregated into the two reporting segments due to their similar economic characteristics, products, production methods and distribution methods. The specialty contracting service segment includes our AW Solutions, TNS, Tropical and RM Engineering reporting units.

Our revenue increased from $17.1 million for the year ended December 31, 2012 to $51.4 million for the year ended December 31, 2013.  Our net loss attributable to common stockholders increased from $2.1 million for the year ended December 31, 2012 to $25.4 million for the year ended December 31, 2013.  As of December 31, 2013, our stockholders' deficit was $1.7 million.  A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years.  We are currently party to numerous master service agreements, and typically have multiple agreements with each of our customers.  Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks.  To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility.  In most cases, a customer may terminate an agreement for convenience with written notice.  The remainder of our services are provided pursuant to contracts for specific projects.  Long-term contracts relate to specific projects with terms in excess of one year from the contract date.  Short-term contracts for specific projects are generally of three to four months in duration.

During 2013 and 2012, the majority of our revenue and expenses was generated by our acquired companies.  Of the $51.4 million in total revenues in the year ended December 31, 2013, $45.5 million was generated by the companies we acquired in 2012 and 2013. In 2012, $11.7 million of the total $17.1 million in revenues was generated by companies acquired in 2012.

Cost of revenues of the companies we acquired in the years ended December 31, 2012 and 2013 accounted for $34.2 million of our $37.3 million cost of revenues during the year ended December 31, 2013. In 2012, $8.7 million of the total $12.0 million in cost of revenues was incurred by the companies we acquired in 2012.

Gross profit generated by the companies we acquired in the years ended December 31, 2012 and 2013 accounted for $11.3 million of our $14.1 million gross profit during the year ended December 31, 2013. Gross profit generated by the companies we acquired in 2012 was $3.0 million of the total gross profit of $5.1 million in 2012.

Operating expenses, including salaries and wages and depreciation and amortization, for the companies we acquired in the years ended December 31, 2012 and 2013 accounted for $8.2 million of our $20.5 million of operating expenses during the year ended December 31, 2013. Operating expenses for the companies we acquired in 2012 was $1.9 million of the total $7.9 million of operating expenses during the year ended December 31, 2012.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Year ended December 31,
	2013	2012
Multi-year master service agreements and long-term contracts	65%	60%

The percentage of revenue from long-term contracts varies between periods, depending on the mix of work performed under our contracts.

A significant portion of our revenue comes from several large customers.  The following table reflects the percentage of total revenue from those customers that contributed at least 10% to our total revenue in the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Ericsson, Inc.	41%	33%
Nexlink	0%	14%

We are a single-source provider of end-to-end IT and next-generation network solutions to the telecommunications service provider (carrier) and corporate enterprise markets through cloud platforms and professional services. We believe our market advantages center around our cloud-based applications and services portfolio and positioning.  As a true infrastructure 2.0 provider, we add value by enabling applications and services while helping to contain costs.  Customers now demand a partner that can provide end-to-end IT solutions, that offers a solution that allows the customer to move IT expenditures from capital costs to operating costs, and that offers the customer greater elasticity and the ability to rapidly deploy enterprise applications.

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

We expect to continue to increase our gross margins by leveraging our single-source end-to-end network to efficiently provide a full spectrum of end-to-end IT and next-generation network solutions and staffing services to our customers. We believe our solutions and services offerings can alleviate some of the inefficiencies typically present in our industry, which result, in part, from the highly-fragmented nature of the telecommunications industry, limited access to skilled labor and the difficulty industry participants have in managing multiple specialty-service providers to address their needs. As a result, we believe we can provide superior service to our customers and eliminate certain redundancies and costs for them.  We believe our ability to address a wide range of end-to-end solutions, network infrastructure and project-staffing service needs of our telecommunications industry clients is a key competitive advantage. Our ability to offer diverse technical capabilities (including design, engineering, construction, deployment, and installation and integration services) allows customers to turn to a single source for those specific specialty services, as well as to entrust us with the execution of entire turn-key solutions.

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

Our recent  and planned acquisitions have been and will be timed with additions to our management team of skilled professionals with deep industry knowledge and a strong track record of execution.  Our senior management team brings an average of over 25 years of individual experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

Factors Affecting Our Performance

Changes in Demand for Data Capacity and Reliability.

Advances in technology architectures have supported the rise of cloud computing, which enables the delivery of a wide variety of cloud-based services, such as platform as a service (PaaS), infrastructure as a service (IaaS), database as a service (DbaaS), and software as a service (SaaS). Today, mission-critical applications can be delivered reliably, securely and cost-effectively to our customers over the internet without the need to purchase supporting hardware, software or ongoing maintenance. The lower total cost of ownership, better functionality and flexibility of cloud applications represent a compelling alternative to traditional on-premise solutions. As a result, enterprises are increasingly adopting cloud services to rapidly deploy and integrate applications without building out their own expensive infrastructure and to minimize the growth of their own IT departments and create business agility by taking advantage of accelerated time-to-market dynamics.

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

Our Ability to Recruit, Manage and Retain High-Quality IT and Telecommunications Personnel.

The shortage of skilled labor in the telecommunications industry and the difficulties in recruiting and retaining skilled personnel can frequently limit the ability of specialty contractors to bid for and complete certain contracts.  In September 2012, we acquired ADEX, an IT and telecommunications staffing firm. Through ADEX, we manage a database of more than 70,000 IT and telecom personnel, which we use to locate and deploy skilled workers for projects.  We believe our access to a skilled labor pool gives us a competitive edge over our competitors as we continue to expand.  However, our ability to continue to take advantage of this labor pool will depend, in part, on our ability to successfully integrate ADEX into our business.

Our Ability to Integrate Our Acquired Businesses and Expand Internationally.

We completed six acquisitions since January 1, 2012 and plan to consummate additional acquisitions in the near term.  Our success will depend, in part, on our ability to successfully integrate these businesses into our global IT and telecommunications platform. In addition, we believe international expansion represents a compelling opportunity for additional growth over the long-term because of the worldwide need for IT and telecommunications infrastructure.  As of December 31, 2013, our operations in Puerto Rico have generated $4.1 million in revenue.  We plan to expand our global presence either through expanding our current operations or by acquiring subsidiaries with international platforms.

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

Customer:	Year ended December 31,
	2013	2012
Top 10 customers, aggregate	74%	77%
Customer:
Nexlink	* %	14%
Ericsson, Inc.	41%	33%
_________________

* Represented less than 10% of total revenues during the period.

Business Unit Transitions.

In the year ended December 31, 2012, approximately 38% of our revenue came from our specialty contracting services, and the remaining 62% came from our telecommunications staffing services. In the year ended December 31, 2013, approximately 35% of our revenue came from specialty contracting services, and the remaining 65% come from our telecommunications staffing services. The acquisition of ADEX in 2012 enabled us to shift our business focus from exclusively providing specialty contracting services to also providing professional staffing services, which has expanded our customer base.

Since January 1, 2012, we have acquired six other companies, and each of these acquisitions has either enhanced certain of our existing business units or allowed us to gain market share in new lines of business. For example, our acquisition of T N S in September 2012 extended the geographic reach of our structured cabling and digital antenna system services.  Our acquisition of AW Solutions in April 2013 broadened our suite of services and added new customers to which we can cross-sell our other services.  Our acquisition of IPC in January 2014 improved our systems integration capabilities.  Our acquisition of RentVM in February 2014 expanded our cloud and managed services capabilities by providing us a software-defined data center (“SDDC”) platform to offer enterprise-grade cloud computing solutions.  Our proposed acquisition of VaultLogix will broaden our suite of cloud service offerings by adding VaultLogix's cloud backup services to our wide range of cloud offerings and will add new customers to which we can cross-sell our other services. Our proposed acquisition of Telco will further expand our professional staffing business and our access to skilled labor.

We expect these acquisitions to facilitate geographic diversification that should protect against regional cyclicality.  We believe our diverse platform of services, capabilities, customers and geographies will enable us to grow as the market continues to evolve.

The table below summarizes the revenues for each of our reportable segments for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012
Revenue from:
Specialty contracting services	$18,224,317	$6,513,763
Telecommunications staffing services	$33,183,227	$10,575,786
As a percentage of total revenue:
Specialty contracting services	35%	38%
Telecommunications staffing services	65%	62%

Impact of Pending and Recently-Completed Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a series of strategic acquisitions.  Since January 1, 2012, we have completed six acquisitions.  We expect to regularly review opportunities, and periodically to engage in discussions, regarding possible additional acquisitions.  Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire and successfully integrate companies.

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

In November 2012, we executed a definitive agreement to acquire Telco, and in March 2014, we executed a definitive agreement to acquire VaultLogix. It is our intention is to complete the VaultLogix acquisition within 90 days of the date of this report, subject to our ability to raise the necessary cash proceeds to complete such acquisition. After the completion of the VaultLogix acquisition and reflecting the consolidation of the companies that we acquired in 2014 in our results of operations, we expect our revenues, cost of revenues and operating expenses will increase substantially.  Accordingly, our future results of operations may differ significantly from those described in this report. The impact of our 2014 acquisitions and our pending acquisition of  VaultLogix is not reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We have not yet determined when we will consummate the acquisition of Telco, if at all. The Telco acquisition also is dependent on our ability to obtain satsifactory financing and there can be no assurance that such financing will be available to us.

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

Components of Results of Operations

Revenue.

In the year ended December 31, 2012, we derived approximately 38% of our revenue from our specialty contracting services and approximately 62% of our revenue from our telecommunications staffing and training services.  In the year ended December 31, 2013, we derived approximately 35% of our revenue from our specialty contracting services and approximately 65% from our telecommunications staffing and training services.

Cost of Revenues.

Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs. Cost of revenues in the year ended December 31, 2013 was 73% of revenues as compared to 70% of revenues in the year ended December 31, 2012, primarily due to lower margins in our telecommunications staffing business.  Cost of revenues in the telecommunications staffing business was 79% and 78% of revenues in the years ended December 31, 2013 and 2012, respectively. Cost of revenues as a percentage of revenues in the specialty contracting business was 60% and 57% of revenues in the years ended December 31, 2013 and 2012, respectively. We are trying to increase efficiency in the year ending December 31, 2014 and will focus our efforts on improving margins.

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

For a majority of the contract services we perform, our customers provide all required materials while we provide the necessary personnel, tools and equipment.  Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of revenues.  We expect cost of revenues to continue to increase if we succeed in continuing to grow our revenue.

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

Goodwill and Indefintite Lived Intangible Assets

Goodwill was generated through the acquisitions we made during 2011, 2012 and 2013.  As the total consideration we paid for our completed acquisitions exceeded the value of the net assets acquired, we recorded goodwill for each of the completed acquisitions (see Note 3. Acquisitions and Deconsolidation of Subsidiary).  At the date of acquisition, we performed a valuation to determine the value of the goodwill and intangible assets, along with the allocation of assets and liabilities acquired.  The goodwill is attributable to synergies and economies of scale provided to we by the acquired entity.

We perform our annual impairment test at the reportable segment level.  The two reporting segments are telecommunication staffing services and specialty contracting services.   Telecommunications staffing services is comprised of the ADEX entities, and specialty contracting services is comprised of TNS, Tropical, AW Solutions and RM Engineering.  The components within the specialty contracting reportable segment are each considered individual reporting units. These reporting units are aggregated to form one operating segment and reportable segment for financial reporting and for the evaluation of goodwill for impairment.  The telecommunications staffing reporting segment consists of one operating segment, which in turn consists of one reporting unit comprised of a single component.

We perform the impairment testing at least annually (at December 31) or at other times if we believe that it is more likely than not that there may be an impairment to the carrying value of its goodwill.  If it is more likely than not, that goodwill impairment exists, the second step of the goodwill impairment test should be performed to measure the amount of impairment loss, if any.

We consider the results of an income approach and a market approach in determining the fair value of the reportable segments.  We evaluated the forecasted revenue using a discounted cash flow model for each of the reporting segments. We also noted no unusual cost factors that would impact operations based on the nature of the working capital requirements of the components comprising the reportable segments.  Current operating results, including any losses, are evaluated by us in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Key assumptions used in the income approach in evaluating goodwill are forecasts for each of the reporting units revenue growth rates along with forecasted discounted free cash flows for each reporting unit, aggregated into each reporting segment. For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

While we use available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.  Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units.  We can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods.

Events that could cause the risk for impairment to increase are the loss of a major customer or group of customers, the loss of key personnel and changes to current legislation that may impact our industry or its customers’ industries.  However, based on our assessment of these factors, we believe the increase in the risk of impairment to be relatively low as our relationships with key customers and personnel are in good standing and we are  unaware of any adverse legislation that may have a negative impact on us or our customers.

Based on this review, we determined that there was no impairment as of December 31, 2013 and 2012, and as such, did not perform a step two analysis for impairment.

With regard to other long-lived assets and intangible assets with indefinite-lives, we follow a similar impairment assessment. We will assess the quantitative factors to determine if an impairment test of the indefinite-lived intangible asset is necessary. If the quantitative assessment reveals that it is more likely than not that the asset is impaired, a calculation of the asset’s fair value is made. Fair value is calculated using many factors, which include the future discounted cash flows as well as the estimated fair value of the asset in an arm’s-length transaction. As of December 31, 2013 and 2012, the results of our analysis indicated that no impairment existed.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicates that the carrying amount of such assets may not be fully recoverable.  Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition.  An impairment loss is measured by comparing the fair value of the asset to its carrying value.  If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred.  Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

On August 6, 2010, we issued to UTA Capital LLC warrants to purchase 16% of our common stock on a fully-diluted basis, which were exercisable at $75.00 per share and provided for cashless exercise.  Such warrants were cancelled in September 2012 in consideration of the issuance of 53,775 shares of our common stock.   The relative fair value of such warrants was calculated using the Black-Scholes Option pricing model.  This amount, totaling approximately $872,311, was recorded as a derivative liability and debt discount and charged to interest expense over the life of the related promissory note. The warrants issued to UTA Capital LLC did not meet the criteria to be classified as equity in accordance with ASC 815-40-15-7D and were classified as derivative liabilities at fair value and marked to market because they were not indexed to our stock as the settlement amount was not fixed due to the variability of the number of shares issuable pursuant to such warrants.  The derivative liability associated with this debt was revalued each reporting period and the increase or decrease was recorded to our consolidated statement of operations under the caption “change in fair value of derivative instruments.”

On February 14, 2011, we entered into an extension and modification agreement with UTA Capital LLC in connection with our outstanding note payable to UTA Capital LLC, which had a balance of $775,000 at December 31, 2010.  The modification agreement provided for an extension of the original maturity date of the note from August 6, 2011 to September 30, 2011. In exchange for consenting to the modification agreement, UTA Capital LLC was issued 10,257 shares of our common stock, which had a fair value of $153,850 and was recorded as a debt discount. Additionally, as additional consideration for our failure to satisfy a certain covenant in the agreement, UTA Capital LLC was issued 4,000 shares of our common stock, which shares were recorded as a penalty paid to the lender and recorded as an expense. These shares were issued in 2012.

Pursuant to a Loan and Security Agreement dated as of September 17, 2012, as amended, among our company, our subsidiaries, as guarantors, the lenders party thereto and MidMarket Capital Partners, LLC, as agent, or the "MidMarket Loan Agreement,"  on September 17, 2012, we issued warrants to the lenders to purchase an aggregate of 1,105,920 shares of common stock based on the fully-diluted shares outstanding at that time.  The warrants were amended on November 13, 2012 in connection with the first amendment to the MidMarket Loan Agreement to increase the aggregate number of shares issuable upon exercise of such warrants to 1,501,882 shares based on the fully-diluted shares outstanding at that time. Pursuant to the second amendment to the MidMarket Loan Agreement dated March 22, 2013, the aggregate number of shares of common stock issuable upon exercise of such warrants was set at 187,386 shares. Pursuant to the anti-dilution provisions of such warrants, upon the completion of the public offering of our common stock in November 2013, the number of shares of common stock issuable upon exercise of such warrants was reset to 234,233 shares. The warrants have an exercise price of $4.00 per share, subject to adjustment as set forth in the warrants, and will expire on September 17, 2014 provided certain Financial metrics have been met or on later dates until such financial metrics are met.  The warrants have anti-dilution rights in connection with the exercise price. For financial reporting purposes, we have determined that the fair value of the anti-dilution rights is immaterial.  If we issue stock, warrants or options at a price below the $4.00 per share exercise price, the price of the warrants resets to the lower price.  As of December 31, 2013, the lenders had not exercised the warrants. These warrants meet the criteria in ASC 480 to be classified as liabilities because there is a put feature pursuant to which we have an obligation to repurchase such warrants. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease in value will be recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.”

On September 17, 2012, when the warrants were issued, we recorded a derivative liability in the amount of $193,944.  The amount was recorded as a debt discount and is being amortized over the life of the loan.  The amount of the derivative liability was computed by using the Black-Scholes Option pricing model to determine the value of the warrants issued. At December 31, 2013 and 2012, the remaining debt discount was $143,843 and $182,631, respectively.

The fair value of the MidMarket warrant derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	December 31,	December 31,
	2013	2012

Fair value of our common stock	$18.36	$0.68755-10.00

Volatility	80%	56.78-112%

Exercise price	$4.00 to $5.00	$.95 to $500.00

Estimated life	8.5 months	1.75 years

Risk free interest rate (based on 1 year treasury rate)	0.11%	0.0266-0.12%

We issued warrants to ICG USA, LLC and Venture Champion Asia Limited in connection with loans we received from those entities in April, August and October 2013. On April 30, 2013, August 28, 2013 and October 30, 2013, the dates on which the warrants were issued, we recorded derivative liabilities in the amount of $140,000, $35,000 and $19,000, respectively.  Those amounts were recorded as a debt discount and are being amortized over the life of the related loans.  The amount of the derivative liability was computed by using the binomial method to determine the value of the warrants issued.  In applying the binomial method, we evaluated possible scenarios for the price of our common stock and other factors that would impact the anti-dilution provisions of the warrants.

In December 2013, we entered into a securities purchase agreement with various institutional investors pursuant to which we issued to such investors the Convertible Debentures in the original aggregate principal amount of $11,625,000 and an aggregate of 36,567 shares of our common stock for an aggregate purchase amount of $11,625,002. The Convertible Debentures mature on June 13, 2015 and bear interest at the rate of 12% per annum and are payable in accordance with an amortization schedule.

The Convertible Debentures are convertible into shares of our common stock at the election of the holder thereof at a conversion price equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of our common stock in the first underwritten public offering we complete of not less than $10 million of our equity securities (a “Qualified Offering”).  The conversion price is subject to customary anti-dilution provisions. On the date of issuance of the Convertible Debentures, we recorded a derivative liability in the amount of $6,620,000 in connection with the embedded features of the Convertible Debentures, which was recorded as a debt discount and is being amortized over the life of the Convertible Debentures. The amount of the derivative liability was calculated using the binomial method.

The fair value of the embedded derivatives of the Convertible Debentures at the measurement date was calculated using a Monte Carlo model using the following factors, assumptions and methodologies:

December 31, 2013
Conversion price	$6.36
Conversion trigger price	$15.90
Risk free rate	0.3%
Life of conversion feature (in years)	1.5
Volatility	60%

The fair value of the embedded derivatives of the Convertible Debenture at December 31, 2013 was calculated using a Monte Carlo model using the same factors, assumptions and methodologies as at the initial measurement date, with the exception of the life of the conversion feature which was changed to 1.45 years.

The aggregate fair value of our derivative liabilities as of December 31, 2013 and 2012 amounted to $19.9 million and $33,593, respectively.

Income Taxes.

In the year ended December 31, 2013, we booked a provision for state and local income taxes due of $90,459.  Certain states do not recognize net operating loss carryforwards, and we have operations in some of those states.  The provision for state and local income taxes was offset by an increase in deferred tax liabilities of $1,982,147.  This tax benefit was a result of our acquisition of ADEX and T N S in 2012, which resulted in a deferred tax liability based on the value of the intangible assets acquired.  This benefit was offset by the fact that ADEX and T N S were cash-basis taxpayers when they were acquired and were converted to accrual-basis taxpayers upon acquisition, which resulted in an increase in liability.  As of December 31, 2013 and 2012, we had net operating loss carryforwards (NOLs) of $4.3 million and $2.1 million, respectively, which will be available to reduce future taxable income and expense through 2030.  Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.  We have adjusted our deferred tax asset to record the expected impact of the limitations.

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

We grant credit under normal payment terms, generally without collateral, to our customers.  These customers primarily consist of telephone companies, cable broadband MSOs and electric and gas utilities.  With respect to a portion of the services provided to these customers, we have certain statutory lien rights that may, in certain circumstances, enhance our collection efforts.  Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks.  These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and, likewise, some may experience financial difficulties in the future.  These difficulties expose us to increased risks related to the collectability of amounts due for services performed.  We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable as of December 31, 2013.

Contingent Consideration.

We recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination.  The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10 (“Accounting for certain financial instruments with characteristics of both liabilities and equity”).  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved.  Increases in fair value are recorded as losses on our consolidated statement of operations, while decreases are recorded as gains.  If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

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

	Year ended December 31,
	2013	2012
Statement of Operations Data:

Revenues	$51,407,544	$17,089,549

Cost of revenue	37,280,044	11,968,215
Gross profit	14,127,500	5,121,334

Operating expenses:
Depreciation and amortization	1,120,404	345,566
Salaries and wages	8,341,011	3,802,158
General and administrative	7,875,723	3,782,067
Change in fair value and loss on contingent consideration	3,131,130	-
Total operating expenses	20,468,268	7,929,791

Loss from operations	(6,340,768)	(2,808,457)

Total other expense	(19,074,751)	(1,097,863)
Loss from continuing operations before (benefit from) income taxes	(25,415,519)	(3,906,320)

Benefit from income taxes	(587,662)	(2,646,523)

Net loss from continuing operations	(24,827,857)	(1,259,797)

Income from discontinued operations including gain on sale of subsidiary, net of tax	549,922	46,598

Net loss	(24,277,935)	(1,213,199)

Net loss attributable to non-controlling interest	76,169	16,448

Net loss attributable to InterCloud Systems, Inc.	(24,354,104)	(1,229,647)

Less dividends on Series C, D, E, F and H Preferred Stock	(1,084,314)	(843,215)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(25,438,418)	$(2,072,862)

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenue.

	Year ended December 31,		Change
	2013	2012	Dollars	Percentage
Specialty contracting services	$18,224,317	$6,513,763	$11,710,554	180%
Telecommunication staffing services	33,183,227	10,575,786	22,607,441	214%
Total	$51,407,544	$17,089,549	$34,317,995	201%

Total revenue for the year ended December 31, 2013 was $51.4 million, which represented an increase of $34.3 million, or 201%, compared to total revenue of $17.1 million for the year ended December 31, 2012.  The increase in total revenue during this period was attributed to revenue generated by our acquired companies.  For the year ended December 31, 2012, 38% of our revenue was derived from our specialty contracting services and 62% of our revenue was derived from our telecommunications staffing services.  For the year ended December 31, 2013, 35% of our revenue was derived from our specialty contracting services and 65% of our revenue was derived from our telecommunications staffing services.

In the years ended December 31, 2013 and 2012, $45.5 million and $11.7 million, respectively, of our revenues were generated by the companies we acquired. During the years ended December 31, 2013 and 2012, all of the revenue in the telecommunication staffing services segment came from the companies we acquired in 2012, while revenues in the specialty contracting services segment from the companies we acquired in 2012 and 2013 amounted to $12.3 million and $1.0 million in the years ended December 31, 2013 and 2012, respectively.

Cost of revenue and gross margin.

	Year ended December 31,		Change
Specialty contracting services	2013	2012	Dollars	Percentage
Cost of revenue	$10,970,680	$3,727,588	$7,243,092	194%
Gross margin	$7,253,637	$2,784,764	$4,468,873	160%
Gross profit percentage	40%	43%

Telecommunication staffing services
Cost of revenue	$26,309,364	$8,240,627	$18,068,737	219%
Gross margin	$6,873,864	$2,336,570	$4,537,294	194%
Gross profit percentage	21%	22%

Total
Cost of revenue	$37,280,044	$11,968,215	$25,311,829	211%
Gross margin	$14,127,501	$5,121,334	$9,006,167	176%
Gross profit percentage	27%	30%

Our cost of revenue increased $25.3 million from $12.0 million for the year ended December 31, 2012 to $37.3 million for the year ended December 31, 2013.  This increase was primarily due to the acquisitions completed in the years ended December 31, 2013 and 2012.   For the year ended December 31, 2012, we had a revenue mix of 38% specialty contracting services as compared to telecommunications staffing services of 62%.  For the year ended December 31, 2013, we had a revenue mix of 35% specialty contracting services as compared to telecommunications staffing services of 65%.

Our gross profit percentage was 27% for the year ended December 31, 2013 compared to 30% for the year ended December 31, 2012.  The decrease in gross margin was primarily a result of the increase in revenues in our telecommunications staffing services segment. The gross profit on our telecommunications staffing services segment were only 21%, which decreased the overall gross profit. It is expected that as the telecommunications staffing services portion of our total revenue increases, our overall gross profit percentage will continue to decline, while the gross profit dollars will increase. We expect to continue to see lower gross margins until such time as we generate a greater amount of revenue from services that generate higher margins than our telecommunications staffing services segment.

General and Administrative.

	Year ended December 31,		Change
	2013	2012	Dollars	Percentage
General and administrative	$7,875,723	$3,782,067	$4,093,656	108%
Percentage of revenue	15%	22%

Our general and administrative expenses increased $4.1 million, from $3.8 million for the year ended December 31, 2012 to $7.9 million for the year ended December 31, 2013.  General and administrative expenses related to our specialty contracting segment increased by $0.4 million, or 34%, during the year ended December 31, 2013.  General and administrative expenses relating to our telecommunications staffing segment increased by $1.5 million, or 318%, during the year ended December 31, 2013.  General and administrative expenses incurred on behalf of our corporate center increased by $2.2 million, or 108%, during the year ended December 31, 2013.

The increases were primarily as a result of increased overhead expenses resulting from the acquisitions we completed in the years ended December 31, 2013 and 2012.  General and administrative expenses decreased to 15% of revenues in the year ended December 31, 2013, from 22% in the year ended December 31, 2012. This decrease in percentage was a result of the increased revenues, which did not cause a corresponding increase in general and administrative expenses.

Salaries and Wages.

	Year ended December 31,		Change
	2013	2012	Dollars	Percentage
Salaries and wages	$8,341,011	$3,802,158	$4,538,853	119%
Percentage of revenue	16%	22%

Our salaries and wages increased $4.5 million from $3.8 million for the year ended December 31, 2012 to $8.3 million for the year ended December 31, 2013.  Salaries and wages expenses related to our specialty contracting segment increased by $0.4 million, or 20%, during the year ended December 31, 2013.  Salaries and wages expenses relating to our telecommunications staffing segment increased by $2.5 million, or 277%, during the year ended December 31, 2013.  Salaries and wages expenses incurred on behalf of our corporate center increased by $1.6 million, or 171%, during the year ended December 31, 2013.

The increases were primarily a result of an increase in the amount of stock compensation issued in 2013, as compared to 2012.  Stock compensation increased from $0.8 million in the year ended December 31, 2012 to $3.4 million in the year ended December 31, 2013.  The increase also results from an increase in the amount of employees during 2013 due to the acquisitions in late 2012 and in 2013.

Depreciation and Amortization.

	Year ended December 31,		Change
	2013	2012	Dollars	Percentage
Depreciation and amortization	$1,120,404	$345,566	$774,838	224%
Percentage of revenue	2%	2%

Depreciation and amortization expenses increased by approximately $0.8 million to $1.1 million in the year ended December 31, 2013, as compared to $0.3 million in the year ended December 31, 2012. Depreciation and amortization expenses related to our specialty contracting segment increased by $0.5 million, or 239%, during the year ended December 31, 2013.  Our depreciation and amortization expenses relating to our telecommunications staffing segment increased by $0.2 million, or 200%, during the year ended December 31, 2013.  Depreciation and amortization expenses incurred on behalf of our corporate center increased by $0.1 million, or 97%, during the year ended December 31, 2013.

The increases were a result of the acquisitions completed in 2013 and 2012.

Changes in Fair Value of Derivative Liabilities.

The aggregate fair value of derivative liabilities as of December 31, 2013 and December 31, 2012 amounted to approximately $19.9 million and $0.03 million, respectively.

As a result of the change in the fair value of our derivative instruments, we recorded a loss of $14.2 million and a gain of $0.2 million in the years ended December 31, 2013 and 2012, respectively. The loss in the year ended December 31, 2013 was primarily a result of the increases in the fair value of our common stock, which increased the fair value of the derivative instruments.

Net Gain on Deconsolidation of Subsidiary.

During 2012, we sold 60% of the outstanding shares of common stock of Digital Comm, Inc. ("Digital").  In connection with such sale, we recognized a gain on deconsolidation of $0.5 million, based on the negative investment carrying amount.  We made additional investments in Digital of approximately $0.2 million during 2012, at which time we wrote off the remaining balance of our investment in Digital. The result for the year was a net gain of $0.5 million on the deconsolidation of Digital.

Net gain on Discontinued Operations.

During 2013, we sold our 100% membership interest in Environmental Remediation and Financial Services, LLC. In connection with such sale, we recognized a gain on discontinued operations of $0.2 million.

Interest Expense.

	Year ended December 31,		Change
	2013	2012	Dollars	Percentage
Interest expense	$5,574,228	$1,699,746	$3,874,482	228%

Interest expense increased $3.9 million from $1.7 million in the year ended December 31, 2012 to $5.6 million for the year ended December 31, 2013, primarily due to increases in our outstanding debt obligations.   Included in interest expense is the amortization of debt discount and deferred loan costs.  In the year ended December 31, 2013, amortization was $1.4 million compared to $0.4 million for the year ended December 31, 2012.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $25.4 million for the year ended December 31, 2013, as compared to $2.1 million for the year ended December 31, 2012.

Operating Income (Loss).

	Year ended December 31,		Change
	2013	2012	Dollars	Percentage
Specialty contracting services	$2,427,369	$(699,459)	$3,126,828	447%
Telecommunication staffing services	1,069,808	820,375	249,433	30%
Corporate	(9,837,945)	(2,929,373)	(6,908,572)	236%
Total	$(6,340,768)	$(2,808,457)	$(3,532,311)	126%

Operating loss increased $3.5 million from $2.8 million in the year ended December 31, 2012 to $6.3 million for the year ended December 31, 2013, primarily due to increases in our stock compensation expense, professional service changes and costs attributable to being a public company.

Liquidity, Capital Resources and Cash Flows

We have satisfied our capital and liquidity needs primarily through sales of equity securities, debt offerings and bank borrowings. As of December 31, 2013, we had cash of $17.9 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.  As of December 31, 2013, none of our cash was held by foreign subsidiaries.

Indebtedness.

MidMarket Loan Agreement. On September 17, 2012, we entered into the MidMarket Loan Agreement, pursuant to which the lenders thereunder provided us with senior secured first lien term loans in an aggregate principal amount of $13,000,000.  We used a portion of the proceeds of such loans to finance our recent acquisitions, to repay certain outstanding indebtedness and to pay related fees, costs and expenses. On November 13, 2012, we entered into a first amendment to the MidMarket Loan Agreement, pursuant to which the lenders provided us with additional senior secured first lien term loans in an aggregate principal amount of $2,000,000 and made certain other amendments to the MidMarket Loan Agreement. At December 31, 2013 and 2012, loans in the principal amount of $13.9 million and $15.0 million, respectively, were outstanding under the MidMarket Loan Agreement. In March 2014, the lenders under the MidMarket Loan Agreement assigned the loans under such agreement to certain institutional investors that subsequently converted the principal amount of such loans into an aggregate of 1,180,361 shares of our common stock at a conversion price of $10.50 per share. However, if 85% of the volume weighted average price of our common stock on April 14, 2014 is less than $10.50, we are obligated to issue to such institutional investors additional shares of common stock so that the average conversion price of the loans under the MidMarket Loan Agreement is such lower price. At the time of such conversion, all accrued interest on such loans was paid in full in cash.

Pursuant to the MidMarket Loan Agreement, we issued to the lenders warrants to purchase 187,386 shares of common stock at an initial exercise price of $5.00 per share, subject to adjustment as set forth in the warrants, on or before September 17, 2014, subject to extension if certain of our financial statements have not been delivered to the holders of such warrants in a timely manner showing that certain financial thresholds have been met. Upon the completion of a public offering of our common stock in November 2013, the number of shares of common stock issuable upon exercise of such warrants was increased to 234,233 shares and the exercise price of such warrants was reduced to $4.00 per share.

PNC Bank Revolving Credit Facility. On September 20, 2013, we entered into the PNC Credit Agreement with PNC Bank, as agent and a lender, and each of our subsidiaries, as borrowers or guarantors. The PNC Credit Agreement provided us a revolving credit facility in the principal amount of up to $10,000,000, subject to certain borrowing base and other restrictions, that was secured by substantially all of our assets and the assets of our subsidiaries, including a pledge of the equity interests of our subsidiaries pursuant to a pledge agreement. The maturity date of the revolving credit facility was June 17, 2014, subject to certain extensions.

Interest on advances under the revolving credit facility was payable in arrears on the first day of each month with respect to Domestic Rate Loans (as defined in the PNC Credit Agreement) and at the end of each interest period, with respect to LIBOR Rate Loans (as defined in the PNC Credit Agreement). Interest charges were computed on the greater of (x) $5,000,000 or (y) the actual principal amount of advances outstanding during the month at a rate per annum equal to, (i) in the case of Domestic Rate Loans, an interest rate per annum equal to the sum of the Alternate Base Rate (as defined in the PNC Credit Agreement) plus 0.50% per annum, or (ii) in the case of LIBOR Rate Loans, the LIBOR rate plus 2.75% per annum.  Prior to each advance, we had the option of making such advance a Domestic Rate Loan or a LIBOR Rate Loan.

The loans were subject to a borrowing base equal to the sum of (a) 88% of our eligible accounts receivable, plus (b) the lesser of (i) 65% of our Eligible Milestone Receivables (as defined in the PNC Credit Agreement) and (ii) $500,000, minus (c) the aggregate maximum undrawn amount of all outstanding letters of credit under the revolving credit facility, and minus (d) $2,500,000 (prior to the release of the availability block).  Initially, the borrowing base was reduced by a $2,500,000 availability block that could have been be eliminated on September 30, 2014 if we were to meet certain financial conditions and were not in default under the revolving credit facility.

As of December 31, 2013, we had borrowing availability under the PNC Credit Agreement of $1.5 million, and had a prepaid loan balance of $0.1 million. However, as of December 31, 2013, we were not in compliance with all of the covenants of the PNC Credit Agreement. We terminated the PNC Credit Agreement on April 4, 2014 and, pursuant to the terms of the PNC Credit Agreement, we incurred a termination charge of approximately $300,000 in connection with such termination.

12% Convertible Debentures.  On December 13, 2013, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued to such investors the Convertible Debentures in an original aggregate principal amount of $11,625,000 and an aggregate of 36,567 shares of our common stock. In connection with the issuance of the Convertible Debentures, we paid a fee to Aegis Capital of $989,000, resulting in net proceeds to us of $10,636,002.

The Convertible Debentures bear interest at the rate of 12% per annum, and are payable in accordance with an amortization schedule, with monthly payments beginning on July 13, 2014 and ending on the final maturity date of June 13, 2015. At our election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments may be paid by the issuance of shares of our common stock at a price per share equal to the lesser of (i) the conversion price of the Convertible Debentures at that time and (ii) 75% of the average of the daily volume weighted average price, or VWAP, of our common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

The Convertible Debentures are convertible into shares of our common stock at the election of the holder thereof at a conversion price equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of our common stock in our next underwritten public offering of not less than $10 million of our equity securities, subject in each case to customary anti-dilution provisions. Notwithstanding the foregoing, the Convertible Debentures held a particular holder will not be convertible if such conversion would result in such holder owning more than 4.99% of the issued and outstanding shares of our common stock after such conversion.  Beginning on June 13, 2014, we may elect to force the holder of a Convertible Debenture to convert all, but not less than all, amounts outstanding under such Convertible Debenture into shares of our common stock at the applicable conversion price; provided, that we may only elect such forced conversion if certain conditions are met, including the condition that our common stock has been trading at 150% or higher of the applicable conversion price for 30 consecutive trading days with an average daily trading volume of not less than $1,000,000 of shares per day.

We may redeem a Convertible Debenture, in whole or in part, for cash at a redemption price, or the Redemption Amount, equal to 115% of the outstanding principal amount of the Convertible Debenture, plus all accrued and unpaid interest, plus an amount equal to the interest that would have accrued on such Convertible Debenture through December 13, 2014. If we complete an underwritten public offering of at least $10 million of our equity securities while the Convertible Debentures remain outstanding, (i) each holder of a Convertible Debenture has the option to force the redemption of a portion of such holder’s Convertible Debentures for a redemption price equal to the Qualified Offering Amount (as defined below), and (ii) we have the option to force the redemption of each  holder’s Convertible Debentures in an amount equal to or less than the Qualified Offering Amount. The “Qualified Offering Amount means, with respect to each Convertible Debenture, an amount equal to the lesser of (i) 50% of the Redemption Amount and (ii) (a) 50% of the gross proceeds we receive in such public offering of equity securities multiplied by (b)(x) the Redemption Amount of such Convertible Debenture, divided by (y) the Redemption Amount of all Convertible Debentures issued pursuant to the Convertible Debenture purchase agreement.

Upon the acceleration of a Convertible Debenture following an event of default, as defined in the Convertible Debentures, the Mandatory Default Amount (as defined below) of such Convertible Debenture shall become due and payable in cash. The “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of such Convertible Debenture, plus all accrued and unpaid interest thereon, plus all interest that would have been earned thereon through December 13, 2014 if such interest has not yet accrued, divided by the lower of (A) the conversion price of the Convertible Debentures on the date the Mandatory Default Amount is demanded (if demand or notice is required to create an event of default) or otherwise due or (B) the conversion price of the Convertible Debentures on the date the Mandatory Default Amount is paid in full, multiplied by the higher of (x) the VWAP of our common stock on the date the Mandatory Default Amount is demanded or otherwise due or (y) the VWAP of our common stock on the date the Mandatory Default Amount is paid in full, or (ii) 115% of the outstanding principal amount of the Debenture, plus 100% of accrued and unpaid interest hereon, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, and (b) all other amounts, costs, expenses and liquidated damages due in respect of such Convertible Debenture. After the occurrence of an event of default that results in the acceleration of the Convertible Debentures, the interest rate on the Convertible Debentures will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. Additionally, upon the occurrence of an event of default, at the holder’s election each Convertible Debenture will become convertible into shares of our common stock at the lesser of (i) the conversion price of the Convertible Debentures, and (ii) 70% of the average VWAP of our common stock for the five trading days in the preceding twenty trading days that have the lowest VWAP during such period.

Related Party Promissory Notes. On July 5, 2011, we entered into a definitive master funding agreement with MMD Genesis LLC (“MMD Genesis”), a company the three principals of  which are our Chairman of the Board and Chief Executive Officer, Mark Munro, one of our directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of our common stock.  Pursuant to the master funding agreement, MMD Genesis made loans to us from time to time to fund certain of our working capital requirements and a portion of the cash purchase prices of our business acquisitions. All such loans originally bore interest at the rate of 2.5% per month and matured on June 30, 2014.  At December 31, 2013 and 2012, outstanding loans from MMD Genesis in the aggregate principal amount of $3,925,000 and $350,000, respectively, were outstanding.

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3,925,000, and accrued interest thereon in the amount of $963,746, was restructured and, in lieu thereof, we issued to the principals of MMD Genesis LLC or their designees the following notes:

•	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $346,904 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to Mark Munro in the principal amount of $737,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•
a note issued to Forward Investments, LLC in the principal amount of $650,000 that bears interest at the rate of 10% per annum, matures on June 30, 2015 and is convertible into shares of our common stock at an initial conversion price of $6.36 per share; and

•
a note issued to Forward Investments, LLC in the principal amount of $2,825,000 that bears interest at the rate of 2% per annum, matures on June 30, 2015 and is convertible into shares of our common stock at an initial conversion price of $6.36 per share.

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made loans to us for working capital purposes in the amounts of $1.8 million and $1.2 million, respectively.  Such loans are evidenced by promissory notes that bear interest at the rate of 10% per annum, mature on June 30, 2015 and are convertible into shares of our common stock at an initial conversion price of $6.36 per share.

ICG Convertible Promissory Notes.  On April 26, 2013, we entered into a purchase agreement, or the ICG Purchase Agreement, with ICG USA, LLC, or ICG, pursuant to which we agreed to sell, and ICG agreed to purchase, unsecured convertible promissory notes, or the ICG Notes, in the aggregate principal amount of up to $1,725,000, for an aggregate purchase price of up to $1,500,000, at up to three separate closings, with each such closing subject to customary closing conditions.

We received aggregate proceeds under the ICG Purchase Agreement of $1,500,000, with the difference between the amount of proceeds we received and the aggregate principal amount of the ICG Notes we issued representing an up-front interest payment, with no additional interest being owed on the ICG Notes. On April 30, 2013, at the first closing of the sale of ICG Notes under the ICG Purchase Agreement, we issued to ICG an ICG Note in the principal amount of $862,500 for a purchase price of $750,000, representing an up-front interest charge of $112,500. On August 28, 2013, at the second closing of the sale of ICG Notes under the ICG Purchase Agreement, we issued to ICG an ICG Note in the principal amount of $287,500 for a purchase price of $250,000, representing an up-front interest charge of $37,500. On October 30, 2013, at the third closing of the sale of ICG Notes under the ICG Purchase Agreement, we issued to ICG an ICG Note in the principal amount of $575,000 for a purchase price of $500,000, representing an up-front interest charge of $75,000.

The initial ICG Note in the principal amount of $862,500 matured on the earlier of (i) the six-month anniversary of the original date of issuance of such ICG Note, or (ii) ten trading days after the consummation of any capital raise resulting in gross proceeds of at least $3,000,000. The ICG Note in the principal amount of $287,500 matured on the earlier of (i) the six-month anniversary of the original date of issuance of such ICG Note, or (ii) 90 trading days of after the consummation of any public offering resulting in gross proceeds of at least $3,000,000. If, however, we did not complete a capital raise by the six-month anniversary of the original date of issuance of either such ICG Note, then ICG could have elected to be repaid the principal amount of such ICG Note by either (a) receiving 25% of our future monthly cash flows until such time as all principal due under such ICG Note has been repaid and/or (b) converting the unpaid principal amount of such ICG Note into shares of our common stock.  If, following such six-month period, ICG made such election to convert, the outstanding principle balance of the ICG Notes was convertible into shares of common stock at a price per share equal to 80% of the lesser of (i) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversation or (ii) the closing bid price of our common stock on the date of conversion, but in no event less than $11.60 per share.

At December 31, 2013, the aggregate outstanding principal amount of the three ICG Notes was $1,725,000. On March 4, 2014, the entire principal amount of the three ICG Notes was converted into 161,215 shares of our common stock.

Pursuant to the ICG Purchase Agreement, in connection with the issuance of each ICG Note, we also issued to ICG two-year warrants, or the ICG Warrants, to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares into which the related ICG Note may be converted on the date of issuance of such ICG Note.  The ICG Warrants were exercisable at an exercise price of 4.80 per share. In November 2013, ICG exercised all of the warrants on a cashless basis and received 138,396 shares of common stock.

At the initial closing under the ICG Purchase Agreement, we paid to Aegis Capital Corp., the representative of the underwriters in our November 2013 equity offering, a placement agent fee in the amount of $69,000 for its services as placement agent for the securities sold at such closing. At the second closing under the ICG Purchase Agreement, we paid to Aegis Capital Corp. a placement agent fee in the amount of $23,000 for its services as placement agent for the securities sold at such closing. At the third closing under the ICG Purchase Agreement, we paid to Aegis Capital Corp. a placement agent fee of $34,750 for its services as placement agent for the securities sold at such closing.

Wellington Promissory Note. On September 17, 2012, we entered into a promissory note, or the Wellington Note, with Wellington Shields & Co. LLC, or Wellington, as evidence of the fees we owed to Wellington for services rendered relating to the MidMarket Loan Agreement.  The Wellington Note was for a term of 35 days with interest in arrears from September 17, 2012 at the lowest applicable federal rate of interest. As of December 31, 2012, $95,000 of principal plus accrued interest remained outstanding on the Wellington Note and we were in default due to our failure to pay such amounts in full.  The Wellington Note was paid in full in May 2013.

Note and Warrant Purchase Agreement with UTA Capital LLC.  On August 6, 2010, we secured a working capital loan from UTA Capital LLC, with Digital Comm as the borrower.  In connection with such loan, we issued to UTA Capital, LLC warrants initially to purchase 41,905 shares of our common stock with an exercise price of $75.00 per share.  The warrants were exchanged for 52,190 shares of common stock on September 6, 2012.  We paid off the remaining outstanding balance of this loan in September 2012.

Obligations Under Purchase Agreements for Recent Acquisitions

In connection with the acquisitions of our subsidiaries, we entered into purchase agreements pursuant to which we agreed to certain on-going financial and other obligations.  The following is a summary of the material terms of the purchase agreements for our recent and pending acquisitions for which we have on-going financial obligations.

T N S, Inc.  On September 17, 2012, we entered into a Stock Purchase Agreement (the “T N S Agreement”) with the stockholders of T N S pursuant to which we acquired all the outstanding capital stock of T N S for the following consideration paid or issued by us at the closing: (i) cash in the amount of $700,000, (ii) 4,150 shares of our Series F Preferred Stock, of which 575 shares are contingent and are subject to cancellation in whole or in part if T N S does not meet certain operating results for the year ending September 30, 2013, and (iii) 10,000 shares of our common stock.

In addition, in the T N S Agreement, we agreed that, upon completion of this offering, we will issue to the sellers an aggregate number of shares of common stock equal to (i) $200,000 divided by (ii) the offering price per share of our common stock in this offering. We have valued such obligation at $259,550 as of the acquisition date and recorded such amount as a liability as of such date.

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

In the T N S Agreement, we granted the sellers the right to put to us the shares of common stock issued at the closing for $50.00 per share, beginning 18 months after the closing and continuing for 60 days thereafter. In addition, the holders of the Series F Preferred Stock could demand that an aggregate of 3,000 shares of Series F Preferred Stock be redeemed beginning on November 27, 2012 at a redemption price of $1,000 per share, with the redemption to occur within 20 days of such request.  The holders could have also requested that an additional 575 shares of Series F Preferred Stock be redeemed beginning on September 17, 2013 and that any additional shares of Series F Preferred Stock be redeemed beginning on September 17, 2014.

On December 21, 2013 we entered into agreement with TNS sellers to satisfy all our outstanding obligations related to the TNS agreement. Based on the terms of that agreement we settled all our remaining obligations to the TNS sellers by converting the 1,150 shares of  Series F Preferred Stock owned by such sellers, along with the settlement of the common shares with a put option, issued additional shares to settle contingent consideration and the shares to be issued in connection with our public offering which aggregated to 466,702 shares of our common stock. At the time of settlement, there was no contingent consideration outstanding. The shares issued to settle the contingent consideration arrangement resulted in a loss of $2.2 million.

Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC.  On November 15, 2011, we entered into, and on December 14, 2011 we amended, a Stock Purchase Agreement (the “Rives-Monteiro Agreement”) with the two members of RM Engineering and RM Leasing (collectively Rives-Monteiro) pursuant to which we acquired 49% of the membership interests of RM Engineering, were granted the right to purchase the remaining 51% of RM Engineering for $1.00 and acquired all of the membership interests of RM Leasing for the following consideration: (i) a cash payment in the amount of $300,000, of which $100,000 was paid on December 29, 2011, the date of consummation of the acquisitions, $100,000 was payable on or before March 29, 2012, and $100,000 was payable on or before June 29, 2012, (ii) 15,000 shares of common stock, (iii) the assumption of indebtedness in the aggregate amount of $211,455, (iv) an amount equal to 50% of the net income of RM Engineering during the 18-month period following date of acquisition of RM Engineering, and (v) warrants to purchase up to 1,000 additional shares of common stock at a price equal to the lower of a 25% discount to the market price of the common stock on the date of exercise or $150.00 per share, for each $500,000 of EBITDA earned by RM Engineering during the 24-month period following the date of acquisition of RM Engineering.  The cash payments in the aggregate amount of $200,000 were not paid when due in March and June 2012, and the parties have agreed that such payments will be made on or prior to the closing of this offering. We valued the contingent consideration likely to be paid at $126,287 as of December 31, 2012. As of March 31, 2013, we determined, based upon the operating results of RM Engineering since the date of acquisition, that the fair value of this contingent consideration should be adjusted to $0 and no contingent consideration will be earned.

AW Solutions. On April 3, 2013, we entered into a Purchase Agreement (the “AWS Agreement”) with AW Solutions Inc., AW Solutions Puerto Rico, LLC and each of the equity owners of such companies pursuant to which we acquired all of the outstanding capital stock of AW Solutions Inc. and the membership interests of AW Solutions Puerto Rico, LLC for an aggregate purchase price of $8,760,097, subject to certain customary working capital adjustments.

At the closing of the acquisition on April 15, 2013, we made a cash payment to the sellers in the amount of $475,000 (the “Closing Date Cash Payment”), and made a cash payment in the amount of $25,000 to an escrow agent to be held in escrow in accordance with the terms of an escrow agreement. We also issued promissory notes (the “AW Notes”) to each of the sellers in the aggregate principal amount of $2,107,804. The AW Notes bear interest at the rate of 0.22% per annum and are payable within five business days of the earlier of (i) the date of consummation of this offering or (ii) September 30, 2013. On the maturity date of the AW Notes, 5% of the then-outstanding principal balance of the AW Notes will be delivered by us to the escrow agent to be held in escrow. The AW Notes are secured by a lien on the accounts receivable of AW Solutions as of the closing date pursuant to a security agreement among the sellers, AW Solutions and our company.  If we default on the AW Notes, the sellers may exercise their lien on the accounts receivable of AW Solutions. As additional consideration for the purchase of AW Solutions, we issued to the sellers an aggregate of 203,735 shares of our common stock. Any amounts remaining held in escrow by the escrow agent not subject to any claims shall be released to the sellers nine months after the closing date.

The AWS Agreement provides for certain earn-out payments to the Sellers based on the first and second anniversary EBITDA of AW Solutions. Following the first anniversary of the closing date, we will calculate the EBITDA of AW Solutions for the twelve-month period beginning on the closing date and ending on the first anniversary of the closing date (the “First Anniversary EBITDA”), which will be subject to review by the sellers in accordance with the AWS Agreement. If required, we will make an earn-out payment to the Sellers based on the First Anniversary EBITDA as follows (the “First EBITDA Adjustment”):

(i)	if the First Anniversary EBITDA is less than $2,000,000, the First EBITDA Adjustment will be zero;

(ii)
if the First Anniversary EBITDA is equal to or greater than $2,000,000 and less than or equal to $3,000,000, then the First EBITDA Adjustment will be equal to the First Anniversary EBITDA and will be paid by us to the sellers in cash;

(iii)
if the First Anniversary EBITDA is greater than $3,000,000 and less than or equal to $4,000,000, then the First EBITDA Adjustment will be equal to 1.5 times the First Anniversary EBITDA and will be paid by us to the sellers in cash;

(iv)
if the First Anniversary EBITDA is greater than $4,000,000 and less than or equal to $5,000,000, then the First EBITDA Adjustment will be equal to 2.0 times the First Anniversary EBITDA, of which 50% will be paid by us to the sellers in cash and 50% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the first anniversary of the closing date; or

(v)
if the First Anniversary EBITDA is greater than $5,000,000, then the First EBITDA Adjustment will be equal to 2.25 times the First Anniversary EBITDA, of which 50% will be paid by us to the sellers in cash and 50% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the first anniversary of the closing date.

Following the second anniversary of the closing date, we will calculate the EBITDA of AW Solutions for the twelve-month period beginning on the first anniversary of the closing date and ending on the second anniversary of the closing date (the “Second Anniversary EBITDA”), which will be subject to review by the sellers in accordance with the AWS Agreement. We will make an earn-out payment to the sellers based on the Second Anniversary EBITDA as follows (the “Second EBITDA Adjustment”):

(i)	if the Second Anniversary EBITDA is less than or equal to the First Anniversary EBITDA, then the Second EBITDA Adjustment will be zero;

(ii)
if the Second Anniversary EBITDA exceeds the First Anniversary EBITDA (the “EBITDA Growth Amount”) by an amount less than $1,000,000, the Second EBITDA Adjustment will be equal to 2.0 times the EBITDA Growth Amount and will be paid us to the sellers in cash;

(iii)
if the EBITDA Growth Amount is equal to or greater than $1,000,000 and less than $3,000,000, then the Second EBITDA Adjustment will be equal to 2.25 times the EBITDA Growth Amount, of which 88.88% will be paid by us to the sellers in cash and 11.12% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the second anniversary of the closing date; or

(iv)
if the EBITDA Growth Amount is equal to or greater than $3,000,00, then the Second EBITDA Adjustment will be equal to 2.5 times the EBITDA Growth Amount, of which 80% will be paid by us to the sellers in cash and 20% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on second anniversary of the closing date.

On December 31, 2013, we evaluated the amount of contingent consideration to be paid and increased the amount by $1.7 million to $4.4 million.

RentVM.  On February 3, 2014, we entered into a Stock Purchase Agreement (the “RentVM Agreement”) with RentVM and the stockholders of RentVM pursuant to which we acquired all the outstanding capital stock of RentVM.  In consideration for such shares of capital stock, at closing we issued 400,000 shares of our common stock, of which (i) an aggregate of 331,601 of the shares were issued to the sellers and (ii) 68,399 of the shares were placed in escrow (the “Escrow Shares”).  The Escrow Shares secure, among other things, the sellers’ indemnification obligations under the RentVM Agreement.  Notwithstanding the foregoing, provided no claim for indemnity has been made, or if a claim has been made and there are sufficient Escrow Shares remaining to satisfy such claim, the sellers may request a release of up to 25% of the remaining Escrow Shares to cover personal tax liabilities associated with the acquisition.

Up to and including the 90th calendar day following the closing date of the acquisition, we have the option to purchase from the sellers, on a pro rata basis, for an aggregate option purchase price of $1,000,000 in cash, a number of shares of our common stock equal to the quotient of $1,000,000 divided by $14.62 (the closing price of our common stock on the trading day immediately preceding the date of the RentVM Agreement).

Integration Partners – NY Corporation.  Effective as of January 1, 2014, we consummated the acquisition of all of the outstanding capital stock of IPC, pursuant to the terms of a Stock Purchase Agreement, dated as of December 12, 2013 and amended on January 1, 2014 (the “IPC Agreement”), by and among IPC, the sole stockholders of IPC and our company. The purchase price for the acquisition was paid as follows:

●	an aggregate of $12,509,747 was paid to owners of IPC;

●	a convertible promissory note was issued to an owner of IPC in the original principal amount of $6,254,873;

●	45,676 shares of our common stock will be issued to an owner of IPC or his designee(s);

●	5,886 shares of our common stock will be issued to certain owners of IPC or their respective designee(s); and

●	$941,594 and 47,080 shares of our common stock was placed in escrow to secure the sellers’ indemnification and certain other obligations under the IPC Agreement.

As additional earn-out consideration, pursuant to the terms of the IPC Agreement, we will pay to a former owner of IPC an amount equal to (i) the product of 0.6 multiplied by the EBITDA of IPC for the 12-month period beginning on January 1, 2014 (the “Forward EBITDA”), plus (ii) in the event that the Forward EBITDA exceeds the closing trailing-twelve-month EBITDA by 5.0% or more, an amount equal to 2.0 multiplied by this difference, which amount will be payable in cash, or at our election, shares of our common stock. We will record any contingent consideration paid as compensation expense in the period earned.

The promissory note we issued at closing accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder is due and payable on December 31, 2014.  At the election of the holder of such promissory note, such promissory note is convertible into shares of our common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events).  Beginning on July 1, 2014, if our common stock is trading at a price of greater than or equal to $16.99 for ten consecutive trading days, we may elect to force the conversion of such promissory note.

Proceeds from Equity Issuances.

In the years ended December 31, 2013 and 2012, we raised net proceeds of $5.8 million and $6.9 million, respectively, through public and private sales of equity securities.

Accounts Receivable

We had gross accounts receivable at December 31, 2013 and 2012 of $8.6 million and $8.2 million, respectively. Accounts receivable at December 31, 2012 was significant relative to the annual revenues for the year ended December 31, 2012 for the following reasons:

●
We acquired ERFS on December 17, 2012. The revenue we recorded for ERFS for the year ended December 31 2012 was $146,036, while the accounts receivable for ERFS included in our consolidated accounts receivable at December 31, 2012 was $821,357.

●
We acquired T N S on September 17, 2012. The revenue that was included for T N S from September 17, 2012 through December 31, 2012 was $1,042,367, while the amount of accounts receivable included in our consolidated accounts receivable on December 31, 2012 was $558,849.

●
We acquired the ADEX entities on September 17, 2012. The revenue that was included for the ADEX entities from September 17, 2012 through December 31, 2012 was $10,577,197, while the amount of accounts receivable included in our consolidated accounts receivable on December 31, 2012 was $6,758,439.

Our days sales outstanding calculated on an annual basis was not meaningful at December 31, 2012 because we had owned the companies noted above only for a short period. Our days sales outstanding as of December 31, 2013 was 61 days, which we believe is more representative of what should be expected going forward.

Working Capital

At December 31, 2013, we had working capital of approximately $4.2 million, as compared to a working capital deficit of approximately $4.7 million at December 31, 2012.  The increase of $8.9 million in our working capital from December 31, 2012 to December 31, 2013 was primarily the result of an increase in cash of approximately $17.3 million resulting primarily from the proceeds of our sale of $11.6 million aggregate principal amount of the Convertible Debentures and $2.0 million of additional debt securities in December 2013.  The increase in current assets was offset, in part, by the increase in current liabilites at December 31, 2013 that was due primarily to an increase in  accounts payable and accrued expenses of $5.2 million.  The increase in accounts payable was primarily the result of increased legal and accounting fees and expenses of approximately $1.0 million, a significant portion of which related to services provided for our public offering of equity securities in the fourth quarter of 2013, accrued interest of $1.7 million and accrued dividends on preferred stock of $0.5 million.

The increase in our working capital at December 31, 2013 was attributable, in part, to our requirement for a cash payment of approximately $12.5 million in connection with our acquisition of IPC on January 1, 2014.  Giving effect to such cash payment on January 1, 2014 and to the increase in our working capital in the amount of approximately $0.8 million due to our consolidation  of the working capital of IPC as of such date, on a pro forma basis we would have had a working capital deficit of approximately $7.6 million at December 31, 2013.  We raised $11.6 million through the issuance of the Convertible Debentures, and an additional $2.0 million through the sale of debt securities, in December 2013. The proceeds of such financings were used for the cash portion of the purchase price of IPC.

On or prior to December 31, 2014, we have obligations relating to the payment of indebtedness as follows:

●	$3,925,000 with respect to our note payable to MMD Genesis, which is due in June 2014;

●	approximately $259,000 with respect to the bank line of credit of RM Engineering, which is due in July 2014;

●
an amount payable to the sellers of AW Solutions in May 2014, which will be calculated based upon the EBITDA of AW Solutions and for which we have recorded a contingent liability for contingent consideration in the amount of approximately $2.6 million ;

●	$5.3 million payable to the holders of the Convertible Debentures, which is payable in six monthly installments commencing in July 2014; and

●	$6.3 million payable to a seller of IPC in respect of a convertible promissory note that matures on December 31, 2014.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to December 31, 2014 from earnings from operations, including in particular the operations of ADEX, T N S, AW Solutions and IPC, each of which we recently acquired, and possibly from the proceeds of additional indebtedness and equity raises.  We anticipate meeting our cash obligations in connection with our acquisitions of VaultLogix and Telco from the sale of additional debt or equity securities. There can be no assurance, however, that we will be able to obtain any additional financing on terms that are acceptable to us, if at all.

We anticipate that our earnings from operations and a portion of the proceeds from the additional financings discussed above will be sufficient to fund our debt repayment obligations.  If we are not successful in obtaining additional financing, we expect that we will be able to renegotiate and extend certain of our notes payable as required to enable us to meet our debt obligations as they become due, although there can be no assurance we will be able to do so.

Cash Flows.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Year ended December 31,
	2013	2012
Net cash provided by (used in) operations	$2,792,934	$(2,975,942)
Net cash used in investing activities	(233,377)	(13,735,393)
Net cash provided by financing activities	15,053,126	17,269,028

Net cash used in operating activities.

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

 Net cash provided by operating activities for the year ended December 31, 2013 of $2.8 million was primarily attributable to a net loss of $24.3 million offset by increases in the fair value of our derivative liability and our accounts payable and accrued expenses of $14.2 million and $6.3 million, respectively.

Net cash used in operating activities for the year ended December 31, 2012 of $3.0 million was primarily attributable to a net loss of $1.2 million and an increase in net accounts receivable of $1.4 million primarily due to revenue growth for the year ended December 31, 2012, which was offset in part by an increase in accounts payable and accrued expenses of $2.1 million.

Net cash used in investing activities.

Net cash used in investing activities for the years ended December 31, 2013 and 2012 was $1.2 million and $13.7 million, respectively, consisting primarily of cash used for acquisitions and purchases of capital equipment.

Net cash provided by financing activities.

Net cash provided by financing activities for the year ended December 31, 2013 was $15.1 million, which resulted primarily from the proceeds of $17.1 million we received from the sale of the Convertible Debentures and other borrowings, the public offering of our common stock which generated $2.8 million, net of issuance costs, and the proceeds of $0.8 million we received from the sale of preferred stock, offset in part by repayments of notes and loans payable of $3.0 million, increase in deferred loan costs of $1.8 million and the redemption of outstanding preferred stock of $3.0 million.

Net cash provided by financing activities for the year ended December 31, 2012 was $17.3 million, which resulted primarily from the proceeds from the loans under the MidMarket Loan Agreement and the sale of preferred shares.

Rental Obligations.

We and our operating subsidiaries have real property leases as described in this report under Item 2. – Properties. These leases expire on various dates through 2017.

The future minimum obligation during each year through 2017 under the leases with non-cancelable terms in excess of one year is as follows:

Years Ended December 31,	Future Minimum
Lease Payments
2014	$449,567
2015	219,705
2016	112,641
2017	66,710
Total	$848,623

Capital expenditures

We had capital expenditures of $124,273 and $89,258 for the years ended December 31, 2013 and 2012, respectively.  We expect our capital expenditures for the 12 months ending December 31, 2014 to be consistent with our prior spending.  These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment.  We expect to fund such capital expenditures out of our working capital.

Off-balance sheet arrangements

During the years ended December 31, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based on our historical and pro forma consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes.  On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, income taxes, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards derivatives, contingent consideration and accruals for contingencies, including legal matters.  These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and as a result, actual results could differ materially from these estimates.

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates that are used in the preparation of our historical and pro forma consolidated financial statements.  The impact of these policies affects our reported and expected financial results and are discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

 Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our historical consolidated financial statements.  The notes to our consolidated financial statements in this report contain additional information related to our accounting policies, including the critical accounting policies described herein, and should be read in conjunction with this discussion.

Emerging Growth Company.

 On April 5, 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law.  The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company,” we may delay adoption of new or revised accounting standards applicable to public companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards.  We have elected not to take advantage of the benefits of this extended transition period.  As a result, our financial statements will be comparable to those of companies that comply with such new or revised accounting standards.  Upon issuance of new or revised accounting standards that apply to our financial statements, we will disclose the date on which we will adopt the recently-issued accounting guidelines.

REVENUE RECOGNITION

Our revenues are generated from two reportable segments, specialty contracting services and telecommunication staffing services.  We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The specialty contracting services segment is comprised of  TNS, Tropical, AW Solutions and RM Engineering. Specialty contracting services revenues are derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical and RM Engineering provide that payment for our services may be based on either 1) direct labor hours at fixed hourly rates or 2) fixed-price contracts. The services provided under the contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to six months.

AW Solutions recognizes revenue using the percentage of completion method.   Revenues and fees on these contracts are recognized specifically utilizing the efforts-expended method, which uses measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. We use labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period revisions are determined.

AW Solutions also generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the telecommunication staffing service segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for our services may be based on either 1) direct labor hours at fixed hourly rates or 2) fixed-price contracts. The services provided under the contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, we will provide either progress billing at least once a month or upon completion of the clients' specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2013 and 2012.

We sometimes require customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

During 2013 and 2012, we did not recognize any revenue from cloud-based services.

Allowances for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  Management analyzes the collectability of accounts receivable balances each period.  This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors.  Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts.  We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations.  We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of December 31, 2013 and 2012.

Goodwill and Intangible Assets.

 As of December 31, 2013 and 2012, we had goodwill in the amount of $17.1 million and $14.8 million, respectively.  We did not recognize any goodwill impairment during the years ended December 31, 2013 or 2012.

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

Our goodwill resides in multiple reporting units that are aggregated into our two reporting segments for our goodwill impairment testing. One reporting segment is composed of our telecommunications staffing services, which is comprised of the ADEX entities.  The other reporting segment, specialty contracting services, is an aggregation of our TNS, Tropical, RM Engineering and AW Solutions reporting units.  The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues from a limited number of customers, and the level of overall economic activity.  During times of slowing economic conditions, our customers may reduce capital expenditures and defer or cancel pending projects.  Individual reporting units may be relatively more impacted by these factors than us as a whole. As a result, demand for the services of one or more of our reporting units could decline resulting in an impairment of goodwill or intangible assets in one of our reporting segments.

Certain of our business units also have other intangible assets, including customer relationships, trade names and non-compete agreements.  As of December 31, 2013 and 2012, we believed the carrying amounts of these intangible assets were recoverable.  However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Stock-Based Compensation.

Our stock-based award programs are intended to attract, retain and reward employees, officers, directors and consultants, and to align stockholder and employee interests.  We granted stock-based awards to individuals in both 2013 and 2012.  Our policy going forward will be to issue awards under our 2012 Employee Incentive Plan and Employee Stock Purchase Plan.

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

The fair value of restricted stock is estimated on the date of grant and is generally equal to the closing price of our common stock on that date. The price of our common stock price has varied greatly during the years ended December 31, 2013 and 2012.  Some of the factors that influenced the market price of our stock during these periods include:

●	the closing of four acquisitions (ADEX, T N S, ERFS and AW Solutions in 2012 and 2013);

●	increasing indebtedness to fund such acquisitions;

●	the entering into of a definitive agreement to acquire IPC and Telco;

●	the approval and eventual effectuation of a 1-for-125 reverse stock split in January 2013 and a one-for-four reverse stock split in August 2013, which caused uncertainty and volatility; and

●	our stock being very thinly traded prior to the listing of our common stock on the Nasdaq Capital Market in October 2013, resulting in large fluctuations.

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

The following tables summarize our stock-based compensation for the years ended December 31, 2013 and 2012.

Year Ended December 31, 2013

Date	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted
2/6/2013	5,000	$2.88	$2.88	$14,400
2/15/2013	6,250	3.38	3.38	21,125
3/26/2013	5,000	3.00	3.00	15,000
12/4/2013	139,500	9.59	9.59	1,337,805
12/30/2013	11,700	17.41	17.41	203,697

Year Ended December 31, 2012

Date	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted
8/8/2012	4,000	$6.00	$6.00	$24,000
9/19/2012	6,000	8.50	8.50	51,000
10/9/2012	8,000	12.05	12.05	96,400
10/19/2012	5,000	13.50	13.50	67,500
11/16/2012	10,000	10.00	10.00	100,000

Since December 31, 2013, there have been no grants of stock-based compensation.

Income Taxes.

We account for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. ASC Topic 740, Income Taxes (ASC Topic 740), prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition.  Under ASC Topic 740, companies may recognize a previously-unrecognized tax benefit if the tax position is effectively (rather than ”ultimately”) settled through examination, negotiation or litigation.

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

Temporary Equity.

At each balance sheet date, we re-evaluate the classification of our redeemable instruments, as well as the probability of redemption. If the redemption amount is probable or the instrument is currently redeemable, we record the instrument at its redemption value.  Upon issuance, the initial carrying amount of a redeemable equity security it its fair value. If the instrument is redeemable currently at the option of the holder, it will be adjusted to its maximum redemption amount at each balance sheet date. If the instrument is not redeemable currently and it is not probable that it will become redeemable, it is recorded at its fair value. If it is probable the instrument will become redeemable it will be recognized immediately at its redemption value. The resulting increases or decreases in the carrying amount of a redeemable instrument will be recognized as adjustments to additional paid-in capital.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and stockholders’ deficit and cash flows for each of the two years in the years ended December 31, 2013 and 2012, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-48 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.      CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Securities Exchange Act of 1934, together with the material weaknesses in our internal control over financial reporting as described later in this section. To remediate the material weaknesses in disclosure controls and procedures related to our inability to timely file reports and other information with the SEC, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 the following material weaknesses existed:

(1)	We did not effectively implement comprehensive entity-level internal controls, as evidenced by the following control deficiencies:

•
Entity Level Internal Control Evaluation. We did not formally consider entity-wide controls that are pervasive across our company when considering whether control activities are sufficient to address identified risks.

•
Assessment of Information Technology. We did not formally evaluate the extent of our needed information technology controls in relation to our assessment of processes and systems supporting financial reporting.

•
Ongoing and Separate Evaluations. We did not effectively create and maintain effective evaluations on the progress of our remediation efforts nor the consistent evaluations of the operating effectiveness of our internal controls over financial reporting.

•
Reporting Deficiencies. We did not perform timely and sufficient internal or external reporting of our progress and evaluation of prior year material weaknesses or the current fiscal year internal control deficiencies.

(2)
We lack a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements.  The monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively.   As a result, numerous adjustments to our financial statements were identified and this fact, coupled with the lack of personnel, limits our ability to prepare and timely issue our required filings with the SEC.

(3)	We lack the quantity of resources to implement an appropriate level of reveiw controls to properly evaluate the completeness and accuracy of transactions entered into by the Company.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

We believe that we are addressing the deficiencies that affected our internal control over financial reporting and we are developing specific action plans for each of the above material weaknesses. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following sets forth information about our executive officers and directors as of March 31, 2014.

Name	Position	Age

Mark Munro	Chairman of the Board, Chief Executive Officer	51
Mark F. Durfee	Director	57
Charles K. Miller	Director	53
Neal L. Oristano	Director	58
Frank Jadevaia	President	54
Daniel J. Sullivan	Chief Financial Officer	56
Roger M. Ponder	Chief Operating Officer	61
Scott Davis	Senior Vice President of Sales and Marketing	42

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

Frank Jadevaia, President. Mr. Jadevaia has served as our President since January 2014.  From November 2005 to January 2014, prior to our acquisition of IPC, Mr. Jadevaia was a Managing Partner at IPC.  From November 2001 to November 2006, he was a Vice President of Sales of Nortel Networks Corporation, a telecommunications equipment manufacturer. Mr. Jadevaia received his B.S. from Bloomfield College in business. Mr. Jadevaia brings extensive enterprise and service provider management experience to our executive management team.

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

Scott Davis, Senior Vice President of Sales and Marketing.  Mr. Davis has served as our Senior Vice President of Sales and Marketing since February 2014. Prior to joining our company, Mr. Davis was President of NTSDirect, a value-added distributor of telecommunications equipment, from November 2010 to February 2014. From August 2006 to November 2010, Mr. Davis was Executive Director, Officer of Xeta Technologies Inc., a publicly-held technology integrator that was sold to Paetec Holding Corp. in 2011. Prior thereto, Mr. Davis held various positions with Nortel Networks, Inc., most recently as a Vice President of its Channel Partner Organization. Mr. Davis received his B.S. in entrepreneurial studies from the University of Wisconsin and his MBA in Finance from North Central College. Mr. Davis brings extensive experience in marketing and sales to our executive management team.

Board Composition

Our board of directors consists of four members, all of whom, with the exception of our chief executive officer, Mr. Munro, are “independent directors,” as defined in applicable rules of the Securities and Exchange Commission and NASDAQ. All directors will hold office until their successors have been elected.  Officers are appointed and serve at the discretion of our board of directors.  There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our equity securities with the SEC. Such executive officers, directors and 10% stockholders also are required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during 2012, with the exception of Statements of Changes of Beneficial Ownership of Securities on Form 4 for our chairman of the board and chief executive officer, Mark Munro, filed on January 2, 2013, January 7, 2013, January 17, 2013, June 3, 2013, July 1, 2013, August 3, 2013 and December 19, 2013; Statements of Changes of Beneficial Ownership of Securities on Form 4 for our director, Mark F. Durfee, filed on January 17, 2013, August 7, 2013 and December 19, 2013; an Initial Statement of Beneficial Ownership of Securities on Form 3 for our director, Charles K. Miller, filed on April 18, 2013 and Statements of Changes of Beneficial Ownership of Securities on Form 4 for Mr. Miller filed on August 22, 2013 and December 19, 2013; an Initial Statement of Beneficial Ownership of Securities on Form 3 for our director, Neal L. Oristano, filed on February 10, 2013; a  Statement of Changes of Beneficial Ownership of Securities on Form 4 for our chief financial officer, Daniel J. Sullivan, filed on December 19, 2013; Statements of Changes of Beneficial Ownership of Securities on Form 4 for our chief operating officer, Roger M. Ponder, filed on January 16, 2013 and December 19, 2013; a Statement of Changes of Beneficial Ownership of Securities on Form 4 for our senior vice president and corporate secretary, Lawrence M. Sands, filed on December 19, 2013; and a Statement of Changes of Beneficial Ownership of Securities on Form 4 for American Financial Group, Inc., the beneficial owner of more than 10% of our common stock at the time of filing, filed on April 1, 2013.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors.  We will provide a copy of our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 1030 Broad Street, Suite 102, Shrewsbury, NJ 07702, Attention: Corporate Secretary.

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

Staggered Board

Pursuant to our amended and restated certificate of incorporation and our amended and restated bylaws, our board of directors has been divided into three classes and the members of each class serve for a staggered, three-year term.  Upon the expiration of the term of a class of directors, a director in that class will be elected for a three-year term at the annual meeting of stockholders in the year in which his or her term expires. The classes currently are composed as follows:

●	Mark F. Durfee is a Class I director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2013;

●	Neal L. Oristano is a Class II director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2014; and

●	Mark Munro and Charles K. Miller are Class III directors, whose terms will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2015.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Board Committees

Our board of directors has established the committees described below and may establish others from time to time.  The charters for each of our committees are available on our corporate website.

Audit Committee.  Our audit committee is comprised of Mark F. Durfee, Charles K. Miller and Neal L. Oristano. Mr. Miller is the chairperson of the committee.  Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the applicable rules of the Securities and Exchange Commission and NASDAQ. Our board of directors has designated Charles K. Miller as an “audit committee financial expert,” as defined under the applicable rules of the Securities and Exchange Commission. The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●
reviewing annually a report by the independent registered public accounting firm regarding the independent registered public accounting firm’s internal quality control procedures and various issues relating thereto;

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;

●
establishing policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;

●
periodically reviewing legal compliance matters, including any securities trading policies, periodically reviewing significant accounting and other financial risks or exposures to our company, reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party (as described in Item 404 of Regulation S-K);

●	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm; and

●	reviewing the audit committee report required by Securities and Exchange Commission rules to be included in our annual proxy statement.

The audit committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee. Our compensation committee is comprised of Mark F. Durfee, Charles K. Miller and Neal L. Oristano. Mr. Oristano is the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of NASDAQ, is a “non-employee director” within the meaning of Rule 16b-3(d)(3) promulgated under the Exchange Act and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, as amended. The compensation committee’s responsibilities include, among other things:

●	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

●	annually evaluating the performance of our chief executive officer in light of such corporate goals and objectives and approving the compensation of our chief executive officer;

●	annually reviewing and approving the compensation of our other executive officers;

●	annually reviewing our compensation, welfare, benefit and pension plans, and similar plans;

●	reviewing and making recommendations to the board of directors with respect to director compensation; and

●	reviewing for inclusion in our proxy statement the report of the compensation committee required by the Securities and Exchange Commission.

The compensation committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Governance and Nominating Committee. Our Governance and Nominating Committee, or nominating committee, is comprised of Mark F. Durfee, Charles K. Miller and Neal L. Oristano. Mr. Durfee is the chairperson of the committee. Our board of directors has determined that each of the committee members is an independent director for nominating committee purposes as that term is defined in the applicable rules of NASDAQ. The nominating committee’s responsibilities include, among other things:

●	developing and recommending to the board of directors criteria for board of directors and committee membership;

●	identifying individuals qualified to become board of directors members;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board of directors’ committees;

●	annually reviewing our corporate governance guidelines; and

●	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

The Governance and Nominating Committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Limitation of Liability and Indemnification

As permitted by the Delaware General Corporation Law, we have adopted provisions in our certificate of incorporation and bylaws that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

●	any breach of the director’s duty of loyalty to us or our stockholders;

●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

●	any transaction from which the director derived an improper personal benefit.

These limitations of liability do not alter director liability under the U.S. federal securities laws and do not affect the availability of equitable remedies, such as an injunction or rescission.

In addition, our bylaws provide that:

●	we will indemnify our directors, officers and, at the discretion of our board of directors, certain employees and agents to the fullest extent permitted by the Delaware General Corporation Law; and

●	we will advance expenses, including attorneys’ fees, to our directors and to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

We also have entered into indemnification agreements with each of our executive officers and directors. These agreements provide that we will indemnify each of our executive officers and directors to the fullest extent permitted by law and will advance expenses to each indemnitee in connection with any proceeding in which indemnification is available.

We expect to obtain general liability insurance that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

The above provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. The provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened litigation or proceedings that might result in a claim for such indemnification.

ITEM 11.        EXECUTIVE COMPENSATION

This section describes the material elements of compensation awarded to, earned by or paid to Mark Munro, our Chief Executive Officer, Lawrence M. Sands, our Senior Vice President and Corporate Secretary, and Daniel J. Sullivan, our Chief Financial Officer.  These individuals are referred to as the “named executive officers” in this report.  The following table provides a summary of compensation paid for the years ended December 31, 2013 and 2012 to the named executive officers:

Summary Compensation Table

						Non-Equity Incentive	All
		Base		Stock	Option	Plan	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)	($)
Mark Munro	2013	$88,267	$—	$479,500	$—	$—	$—	$567,767
Chief Executive Officer (2)	2012	—	—	—	—	—	—	—
Lawrence M. Sands	2013	124,431	—	239,750	—	—	14,400	378,581
Senior Vice President and Corporate Secretary (3)	2012	120,000	—	—	—	—	12,000	132,000
Daniel J. Sullivan	2013	126,923	—	239,750	—	—	—	366,673
Chief Financial Officer	2012	85,000	—	—	—	—	—	85,000
Roger M. Ponder	2013	81,923	—	239,750	—	—	—	321,673
Chief Operating Officer (4)	2012	—	—		—	—	—	—
________________

(1)
The amounts shown reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used to calculate the value of stock awards are described under the caption “Critical Accounting Policies and Estimates—Stock-Based Compensation” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and in Note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

(2)	Mr. Munro began receiving cash compensation for his services in May 2013.

(3)
Effective January 1, 2014, Mr. Sands remained an employee but was no longer an executive officer of our company. The amount reflected in the “All Other Compensation” column for Mr. Sands represents his car allowance for 2013 and 2012.

(4)	While Mr. Ponder became our Chief Operating Officer on November 2012, by agreement with Mr. Ponder, he commenced receiving cash compensation in May 2013.

Employment and Severance Agreements

In February 2014, we entered into three-year employment agreements with our President, Frank Jadevaia, and our Vice President of Sales and Marketing, Scott Davis (the "2014 Employment Agreements") pursuant to which such executive officers are entitled to the following compensation:

Executive	Title	Annual Base Salary	Annual Targeted Bonus
Frank Jadevaia	President	$400,000	Up to 75% of base salary
Scott Davis	Senior Vice President of Sales and Marketing	$225,000	Up to 100% of base salary

The 2014 Employment Agreements are each for a term of three-years, provided that such agreements will be automatically extended for additional one-year terms unless either party gives written notice of termination not less than sixty (60) days prior to the termination of the then-current term. Each executive is entitled to the annual compensation described above, and is eligible to a receive an annual incentive bonus as determined by our board of directors of a percentage of such executive's base salary as described above. During the term of employment, each executive is entitled to participate all employee pension and welfare benefit plans and programs, and fringe benefit plans and programs, made available to our employees generally, subject to the eligibility and participations restrictions of each such plan or program. Each executive also is entitled to reimbursement for all reasonable business expenses incurred by such executive in connection with carrying out such executive's duties.

The 2014 Employments Agreements are terminable by us for at any time, (i) for Cause (as defined in the 2014 Employment Agreements), (ii) without Cause upon at least thirty (30) days prior written notice to the executive, (iii) in the event of the executive's death, or (iv) in the event of the executive's disability, as determined in good faith by our board of directors. Each executive may terminate the agreement at any time upon not less than thirty (30) days prior written notice; provided, however, that each executive may terminate the agreement immediately for Good Reason (as defined in the 2014 Employment Agreements) if we have not remedied the circumstances giving rise to the basis of such termination for Good Reason within the applicable cure period. If the executive's employment is terminated without Cause or by the executive for Good Reason, in addition to payment of any accrued obligations, such executive will be entitled to certain severance benefits based on such executive's base salary and targeted incentive bonus amount then in effect, and such executive shall also be entitled to incentive bonuses with respect to the current year that would otherwise have been payable to such executive had such executive's employment not been terminated.

Pursuant to the 2014 Employment Agreements, each executive also is subject to customary confidentiality restrictions and work-product provisions, and each executive also is subject to customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

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

A total of 2,342,346 shares of our common stock is authorized for issuance with respect to awards granted under the 2012 Plan.  The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (i) 4% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) 2,000,000 shares, or (iii) such lesser number as determined by our board of directors.  Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2012 Plan.  As of the date of this report, stock grants of an aggregate of 139,500 shares have been made under the 2012 Plan, and 2,191,146 shares authorized under the 2012 Plan remain available for award purposes.

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

Share Reserve.  A total of 585,586 shares of our common stock is available for issuance under the Purchase Plan.  The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (i) 1% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by our board of directors.

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

The following table sets forth information about the compensation of the non-employee members of our board of directors who served as a director during the year ended December 31, 2013. Other than as set forth in the table and described more fully below, during the year ended December 31, 2013, we did not pay any fees, make any equity awards or non-equity awards or pay any other compensation to the non-employee members of our board of directors. Mr. Munro, our Chief Executive Officer, receives no compensation for his service as a director, and is not included in the table below.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark F. Durfee	$-	$97,554	-	-	-	-	$97,554
Charles K. Miller	30,000	102,349	-	-	-	-	132,349
Neal L. Oristano	-	97,554	-	-	-	-	97,554

(1)
The amounts shown reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used to calculate the value of stock awards are described under the caption “Critical Accounting Policies and Estimates—Stock-Based Compensation” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and in Note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers currently serves or in the past year has served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our board or Compensation Committee.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2014 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, March 25, 2014.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.  Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 10,760,784 shares of our common stock outstanding as of March 25, 2014.  Unless otherwise noted below, the address of the persons listed on the table is c/o InterCloud Systems, Inc., 1030 Broad Street, Suite 102, Shrewsbury, NJ 07702.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and Directors
Mark Munro(1)	742,063	6.9%
Mark F. Durfee(2)	846,134	7.9%
Frank Jadevaia(3)	423,032	3.8%
Charles K. Miller	36,203	*
Neal Oristano	59,651	*
Daniel J. Sullivan	25,000	*
Lawrence B. Sands	34,330	**
Roger Ponder	25,600	*
Scott Davis	-	*

All named executive officers and directors as a group	2,192,013	19.7%

5% or More Stockholders
Forward Investments LLC(4)	919,227	8.5%
___________

*       Less than 1.0%.

(1)
Includes (i) 493,790 shares of common stock held by Mr. Munro, (ii) 171,775 shares of common stock held by Mark Munro IRA, (iii) 69,715 shares held by 1112 Third Avenue Corp., (iv) 2,014 shares of common issuable upon exercise of warrants to purchase common stock held by 1112 Third Avenue Corp., and (v) 4,769 shares held by MMD Genesis LLC. Mr. Munro has sole voting and investment power over the shares held by 1112 Third Avenue Corp.  Mr. Munro, Mr. Mark Durfee and Mr. Douglas Shooker share voting and investment power over the shares held by MMD Genesis LLC.

(2)
Includes (i) 14,149 shares held by Mr. Durfee, (ii) 827, 216 shares held by Pascack Road LLC, and (ii) 4,769 shares held by MMD Genesis LLC. Mr. Durfee has sole voting and investment power over the shares held by Pascack Road LLC. Mr. Durfee, Mr. Mark Munro and Mr. Douglas Shooker share voting and investment power over the shares held by MMD Genesis LLC.

(3) Includes (i) 54,881 shares of common stock, and (ii) 368,151 shares of common issuable upon conversion of a convertible promissory note (based on the original principal amount of such note).
(4)
Pursuant to Amendment No. 1 to the Schedule 13D filed by Forward Investments LLC with the Securities and Exchange Commission on July 11, 2011, Douglas Shooker is the manager of Forward Investments LLC. The address of Forward Investments LLC is 1416 North Donnelly, Mt. Dora, Florida 32757.

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

In March 2014, our board of directors adopted a written related party transactions policy.  Pursuant to this policy, the audit committee of our board of directors will review all material facts of all related party transactions and either approve or disapprove entry into the related party transaction, subject to certain limited exceptions.  In determining whether to approve or disapprove entry into a related party transaction, our audit committee shall take into account, among other factors, the following: (i) whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances, (ii) the extent of the related party’s interest in the transaction and (iii) whether the transaction would impair the independence of a non-employee director.

Related Party Transactions

The following transactions were entered into prior to the adoption of the approval procedures described above.

Loan Transactions.  During the year ended December 31, 2013, MMD Genesis LLC, a company the three principals of  which are our Chairman of the Board and Chief Executive Officer, Mark Munro, one of our directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of our common stock, made loans to us from time to time in the aggregate principal amount of $3,675,000 to fund certain of our working capital requirements and a portion of the cash purchase price of our acquisition of IPC. At December 31, 2012, we had outstanding loans from MMD Genesis in the aggregate principal amount of $350,000.  All such loans originally matured on June 30, 2014. In October 2013, we made a principal payment in the aggregate amount of $100,000 with respect to such loans. No other payments of principal or interest have been made by us with respect to such loans, and at December 31, 2013, loans in the aggregate principal amount of $3,925,000 were outstanding.

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3,925,000, and accrued interest thereon in the amount of $994,996, was restructured and, in lieu thereof, we issued to the principals of MMD Genesis LLC or their designees the following notes:

•	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $346,904 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to Mark Munro in the principal amount of $737,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•
a note issued to Forward Investments, LLC in the principal amount of $650,000 that bears interest at the rate of 10% per annum, matures on June 30, 2015 and is convertible into shares of our common stock at an initial conversion price of $6.36 per share; and

•
a note issued to Forward Investments, LLC in the principal amount of $2,825,000 that bears interest at the rate of 2% per annum, matures on June 30, 2015 and is convertible into shares of our common stock at an initial conversion price of $6.36 per share.

We have not made any payments of principal or interest on any of the promissory notes issued on January 1, 2014.

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made loans to us for working capital purposes in the amounts of $1.8 million and $1.2 million, respectively.  Such loans are evidenced by promissory notes that bear interest at the rate of 10% per annum, mature on June 30, 2015 and are convertible into shares of our common stock at an initial conversion price of $6.36 per share.  We have not made any payments of principal or interest on such promissory notes.

Series E Preferred Stock Financing.  Between September 2012 and April 2013, we sold an aggregate of 3,350 shares of our Series E Preferred Stock at $1,000 per share for an aggregate purchase price of $3,350,000. In addition to such shares, the purchaser of Series E Preferred Stock also received two-year warrants to purchase in the aggregate a number of shares of common stock equal to 4.87% of the number of outstanding shares of common stock on a fully-diluted basis at a purchase price of $500 per share. These sales were made to “accredited investors” within the meaning of the Securities Act, including to certain of our affiliates. Charles K. Miller, a director, purchased 25 shares for a purchase price of $25,000 and a company owned by our Chief Executive Officer, Mark Munro, purchased 25 shares for a purchase price of $25,000. All of the outstanding shares of our Series E Preferred Stock were converted into an aggregate of 534,819 shares of common stock in August 2013. All of the two year warrants that were issued in connection with the sale of the Series E Preferred Stock were exercised in December 2013 on a cashless basis to purchase an aggregate of 138,396 shares of our common stock.

Restricted Stock Grants.  On December 2, 2013, our board of directors approved a grant under our 2012 Performance Incentive Plan of 50,000 shares of our common stock to our Chief Executive Officer, Mark Munro, and grants under such plan of 25,000 shares to each of our Chief Financial Officer, Daniel J. Sullivan, our Chief Operating Officer, Roger M. Ponder, and our Senior Vice President and Corporate Secretary, Lawrence M. Sands.  The closing sale price of our common stock on the NASDAQ Capital Market on December 2, 2013 was $9.59 per share.  For additional information regarding such stock grants, see Item 11. "Executive Compensation—Summary Compensation Table."

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

 ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO USA, LLP, our principal accountants for the year ended December 31, 2013, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $1,065,000 and $375,000 for the fiscal years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

	Year Ended December 31,
	2013	2012
Audit fees	$1,065,000	$375,000
Audit related fees	185,000	-
Tax fees	7,500	25,000
Other fees	-	-

In 2013, fees associated with the audit of our annual financial statements and reviews of our quarterly financial statements amounted to approximately $340,000, and fees in connection with our registration statement on Form S-1 that was filed in connection with our November 2013 equity offering amounted to approximately $725,000.

Audit-related fees included charges totaling approximately $125,000 associated with the audit of Integration Partners-NY Corporation as filed with Amendment No. 1 to our Current Report on Form 8-K and fees totaling approximately $60,000 associated with the audit of AW Solutions, LLC as part of our acquisition of that company.

All Other Fees

Other than as reported above, we did not engage our principal accountants to render any other services to us during the last two fiscal years.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Financial Statements

Our financial statements and the related Report of Independent Registered Public Accounting Firm are presented in the “F” pages following this report after the “Index to Financial Statements” attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2014

	By:	/s/ Mark Munro
Mark Munro
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer and Chairman of the Board of Directors	April 8, 2014
Mark Munro	(Principal Executive Officer)

/s/ Daniel Sullivan	Chief Financial Officer	April 8, 2014
Daniel Sullivan	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Mark Durfee	Director	April 8, 2014
Mark Durfee

/s/ Charles K. Miller	Director	April 8, 2014
Charles K. Miller

/s/ Neal L. Oristano	Director	April 8, 2014
Neal L. Oristano

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Stock Purchase Agreement, dated as of January 14, 2010, between Digital Comm, Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

2.2†
Stock Purchase Agreement, dated as of August 15, 2011, between William DeVierno and the Company (incorporated by reference to Exhibit 2.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

2.3†
Stock Purchase Agreement, dated as of November 15, 2011, between Margarida Monteiro, Carlos Monteiro and the Company (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

2.4
Amendment to Stock Purchase Agreement, dated as of December 14, 2011, between Margarida Monteiro, Carlos Monteiro and the Company (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

2.5†
Asset Purchase Agreement, dated as of November 19, 2012, between Tekmark Global Solutions, LLC and the Company (incorporated by reference to Exhibit 2.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

2.6
Equity Purchase Agreement, dated as of November 30, 2012, among ADEX Corporation, Environmental Remediation and Financial Services, LLC and Mark Vigneri (incorporated by reference to Exhibit 2.9 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).

2.7†
Stock Purchase Agreement, dated as of September 17, 2012, between T N S, Inc., Joel Raven and Michael Roeske and the Company (incorporated by reference to Exhibit 2.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

2.8†
Equity Purchase Agreement, dated as of September 17, 2012, between ADEX Corporation, ADEXCOMM Corporation, ADEX Puerto Rico, LLC, Peter Leibowitz, Gary McGuire, Marc Freedman and Justin Leibowitz and the Company (incorporated by reference to Exhibit 2.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

2.9†
Purchase Agreement, dated April 3, 2013, by and among the Company, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Keith W. Hayter, Bobby A. Varma, James Partridge, Emmanuel Poulin and Jeffrey Dubay (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

2.10
Amendment No. 1 to Purchase Agreement, dated April 9, 2013, by and among the Company, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Keith W. Hayter, Bobby A. Varma, James Partridge, Emmanuel Poulin and Jeffrey Dubay (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

2.11
Amendment No. 2 to Purchase Agreement, dated April 15, 2013, by and among the Company, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Keith W. Hayter, Bobby A. Varma, James Partridge, Emmanuel Poulin and Jeffrey Dubay (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2013).

2.12†
Stock Purchase Agreement, dated as of December 12, 2013, by and among the Company, Integration Partners-NY Corporation, and Barton F. Graf, David C. Nahabedian and Frank Jadevaia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).

2.13
Amendment No. 1 to Stock Purchase Agreement, dated as of January 1, 2014, by and among the Company, Integration Partners-NY Corporation, and Barton F. Graf, David C. Nahabedian and Frank Jadevaia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 7, 2014).

2.14†
Stock Purchase Agreement, dated as of February 3, 2014, by and among RentVM, Inc., Aqeel Asim, Awais Daud and Ali Fayazi and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 7, 2014).

2.15†
Interest Purchase Agreement, dated as of March 19, 2014, among VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, London Bay – VL Acquisition Company, LLC, Tier 1 Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014).

Exhibit Number	Description of Document

3.1
Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated August 16, 2001, and the Certificate of Amendment dated September 4, 2008, filed in the office of the Secretary of State of the State of Delaware on September 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company dated January 10, 2013 (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).

3.3
Certificate of Amendment to the Certificate of Incorporation of the Company dated July 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2013).

3.4
Series A Certificate of Designation filed with the Delaware Secretary of State on July 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.5
Series B Certificate of Designation filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.6
Amendment No. 1 to Series B Certificate of Designation filed with the Delaware Secretary of State on October 23, 2012 (incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.7
Series C Certificate of Designation filed with the Delaware Secretary of State on January 10, 2012 (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.8
Series D Certificate of Designation filed with the Delaware Secretary of State on March 5, 2012 (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.9
Series E Certificate of Designation filed with the Delaware Secretary of State on September 18, 2012 (incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.10
Series F Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.7 of the Company's Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).

3.11
Series G Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.12
Series H Certificate of Designation filed with the Delaware Secretary of State on November 16, 2012 (incorporated by reference to Exhibit 3.10 of the Company's Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).

3.13
Series I Certificate of Designation filed with the Delaware Secretary of State on December 6, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

3.14
Amended and Restated Bylaws of the Company, dated as of November 16, 2012 (incorporated by reference to Exhibit 3.12 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).

10.1
Revolving Credit Agreement, dated as of June 30, 2011, by and between the Company, Digital Comm Inc. and MMD Genesis LLC (incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).

10.2
Purchase and Sale Agreement, dated as of July 30, 2012, between Billy Caudill and the Company (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.3
Stock Purchase Agreement, dated as of September 6, 2012, between and the Company and UTA Capital, LLC (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.4
Promissory Note, dated as of September 13, 2012, issued by Billy Caudill to the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

Exhibit Number	Description of Document

10.5
Promissory Note, dated as of September 17, 2012, issued by Company in connection with the acquisition of ADEX Corporation (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.6
Guaranty and Suretyship Agreement, dated as of September 17, 2012, among Rives-Monteiro Leasing, LLC and Tropical Communications, Inc. in favor of MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.7
Assumption and Joinder Agreement, dated as of September 17, 2012, among and the Company, ADEX Corporation, T N S, Inc. and MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.8
Pledge Agreement, dated as of September 17, 2012, by the Company in favor of MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.9
Loan and Security Agreement, dated as of September 17, 2012, among and the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., the lenders party thereto and MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.10
First Amendment to Loan and Security Agreement, dated as of November 13, 2012, among and the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., the lenders party thereto and MidMarket Capital Partners, LLC, as agent (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.11
Second Amendment, Consent and Waiver, dated as of March 22, 2013, among the Company, Rives- Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., the lenders party thereto and MidMarket Capital Partners, LLC, as Agent (incorporated by reference to Exhibit 10.26 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).

10.12
Third Amendment and Consent, dated as of September 20, 2013, by and among the Company, ADEX Corporation, AW Solutions, Inc., T N S, Inc., ADEXCOMM Corporation, Tropical Communications, Inc., Rives-Monteiro Leasing, LLC, and Environmental Remediation and Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2013).

10.13
Fourth Amendment and Consent, dated as of September 30, 2013, by and among the Company, ADEX Corporation, AW Solutions, Inc.,  T N S, Inc., ADEXCOMM Corporation, Tropical Communications, Inc., Rives-Monteiro Leasing, LLC, and Environmental Remediation and Financial Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2013).

10.14
Fifth Amendment and Consent, dated as of October 17, 2013, by and among the Company, ADEX Corporation, AW Solutions, Inc.,  T N S, Inc., ADEXCOMM Corporation, Tropical Communications, Inc., Rives-Monteiro Leasing, LLC, and Environmental Remediation and Financial Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2013).

10.15
Form of Warrant, dated September 17, 2012, issued by the Company in connection with the Loan and Security Agreement dated as of September 17, 2012 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.16
First Amendment, dated November 13, 2012, to Form of Warrant of the Company dated September 17, 2012 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.17
Promissory Note, dated September 17, 2012, of the Company issued to Wellington Shields & Co. (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).

10.18
Assumption and Joinder Agreement, dated as of March 22, 2013, between ADEXCOMM Corporation and Environmental Remediation and Financial Services, LLC and MidMarket Capital Partners, LLC, as Agent (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).

Exhibit Number	Description of Document

10.19
Pledge Agreement, dated as of March 22, 2013, between the Company and MidMarket Capital Partners, LLC, as Agent (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).

10.20
Pledge Agreement, dated as of March 22, 2013, between the ADEX Corporation and MidMarket Capital Partners, LLC, as Agent (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).

10.21
Form of Subscription Agreement for Series E Preferred Stock (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.22
Form of Common Stock Purchase Warrant of the Company issued in connection with the Series E Preferred Stock (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.23
Letter Agreement, dated November 1, 2012, between the Company and Gideon Taylor (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.24
Letter Agreement, dated November 6, 2012, between the Company and Billy Caudill (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.25	2012 Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on December 17, 2012).

10.26
Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.27	Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

10.28	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Information Statement filed with the SEC on December 17, 2012).

10.29
Security Agreement, dated April 5, 2013, among the Company, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Keith W. Hayter, Bobby A. Varma, James Partridge, Emmanuel Poulin and Jeffrey Dubay (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2013).

10.30
Form of Promissory Note issued by the Company to the sellers in connection with the acquisition of AW Solutions, Inc. and AW Solutions Puerto Rico (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2013).

10.31
Purchase Agreement, dated as of April 26, 2013, by and among the Company and ICG USA, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).

10.32
Form of Unsecured Convertible Note issued by the Company to ICG USA, LLC on April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).

10.33
Form of Amended and Restated Unsecured Convertible Note issued by the Company to ICG USA, LLC in respect of note originally issued on April 30, 2013 (incorporated by reference to Exhibit 10.40 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).

10.34	Form of Warrant issued by the Company to ICG USA, LLC on April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).

10.35
Form of Amended and Restated Warrant issued by the Company to ICG USA, LLC in respect of warrant originally issued on April 30, 2013 (incorporated by reference to Exhibit 10.41 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).

10.36
Form of Unsecured Convertible Note issued by the Company to ICG USA, LLC on August 28, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).

10.37	Form of Warrant issued by the Company to ICG USA, LLC on August 28, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).

10.38
Letter Agreements of holders of Series B Preferred Stock and Series C Preferred Stock as to order of conversion of such shares to common stock (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on May 21, 2013).

Exhibit Number	Description of Document

10.39
Form of Warrant Agreement by and between the Company and Corporate Stock Transfer and form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 7 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed on September 10, 2013).

10.40
Revolving Credit and Security Agreement, dated as of September 20, 2013, by and among the Company, ADEX Corporation, ADEX Puerto Rico LLC, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, T N S, Inc., ADEXCOMM Corporation, Tropical Communications, Inc., Rives-Monteiro Engineering LLC, Rives-Monteiro Leasing, LLC, Environmental Remediation and Financial Services, LLC, the financial institutions party thereto and PNC Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2013).

10.41
Pledge Agreement, dated as of September 20, 2013, by and among InterCloud Systems, Inc., ADEX Corporation and PNC Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2013).

10.42
Form of Representative's Warrant Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 11 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed on October 17, 2013).

10.43
Securities Purchase Agreement, dated as of December 13, 2013, between the Company and the purchasers of the 12% Convertible Debentures (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).

10.44
Form of 12% Convertible Debenture dated December 13, 2013, issued by the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).

10.45
Registration Rights Agreement, dated December 13, 2013, between the Company and purchasers of the 12% Convertible Debentures (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).

10.46
Voting Agreement, dated December 13, 2013, by and among the Company and various stockholders of the Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).

10.47
Convertible Promissory Note, dated January 1, 2014, issued by the Company to Frank Jadevaia (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 7, 2014).

10.48	Employment Agreement, dated as of February 15, 2014, by and between the Company and Frank Jadevaia, as amended by a Letter Agreement dated March 25, 2014.

10.49	Employment Agreement, dated as of February 21, 2014, by and between the Company and Scott Davis, as amended by a Letter Agreement dated March 25, 2014.

10.50
Exchange Agreement, dated as of March 12, 2014, by and among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2014).

10.51
Letter Agreement, dated April 4, 2014, amending the Exchange Agreement, dated as of March 12, 2014, by and among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC.

10.52	Joint Marketing Agreement, dated November 8, 2013, by and between RedChip Companies Inc. and the Company.

10.53	Investor Relations Agreement, dated July 31, 2012, by and between CSIR Group, LLC and the Company.

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

INTERCLOUD SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
InterCloud Systems, Inc.
Shrewsbury, New Jersey

We have audited the accompanying consolidated balance sheets of InterCloud Systems, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financials reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterCloud Systems, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
New York, New York
April 8, 2014

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2013	2012

Current Assets:
Cash	$17,866,532	$606,002
Accounts receivable, net of allowances of $737,761 and $522,297, respectively	7,821,942	7,660,642
Deferred loan costs	1,528,241	298,517
Loans receivable	285,954	-
Prepaid registration costs	-	523,410
Other current assets	804,618	232,067
Current assets of discontinued operations	-	863,333
Total current assets	28,307,287	10,183,971

Property and equipment, net	362,227	184,866
Goodwill	17,070,329	14,820,852
Intangible assets, net	12,775,917	9,105,843
Deferred loan costs, net of current portion	1,502,152	1,528,262
Other assets	672,144	55,070
Non-current assets of discontinued operations	-	7,437,400
Total assets	$60,690,056	$43,316,264

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$8,880,512	$3,860,235
Deferred revenue	50,505	72,528
Income taxes payable	430,417	123,605
Bank debt, current portion	318,050	261,742
Notes, acquisitions	508,093	-
Notes, related parties	4,030,607	378,102
Contingent consideration	4,513,937	4,624,367
Term loans, current portion, net of debt discount	5,380,185	3,618,211
Current liabilities of discontinued operations	-	1,921,712
Total current liabilities	24,112,306	14,860,502

Long-term Liabilities:
Bank debt, net of current portion	123,744	207,831
Notes, related parties, net of current portion	105,694	96,994
Deferred tax liability	1,522,516	2,374,356
Term loans, net of current portion, net of debt discount	15,009,498	11,841,158
Long term contingent consideration	1,614,882	557,933
Derivative financial instruments at estimated fair value	19,877,723	33,593
Long term liabilities of discontinued operations	-	47,779
Total long-term liabilities	38,254,057	15,159,644

Total Liabilities	62,366,363	30,020,146

Redeemable common stock, $0.0001 par value, with $12.50 put option, 0 and 10,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively, $500,000 liquidation preference	-	499,921
Redeemable Series B, convertible preferred stock, $0.0001 par value, authorized 60,000 shares, 0 and 37,500 shares issued and outstanding as of December 31, 2013 and 2012, respectively, $2,216,760 liquidation preference	-	2,216,760
Redeemable Series C, convertible preferred stock, $0.0001 par value, 10% cumulative annual dividend; $1,000 stated value, authorized 1,500 shares; 0 and 1,500 shares issued and outstanding at December 31, 2013 and 2012, respectively, $1,500,000 liquidation preference	-	1,500,000
Redeemable Series D, convertible preferred stock, $0.0001 par value, 10% cumulative annual dividend; $1,000 stated value, authorized 1,000 shares; 0 and 608 shares issued and outstanding as of December 31, 2013 and 2012, respectively, $605,872 liquidation preference	-	605,872
Redeemable Series E, convertible preferred stock, $0.0001 par value, 12% cumulative annual dividend; $1,000 stated value, 3,500 shares authorized; 0 and 2,575 issued and outstanding as of December 31, 2013 and 2012, respectively, $2,575,000 liquidation preference	-	2,575,000
Redeemable Series F, convertible preferred stock, $0.0001 par value, 12% cumulative annual dividend; 4,800 shares authorized, 0 and 4,150 shares issued and outstanding as of December 31, 2013 and 2012, respectively, $3,575,000 liquidation preference	-	3,575,000
Redeemable Series G, convertible preferred stock, 12% cumulative annual dividend; 3,500 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Redeemable Series H, convertible preferred stock, $0.0001 par value, 10% cumulative monthly dividend up to 150%; 2,000 shares authorized, 0 and 1,425 shares issued and outstanding as of December 31, 2013 and 2012, respectively, $1,425,000 liquidation preference	-	1,425,000
Redeemable Series I, convertible preferred stock, $0.0001 par value, authorized 4,500 shares; 0 and 4,500 shares issued and outstanding as of December 31, 2013 and 2012, respectively, $4,500,000 liquidation preference	-	4,187,151
Total redeemable common and preferred stock	-	16,584,704

Commitments and Contingencies

Stockholders' Deficit:
Series A, convertible preferred stock, $0.0001 par value 20,000,000 authorized; 0 and 2,000,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	200
Common stock; $0.0001 par value; 500,000,000 shares authorized; 8,558,631 and 489,018 issued and outstanding as of December 31, 2013 and 2012, respectively	856	49
Common stock warrants, no par	2,805
Additional paid-in capital	36,020,424	9,095,517
Accumulated deficit	(37,943,341)	(12,455,783)
Total InterCloud Systems, Inc. stockholders' deficit	(1,919,256)	(3,360,017)
Non-controlling interest	242,949	71,431
Total stockholders' deficit	(1,676,307)	(3,288,586)

Total liabilities, non-controlling interest and stockholders’ deficit	$60,690,056	$43,316,264

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2013	2012

Revenues	$51,407,544	$17,089,549
Cost of revenue	37,280,044	11,968,215
Gross profit	14,127,500	5,121,334

Operating expenses:
Depreciation and amortization	1,120,404	345,566
Salaries and wages	8,341,011	3,802,158
General and administrative	7,875,723	3,782,067
Change in fair value and loss on contingent consideration	3,131,130	-
Total operating expenses	20,468,268	7,929,791

Loss from operations	(6,340,768)	(2,808,457)

Other income (expenses):
Change in fair value of derivative instruments	(14,156,361)	198,908
Interest expense	(5,574,228)	(1,699,746)
Equity loss attributable to affiliate	-	(50,539)
Net gain on deconsolidation of subsidiary and write-off of related investment in subsidiary	-	453,514
Commission income	1,823,838	-
Loss on extinguishment of debt	(992,000)	-
Other income	(176,000)	-
Total other expense	(19,074,751)	(1,097,863)

Loss from continuing operations before benefit from income taxes	(25,415,519)	(3,906,320)

Benefit from income taxes	(587,662)	(2,646,523)

Net loss from continuing operations	(24,827,857)	(1,259,797)

Income from discontinued operations including gain on sale of subsidiary, net of tax	549,922	46,598

Net loss	(24,277,935)	(1,213,199)

Net income attributable to non-controlling interest	76,169	16,448

Net loss attributable to InterCloud Systems, Inc.	(24,354,104)	(1,229,647)

Less dividends on Series C, D, E, F and H Preferred Stock	(1,084,314)	(843,215)

Net loss attributable to InterCloud Systems, Inc's. common stockholders	$(25,438,418)	$(2,072,862)

Basic and diluted income (loss) per share attributable to InterCloud Systems, Inc's. common stockholders:
Net loss from continuing operations	$(8.02)	$(1.36)
Income from discontinued operations, net of taxes	$0.17	$0.03
Net loss per share	$(7.85)	$(1.33)

Basic weighted average common shares outstanding	3,240,230	1,553,555
Diluted weighted average common shares outstanding	3,240,230	1,553,555

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
From January 1, 2012 to December 31, 2013

					Preferred Stock
	Common Stock		Common Stock Warrants		Series A Convertible		Additional Paid-in	Accumulated	Non- Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Balance January 1, 2012	317,510	$32	-	-	2,000,000	$200	$7,871,322	$(10,382,921)	$105,522	$(2,405,845)
Issuance of shares pursuant to convertible notes payable	44,318	4	-	-	-	-	153,212	-	-	153,216
Issuance of shares to officers for compensation	10,000	1	-	-	-	-	29,999	-	-	30,000
Issuance of shares pursuant to completed acquisition	10,000	1	-	-	-	-	77,499	-	-	77,500
Reclassification to temporary equity	(10,000)	-	-	-	-	-	(77,496)	-	-	(77,496)
Issuance of shares to non-employees for services	33,000	3	-	-	-	-	338,897	-	-	338,900
Stock based compensation for options issued to consultant	-	-	-	-	-	-	45,000	-	-	45,000
Issuance of shares for extinguishment of debt and cancellation of warrants	52,190	5	-	-	-	-	352,758	-	-	352,763
Conversion of Series D Preferred Stock	32,000	3	-	-	-	-	352,341	-	-	352,344
Distribution to non-controlling interest	-	-	-	-	-	-		-	(50,539)	(50,539)
Change in value of redeemable securities	-	-	-	-	-	-	(248,015)	-	-	(248,015)
Contributed capital by CEO for waiver of salary	-	-	-	-	-	-	200,000	-	-	200,000
Preferred dividends	-	-	-	-	-	-	-	(843,215)	-	(843,215)
Net loss							-	(1,229,647)	16,448	(1,213,199)
Ending balance, December 31, 2012	489,018	$49	-	-	2,000,000	200	$9,095,517	$(12,455,783)	$71,431	$(3,288,586)

Issuance of shares for preferred dividends series C,D,E and F	112,256	11	-	-	-	-	958,811	-	-	958,822
Issuance of shares pursuant to convertible notes payable	43,790	4	-	-	-	-	425,239	-	-	425,243
Conversion of Series A Preferred Stock	40,000	4	-	-	(2,000,000)	(200)	196	-	-	-
Conversion of Series B Preferred Stock	2,452,742	245	-	-	-	-	2,216,515	-	-	2,216,760
Conversion of Series C Preferred Stock	1,262,440	126	-	-	-	-	1,499,874	-	-	1,500,000
Conversion of Series D Preferred Stock	42,839	4	-	-	-	-	605,868	-	-	605,872
Conversion of Series E Preferred Stock	534,819	53	-	-	-	-	3,349,947	-	-	3,350,000
Conversion of Series H Preferred Stock	483,015	48	-	-	-	-	1,424,952	-	-	1,425,000
Issuance of shares pursuant to convertible debentures	36,567	4	-	-	-	-	382,487	-	-	382,491
Warrants issued pursuant to public offering	-	-	750,000	7,288	-	-	-	-	-	7,288
Issuance of shares upon conversion exercise of warrants	586,692	59	(448,296)	(4,483)	-	-	3,060,193	-	-	3,055,769
Issuance of shares pursuant to acquisition	356,297	36	-	-	-	-	5,408,842	-	-	5,408,878
Issuance of shares upon exercise of options	5,000	1	-	-	-	-	14,999	-	-	15,000
Issuance of shares pursuant to debt restructuring	20,375	2	-	-	-	-	248,573	-	-	248,575
Issuance of shares to employees and directors	154,700	15	-	-	-	-	1,572,973	-	-	1,572,988
Issuance of shares to non-employees for services	23,879	3	-	-	-	-	211,418	-	-	211,421
Conversion of Series F Preferred Shares and settlement of contingent consideration	466,702	47	-	-	-	-	2,235,280	-	-	2,235,327
Issuance of shares pursuant to public offering	1,437,500	144	-	-	-	-	2,808,820	-	-	2,808,964
Conversion of put shares to common shares	10,000	1	-	-	-	-	499,920	-	-	499,921
Preferred dividends	-	-	-	-	-	-	-	(1,084,314)	-	(1,084,314)
Change in non-controlling interest in subsidiary	-	-	-	-	-	-	-	(76,169)	171,518	95,349
Other	-	-	-	-	-	-	-	(49,140)	-	(49,140)
Net loss	-	-	-	-	-	-	-	(24,277,935)	-	(24,277,935)

Ending balance, December 31, 2013	8,558,631	$856	301,704	$2,805	-	$-	$36,020,424	$(37,943,341)	$242,949	$(1,676,307)

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
(Formerly known as GENESIS GROUP HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	(24,277,935)	(1,213,199)
Adjustments to arrive at net loss from continuing operations	549,922	46,598
Net loss from continuing operations	(24,827,857)	(1,259,797)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	1,120,404	345,566
Provision for bad debts	546,823	-
Amortization of debt discount and deferred debt issuance costs	1,239,282	163,590
Issuance of shares to non-employees for services	211,418	383,900
Change in fair value of derivative instruments	14,156,361	(198,908)
Issuance of common shares for extinguishment of debt and cancellation of warrants	-	352,763
Loss on extinguishment of debt	992,000	-
Conversion of Series F Preferred Shares and settlement of contingent consideration	2,161,938	-
Share based compensation	1,572,988	-
Loss on debt restructuring	248,575	-
Issuance of shares pursuant to convertible notes payable	187,243	-
Fair value of shares issued to officer	-	382,344
Change in deferred taxes	(1,122,523)	(2,800,972)
Change in fair value of contingent consideration	3,272,737	-
Cancellation of contingent consideration	(141,607)	-
Equity loss attributable to affiliate	-	50,539
Net gain on deconsolidation of Digital subsidiary and write off of related investment in subsidiary	-	(453,514)
Other	15,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,275,782	(1,431,135)
Other assets	(4,096,902)	(769,695)
Convertible notes receivable	(600,000)	-
Loans receivable	(285,954)	-
Deferred revenue	(22,023)	72,528
Accounts payable and accrued expenses	5,833,675	2,020,992
Income taxes payable	306,812	123,605
Net cash provided by operating activities of discontinued operations	748,762	42,252
Total adjustments	27,620,791	(1,716,145)
Net cash provided by (used in) operating activities	2,792,934	(2,975,942)

Cash flows from investing activities:
Advances to affiliate	-	(179,061)
Purchases of equipment	(124,273)	(89,258)
Payments made pursuant to disposal of business	(297,321)	-
Consideration paid for acquisitions, net of cash received	188,217	(13,467,074)
Convertible notes receivable	-	-
Net cash used in investing activities	(233,377)	(13,735,393)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	775,000	6,954,429
Cash redemption of Series F preferred stock	(3,000,000)	-
Cash Paid for Preferred Dividends	(360,000)	-
Increase in deferred loan costs	(1,823,094)	(1,339,043)
Increase in loans receivable	-	-
Proceeds from bank borrowings	77,500	150,000
Repayments of bank borrowings	(149,416)	-
Repayments of notes and loans payable	(2,171,730)	(2,105,730)
Issuance of shares pursuant to public offering	5,237,491	-
Registration costs	-	-
Proceeds from third party borrowings	14,090,726	15,187,796
Proceeds from related party borrowings	3,950,000	849,439
Repayment of related party borrowings	(329,791)	-
Repayments of acquisition notes payable	(925,960)	(2,378,648)
Distribution to non-controlling interest	-	(50,539)
Net cash provided by financing activities of discontinued operations	(317,600)	1,324
Net cash provided by financing activities	15,053,126	17,269,028

Net increase in cash	17,612,683	557,693

Cash, beginning of period	606,002	89,285

Less cash related to discontinued operations	(352,153)	(40,976)
Cash, end of period	17,866,532	606,002

Supplemental disclosures of cash flow information:
Cash paid for interest	1,269,187	581,229
Cash paid for income taxes	165,256	9,890

Non-cash investing and financing activities:
Common stock issued on debt conversion	-	153,216
Common stock issued for acquisition not completed	-	290,766
Forfeiture of officers compensation	-	200,000
Addition to debt discount	6,814,000	-
Conversion of Series A Preferred Stock	200	-
Conversion of Series B Preferred Stock	2,216,760	-
Conversion of Series C Preferred Stock	1,500,000	-
Conversion of Series D Preferred Stock	605,872	-
Conversion of Series E Preferred Stock	3,350,000	-
Conversion of Series F Preferred Stock	1,404,000	-
Conversion of Series H Preferred Stock	1,425,000	-
Conversion of preferred shares into common shares	-	352,344
Issuance of shares pursuant to convertible debentures	382,492	-
Issuance of shares for preferred dividends	958,822	-
Conversion of Put Shares	499,921	-
Redeemable common stock	-	499,921
Redeemable preferred stock issued for acquisition	-	8,320,054
Promissory notes issued for acquisition	2,107,804	2,378,668
Preferred stock issued in settlement of debt obligation	-	616,760
Preferred dividends	1,084,314	843,215
Fair value of warrants accounted for as derivatives and corresponding increase in debt discount	194,000	193,944
Notes payable to satisfy liabilities associated with deferred loan costs	-	610,000

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

InterCloud Systems, Inc. (formerly known as Genesis Group Holdings, Inc. and Genesis Realty Group, Inc.) (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. Prior to December 31, 2009, the Company was a development-stage company and had limited activity. The Company’s initial activities were devoted to developing a business plan, structuring and positioning itself to take advantage of available acquisition opportunities and raising capital for future operations and administrative functions. The Company began filing periodic reports with the Securities and Exchange Commission in November 2000. On October 31, 2013, the Company’s common stock and warrants were listed on The NASDAQ Capital Market under the symbols "ICLD" and "ICLDW," respectively.

On August 1, 2008, the Company authorized an increase in the number of shares of common stock to 500,000,000 shares of common stock and authorized 50,000,000 shares of a new class of preferred stock, par value $0.0001 per share.

On January 14, 2010, the Company acquired all of the outstanding shares of Digital Comm, Inc., a Florida corporation (“Digital”), in exchange for 50,000,000 shares of common stock of the Company.  Digital was originally formed on September 13, 2006 and, on January 14, 2010, was reorganized as a wholly-owned subsidiary of the Company.  Digital is a provider of specialty contracting services, primarily in the installation of fiber optic telephone cable.  These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director (See Note 3.  Acquisitions and Deconsolidation of Subsidiary).

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

Since September 2012, the Company has also completed the following acquisitions:

●
ADEX Corporation.  In September 2012, the Company acquired ADEX Corporation (“ADEX”), an Atlanta-based provider of staffing solutions and other services to the telecommunications industry.  ADEX’s project staffing solutions diversified the Company’s ability to service the Company’s customers domestically and internationally throughout the project lifecycle.

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

●
Environmental Remediation and Financial Services, LLC.  In November 2012, the Company's ADEX subsidiary acquired Environmental Remediation and Financial Services, LLC (“ERFS”), an environmental remediation and disaster recovery company.  The acquisition of this company augmented ADEX’s disaster recovery service offerings. On November 21, 2013, the Company’s ADEX subsidiary sold ERFS to the former owner of ERFS (see Note 17.  Discontinued Operations).

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

On December 7, 2012, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of 1-for-125. The reverse stock split became effective on January 14, 2013. On May 15, 2013, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of 1-for-4. The reverse stock split became effective on August 1, 2013. All applicable share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the financial statements have been included.

Liquidity

During the years ended December 31, 2013 and 2012, the Company suffered recurring losses from operations and had a stockholders deficit of $1,676,307. The Company may raise capital through the sale of equity securities, through the sale of debt securities, or through borrowings from principals and/or financial institutions.  The Company's management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  However, there can be no assurance that additional financing that is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all.

In February and March 2013, the Company borrowed an aggregate of $3 million from Forward Investments, LLC, the beneficial owner of more than 10% of the Company's common stock. Such loans are evidenced by  convertible promissory notes that mature on June 30, 2015.

The Company plans to generate cash flow to address liquidity concerns through five potential sources. The first potential source is operating cash flow from its subsidiaries. In addition, the Company will now generate income from the AWS entities for the full fiscal year following its acquisitions of the AWS entities in April 2013.  The second source is from the recently-completed acquisitions of Integration Partners – NY Corportion (“IPC”) in January 2014 and RentVM, Inc. (“RentVM”) in February 2014. See (Note 18. Subsequent Events). The Company expects that these entities will contribute positively to the Company’s consolidated cash flows from operations after they are integrated into the business. The third potential source of generating cash is for the Company to secure a new loan from lenders. The Company recently terminated its receivables loan facility with PNC Bank and incurred a charge of approximately $300,000 in connection with  such termination. The fourth potential source of generating cash flow is through the consummation of the potential acquisitions of the Telco Professional Services and Handset Testing business division (“Telco”) of Tekmark Global Solutions, LLC and VaultLogix, Inc. (“VaultLogix”). Finally, the fifth potential source of generating cash flow is through future equity or debt financings.

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENT IN AFFILIATE COMPANY

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since October 2011), ADEX (since September 2012), TNS (since September 2012), and AWS (since April 2013).  All inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and a variable interest in a variable interest entity (“VIEs”) in which the Company is deemed to be the primary beneficiary.

The consolidated financial statements include the accounts of Rives-Montiero Engineering, LLC ("RM Engineering") (since December 2011), in which the Company owns an interest of 49%.  RM Engineering is a variable interest entity ("VIE") because it meets the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 51% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities  either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

The consolidation of RM Engineering resulted in increases of $1.0 million in assets and $398,000 in liabilities in the Company’s consolidated balance sheet and $3.1 million in revenue and $158,000 in net income in the consolidated statement of operations as of and for the year ended December 31, 2013.

The consolidation of RM Engineering resulted in increases of $848,433 in assets and $362,087 in liabilities in the Company’s consolidated balance sheet and $2.6 million in revenue and $26,147 in net income in the consolidated statement of operations as of and for the year ended December 31, 2012.

The consolidated financial statements through December 31, 2012 include the accounts of Digital Comm Inc.(“Digital”), in which the Company owned a 100% interest until September 13, 2012, and a 40% interest through December 31, 2012. The Company accounted for its 40% interest under the equity method of accounting through December 31, 2012.

These financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Changes in estimates and assumptions are reflected in reported results in the period in which they become known.  Use of estimates includes the following: 1) valuation of derivative instruments and preferred stock, 2) allowance for doubtful accounts, 3) estimated useful lives of property and equipment, 4) valuation of contingent consideration, 5) revenue recognition related to certain contracts entered into by the Company accounted for using the percentage of completion method, 6) estimates related to deferred tax assets, 7) valuation of intangible assets and 8) goodwill impairment.

SEGMENT INFORMATION

The Company acquired six companies between January 1, 2012 and December 31, 2013. With each acquisition, the Company evaluated the newly-acquired company's sources of revenues and costs of revenues. During 2012, the Company had reported only one reporting segment.

Based on acquisitions made in 2013, the Company determined that it operates in two reportable operating segments -  as a specialty contractor and as a telecommunications staffing provider.  The specialty contracting segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks.  The telecommunications staffing segment provides outsourced services to the wireless and wireline industry.

The Company’s two operating segments have been aggregated into one of the two reportable segments due to their similar economic characteristics, products, or production and distribution methods. One of the Company's reportable segments is telecommunication staffing, which consists of the ADEX entities. The other reportable segment is specialty contracting services, which is comprised of the remaining operating units, TNS, AWS, Tropical and RM Engineering.

Refer to Note 16. Segment Information for a detailed discussion on the change in reporting segments.

CASH

Cash consists of checking accounts and money market accounts.  The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known.  Management analyzes the collectability of accounts receivable each period.  This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors.  Should any of these factors change, the estimate made by management may also change.  Allowance for doubtful accounts was $737,761 and $522,297 at December 31, 2013 and 2012, respectively.

BUSINESS COMBINATIONS

The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as an asset or a liability, the changes in fair value are recognized in earnings.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy (see Fair Value Measurements in Note 2). The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess cash flow, relief of royalty and discounted cash flow methods.

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

The most significant assumptions under the relief of royalty method used to value tradenames include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit.  The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate.  Management, with the assistance of a third-party valuation specialist, has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company.  These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

GOODWILL AND INDEFINTITE LIVED INTANGIBLE ASSETS

Goodwill was generated through the acquisitions made by the Company during 2011, 2012 and 2013.  As the total consideration paid exceeded the value of the net assets acquired,  the Company recorded goodwill for each of the completed acquisitions (see Note 3. Acquisitions and Deconsolidation of Subsidiary).  At the date of acquisition,  the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.  The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

The Company performs its annual impairment test at the reportable segment level.  The two reporting segments are telecommunication staffing services and specialty contracting services.   Telecommunications staffing services is comprised of the ADEX entities, and specialty contracting services is comprised of TNS, Tropical, AW Solutions and RM Engineering.  The components within the specialty contracting reportable segment are each considered individual reporting units. These reporting units are aggregated to form one operating segment and reportable segment for financial reporting and for the evaluation of goodwill for impairment.  The telecommunications staffing reporting segment consists of one operating segment, which in turn consists of one reporting unit comprised of a single component.

The Company performs the impairment testing at least annually (at December 31) or at other times if we believe that it is more likely than not that there may be an impairment to the carrying value of its goodwill.  If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test should be performed to measure the amount of impairment loss, if any.

The Company considered the results of an income approach and a market approach in determining the fair value of the reportable segments.  The Company evaluated the forecasted revenue using a discounted cash flow model for each of the reporting segments. The Company also noted no unusual cost factors that would impact operations based on the nature of the working capital requirements of the components comprising the reportable segments.  Current operating results, including any losses, are evaluated by the Company in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Key assumptions used in the income approach in evaluating goodwill are forecasts for each of the reporting units revenue growth rates along with forecasted discounted free cash flows for each reporting unit, aggregated into each reporting segment. For the market approach, the Company used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

While the Company used available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.  Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company's reporting units. The Company can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods.

Events that could cause the risk for impairment to increase are the loss of a major customer or group of customers, the loss of key personnel and changes to current legislation that may impact the Company’s industry or its customers’ industries.  However, based on the Company’s assessment of these factors, the Company believes the increase in the risk of impairment to be relatively low as its relationships with key customers and personnel are in good standing and it is unaware of any adverse legislation that may have a negative impact on the Company or its customers.

Based on this review, the Company determined that there was no impairment as of December 31, 2013 and 2012, and as such, did not perform a step two analysis for impairment.

With regard to other long-lived assets and intangible assets with indefinite-lives, the Company follows a similar impairment assessment. The Company will assess the quantitative factors to determine if an impairment test of the indefinite-lived intangible asset is necessary. If the quantitative assessment reveals that it is more likely than not that the asset is impaired, a calculation of the asset’s fair value is made. Fair value is calculated using many factors, which include the future discounted cash flows as well as the estimated fair value of the asset in an arm’s-length transaction. As of December 31, 2013 and 2012, the results of the Company’s analysis indicated that no impairment existed.

REVENUE RECOGNITION

The Company's revenues are generated from two reportable segments, specialty contracting services and telecommunication staffing services.  The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The specialty contracting services segment is comprised of TNS, Tropical, AW solutions and RM Engineering. Specialty contracting services revenues are derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical and RM Engineering provide that payment for the Company's services may be based on either 1) direct labor hours at fixed hourly rates or 2) fixed-price contracts. The services provided under the contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to six months.

AW Solutions recognizes revenue using the percentage of completion method.   Revenues and fees on these contracts are recognized specifically utilizing the efforts-expended method, which uses measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. The Company uses labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period revisions are determined.

AW Solutions also generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the Company's telecommunication staffing service segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company's services may be based on either 1) direct labor hours at fixed hourly rates or 2) fixed-price contracts. The services provided under the contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients' specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2013 and 2012.

The Company sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

During 2013 and 2012, the Company did not recognize any revenue from cloud-based services.

LONG-LIVED ASSETS, INCLUDING DEFINITE-LIVED INTANGIBLE ASSETS

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets primarily consist of non-compete agreements and customer relationships. For long-lived assets used in operations, impairment losses are only recorded if the asset's carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value.  When an impairment exists, the related assets are written down to fair value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives.  Useful lives are: 3-7 years for vehicles; 5-7 years for equipment; 5 years for small tools; and 3 years for computer equipment. Maintenance and repairs are expensed as incurred and major improvements are capitalized.  When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

DEFERRED LOAN COSTS

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the years ended December 31, 2013 and 2012 was $670,694 and $144,264, respectively.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. The Company limits the amount of credit exposure through diversification and management regularly monitors the composition of its investment portfolio.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. The Company’s largest customer, Ericsson, Inc. and its affiliates, accounted for 41% and 33% of consolidated revenues for the years ended December 31, 2013 and 2012, respectively. In addition, amounts due from this customer represented 26% and 33% of trade accounts receivable as of December 31, 2013 and 2012, respectively.  A significant reduction in business from this significant customer or its failure to pay outstanding trade accounts receivable could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s customers in its specialty contracting services and telecommunications staffing services are located within the United States of America and Puerto Rico.  Revenues generated within the United States of America accounted for approximately 92% and 95% of consolidated revenues for the years ended December 31, 2013 and 2012, respectively.  Revenues generated from Puerto Rico accounted for approximately 8% and 5% of consolidated revenues for the years ended December 31, 2013 and 2012, respectively.

The Company has obligations contingent on the performance of its subsidiaries.  These contingent obligations, payable to the former owners of the subsidiaries, are based on metrics that contain escalation clauses.  The Company believes that the amounts recorded within the liabilities section of the consolidated balance sheets are indicative of fair value and are also considered the most likely payout of these obligations.  If conditions were to change, these liabilities could potentially impact the Company’s results of operations, financial condition and future cash flows.

COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to various contingencies. The Company records any contingencies in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC Topic 450, Contingencies ("ASC 450"). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

In March 2014, a complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chairman of the Board and Chief Executive Officer, Mark Munro, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company's common stock between November 5, 2013 and March 17, 2014. The complaint alleges violations by the defendants (other than Mark Munro) of Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of the Company's common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleges that Mr. Munro and the Company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

The Company intends to dispute these claims and to defend this litigation vigorously.  However, due to the inherent uncertainties of litigation, the ultimate outcome of this litigation is uncertain. An unfavorable outcome in this litigation could materially and adversely affect the Company's business, financial condition and results of operations.

Currently, there is no other material litigation pending against the Company other than as disclosed in the paragraphs above. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company's business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

DISTINGUISHMENT OF LIABILITIES FROM EQUITY

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments, such as the Company’s preferred stock.  The Company first determines whether a financial instrument should be classified as a liability.  The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”).  The Company will determine temporary equity classification if the redemption of the preferred stock or other financial instrument is outside the control of the Company (i.e. at the option of the holder).  Otherwise, the Company accounts for the financial instrument as permanent equity.

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

Temporary equity

At each balance sheet date, the Company reevaluates the classification of its redeemable instruments, as well as the probability of redemption. If the redemption amount of an instrument is probable or an instrument is currently redeemable, the Company records the instrument at its redemption value. Upon issuance, the initial carrying amount of a redeemable equity security is recorded at its fair value. If the instrument is redeemable currently at the option of the holder, it will be adjusted to its maximum redemption amount at each balance sheet date. If the instrument is not redeemable currently and it is not probable that the instrument will become redeemable, the instrument is recorded at its fair value. If it is probable the instrument will become redeemable, it will be recognized immediately at its redemption value. The resulting increases or decreases in the carrying amount of a redeemable instrument will be recognized as adjustments to additional paid-in capital. Changes in the fair value of redeemable securities will be reflected as an increase or decrease in net income or loss attributable to common stockholders on the consolidated statements of operations.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets. The Company, and its subsidiaries, conduct business, and file income, franchise or net worth tax returns, in thirty nine (39) states and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law.

Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against the Company’s deferred tax assets. Deferred tax assets are regularly reviewed for recoverability. The Company currently has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which should reduce taxable income in future periods. The realization of these assets is dependent on generating future taxable income.

In June 2006, the FASB issued ASC Topic 740, Income Taxes (“ASC Topic 740”) (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109) which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense. As of December 31, 2013, and 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC Topic 718").  Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards.  The Company adopted a formal stock option plan in December 2012 and it had not issued any options under the plan as of December 31, 2013.  The Company issued options prior to the adoption of this plan, but the amount was not material as of December 31, 2013.  Historically, the Company has awarded stock grants to certain of its employees and consultants that did not contain any performance or service conditions.  Compensation expense included in the Company’s consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. All stock grants were fully vested in 2013 and 2012.

2012 PERFORMANCE INVENTIVE PLAN and EMPLOYEE STOCK PURCHASE PLAN

On November 16, 2012, the Company adopted its 2012 Equity Incentive Plan (the "Equity Incentive Plan") and its Employee Stock Purchase Plan (the "Stock Purchase Plan"). Both plans were established to attract, motivate, retain and reward selected employees and other eligible persons.  For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 2,000,000 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the Equity Incentive Plan.  The number of authorized shares under the Equity Incentive Plan will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 2,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the Equity Incentive Plan.  As of December 31, 2013 and 2012, no awards had been granted under the Equity Incentive Plan, and the full number of shares authorized under the Equity Incentive Plan was available for award purposes.

The Stock Purchase Plan is designed to allow the Company’s eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions.  A total of 500,000 shares of the Company’s common stock was initially available for issuance under the Stock Purchase Plan.  The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by the Company’s board of directors.  As of December 31, 2013 and 2012, no shares had been purchased under the Stock Purchase Plan.

NET LOSS PER SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period.  Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments.  Diluted earnings per share contemplates a complete conversion to common stock of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  As the Company incurred net losses for all periods, basic loss per share and diluted loss per share were the same.

The anti-dilutive shares of common stock outstanding at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012

Series A Preferred Stock	-	160,000
Series B Preferred Stock	-	18,080,050
Series C Preferred Stock	-	13,560,038
Series D Preferred Stock	-	194,560
Series E Preferred Stock	-	5,119,460
Series F Preferred Stock	-	1,047,319
Series G Preferred Stock	-	-
Series H Preferred Stock	-	2,345,548
Series I Preferred Stock	-	1,135,647
Warrants	681,200	8,614,274
Convertible Debenture	2,039,858	-
	2,721,058	50,256,896

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

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

The following section describes the valuation methodologies that the Company used to measure, for disclosure purposes, its financial instruments at fair value.

Debt

The fair value of the Company’s debt, which approximates the carrying value of the Company's debt, as of December 31, 2013 and December 31, 2012 was estimated at $31.6 million and $21.2 million, respectively. Factors that the Company considered when estimating the fair value of its debt include market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level of the debt would be considered as level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

Preferred Stock

The Company used the Option-Pricing Method backsolve ("OPM backsolve") method to determine the fair value of its preferred stock at December 31, 2012. The OPM backsolve method derives the implied equity value for the Company from a transaction involving the Company's preferred securities issued on an arms-length basis. The Company used assumptions, including exercise price, risk free rate, expected term of liquidity, volatility, dividend yield and solved for the value of equity such that value for the most recent financing equals the amount paid. The OPM backsolve method treats convertible preferred stock, common stock, options and warrants as series of call options on the total equity value of a company, with exercise price based on the liquidation preference of the convertible preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger, sale or initial public offering, assuming the company has funds available to make a liquidation preference meaningful and collectible by the stockholders. The OPM backsolve method uses the Black-Scholes option-pricing model to price the call options. The Company obtained an appraisal from a third party to assist in the computation of such values. The fair value of the Company's preferred stock at issuance is classified as Level 3 within the Company's fair value hierarchy.

During 2013, in connection with the sale of the Company's ERFS subsidiary, the Company received from the buyer, all outstanding shares of Series I Preferred Stock, and subsequently retired all of the Series I Preferred Stock. Prior to the transaction, the Company used the option pricing method to determine the fair value of the Series I Preferred Stock.

As of December 31, 2013, the Company had no outstanding preferred stock.

Contingent Consideration

The fair value of the Company’s contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration  at initial acquisition date and at each reporting period. The amount of contingent consideration is measured at each reporting period and adjusted as necessary.

Derivative Warrant Liabilities

MidMarket Derivative Warrants

The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to warrants issued in 2012 to the lenders under the MidMarket loan agreement and the put and effective price of future equity offerings of equity-linked financial instruments. The Company derived the fair value of warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility, and the Company's dividend yield. The Company does not have sufficient historical data to use its historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. The Company developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within the Company's fair value hierarchy.

At December 31, 2013 and 2012, the amount of the derivative liability for the warrants issued to its lender, MidMarket Capital, in 2012 under the Company's term loan facility was computed using the Black-Scholes Option pricing model.  The change in the fair value of derivative balance was recorded as a loss of $3,246,313 and a gain of $33,593 on the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

In connection with the valuation of the warrants issued in 2012, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placements of preferred stock completed in 2011 through 2012, primarily due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, certain conversion restrictions, and the anti-dilution adjustment features of the warrants. Therefore, the Company used a common stock price implied by a recent preferred stock financing transaction that was consummated on an arms-length basis. In the OPM backsolve method, the valuation resulted in a model-derived common stock value ranging from $0.012 to $0.08 per share. In the second quarter of 2013, the Company determined that the use of the trading price of the Company’s common stock was more indicative of the fair value of the common stock and the Company began using the traded price of its common stock to determine fair value. The Company determined the anti-dilution rights of the warrants were immaterial based on the various outcomes derived from the scenarios developed. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require the warrants to be classified as a liability.

ICG Derivative Warrants

For the warrants issued to ICG in April 2013, August 2013 and October 2013, the Company used the binomial method to derive the fair value of the warrants.

The Company issued warrants to one of its lenders, ICG USA, LLC ("ICG"), in April 2013, August 2013 and October 2013.  On April 26, 2013, the date on which the warrants were first issued, the Company recorded a derivative liability in the amount of $140,000. On August 28, 2013, when the second group of warrants was issued, the Company recorded a derivative liability in the amount of $35,000. These amounts were recorded as debt discounts and are being amortized over the life of the related term loan.  On October 30, 2013, when the third group of warrants was issued, the Company recorded a derivative liability in the amount of $19,000.

In December 2013, ICG exercised all of the warrants on a cashless basis and received 138,396 shares of common stock.

The fair value of the Company’s financial instruments carried at fair value at December 31, 2013 and 2012 were as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

Liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 consisted of:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	December 31, 2013
Liabilities:
Warrant derivatives	$-	$-	$19,877,723
Long term contingent consideration	-	-	1,614,882
Contingent consideration	-	-	4,513,937

Total liabilities at fair value	$-	$-	$26,006,542

	December 31, 2012
Liabilities:
Warrant derivatives	$-	$-	$33,593
Long term contingent consideration	-	-	557,933
Contingent consideration	-	-	4,624,367

Total liabilities at fair value	$-	$-	$5,215,893

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2013 and 2012.

Amount
Balance as of December 31, 2011	$180,164

Change in fair value of derivative	(198,908)
Warrant derivatives fair value on date of issuance	193,944
Fair value of long term consideration recorded at date of acquisition	557,933
Fair value of contingent consideration recorded at date of acquisition	4,482,760
Balance as of December 31, 2012	$5,215,893

Change in fair value of warrant derivative	14,156,361
Warrant derivatives fair value and fair value of conversion feature on date of issuance	6,814,000
Change in fair value of contingent consideration	3,131,130
Settlement of derivative liabilities	(6,185,478)
Fair value of long term consideration recorded at date of acquisition	932,051
Fair value of contingent consideration recorded at date of acquisition	1,942,585
Balance December 31, 2013	$26,006,542

RECLASSIFICATIONS

Certain 2012 activities and balances were reclassified to conform to classifications used in the current period.

3.	ACQUISITIONS AND DECONSOLIDATION OF SUBSIDIARY

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

Of the 4,150 shares of Series F Preferred Stock issued to the sellers of T N S on September 17, 2012, 575 shares (the “Contingent Shares”) were contingent as they were subject to cancellation in whole or in part if T N S did not meet certain operating results during the earn-out period.  If the operating results of T N S exceeded certain thresholds during the earn-out period, the Company was required to issue to the sellers of T N S additional shares of Series F Preferred Stock.  The Company was also obligated to pay additional cash consideration and to issue additional shares of Series F Preferred Stock to the T N S sellers if T N S exceeded certain operating thresholds for the three years ending September 30, 2015.  The Company had classified its contingent obligation as a liability in the amount of $557,933 on the Company’s balance sheet because the contingent consideration was a fixed monetary amount that was based on the earnings of T N S during the earn-out period that the Company was required to settle with a variable number of shares of Series F Preferred Stock and additional cash payments.  The contingent consideration of $557,993 recognized by the Company was an estimate of the fair value of the contingent consideration.

The Company originally granted the T N S sellers the right to put the 10,000 shares of common stock to the Company for $50.00 per share beginning on March 17, 2014.  The holders of the Series F Preferred Stock also could demand that an aggregate of 3,000 shares of Series F Preferred be redeemed beginning on November 27, 2012, with the redemption to occur within 20 days of such request.  Such holders could also request that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013 and that any additional shares of Series F Preferred be redeemed beginning on September 17, 2014. The Contingent Shares could not be redeemed during the earn-out period.  Both the Series F Preferred shares and the shares of common stock that were subject to a put option were accounted for as temporary equity because the decision as to the redemption or retirement of such shares rested with the holders of such shares.  On December 24, 2013, the Company and the former owners of TNS agreed that the Series F Preferred Stock, including the contingent shares, could be redeemed and converted to common stock of the Company.  The shares of Series F Preferred Stock that were not part of the contingent consideration were converted into common stock. The conversion of these shares was done in accordance with the Series F Preferred Stock Certificate of Designation. As a result, there was no impact on the Company's consolidated statement of operations for the year ended December 31, 2013.  The acquisition was accounted for as a stock purchase.  As the total consideration paid exceeded the value of the net assets acquired, the Company recorded approximately $4,000,000 of goodwill.  The goodwill is attributable to synergies and economies of scale provided to the Company.  The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of T N S was $81,836, which was recorded on the Company’s consolidated statement of operations as general and administrative expenses.

Acquisition of ADEX Entities

On September 17, 2012, the Company  acquired all the outstanding capital stock of ADEX, a New York corporation, and ADEXCOMM Corporation, a New York corporation (“ADEXCOMM”), and all outstanding membership interests of ADEX Puerto Rico LLC, a Puerto Rican limited liability company (“ADEX Puerto Rico”, and together with ADEX and ADEXCOMM, collectively,  the ADEX Entities.  The ADEX Entities are collectively an international service organization that provides turnkey services and project staffing solutions exclusively to the telecommunication industry.  ADEX assists telecommunications companies throughout the project life cycle of any network deployment.  The purchase consideration for the ADEX Entities was $17,321,472, which was paid with $12,819,594 in cash, which payment included the repayment of debt due from the ADEX entities to a lender of approximately $1,241,000, a note in the amount of $1,046,000 and a note in the amount of $1,332,668, which was equal to the net working capital of the ADEX Entities as of the closing date, and contingent consideration in the amount of $2,123,210 that was recorded as a liability at the date of acquisition. The notes were secured by 1,500 shares of Series G Preferred Stock. The payment of contingent consideration was secured by the issuance of 2,000 shares of Series G Preferred Stock.  As additional consideration, the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”).  If the Forward EBITDA is less than $2,731,243, the Multiplier shall be adjusted to 0.50, and if the Forward EBITDA is greater than $3,431,243, the Multiplier shall be adjusted to 1.0.  The Company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA is greater than $3,081,243. The Company and former owners of ADEX agreed that the amount of contingent consideration owed under the terms of the purchase agreement was $1,778,669, which resulted in a gain on change in contingent consideration of $344,541 on the Company’s consolidated statement of operations.  In connection with the contingent consideration arrangement, the Company reserved 2,000 shares of Series G Preferred Stock.  These shares are redeemable in the event the Company defaults on its obligation to make the required payments. The acquisition was accounted for as a stock purchase. As a result of the total consideration paid exceeding the net assets acquired; the Company recorded approximately $10.5 million of goodwill. The goodwill is attributable to synergies and economies to scale provided to the Company.  The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of the ADEX entities was $152,189, which amount was recorded on the Company's consolidated statement of operations as general and administrative expenses.

Acquisition of Environmental Remediation and Financial Services, LLC

On December 17, 2012, ADEX acquired 100% of the membership interests in ERFS, a New Jersey limited liability company. ERFS is an environmental remediation company that provides in site remediation of oil, chemicals and ground/water.  The purchase consideration for ERFS was $6,651,050, which was paid with 4,500 shares of Series I Preferred Stock, which shares were valued at $4,187,151.  The seller of ERFS was entitled to redeem up to $750,000 of the Series I Preferred Stock on or after March 31, 2013.  As additional consideration, the Company agreed to pay the ERFS seller 1.5 times EBITDA for the twelve-month period from January 1, 2013 through December 31, 2013, provided that the EBITDA for such twelve-month period exceeds the EBITDA for the twelve month period prior to closing by $10,000.  This earn-out consideration was valued at $2,463,899. The Series I Preferred shares were classified within temporary equity because the redemption of those shares rested with the holders of those instruments. The goodwill is attributable to synergies and economies of scale provided to the Company. The acquisition was accounted for as a stock purchase. The goodwill is not tax deductible. The Company did not incur any acquisition-related costs for the year ended December 31, 2012.

During 2013, the Company’s management decided to exit its environmental remediation and disaster recovery services business conducted by ERFS (see Note 17, Discontinued Operations). The Series I Preferred Stock issued as part of the purchase price of ERFS, along with the contingent consideration payable to the sellers of ERFS, were received by the Company and retired as part of the proceeds of the sale of ERFS.

The final purchase consideration for the 2012 acquisitions of TNS, the ADEX Entities and ERFS were calculated as follows:

	TNS	ADEX Entities	ERFS
Cash	$700,000	$12,819,594	$-
Promissory notes	-	2,378,668	-
Contingent consideration/working capital adjustment	259,550	2,123,210	2,463,899
Preferred stock, based on OPM backsolve method	4,026,822	-	4,187,151
Common stock, based on redemption value	500,000	-	-
Total purchase price	$5,486,372	$17,321,472	$6,651,050

The final purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

	TNS	ADEX Entities	ERFS
Current assets	$474,732	$5,801,858	$798,135
Goodwill	4,002,654	10,474,212	4,863,149
Intangible assets:
Customer list / relationships	1,790,048	3,309,143	1,967,000
URL's	2,552	2,552	-
Tradenames	347,182	2,888,382	361,000
Non-competes	79,670	116,047	-
Property and equipment	14,224	75,849	185,271
Deposits	-	12,227	63,493
Current liabilities	(254,807)	(1,053,398)	(1,135,872)
Notes payable - bank	-	-	(392,259)
Notes payable - related party	-	-	(8,700)
Notes payable - other	-	-	(50,167)
Long-term deferred tax liability	(969,883)	(4,305,400)	-
Total allocation of purchase consideration	$5,486,372	$17,321,472	$6,651,050

2013 Acquisitions

Acquisition of AW Solutions Inc.

On April 15, 2013, the Company acquired all of the outstanding capital stock of AW Solutions, Inc. (“AWS”), a Florida corporation, and all of the outstanding membership interests of AW Solutions Puerto Rico, LLC (“AWS Puerto Rico”), a Puerto Rico limited liability company (collectively, the “AWS Entities”). The AWS Entities are professional multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The purchase consideration for the AWS Entities was $8,760,097, which was paid with $500,000 in cash, common stock valued at $2,607,804, a 45-day promissory note valued at $2,107,804, a note in the principal amount of $1,033,743, which was equal to the net working capital of AWS on the date of acquisition, and contingent consideration, which was valued at $2,510,746 and was recorded as a liability at the date of acquisition. The contingent consideration payable, if any, will be based on the EBITDA of the AWS Entities for the twelve months following the date of acquisition. The contingent consideration also consists of a formula tied to the EBITDA growth for the thirteenth through twenty-fourth months after the date of acquisition. The Company estimated the contingent consideration based on the expected growth of AWS. The Company had an independent valuation performed of the acquisition to determine the value of the contingent consideration and the value of the stock issued on the acquisition date. As the total consideration paid by the Company for AW Solutions exceeded the net assets acquired, the Company recorded approximately $2.2 million of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is tax deductible. The amount of acquisition-related costs for the acquisition of AW Solutions was $124,500, which amount was recorded on the Company’s consolidated statement of operations as general and administrative expenses.

The final purchase consideration for the 2013 acquisition of the AWS Entities was calculated as follows:

Cash	$500,000
Common stock, based on redemption value	2,607,804
Promissory notes	2,107,804
Working capital note	1,033,743
Contingent consideration	2,510,746
Total consideration	$8,760,097

The final purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

Current assets	$2,676,922
Goodwill	2,249,477
Intangible assets:
Customer list / relationships	3,381,000
Trade names	884,000
Non-compete	371,000
Property and equipment	207,566
Other assets	9,832
Current liabilities	(1,019,700)
Total allocation of purchase consideration	$8,760,097

Unaudited pro forma results of operations data of the Company as if the acquisitions of the ADEX Entities, TNS, and the AWS Entities had occurred as of January 1, 2012 are as follows:

	Pro Forma Results (Unaudited)
	Year Ended December 31,
	2013	2012
Revenue	$54,072,078	$49,782,343

Net loss	$(25,675,959)	$(1,298,960)

Basic and diluted loss per share	$(7.92)	$(0.78)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2012 and is not intended to be a projection of future results.

The pro forma adjustments for the years ended December 31, 2013 and 2012 consist of the amortization of intangible assets with an identifiable life, customer lists and non-compete agreements in the amount of $597,375 for the years ended December 31, 2013 and 2012.  The Company also borrowed the cash portion of the purchase consideration and has recorded interest expense in the amount of $1,560,000 in the years ended December 31, 2013 and 2012.

The amount of revenues and income of the acquired companies since the acquisition date included in the Company's consolidated statements of operations are as follows:

2013 Acquisitions

AWS Entities
Revenues	$7,508,928

Income	$1,418,796

2012 Acquisitions

	ADEX Entities	TNS	ERFS
Revenues	$10,577,197	$1,042,367	$146,036

Income	$807,832	$78,404	$46,598

NOTES – CONTINGENT CONSIDERATION

The Company has issued contingent consideration in connection with the acquisitions the Company completed during the years ended December 31, 2013 and 2012.  The following describes the contingent consideration arrangements.

Tropical:  As additional consideration, the Company agreed to issue additional shares of common stock in the Company based on a formula tied to the future earnings of Tropical.  The contingent consideration to be paid to the former owners of Tropical was as follows: 50% of the net income of Tropical for the 18 months following the acquisition, along with warrants with an exercise price of $150.00 per share for up to 1,000 shares of Company common stock for each $500,000 of EBITDA generated by Tropical in the two years after the date of acquisition. The Company determined the fair value of contingent consideration to be $15,320.  The potential range of contingent consideration could have ranged from $0, in the event Tropical had zero or negative net income, to unlimited, as there was no cap on the amount that could have been earned.  The Company recorded contingent consideration in the amount of $15,320 as a liability on its consolidated balance sheets. At December 31, 2012, the amount of contingent consideration had not changed. As of December 31, 2013, the Company determined that, based on the results of Tropical since the date of acquisition, no contingent consideration was payable, and the fair value of the contingent consideration was adjusted to $0.

RM Engineering: As additional consideration, the Company agreed to pay 50% of the net income of RM Engineering for the 18-month period following the closing, as well as cashless exercise warrants with an exercise price of $150.00 per share for up to 1,000 additional shares for each $500,000 in net income generated by RM Engineering during the 24-month period following closing. The Company determined the fair value of the contingent consideration likely to be paid at $126,287.  The potential range of contingent consideration could have ranged from $0, in the event RM Engineering had zero or negative net income, to unlimited, as there is no cap on the amount that could have been earned.  The Company recorded this $126,287 contingent consideration as a liability on its consolidated balance sheets. At December 31, 2012, the amount of contingent consideration had not changed. As of December 31, 2013, the Company determined that, based on the results of RM Engineering, no contingent consideration was payable, and the fair value of the contingent consideration was adjusted to $0.

ADEX:  As additional consideration, the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”).  If the Forward EBITDA was less than $2,731,243, the Multiplier was to be adjusted to 0.50, and if the Forward EBITDA was greater than $3,431,243, the Multiplier was to be adjusted to 1.0.  The Company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA was greater than $3,081,243.  In connection with these obligations, the Company reserved 2,000 shares of Series G Preferred Stock.  These shares were redeemable in the event the Company defaulted on its obligation to make the required payments.  The shares of Series G Preferred were to be automatically cancelled if required payments were made in cash by the Company. The Company valued the amount of contingent consideration likely to be paid at $2,123,210 as of the date of acquisition.  As of December 31, 2012, the amount of contingent consideration had not changed.  On December 31, 2013, the Company recorded a gain on the change in contingent consideration of $344,551 based on an agreement reached between the Company and the former owners of ADEX that the amount of contingent consideration to be paid was $1,778,669. The $1,778,669 was recorded as a contingent consideration payable on the Company's consolidated balance sheet as of December 31, 2013.

T N S: Additional consideration was also to be paid to the T N S sellers in the event certain operating results were achieved by T N S.  The holders of the Series F Preferred Stock could have demanded that an aggregate of 3,000 shares of Series F Preferred be redeemed beginning on November 27, 2012, with the redemption to occur within 20 days of such request.  The holders also could have requested that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013 and that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2014.  In the event that certain operating results were achieved or not achieved by T N S, additional shares of Series F Preferred Stock could have been issued, or issued shares of Series F Preferred Stock could have been cancelled, based on an agreed upon formula. The Company valued the contingent consideration likely to be paid at $259,550 as of the date of acquisition. As of December 31, 2012, the amount of contingent consideration had not changed. At September 30, 2013, the Company evaluated the contingent consideration and recorded a gain in change of contingent consideration of $0.6 million. In December 2013, the Company and the former owners of T N S agreed to release the Company and T N S from any and all further obligations in connection with the contingent considerations. As part of the agreement, the Company redeemed an additional 1,150 shares of Series F Preferred Stock related to the aforementioned agreement.  In addition, the Company issued to the former owners of T N S 89,653 shares of common stock. This agreement resulted in a loss on change in contingent consideration of $2.2 million, which was recorded on the Company's statement of operations as a loss on change in fair value of contingent consideration.

ERFS: As additional consideration, the Company agreed to pay the ERFS seller 1.5 times EBITDA for the twelve-month period from January 1, 2013 through December 31, 2013, provided that the EBITDA for such twelve-month period exceeded the EBITDA for the twelve month period prior to closing by $10,000.  The Company valued the contingent consideration likely to be paid at $2.1 million. The contingent consideration could have ranged from $0, in the event ERFS EBITDA for the 12 months following closing was less than $10,000 over ERFS EDITDA for the 12 months period prior to closing, to unlimited as there was no cap on the amount that could have been earned.  The Company recorded the $2.4 million contingent consideration as a liability on its consolidated balance sheets.  As of December 31, 2012, the amount of contingent consideration had not changed.  On November 21, 2013, the Company consummated the sale of ERFS to the president of ERFS.  As consideration for the sale, the Company's contractual obligation to pay contingent consideration and working capital consideration was cancelled. In connection with such sale, the reserve for contingent consideration in the amount of $2.5 million was included in income from discontinued operations, net of taxes on the Company's consolidated statement of operations.

AWS Entities:  As additional consideration, the Company agreed to pay the AWS seller certain earn-out payments based on the first and second anniversary EBITDA of the AWS Entities.

First Anniversary: Following the first anniversary of the closing date, the Company will calculate the EBITDA of the AWS Entities for the twelve-month period beginning on the closing date and ending on the first anniversary of the closing date (the “First Anniversary EBITDA”), which will be subject to review by the sellers in accordance with the Purchase Agreement.  If required, the Company will make an earn-out payment to the sellers based on the First Anniversary EBITDA as follows (the “First EBITDA Adjustment”): (i) if the First EBITDA is less than $2.0 million the First EBITDA Adjustment will be zero; (ii) if the First Anniversary EBITDA is equal to or greater than $2.0 million and less than or equal to $3.0 million then the First EBITDA Adjustment will be equal to the First Anniversary EBITDA and will be paid by the Company to the sellers in cash; (iii) if the First Anniversary EBITDA is greater than $3.0 million and less than or equal to $4.0 million, then the First EBITDA Adjustment will be equal to 1.5x the First Anniversary EBITDA and will be paid by the Company to the sellers in cash; (iv) if the First Anniversary EBITDA is greater than $4.0 million and less than or equal to $5.0 million, then the First EBITDA Adjustment will be equal to 2.0x the First Anniversary EBITDA, of which 50% will be paid by the Company to the sellers in cash and 50% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the first anniversary of the closing date; or (v) if the First Anniversary EBITDA is greater than $5.0 million, then the First EBITDA Adjustment will be equal to 2.25x the First Anniversary EBITDA, of which 50% will be paid by the Company to the sellers in cash and 50% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the first anniversary of the closing date.

Second Anniversary: Following the second anniversary of the closing date, the Company will calculate the EBITDA of the AWS Entities for the twelve-month period beginning on the first anniversary of the closing date and ending on the second anniversary of the closing date (the “Second Anniversary EBITDA”), which will be subject to review by the sellers in accordance with the purchase agreement.  The Company will make an earn-out payment to the sellers based on the Second Anniversary EBITDA as follows (the “Second EBITDA Adjustment”): (i) if the Second Anniversary EBITDA is less than or equal to the First Anniversary EBITDA, then the Second EBITDA Adjustment will be zero; (ii) if the Second Anniversary EBITDA exceeds the First Anniversary EBITDA (the “EBITDA Growth Amount”) by an amount less than $1.0 million, the Second EBITDA Adjustment will be equal to 2.0x the EBITDA Growth Amount and will be paid by Company to the sellers in cash; (iii) if the EBITDA Growth Amount is equal to or greater than $1.0 million and less than $3.0 million, then the Second EBITDA Adjustment will be equal to 2.25x the EBITDA Growth Amount, of which 88.88% will be paid by Company to the sellers in cash and 11.12% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the second anniversary of the closing date; or (iv) if the EBITDA Growth Amount is equal to or greater than $3.0 million, then the Second EBITDA Adjustment will be equal to 2.5x the EBITDA Growth Amount, of which 80% will be paid by Company to the sellers in cash and 20% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the second anniversary of the closing date.

The Company determined the fair value of the contingent consideration to be $2,510,746 at the date of acquisition.  As of December 31, 2013, the amount of contingent consideration had been recorded as $4.4 million, which resulted in a loss from change in fair value of contingent consideration of $1.8 million that has been recorded on the Company's consolidated statement of operations as a loss on change in contingent consideration. The amount of contingent consideration increased based on a revised forecast for the remainder of the earn-out period.

2012 Deconsolidation

Deconsolidation of Digital Comm, Inc. Subsidiary

On September 13, 2012, the Company sold 60% of the outstanding shares of common stock of Digital to the Company’s former president and a former director. As consideration for the purchase, the former president issued to the Company a non-recourse promissory note in the principal amount of $125,000. The note is secured by the purchased shares. Immediately subsequent to the transaction, the Company wrote off the $125,000 promissory note from its former president, as it deemed it unlikely that he could repay the note.  At the date of deconsolidation, the Company wrote off all of its receivables from Digital of $880,000 and adjusted the negative investment carrying amount at the time of deconsolidation to zero, which resulted in a net gain of approximately $528,000. Subsequent to the sale of 60% of its ownership interest in Digital, the Company continued to fund the cash flow of Digital into December 2012. These amounts were approximately $179,000, which the Company subsequently wrote down to zero, as the Company has determined that the equity investment is uncollectible as Digital has limited operations and limited ability to repay the amount owed. The Company did not attribute any value to its equity investment in Digital at December 31, 2012 based on Digital's historical recurring losses and expected future losses, and the fact that Digital's liabilities far exceeded the value of its tangible and intangible assets at such date.

In the Company’s financial statements for the year ended December 31, 2012, the Company's investment in Digital had been written off and was reflected at value of zero.

The following information summarizes the results of operations of Digital for the year ended December 31, 2012 and for the period from January 1, 2012 through September 12, 2012, the date of deconsolidation.

January 1, 2012 through
September 12, 2012
Revenue	$1,691,956

Gross margin	139,675

Loss from operations	(473,918)

Interest expense	(251,412)

Net loss	$(725,330)

4.	PROPERTY AND EQUIPMENT, NET

At December 31, 2013 and 2012, property and equipment consisted of the following:

	December 31,
	2013	2012
Vehicles	$695,694	$474,153
Computers and Office Equipment	427,504	174,768
Equipment	262,104	304,942
Total	1,385,302	953,863
Less accumulated depreciation	(1,023,075)	(768,997)

Property and equipment, net	$362,227	$184,866

On September 30, 2012, the Company sold 60% of its interest in its Digital subsidiary.  As a result of the deconsolidation of Digital, the Company sold capital equipment with an original purchase price of $330,669 and accumulated depreciation of $113,111.

On November 21, 2013 the Company sold its ERFS subsidiary.  As a result of the transaction, the Company sold property and equipment related to ERFS with an original purchase price of $204,990 and accumulated depreciation of $52,120.

Depreciation expense for the years ended December 31, 2013 and 2012 was $154,478 and $118,047, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the years ended December 31, 2013 and 2012 resulting from the above-described acquisitions by the Company of its operating subsidiaries.

	Tropical	RM Engineering	ADEX	TNS	AW Solutions	Total
Balance December 31, 2011	$174,746	$169,240	$-	$-	$-	$343,986

Acquisitions	-	-	10,474,212	4,002,654	-	14,476,866
Balance December 31, 2012	174,746	169,240	10,474,212	4,002,654	-	14,820,852

Acquisitions	-	-	-	-	2,249,477	2,249,477

Disposals	-	-	-	-	-	-
Balance December 31, 2013	$174,746	$169,240	$10,474,212	$4,002,654	2,249,477	$17,070,329

The following table summarizes the Company’s intangible assets as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationship and lists	10 yrs	$9,094,299	(1,022,273)	$8,072,026	$5,709,049	$(208,623)	$5,500,426
Non-compete agreements	2-3 yrs	570,638	(175,517)	395,121	199,638	(18,991)	180,647
URL's	Indefinite	10,208	-	10,208	10,208	-	10,208
Trade names	Indefinite	4,298,562	-	4,298,562	3,414,562	-	3,414,562

Total intangible assets		$13,973,707	$(1,197,790)	$12,775,917	$9,333,457	$(227,614)	$9,105,843

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets, which approximates amortization that would have been recognized if determined by an accelerated method. Amortization expense related to the purchased intangible assets was $965,926 and $235,091 for the years ended December 31, 2013 and 2012, respectively.

On November 21, 2013 the Company disposed of it subsidiary ERFS which carried goodwill of $4,863,149 and intangible assets consisting of net customer relationships of $1,786,692 and tradenames of $361,000.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2014	$1,098,574
2015	1,079,128
2016	945,319
2017	909,250
2018	909,250
Thereafter	3,525,626
Total	$8,467,147

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2013 and 2012, accrued expenses consisted of the following:

	December 31,
	2013	2012
Accrued interest and preferred dividends	$2,274,638	$864,607
Accrued trade payables	5,361,442	2,138,249
Accrued compensation	1,244,432	857,379
	$8,880,512	$3,860,235

7.	BANK DEBT

As of December 31, 2013 and 2012, bank debt consisted of the following:

	December 31,
	2013	2012
One installment note, monthly principal and interest of $533, interest 9.05%, secured by vehicles, maturing July 2016	$17,064	$23,463

Five lines of credit, monthly principal and interest, interest ranging from $0 to $13,166, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2013 and February 2020	424,730	446,110
	441,794	469,573
Less: Current portion of bank debt	(318,050)	(261,742)

Long-term portion of bank debt	$123,744	$207,831

Future maturities of bank debt are as follows:

Year ending December 31,
2014	$318,050
2015	55,543
2016	28,621
2017	7,210
2018	2,400
Thereafter	29,970
Total	$441,794

The Company’s assets securing the bank debt had a carrying value of $75,000 and $25,000 at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, there were no covenants related to the bank debt.

The interest expense associated with the bank debt during the years ended December 31, 2013 and 2012 amounted to $33,769 and $185,479, respectively. The weighted average interest rate on bank debt during the years ended December 31, 2013 and 2012 was 7.6% and 8.2%, respectively.

8.	TERM LOANS

At December 31, 2013 and 2012, term loans consisted of the following:

	December 31,
	2013	2012
PNC revolving credit facility, secured by accounts receivable	$-	$-

Term loan, MidMarket Capital, net of debt discount of $143,843 and $182,631	13,706,157	14,817,369

Convertible promissory notes, unsecured, matured in December 2012	-	27,500

Promissory note, unsecured, non-interest bearing due July 2011, with 16,000 common shares equity component	-	9,500

Promissory notes, unsecured, matured in October 2012	-	195,000

Promissory notes, unsecured, maturing in January 2014	1,725,000	-

18% convertible promissory note maturing in January 2013	-	210,000

Acquisition promissory note to former shareholders of RM Engineering and RM Leasing, unsecured, non-interest bearing, imputed interest immateral, matured in March 2012 and June 2012	-	200,000

12% convertible debentures payable, net of debt discount of $6,666,476 and $0, respectively	4,958,526	-
	20,389,683	15,459,369
Less: Current portion of term loans	(5,380,185)	(3,618,211)

Long-term portion term loans, net of debt discount	$15,009,498	$11,841,158

Future annual principal payments are as follows:

Year ending December 31,
2014	$10,825,000
2015	7,925,001
2016	2,762,500
2017	5,687,501
2018	-
Total Principal payments	27,200,002

Term Loan – MidMarket Capital

On September 17, 2012, the Company entered into a Loan and Security Agreement with the lenders referred to therein, MidMarket Capital Partners, LLC, as agent for the lenders (the “Agent”), and certain subsidiaries of the Company as guarantors (the “MidMarket Loan Agreement”).  Pursuant to the MidMarket Loan Agreement, on September 17, 2012 and November 13, 2012, the lenders thereunder provided the Company senior secured first lien term loans in an aggregate amount of $15,000,000 (the “MidMarket Loans”). Interest on the MidMarket Loans accrued at the rate of 12% per annum. A portion of the proceeds of the MidMarket Loans were used to finance the acquisitions of the ADEX Entities and T N S, to repay certain outstanding indebtedness (including all indebtedness owed to  UTA Capital LLC) and to pay fees, costs and other expenses related thereto.  The remainder of the MidMarket Loans could be used by the Company to finance certain other acquisitions and for working capital and long-term financing needs.

The MidMarket Loans were to mature on September 17, 2017, provided that if the Company failed to raise by March 14, 2014 at least $20,000,000 in connection with a public offering of voting equity securities of the Company, the MidMarket Loans were to mature on June 17, 2014. If we did not complete an acquisition of an additional operating business within 90 days of September 17, 2012, the Company was required to repay $750,000 of the MidMarket Loans. The Company completed the acquisition of ERFS on December 17, 2012, which satisfied this covenant.

On October 17, 2013, the Company entered into an amendment to the MidMarket Loan Agreement to provide that, (i) if prior to March 17, 2014, the Company failed to raise at least $5,000,000 in gross proceeds in an underwritten public offering of the Company’s equity securities, the maturity date of the original MidMarket Loans were to be accelerated to June 17, 2014, or (ii) if prior to March 17, 2014 the Company raised at least $5,000,000 but less than $20,000,000 in gross proceeds in an underwritten public offering of the Company’s equity securities, the maturity date of the original MidMarket Loans were to be accelerated to December 30, 2014.

In connection with the MidMarket Loans, deferred loan costs of $1,800,051 were recorded.  These costs were being amortized over the life of the loan using the effective interest method.

Subject to certain exceptions, all obligations of the Company under the MidMarket Loans were unconditionally guaranteed by each of the Company’s domestic subsidiaries. In addition, the obligation of the Company and the subsidiary guarantors in respect of the MidMarket Loans was secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors, subject to certain customary exceptions.

Pursuant to the MidMarket Loan Agreement, the Company issued warrants to the lenders, which entitle the lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which the warrants first became exercisable, which was December 6, 2012. The warrants were amended on November 13, 2012 as part of the first amendment to the MidMarket Loan Agreement discussed below. At that time, the number of shares of common stock issuable upon exercise of the warrants was increased from 10% of the fully-diluted shares to 11.5% of the fully-diluted shares. The warrants have an exercise price of $4.00 per share, subject to adjustment as set forth in the warrants, and will expire on September 17, 2014, but are subject to extension until certain financial performance targets are met. The warrants have anti-dilution rights in connection with the exercise price. If the Company issues stock, warrants or options at a price below the $4.00 per share exercise price, the exercise price of the warrants resets to the lower price. In connection with an amendment to the MidMarket Loan Agreement, on March 22, 2013, the number of shares of common stock issuable upon exercise of the warrants has been fixed at 234,233 shares. In accordance with ASC Topic 480, the warrants are classified as liabilities because there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt will be revalued each reporting period and the increase or decrease will be recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.”  At each reporting date, the Company performs an analysis of the fair value of the warrants using the Black-Scholes pricing model and adjusts the fair value accordingly.

On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $193,944. The amount was recorded as a debt discount and was being amortized over the life of the MidMarket Term Loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2013 and 2012, the Company used the Black Scholes pricing method to determine the fair value of the warrants on those dates, and determined the fair value was $3,279,906 and $33,593, respectively.  The Company recorded the change in the fair value of the derivative liability as a loss in fair value of derivative liability for the year ended December 31, 2013 of $3,246,313 and a gain on change in fair value of derivative liability in the year ended December 31, 2012 of $160,351.

As of December 31, 2012, certain events of default had occurred and were continuing under the MidMarket Loan Agreement, including events of default relating to a number of financial covenants under the loan agreement. On March 22, 2013, the Company and its subsidiaries entered into an amendment to the MidMarket Loan Agreement pursuant to which, among other agreements, all of the existing events of default by the Company were waived and the financial covenants that gave rise to certain of the events of default were amended.

Interest expense on the MidMarket Loan was $2,394,825 and $491,943 in the years ended December 31, 2013 and 2012, respectively.

In March 2014, the entire outstanding principal of the MidMarket Loans was converted into common stock of the Company (see Note 18, Subsequent Events).

Convertible Promissory Notes, Unsecured.

In June 2012, the Company issued an 8% convertible promissory note in the principal amount of $27,500 that bore interest at the rate of 8% per annum and matured in December 2012. This note was convertible into common stock of the Company, at the holder’s option, at a conversion price equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date. In January 2013, this note was converted in accordance with its terms into 7,207 shares of common stock.

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

Promissory Note, Unsecured

On May 26, 2011, the Company issued a promissory note in the principal amount of $50,000.  In connection with the issuance of this promissory note, the Company issued to the lender 16,000 shares of the Company’s common stock.  This note bore no interest until the occurrence of an event of default, at which time the note was to bear interest at the rate of 18% per annum on the remaining balance.  This note was due in June 2011, and was considered in default at December 31, 2012.  This note was repaid in full in May 2013. This note had a principal balance of $0 as of December 31, 2013 and $9,500 as of December 31, 2012.

Acquisition Promissory Note

On December 29, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of RM Engineering.  Upon its acquisition of RM Engineering, the Company assumed unsecured, non-interest bearing acquisition promissory notes to former shareholders of RM Engineering due in March and June 2012. These notes were repaid in full in 2013.   As of December 31, 2012, these notes were in default. As of December 31, 2013 and 2012, these notes had a principal balance of $0 and $200,000, respectively.

Term Loan Maturing in January 2014

During April 2013, the Company entered into a purchase agreement (the "ICG Purchase Agreement") with ICG USA, LLC (“ICG”) pursuant to which the Company agreed to sell and ICG agreed to purchase, unsecured, convertible promissory notes in the aggregate principal amount of $1,725,000 for an aggregate purchase price of up to $1,500,000, at up to two separate closings. Pursuant to such agreement, on April 30, 2013, the Company issued to ICG a promissory note in the principal amount of $862,500 for a purchase price of $750,000, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matured on the tenth trading day following the earlier of (i) the closing by the Company of a public offering of equity securities resulting in gross proceeds of at least $20 million or (ii) any capital raise by the Company of at least $3 million. If the Company did not complete a capital raise within 180 days of the date of funding (October 26, 2013), then the lender could have elected to be repaid on this note by either receiving 25% of the Company's future monthly cash flows until such time as the unpaid principal had been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six-month period, if ICG elected to convert, this note was convertible into common shares at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3 million and, as a result, the note was no longer convertible into shares of the Company’s common stock.

Pursuant to the ICG Purchase Agreement, in August 2013, the Company issued to ICG a promissory note in the principal amount of $287,500 for a purchase price of $250,000, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matured on the thirtieth trading day following the earlier of the closing of any capital raise by the Company of at least $3 million or October 26, 2013. If the Company did not complete a capital raise within 180 days of the date of funding (February 28, 2014), then the lender could have elected to be repaid on this note by either receiving 25% of the Company's future monthly cash flows until such time as the unpaid principal has been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six month period, if ICG made the election to convert, this note was convertible into common stock at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3 million, and the note was no longer convertible into shares of the Company’s common stock.

Pursuant to the ICG Purchase Agreement, in October 2013, the Company issued to an affiliate of ICG a promissory note in the principal amount of $575,000 for a purchase price of $500,000, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on the such note.  This note matured in January 2014. At the time of this issuance, the outstanding notes held by ICG were assigned by ICG to such affiliate of ICG and the maturity date of such notes was extended to January 2014.

In March 2014, the Company and ICG agreed to convert the remaining unpaid principal amount of the three notes into common stock (see Note 18, Subsequent Events).

Pursuant to the ICG Purchase Agreement, in connection with the issuance of the notes, ICG was also issued two warrants to purchase a number of common shares equal to fifty percent (50%) of the number of shares into which the note may be converted on the date of issuance of the note. The warrants are exercisable at an exercise price equal to the lesser of a) 120% of the price per share at which the Company sells its common stock in a public offering or b) the exercise price of any warrants issued to investors in an offering of the Company’s securities resulting in gross proceeds of at least $3,000,000, provided, however, that if no such offering closed by October 30, 2013, then the exercise price for the warrant would be equal to 120% of the closing price of the Company’s common stock on October 30, 2013. The Company completed an offering of its common stock on November 5, 2013. The exercise price of the warrants was fixed at $4.80. The warrants meet the criteria in accordance with ASC 815 to be classified as liabilities as the number of shares to be issued upon conversion of the warrants and the strike price of the warrants is variable. On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140,000. The amount was recorded as a debt discount and was being amortized over the life of the related term loan. The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability of $130,000 for the year ended December 31, 2013.

The Company issued additional warrants to its lender, ICG, in August 2013. On August 28, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $35,000.  The amount was recorded as a debt discount and was being amortized over the life of the related term loan. The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability of $35,000 for the year ended December 31, 2013. The additional warrants were fair valued using the binomial method.

The Company issued additional warrants to its lender, an affiliate of ICG, in October 2013. On October 30, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $19,000.  The additional warrants were fair valued using the binomial method. The amount was recorded as a debt discount and was being amortized over the life of the related term loan. The Company recorded the change in fair value of the derivative liability as a gain on change in fair value of derivative liability of $19,000 for the year ended December 31, 2013.  In October 2013, ICG and its affiliate exercised all of their warrants and the Company recorded a cumulative loss of $952,000 for the year ended December 31, 2013, which amount is included in changes in the value of the derivative instruments from their issuance dates.

PNC Bank Revolving Credit Facility

On September 23, 2013, the Company entered into a revolving credit and security agreement dated as of September 20, 2013 (the "PNC Credit Agreement"), with PNC Bank, as agent and a lender, and each of the Company’s subsidiaries, as borrowers or guarantors. The PNC Credit Agreement provided the Company a revolving credit facility in the principal amount of up to $10,000,000, subject to a borrowing base (as further described below), that was secured by substantially all of the Company’s assets and the assets of the Company’s subsidiaries, including a pledge of the equity interests of the Company’s subsidiaries pursuant to a pledge agreement. The maturity date of the revolving credit facility was June 17, 2014.

Interest on advances under the revolving credit facility was payable in arrears on the first day of each month with respect to Domestic Rate Loans (as defined in the PNC Credit Agreement) and at the end of each interest period with respect to LIBOR Rate Loans (as defined in the PNC Credit Agreement). Interest charges were computed on the greater of (x) $5,000,000 or (y) the actual principal amount of advances outstanding during the month at a rate per annum equal to, (i) in the case of Domestic Rate Loans, the sum of the Alternate Base Rate (as defined in the PNC Credit Agreement) plus 0.50% per annum, or (ii) in the case of LIBOR Rate Loans, the LIBOR rate plus 2.75% per annum.  Prior to each advance, the Company had the option of making such advance a Domestic Rate Loan or a LIBOR Rate Loan.

The loans were subject to a borrowing base equal to the sum of (a) 88% of the Company’s eligible accounts receivable, plus  (b) the lesser of (i) 65% of the Company’s Eligible Milestone Receivables (as defined in the PNC Credit Agreement) and (ii) $500,000,  minus  (c) the aggregate maximum undrawn amount of all outstanding letters of credit under the revolving credit facility, and  minus  (d) $2,500,000 (prior to the release of the availability block).  Initially, the borrowing base was reduced by a $2,500,000 availability block, which would have been eliminated on September 30, 2014 if the Company met certain financial conditions and was not in default under the revolving credit facility.

The PNC Credit Agreement contained customary events of default and covenants, including, but not limited to, financial covenants requiring a minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation and amortization (EBITDA).  In connection with the Company’s acquisition of IPC, described in subsequent events, the Company was required to have availability under the PNC loan of $3 million.  In order to satisfy this requirement, the Company prepaid the loan in the amount of $108,000 and, as of December 31, 2013, the balance of the loan was a prepayment of $108,000, which was recorded as other current assets on the Company’s balance sheet.

As of December 31, 2013, the Company had borrowing availability under the PNC Credit Agreement of $1.5 million. However, as of December 31, 2013, the Company was not in Compliance with all of the covenants of the PNC Credit Agreement. The Company terminated the PNC Credit Agreement on April 4, 2014.

12% Convertible Debentures

In December 2013 the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company issued to such investors convertible debentures in the original aggregate principal amount of $11,625,000 (the "Convertible Debentures") and an aggregate of 36,567 shares of its common stock for an aggregate purchase amount of $11,625,002. The Convertible Debentures mature on June 13, 2015 and bear interest at the rate of 12% per annum and are payable in accordance with an amortization schedule, with monthly payments beginning on July 13, 2014 and ending on the final maturity date of June 13, 2015.  At the Company’s election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments may be paid by the issuance of shares of the Company’s common stock at a price per share equal to the lesser of (i) the Conversion Price (as defined below) and (ii) 75% of the average of the VWAP (the daily volume weighted average price) of the Company’s common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

The Convertible Debentures are convertible into shares of the Company’s common stock at the election of the holder thereof at a conversion price (the “Conversion Price”) equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of the Company’s common stock in the first underwritten public offering of not less than $10 million of the Company’s equity securities (a “Qualified Offering”).  The Conversion Price is subject to customary anti-dilution provisions.  Notwithstanding the foregoing, the Convertible Debenture of a particular holder will not be convertible if such conversion would result in such holder owning more than 4.99% of the issued and outstanding shares of the Company’s common stock after such conversion.

The Company may redeem a Convertible Debenture, in whole or in part, for cash at a redemption price (the “Redemption Amount”) equal to 115% of the outstanding principal amount of the Convertible Debenture, plus all accrued and unpaid interest, plus an amount equal to the interest that would have accrued on the Convertible Debenture through the one year anniversary of the issuance date. Upon the occurrence of a Qualified Offering while the Convertible Debentures remain outstanding, (i) each holder of a Convertible Debenture has the option to force the redemption of a portion of such holder's Convertible Debenture for a redemption price equal to the Qualified Offering Amount (as defined below), and (ii) the Company has the option to force the redemption of portion of holder’s Convertible Debenture in an amount equal to or less than the Qualified Offering Amount.  The “Qualified Offering Payment” means, with respect to each Convertible Debenture, an amount equal to the lesser of (i) 50% of the Redemption Amount and (ii) (a) 50% of the gross proceeds of the Qualified Offering multiplied by (b)(x) the Redemption Amount of such Convertible Debenture, divided by (y) the Redemption Amount of all Convertible Debentures issued pursuant to the purchase agreement.

Beginning on June 13, 2014, the Company may elect to force the holder of a Convertible Debenture to convert all, but not less than all, amounts outstanding under the Convertible Debenture into shares of the Company’s common stock at the applicable Conversion Price; provided, that the Company may only elect such forced conversion if certain conditions are met, including the condition that the Company’s common stock has been trading at 150% or higher of the applicable Conversion Price for 30 consecutive trading days with an average daily trading volume of not less than $1,000,000 of shares per day.

Upon the occurrence of an event of default (as defined in the Convertible Debentures), the outstanding principal amount of the Convertible Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount.  The “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the Convertible Debenture, plus all accrued and unpaid interest thereon, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP of the Company’s common stock on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 115% of the outstanding principal amount of the Convertible Debenture, plus 100% of accrued and unpaid interest hereon, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Convertible Debenture.  After the occurrence of an event of default that results in the acceleration of the Convertible Debentures, the interest rate on the Convertible Debentures shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  Additionally, upon the occurrence of an event of default, at the holder’s election each Convertible Debenture shall become convertible into shares of the Company’s common stock at the lesser of (i) the Conversion Price, and (ii) 70% of the average VWAP of the Company’s common stock for the five trading days in the preceding twenty trading days that have the lowest VWAP during such period.

The Company recorded a debt discount in the amount of $382,492 in connection with the 36,567 shares of the Company's common stock issued pursuant to the purchase agreement, which amount is being amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620,000 in connection with the embedded features of the Convertible Debentures, which amount is being amortized over the life of the Convertible Debentures. The Company used a Monte Carlo simulation on the date of issuance to fair value the embedded conversion features.

9.	DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for derivatives conversion options embedded in its convertible and freestanding instruments in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities ("ASC Topic 815").

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding at December 31, 2013.

The terms of the warrants issued pursuant to the MidMarket Loan Agreement in 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $5.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the MidMarket Loan Agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 187,386 shares.  On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $193,944. The amount was recorded as a debt discount and is being amortized over the original life of the MidMarket Loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2012, the Company used the Black - Scholes pricing model to determine the fair value on that date and determined that the fair value was $33,593 and recorded the decrease in implied fair value as a gain on change in derivative liability.  On December 31, 2013, the Company used the Black - Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $3,279,906, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets.  The Company recorded the increase in fair value of the derivative liability as a loss on change in fair value of derivative liability of $3,246,313 in change in fair value of derivative instruments on the consolidated statements of operations for the year ended December 31, 2013.

The fair value of the MidMarket warrant derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31,
	2013	2012

Fair value of Company’s common stock	$18.36	$0.68755-10.00
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	56.78-112%
Exercise price	$4.00 - $5.00	$0.95-10.00
Estimated life	8.5 months	1.75 years
Risk free interest rate (based on 1-year treasury rate)	0.11%	0.0266-0.12%

Series E Warrants

The Company also issued warrants associated with the issuance of its Series E Preferred Stock in 2012 and 2013.

The terms of the warrants issued to the holders of Series E Preferred Stock provided that, among other things, the number of shares of common stock issuable upon exercise of such warrants amounted to 4.99% of the Company’s fully-diluted outstanding common shares and common share equivalents, whether the common share equivalents were fully vested and exercisable or not, and that the exercise price of such warrants was $500 per share of common stock, subject to adjustment.

The warrants provided for variability involving the effective amount of common share equivalents issued in future equity offerings of equity-linked financial instruments. Additionally, the warrants did not contain an exercise contingency. Accordingly, the settlement of the warrants would not have equaled the difference between the fair value of a fixed number of shares of the Company’s common stock and a fixed stock price.  Accordingly, such warrants were not indexed to the Company’s stock price.  The Company accounted for such variability associated with its warrants as derivative liabilities.

In December 2013, the Company made a concession to the holders of the Company's Series E Preferred Stock to issue a fixed number of shares of common stock to satisfy these warrants. The Company obtained approval and agreement of such stockholders at December 31, 2013; however, the shares of common stock were not issued until January 2014, which resulted in a liability of $977,817, based on a Black-Scholes calculation, as of December 31, 2013.

The fair value of the Series E warrants derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31,
	2013	2012

Fair value of Company’s stock	$18.36	$0.68755
Volatility	80%	112%
Exercise price	$-	$500
Estimated life	0.5 months	2.75 years
Risk free interest rate (based on 1-year treasury rate)	0.11%	0.0266%

ICG warrants

The Company issued warrants to its lender, ICG, in April 2013. On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140,000.  The amount was recorded as a debt discount and is being amortized over the life of the related loan.  The amount of the derivative liability was computed by using the binomial method to determine the value of the warrants issued.  The binomial method evaluated possible scenarios for the price of the Company’s common stock and other factors that would impact the anti-dilution provisions of the warrants. At April 26, 2013, the number of shares of common stock issuable upon exercise of the warrants was 37,177.

The Company issued additional warrants to its lender, ICG, in August 2013. On August 28, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $35,000.  The amount was recorded as a debt discount and is being amortized over the life of the related loan.  The amount of the derivative liability was computed by using the binomial method to determine the value of the warrants issued.  The binomial method evaluated possible scenarios for the price of the Company’s common stock and other factors which would impact the anti-dilution provisions of the warrants. At August 28, 2013, the number of shares of common stock issuable upon exercise of the warrants was 12,392.

The Company issued additional warrants to its lender, ICG, in October 2013. On October 30, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $19,000.  The amount was recorded as a debt discount and is being amortized over the life of the related loan.  The amount of the derivative liability was computed by using the binomial method to determine the value of the warrants issued.  The binomial method evaluated possible scenarios for the price of the Company’s common stock and other factors which would impact the anti-dilution provisions of the warrants. At October 30, 2013, the number of shares of common stock issuable upon exercise of the warrants was 22,308.

In November 2013, ICG exercised all of its warrants and the Company recorded a change in fair value of the derivative liability of $952,000 for the year ended December 31, 2013.

A summary of the transactions related to the derivative liability for the years ended December 31, 2013 and 2012 is as follows:

Derivative liability at January 1, 2012	$38,557
Fair value of derivative at issuance, recognized as debt discount	193,944
Decrease in fair value of derivative liability, recognized as other income	(198,908)
Derivative liability at December 31, 2012	33,593
Fair value of derivative at issuance, recognized as debt discount	6,814,000
Increase in fair value of derivative liability, recognized as other income	14,156,361
Settlement of derivative liability	(1,126,231)
Derivative liability at December 31, 2013	$19,877,723

10.	INCOME TAXES

The (benefit from) income taxes for the years ended December 31, 2013 and 2012 was as follows:

	Years Ended December 31,
	2013	2012
Federal	$(297,000)	$-
State	90,459	48,232
Foreign	437,704	106,217
Total current	$231,163	$154,449

Deferred:
Federal	$(699,146)	$(2,530,775)
State	(119,679)	(270,197)
Total deferred	(818,825)	(2,800,972)
Total (benefit) from income taxes	$(587,662)	$(2,646,523)

The Company’s effective tax rate for the years ended December 31, 2013 and 2012 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2013	2012
	%	%
Federal tax benefit at statutory rate	(34.0)	(34.0)
Permanent differences	20.1	(6.7)
State tax benefit, net of Federal benefits	1.2	0.8
Other	(2.4)	0.3
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	1.6	2.8
Net change in valuation allowance	12.9	(29.5)
Foreign tax credits	(1.6)	(2.8)
(Benefit)	(2.2)	(69.1)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2013	2012
Net operating loss carry forwards	$4,300,870	$2,058,644
Accruals and reserves	277,667	301,000
Credits	543,704	106,000
Stock based compensation	266,598	-
Total assets	5,388,839	2,465,644

Depreciation	(17,590)	(15,000)
Section 481 adjustment	(897,854)	(1,347,000)
Intangible assets	(1,918,911)	(3,479,000)
Total liabilities	(2,834,355)	(4,841,000)
Less: Valuation allowance	(4,076,000)	-

Net deferred tax liabilities	$(1,522,516)	$(2,374,356)

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment. Prior to 2012, there were no provisions (or benefits) for income taxes because the Company had sustained cumulative losses since the commencement of operations. In 2012, a benefit from income taxes of $2,646,523 from continuing operations was recorded. The tax benefit in 2012 was primarly a result of the release of the valuation allowance as a result of the recognition of offsetting deferred tax liabilities.

At December 31, 2013, the Company again reviewed the need for a valuation allowance against its deferred tax asset. As a result of this review it was determined that, based on 2013 results and projected future taxable income, an increase in the valuation allowance was necessary. For the year ended December 31, 2013, the Company recorded a benefit from income taxes from continuing operations of $292,662, which includes the change in the net valuation allowance of approximately $4,061,151.

As of December 31, 2013 and 2012, the Company had federal net operating loss carryforwards (“NOL’s”) of approximately $11,410,000 and $5,600,000, and state not operating loss carryforwards (NOL’s) of approximately $9,790,000 and $5,600,000, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of December 31, 2013 and December 31, 2012, the Company had federal tax credit carryforwards of $544,000 and $106,000, respectively, available to reduce future taxes. These credits begin to expire in 2022.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code. As disclosed the Company has taken these limitations into account in determining its available NOL’s.

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $2,386,000 of income over the period 2014 through 2015. During 2012 and 2013, the Company acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income. Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

The effective tax rate differs from the statutory rate primarily as a result permanent differences due to certain non-cash charges.

The Company applies the standard relating to accounting (ASC 740-10) for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. There were no significant unrecognized tax benefits recorded as of December 31, 2013, and there was no change to the unrecognized tax benefits during 2013 and 2012.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease through December 31, 2014.  The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2013 and 2012, there was no accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  Due to the Company's net operating loss carryforwards, all years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.  In addition, all of the net operating loss and credit carryforwards that may be used in future years are still subject to adjustment.  The Company is not currently under examination by any tax jurisdiction.

11.	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash in financial institutions. At December 31, 2012, substantially all of the Company’s cash was in one bank subject to FDIC’s insurance of $250,000 per depositor per insured bank. The Company maintains deposits in federally insured financial institutions. Cash held with financial institutions may exceed the amount of insurance provided on such deposits; however, management believes the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held.

The Company grants credit under normal payment terms, generally without collateral, to its customers.  These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights that may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks.  These risks may be heightened as a result of the current economic developments and market volatility.  In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future.  These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed.  The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable as of December 31, 2013 and 2012.

As of, and for the years ended, December 31, 2013 and 2012, concentrations of significant customers were as follows:

	Accounts Receivable	Revenues
2013
Ericsson, Inc.	26%	41%

	Accounts Receivable	Revenues
2012
C2 Utility	10%	4%
Ericsson Caribbean	11%	5%
Nexlink	0%	14%
Ericsson, Inc.	33%	33%

Geographic Concentration Risk

Substantially all of the Company’s customers are located within the United States.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its property under leases that expire on various dates through 2017.  Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

Rent expense incurred under the Company’s operating leases amounted to $463,589 and $174,513 during the years ended December 31, 2013 and 2012, respectively.

The future minimum obligation during each year through 2017 under the leases with non-cancelable terms in excess of one year is as follows:

Years Ended December 31,	Future Minimum Lease Payments
2014	$415,907
2015	174,060
2016	65,976
2017	54,980
2018 and thereafter	-
Total	$710,923

13.	STOCKHOLDERS’ DEFICIT

Common Stock:

Reverse stock splits

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

Public Offering

On November 5, 2013, the Company completed an offering of its common stock in which the Company sold 1,250,000 shares of common stock at a price of $4.00 per share.  In connection with the offering, 625,000 warrants to purchase 625,000 shares of common stock were also sold at $0.01 per warrant. The net proceeds to the Company from the offering after underwriting discounts and expenses was $4,550,010.  Of the 625,000 warrants sold, 448,296 were exercised as of December 31, 2013.

Basis for determining fair value of shares issued

The Company determines the value at which to record common stock issued in connection with acquisitions, debt conversions and settlements, loan modifications and employee and non-employee compensation arrangements, using the market price of the common stock on the date of acquisition.

Issuance of shares of common stock to third parties for services

During 2012, the Company issued an aggregate of 33,000 shares of the Company’s common stock in exchange for consulting services rendered by various consultants. The shares were valued at an average price of $10.28 per share for a value of $338,900.

During 2013, the Company issued 23,879 shares of the Company’s common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at an average fair value of $8.85 per share and were immediately vested. The Company recorded $211,421 to stock compensation expense.

Issuance of shares of common stock to employees, directors, and officers

During 2012, the Company issued 10,000 shares of the Company’s common stock to directors and officers for services rendered.  The shares were valued at $3.00 per share for a value of $30,000. The shares were immediately vested.

During 2013, the Company issued 5,000 shares of the Company’s common stock to two employees for services rendered. The shares were valued at $11.52 per share for a value of $57,601. The shares were immediately vested.

During 2013, the Company issued 149,700 shares of the Company’s common stock to six employees and two directors or services rendered. The shares were valued at $10.51 per share for a value of $1,572,988. The shares were immediately vested.

Issuance of shares pursuant to convertible notes payable

During 2012, the Company issued 44,318 shares of its common stock pursuant to convertible notes payable at a weighted-average price of $3.44 per share, for a value of $153,216.

During 2013, the Company issued 7,206 shares of the Company’s common stock to a third-party lender in connection with the conversion of notes payable aggregating $27,500. Upon conversion, $144,130 was recorded as interest expense related to the beneficial conversion feature.

During 2013, the Company issued 36,584 shares of the Company’s common stock to a third-party lender in connection with the conversion of notes payable aggregating $210,000. Upon conversion, $281,113 was recorded as interest expense related to the beneficial conversion feature.

On December 13, 2013, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued to such investors 12% convertible debentures.  During December 2013, 36,567 shares of common stock were issued as a debt discount in the amount $382,487 as part of the debenture issuance.

In April 2013, the Company entered into an agreement for the acquisition of AW Solutions.  As part of the acquisition, the Company issued a note in the amount of $2,107,804 to the former owners of AW Solutions.  On December 31, 2013, the Company settled the remaining principal and interest on the note with the issuance of 152,562 shares of common stock.  The shares were issued with a fair value of $18.36 per share, for a total fair value of $2,801,038, which resulted in a loss on extinguishment of debt of $992,000.

Issuance of shares to satisfy obligations pursuant to warrants

During 2012, the Company issued 52,190 shares of its common stock to UTA in exchange for UTA exercising common stock warrants with a cashless exercise. The common stock was valued at the price of $6.76 per share. The total value of the shares issued was $352,763, and recorded as interest expense.

On April 26, 2013, August 28, 2013 and October 30, 2013, the Company issued warrants to ICG USA, LLC and Venture Champion Asia Limited in connection with loans received from those entities in April, August and October 2013.   These warrants were fully exercised with the issuance of 138,396 shares of common stock.

Issuance of shares pursuant to penalty to waive covenant

During 2013, the Company issued an aggregate of 20,375 shares of the Company’s common stock in connection with a loan modification of the MidMarket Loan. The shares were valued at a price of $12.20 per share. The aggregate consideration for the issuance of the shares of common stock amounted to $248,575, which amount was recorded as interest expense in the consolidated statement of operations.

Issuance of shares pursuant to preferred dividends

During 2013, the Company issued 112,256 shares of the Company’s common stock in satisfaction of accrued preferred stock dividends in an amount equal to $958,822.

Issuance of shares pursuant to conversion of preferred stock

During 2013, the Company issued 39,487 shares of common stock upon the conversion of 566 shares ($565,660) of Series D Preferred Stock.

During 2013, the Company issued 40,000 shares of common stock upon the conversion of 2,000,000 shares of Series A Preferred Stock. Of such shares 8,000 shares of common stock were issued to Lawrence Sands, the Company’s Senior Vice President and Corporate Secretary, and 16,000 shares of common stock were issued to each of Billy Caudill and Gideon Taylor, each of whom was a former officer and director of the Company.

In 2013, the Company issued 3,352 shares of common stock upon the conversion of 42 shares ($40,212) of Series D Preferred Stock.

In 2013, the Company issued 2,452,742 shares of common stock upon the conversion of 37,500 shares ($2,216,760) of Series B Preferred Stock.

In 2013, the Company issued 1,262,440 shares of common stock upon the conversion of 1,500 shares ($1,500,000) of Series C Preferred Stock.

In 2013, the Company issued 534,819 shares of common stock upon the conversion of 3,350 shares ($3,350,000) of Series E Preferred Stock.

In 2013, the Company issued 483,015 shares of common stock upon the conversion of 1,425 shares ($1,425,000) of Series H Preferred Stock.

Issuance of shares pursuant to settlement of TNS contingent consideration and settlement of Series F Preferred Stock

On December 21, 2013 we entered into agreement with TNS sellers to satisfy all our outstanding obligations related to the TNS agreement. Based on the terms of that agreement we settled all our remaining obligations to the TNS sellers by converting the 1,150 shares of Series F Preferred Stock owned by such sellers, along with the settlement of the common shares with a put option, issued additional shares to settle contingent consideration and the shares to be issued in connection with our public offering which aggregated to 466,702 shares of our common stock. At the time of settlement, there was no contingent consideration outstanding. The shares issued to settle the contingent consideration arrangement resulted in a loss of $2.2 million.

Issuance of shares pursuant to exercise of stock options

During 2013, the Company issued 5,000 shares of common stock upon the exercise of common stock options.

Issuance of shares pursuant to completed acquisition

During 2013, the Company issued 203,735 shares of common stock, valued at $12.80 per share, in connection with the Company’s acquisition of AWS. The shares were valued in the aggregate at $2,607,804.

Issuance of shares pursuant to completed business combinations

During 2012, the Company issued 10,000 shares of its common stock with a fair market price of $7.75 per share in connection with the acquisition of TNS. The total value of the stock issued was $77,500.

Preferred Stock

The Company evaluated and concluded that its Series B, C, E, F, G and H Preferred Stock did not meet the criteria in ASC 480-10 and thus were not considered liabilities. The Company evaluated and concluded that the embedded conversion feature in its Series B, C, E, G and H Preferred Stock did not meet the criteria of ASC 815-10-25-1 and did not need to be bifurcated.  In accordance with ASR 268 and ASC 480-10-S99, these equity securities were required to be classified outside of permanent equity because they were redeemable for cash.  These instruments are no longer outstanding.

The Company evaluated and concluded that its Series D Preferred Stock did not meet any the criteria in ASC 480-10 and thus was not considered a liability. The Company evaluated and concluded that the embedded conversion feature in the Series D Preferred Stock did not meet the criteria of ASC 815-10-25-1 and did not need to be bifurcated.  In accordance with ASR 268 and ASC 480-10-S99, the shares of Series D Preferred Stock were required to be classified outside of permanent equity because such shares were redeemable for cash. These shares are no longer outstanding.

The Company evaluated and concluded that its Series I Preferred Stock did not meet any the criteria in ASC 480-10 and thus was not considered a liability. The Company evaluated and concluded that the embedded conversion feature in the Series I Preferred Stock did not meet the criteria of ASC 815-10-25-1 and did not need to be bifurcated. In accordance with ASR 268 and ASC-480-10, the shares of Series I Preferred Stock were required to be classified outside of permanent equity because such shares were redeemable for cash.  These shares are no longer outstanding.

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

As of December 31, 2012, the Series A Preferred Stock was convertible into 40,000 shares of common stock. This conversion was based on a conversion ratio of .08 shares of common stock for each share of Series A Preferred Stock.  On February 7, 2013, holders converted all outstanding shares of Series A Preferred Stock into 40,000 shares of common stock.

Series B

On June 28, 2011, the Company designated 60,000 of its authorized shares of preferred stock as Series B Preferred Stock (the “Series B Preferred Stock”).  The Series B Preferred Stock had no dividend rights and each share of Series B Preferred Stock was convertible into such number of shares of common stock of the Company as is equal to 0.00134% of the Company’s total common stock outstanding on a fully-diluted basis.  The Series B Preferred Stock was redeemable, at the option of the holder, at a price of $1,000 per share, and entitled the holders to one vote for each share of common stock to be received on an as if converted basis.  In June  2011, the Company sold and received subscriptions for the sale of 15,000 shares of Series B Preferred Stock at $1,000 per share from three individuals and a trust.  One of the individuals is, and the trust is a related party to, the current chief executive officer of the Company.  During 2012, the Company sold, and received subscriptions from four individuals for the purchase of, 16,021 shares of Series B Preferred stock for cash consideration in the aggregate amount of $1,585,000.  Three individuals also converted a principal amount of debt and accrued interest thereon in the aggregate amount of $616,760 into 6,479 shares of Series B Preferred Stock. On June 25, 2013, holders converted all 37,500 outstanding shares of Series B Preferred stock into 2,452,742 shares of common stock.

Series C

On December 23, 2011, the Company designated 1,500 shares of the authorized shares of preferred stock as Series C Preferred Stock (the “Series C Preferred Stock”).  Series C Preferred Stock had a stated value of $1,000.00 per share, and entitled holders to receive cumulative dividends at the rate of 10% of the stated value per annum, payable quarterly.  Holders of Series C Preferred Stock have a two-year option to convert their shares of Series C Preferred Stock to common stock at a rate per share equal to 0.025% of the issued and outstanding common stock at the time of the conversion. On June 25, 2013, holders converted all 1,500 outstanding shares of Series C Preferred stock into 1,262,440 shares of common stock.

Series D

On December 31, 2011, the Company designated 1,000 shares of its authorized shares of preferred stock as Series D Preferred Stock (the “Series D Preferred Stock”).  The Series D Preferred Stock had an initial stated value of $1,000 per share and entitled holders to receive cumulative dividends at the annual rate of 10% of the stated value per share, payable quarterly in cash or shares of common stock, at the election of the Company, beginning on March 31, 2012.  The Series D Preferred Stock was non-voting, non-redeemable and was convertible at any time the market capitalization of the Company’s common stock exceeded $15 million or the shares of common stock were trading at a per share price in excess of $43.75 per share for a 10-day trading period.  The number of shares of common stock issuable upon conversion was calculated by dividing the stated amount of the Series D Preferred Stock by the closing price of the common stock on the last business date preceding written notice by the Company to the holders of the Series D Preferred Stock of the Company’s decision to convert such shares.  On December 31, 2011, the Company’s Board of Directors authorized the issuance of 408 shares of Series D Preferred Stock to one of the Company’s former principal officers in settlement of a note payable due the officer aggregating $405,872, including unpaid interest. On January 30, 2013, holders converted 566 shares of Series D Preferred Stock into 39,487 shares of common stock.  On May 12, 2013, holders converted all 42 remaining outstanding shares of Series D Preferred Stock into 3,352 shares of common stock.

Series E

On September 17, 2012, the Company designated 3,500 shares of its authorized shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”).  Series E Preferred Stock had a stated value of $1,000 per share, and was entitled to cumulative dividends at a rate of 12% per annum, payable quarterly, beginning on September 30, 2012.  The dividends were payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series E Preferred Stock had a one-year option to convert their shares of Series E Preferred Stock to common stock of the Company.  In aggregate, the shares of Series E Preferred Stock were convertible into a number of shares of common stock amounting to 9.8% of the fully-diluted capitalization of the Company.  The shares of Series E Preferred Stock were redeemable at $1,000 per share, at the option of the holder. On August 6, 2013, holders converted all 3,350 outstanding shares of Series E Preferred Stock into 534,819 shares of common stock.

Series F

On September 17, 2012, the Company designated 4,800 shares of its authorized shares of preferred stock as Series F Preferred Stock (the “Series F Preferred Stock”).  Series F Preferred Stock had an initial stated value of $1,000 per share, and entitled the holders to receive cumulative dividends at the rate of 12% per annum, payable quarterly, beginning on September 30, 2012. The dividends were payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series F Preferred Stock had an option to convert their shares of Series F Preferred Stock to common stock on the fourth day after the Company’s associated registration statement under the Securities Act of 1933, as amended, is declared effective by the Securities and Exchange Commission and for a period of one year thereafter.  The shares of Series F Preferred Stock were convertible at the lesser of (i) the last quoted price of the common stock on the third day following the effective date of the associated registration statement or (ii) the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series F Preferred Stock were redeemable at $1,000 per share, at the option of the holder. During 2013, the holders liquidated 3,000 shares of Series F Preferred Stock for cash considerations.  On December 24, 2013, Company and the holders executed a settlement agreement and the holders converted the remaining 1,150 shares of Series F Preferred Stock into 377,049 shares of common stock. The Series F Preferred Stock was converted using a conversion price of $3.05 per share, and the fair value of the Company's common stock on the date of conversion was $10.50. The former owners of Series F Preferred Stock also settled the put option shares and received the shares to be issued as part of the Company's public stock offering. As a result of the settlement agreement Company recorded a loss on settlement of contingent consideration of $2.2 million.

Series G

On September 17, 2012, the Company designated 2,000 shares of its authorized preferred stock as Series G Preferred Stock (the “Series G Preferred Stock”).  Series G Preferred Stock had an initial stated value of $1,000 per share, and entitled the holders to receive cumulative dividends at a rate of 12% per annum, payable quarterly, beginning on September 30, 2012.  The dividends were payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series G Preferred Stock had an option to convert their shares of Series G Preferred Stock into the Company’s common stock upon the occurrence of a default of payment of an earn-out or working capital loan in connection with the Company’s acquisition of the ADEX Entities and after the associated registration statement is declared effective by the Securities and Exchange Commission.  The shares of Series G Preferred Stock were convertible at the rate equal to the earn-out or working capital loan payment that is under default divided by $1,000 and by the lesser of (i) the last quoted price of the common stock on third day following the effective date of the associated registration statements or (ii) the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series G Preferred Stock were redeemable at the amount of earnout or working capital loan upon the occurrence of default, at their then carrying value, at the option of the holder. The Series G Preferred Stock was cancelled in February 2014 upon the settlement of the ADEX contingent consideration.

Series H

On October 25, 2012, the Company designated 2,000 shares of its authorized preferred stock as Series H Preferred Stock (the “Series H Preferred Stock”).  Series H Preferred Stock had an initial stated value of $1,000 per share, and entitled the holders to receive cumulative dividends at a rate of 10% per month, up to 150%. The dividends were payable in cash or shares of the Company’s common stock, at the Company’s option, upon conversion or redemption.  Holders of Series H Preferred Stock had a one-year option to convert their shares of Series H Preferred Stock to common stock, beginning 90 days after the date of issuance.  In the aggregate, the shares of Series H Preferred Stock were convertible into a number of shares of common stock amounting to 4.49% of the fully-diluted capitalization of the Company.  The shares of Series H Preferred Stock were redeemable at $1,000 per share, at the option of the holder, beginning 180 days after the date of their issuance.  The Company could have delayed the payment of the redemption amount by paying interest thereon at the rate of 2% per month until paid.  During the fourth quarter of 2012, the Company received subscription agreements and cash and issued 1,425 shares of Series H Preferred Stock for an aggregate purchase price of $1,425,000.  On December 31, 2013, holders converted all 1,425 outstanding shares of Series H Preferred Stock into 483,015 shares of common stock. In connection with the conversion, the Company received a commission in the amount of $1,823,838, which is included in other income on the consolidated statements of operations, from an investor who purchased all of the outstanding shares of Series H Preferred Stock from the holders and then converted the total amount of outstanding shares of Series H Preferred Stock.

Series I

On November 30, 2012, the Company designated 4,500 shares of its authorized preferred stock as Series I Preferred Stock (the “Series I Preferred Stock”).  Series I Preferred Stock had an initial stated value of $1,000 per share.  Holders of Series I Preferred Stock had an option to convert their shares of Series I Preferred Stock to common stock on the earlier of the 30th day after the associated registration statement is declared effective by the Securities and Exchange Commission or 120 days after the date of their issuance.  The shares of Series I Preferred Stock were convertible into common stock at the rate equal to the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series I Preferred Stock were redeemable at $1,000 per share, at the option of the holder, beginning on the 31st day after the associated registration statement is declared effective by the Securities and Exchange Commission and until the Company had redeemed up to $750,000 of Series I Preferred Stock. On November 21, 2013, the Company acquired and cancelled the 4,500 shares of Series I Preferred Stock as part of the sale of its ERFS subsidiary.  As of that date, there were no remaining shares of Series I Preferred Stock outstanding.

A summary of the transactions related to the Company’s preferred stock classified as temporary equity during 2012 and 2013 is as follows:

	Common Stock		Series B		Series C		Series D		Series E		Series F		Series H		Series I
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$

Balance January 1, 2012	-	-	15,000	$15,000	-	$-	608	$605,872	-	$-	-	$-	-	$-	-	$-
Issuance pursuant to private placement	-	-	16,021	1,585,000	1,500	1,500,000	-	-	2,575	2,575,000	-	-	1,425	1,425,000	-	-
Issuance pursuant to unpaid 2012 salary	-	-	-	-	-	-	400	352,344	-	-	-	-	-	-	-	-
Issuance from conversion of debt and interest	-	-	6,479	616,760	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred stock into common shares	-	-	-	-	-	-	(400)	(352,344)	-	-	-	-	-	-	-	-
Issuance pursuant to private acquisition	10,000	499,921	-	-	-	-	-	-	-	-	4,150	3,575,000	-	-	4,500	4,187,151
Balance December 31, 2012	10,000	$499,921	37,500	$2,216,760	1,500	$1,500,000	608	$605,872	2,575	$2,575,000	4,150	$3,575,000	1,425	$1,425,000	4,500	$4,187,151

Issuance pursuant to sale of shares	-	-	-	-	-	-	-	-	775	775,000	-	-	-	-	-	-
Conversion of put option shares to common shares	(10,000)	(499,921)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redeemed for cash	-	-	-	-	-	-	-	-	-	-	(3,000)	(3,000,000)	-	-	-	-
Conversion of Preferred stock into common shares	-	-	(37,500)	(2,216,760)	(1,500)	(1,500,000)	(608)	(605,872)	(3,350)	(3,350,000)	(1,150)	(575,000)	(1,425)	(1,425,000)	-	-
Repurchase upon sale of ERFS	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,500)	(4,187,151)
Balance December 31, 2013	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

14.	PREFERRED DIVIDENDS

The Company calculated the dividends on the preferred stock for the years ended December 31, 2013 and 2012 as follows:

Preferred Dividends
Year ended December 31, 2013

	Preferred Shares	Annual
	Outstanding	Dividend	Accrual	Accrued
	at December 31	Rate	Period	Dividends
Series C Preferred Stock	-	*	January - June	$89,261
Series D Preferred Stock	-	10%	January - March	3,000
Series E Preferred Stock	-	12%	January - April	221,003
Series F Preferred Stock	-	12%	January - December	437,050
Series H Preferred Stock	-	**	January - March	334,000

Total				$1,084,314

Preferred Dividends
Year ended December 31, 2012

	Preferred Shares	Annual
	Outstanding	Dividend	Accrual	Accrued
	at December 31	Rate	Period	Dividends
Series C Preferred Stock	1,500	*	January - December	$175,450
Series D Preferred Stock	608	10%	January - December	61,340
Series E Preferred Stock	2,575	12%	September - December	82,675
Series F Preferred Stock	4,150	12%	September - December	145,250
Series H Preferred Stock	1,425	**	October - December	378,500

Total				$843,215

*   The stated dividend rate was 10%; however, if the dividends were not paid, the dividend rate became 12%.
** Dividends accrued on the Series H Preferred Stock at the rate of 10% per month for a maximum amount of dividends equal to 150% of the stated amount.

Series C Preferred Stock was issued from January 2012 through July 2012.
Series D Preferred Stock was outstanding for the entire year.
Series E Preferred Stock was issued from August 2012 through December 2012.
Series F Preferred Stock was issued to the former shareholders on TNS in connection with the acquisition of TNS on September 17, 2012.
Series H Preferred Stock was issued from October 2012 through November 2012.

15.	RELATED PARTIES

At December 31, 2013 and 2012, the Company had outstanding the following loans from related parties:

	December 31,
	2013	2012

Promissory notes, 30% interest, maturing in June 2013, unsecured	$3,925,000	$350,000
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1,007, unsecured and personally guaranteed by officer, due November 2016	105,694	105,694
Owner of IPC, unsecured, 15% interest, due on demand	100,000
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	5,607	19,402
	4,136,301	475,096
Less: current portion of debt	(4,030,607)	(378,102)
Long-term portion of notes payable, related parties	$105,694	$96,994

The interest expense associated with the related-party notes payable in the years ended December 31, 2013 and 2012 amounted to $1,046,280 and $83,609, respectively.

Related Party Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement with MMD Genesis LLC (“MMD Genesis”), a company the three principals of  which are the Company’s Chairman of the Board and Chief Executive Officer, Mark Munro, one of the Company’s directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of the Company’s common stock.  Pursuant to the master funding agreement, MMD Genesis has made loans to us from time to time to fund certain of our working capital requirements and a portion of the cash purchase prices of the Company’s business acquisitions. All such loans originally bore interest at the rate of 2.5% per month and matured on June 30, 2014. At December 31, 2013 and 2012, the Company had outstanding loans from MMD Genesis in the aggregate principal amount of $3,925,000 and $350,000, respectively, were outstanding.

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3,925,000, and accrued interest thereon in the amount of $963,746, was restructured and, in lieu thereof, the Company issued to the principals of MMD Genesis LLC or their designees the following notes:

•	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $346,904 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to Mark Munro in the principal amount of $737,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575,000 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•
a note issued to Forward Investments, LLC in the principal amount of $650,000 that bears interest at the rate of 10% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share; and

•
a note issued to Forward Investments, LLC in the principal amount of $2,825,000 that bears interest at the rate of 2% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share, and reflects certain penalties and consulting fees of $1,000,000 which were incurred and outstanding as of December 31, 2013.

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made loans to the Company for working capital purposes in the amounts of $1.8 million and $1.2 million, respectively.  Such loans are evidenced by promissory notes that bear interest at the rate of 10% per annum, mature on June 30, 2015 and are convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share.

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

16.	SEGMENT INFORMATION

The Company acquired six companies between January 1, 2012 and December 31, 2013.  With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues.  The Company assessed each individual subsidiary's gross margin and determined that one distinct operating segment existed as of December 31, 2012.  Due to continued expansion in 2013, the Company evaluated its recent acquisitions and their impact upon the segments structure as of December 31, 2013.  The Company has determined that its two reportable segments are specialty contracting services and telecommunications staffing services.

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments.  The reporting segments represent an aggregation of individual operating segments with similar economic characteristics.  The specialty contracting services segment is an aggregation of the operations of Tropical, RM Leasing, T N S and AWS.  The telecommunications staffing services segment is an aggregation of the operations of ADEX.

In addition to the two operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin.  As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes.

The information presented below presents various segment information as it would have been stated if the Company operated as two distinct segments as of December 31, 2013 and 2012.

Segment information relating to the Company's results of continuing operations was as follows:

	Year ended December 31,
	2013	2012
Revenue by Segment
Specialty contracting services	$18,224,317	$6,513,763
Telecommunication staffing services	33,183,227	10,575,786
Total	$51,407,544	$17,089,549

Operating Income (Loss) by Segment
Specialty contracting services	$2,427,369	$(699,459)
Telecommunication staffing services	1,069,808	820,375
Corporate	(9,837,945)	(2,929,373)
Total	$(6,340,768)	$(2,808,457)

Total Assets by Segment
Specialty contracting services	$21,341,243	$16,933,296
Telecommunication staffing services	22,277,926	23,809,382
Corporate	17,070,887	2,573,586
Total	$60,690,056	$43,316,264

Gross Profit
Specialty contracting services	$7,253,636	$2,784,764
Telecommunication staffing services	6,873,864	2,336,570
Total	$14,127,500	$5,121,334

	Year ended December 31, 2013
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Specialty contracting services	$15,324,300	$2,900,017	$18,224,317
Telecommunication staffing services	32,004,663	1,178,564	33,183,227
Total	$47,328,963	$4,078,581	$51,407,544

	Year ended December 31, 2012
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Specialty contracting services	$6,513,763	$-	$6,513,763
Telecommunication staffing services	9,688,861	886,925	10,575,786
Total	$16,202,624	$886,925	$17,089,549

	Year ended December 31, 2013
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Specialty contracting services	$1,509,090	$918,279	$2,427,369
Telecommunication staffing services	880,695	189,113	1,069,808
Corporate	(9,837,945)	-	(9,837,945)
Total	$(7,448,160)	$1,107,392	$(6,340,768)

	Year ended December 31, 2012
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Specialty contracting services	$(699,459)	$-	$(699,459)
Telecommunication staffing services	605,232	215,143	820,375
Corporate	(2,929,373)	-	(2,929,373)
Total	$(3,023,600)	$215,143	$(2,808,457)

	Year ended December 31, 2013
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Specialty contracting services	$6,175,755	$1,077,881	$7,253,636
Telecommunication staffing services	6,649,557	224,307	6,873,864
Total	$12,825,312	$1,302,188	$14,127,500

	Year ended December 31, 2012
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Specialty contracting services	$2,784,764	$-	$2,784,764
Telecommunication staffing services	2,095,567	241,003	2,336,570
Total	$4,880,331	$241,003	$5,121,334

For the year ended December 31, 2013, revenues from the largest customer of the specialty contracting services and telecommunications staffing services segments was $3.8 million and $21.1 million, respectively, which represented 7% and 41%, respectively, of the Company’s consolidated revenue.

17.	DISCONTINUED OPERATIONS

During 2013, the Company’s management decided to exit its environmental remediation and disaster recovery services business. On November 21, 2013, the Company’s wholly-owned subsidiary, ADEX, completed its disposal of its wholly-owned subsidiary, ERFS. The Company completed the sale of ERFS for $297,321 in cash, payment of certain operating expenses related to the sale, repurchase and cancellation of 4,500 shares of Series I Preferred Stock, and cancellation of certain contingent considerations related to the acquisition of ERFS in December 2012.

In connection with such sale, ERFS was removed as a guarantor and party under the MidMarket Loan Agreement and the loan agreement with PNC Bank, N.A., and was released from any obligations with respect thereto.

The following table shows the major classes assets and liabilities of the Company’s discontinued operations at December 31, 2013 and 2012.

	December 31,	December 31,
	2013	2012

Current Assets:
Cash and cash equivalents	$-	$40,976
Accounts receivable, net	-	821,357
Other current assets	-	1,000
Current assets of discontinued operations	$-	$863,333

Property and equipment, net	-	182,758
Goodwill	-	4,863,149
Intangible assets, net		2,328,000
Other assets	-	63,493
Other assets of discontinued operations	$-	$7,437,400

Current Liabilities:
Accounts payable and accrued expenses	$-	$304,229
Deferred revenue	-	848,913
Bank debt, current portion	-	90,354
Notes, related parties		300,000
Contingent Consideration	-	363,899
Term loans, current portion, net of debt discount	-	14,317
Current liabilities of discontinued operations	$-	$1,921,712

Other Liabilities:
Notes, related parties, net of current portion	-	8,700
Term loans, net of current portion, net of debt discount	-	39,079
Other liabilities of discontinued operations	$-	$47,779

	For the year ended December 31,
	2013	2012

Revenues	$3,050,128	$146,036

Income (loss) from operations	$539,616	$46,598

Gain on sale of subsidiary	$349,604	—

Provision for income taxes	$330,000	—

Net income	$549,922	$46,598

Basic and diluted income per share attributable to discontinued operations:
Net income per share	$0.17	$0.03

The following shows the calculation of the net gain on discontinued operations attributable to affiliate

Consideration Received from the sale of ERFS
Return and cancellation of Series I Preferred Stock	$4,925,827
Cancellation of contingent obligation to the sellers of ERFS	2,463,899
Total consideration received	7,389,726

Allocation of assets sold net of liabilities
Current assets	1,030,313
Goodwill	4,863,149
Intangible assets:
Customer lists	1,786,672
Tradenames	361,000
Property and equipment	155,382
Deposits	81,535
Current liabilities	(1,535,250)
Net assets sold	6,742,801

Cash paid to effect sale	297,321

Net gain on discontinued operations attributable to affiliate	$349,604

18.	SUBSEQUENT EVENTS

On January 28, 2014, the Company appointed Mr. Frank Jadevaia as President of the Company.  Mr. Jadevaia is the President and a former shareholder of Integration Partners-NY Corporation (“IPC”), a New Jersey corporation and our wholly-owned subsidiary we acquired in January 2014.

As set forth below, Mr. Jadevaia, is a former shareholder of IPC and was a party to the Stock Purchase Agreement between the Company, IPC and the other IPC sellers.  In connection therewith, the Company issued Mr. Jadevaia shares of our common stock and a convertible promissory note as noted below.

Completion of IPC Acquisition

Effective as of January 1, 2014, the Company consummated the acquisition of all of the outstanding capital stock of IPC.  The acquisition of IPC was effected pursuant to the terms of a Stock Purchase Agreement, dated as of December 12, 2013 (the “IPC Agreement”), by and among the Company, IPC, and Barton F. Graf, Jr. , David C. Nahabedian and Frank Jadevaia , as the sole shareholders of IPC.  On January 1, 2014, the Company entered into an amendment to the IPC Agreement, pursuant to which, among other things, the IPC Agreement was amended to provide that one-third (1/3) of the amount of the purchase price to be placed in escrow would be in the form of shares of the Company’s common stock.  The purchase price for the acquisition was paid as follows:

•	an aggregate of $12,509,747 was paid to Messrs. Nahabedian and Graf;

•	a convertible promissory note was issued to Mr. Jadevaia in the original principal amount of $6,254,873 (the “Jadevaia Note”);

•	45,676 shares of our common stock was issued to Mr. Jadevaia or his designee(s);

•	5,886 shares of our common stock was issued to each of Messrs. Nahabedian and Graf or their respective designee(s); and

•
$941,594 was placed in escrow, and 47,080 shares of our common stock were issued in the name of Mr. Jadevaia or his designee(s) and placed in escrow, with Christiana Trust, a division of Wilmington Savings Society, FSB, as escrow agent, securing the sellers’ indemnification and certain other obligations under the IPC Agreement.

As additional earn-out consideration, pursuant to the terms of the IPC Agreement, as amended, the Company will pay to Mr. Jadevaia an amount equal to (i) the product of 0.6 multiplied by the EBITDA of IPC for the 12-month period beginning on January 1, 2014 (the “Forward EBITDA”), plus (ii) in the event that the Forward EBITDA exceeds the closing trailing-twelve-month EBITDA by 5.0% or more, an amount equal to 2.0 multiplied by this difference, which amount will be payable in cash or, at the Company's election, shares of the Company’s common stock. This amount will be recorded as compensation in the period in which it is earned, as Mr. Jadevaia became the President of the Company upon completion of this transaction.

The Jadevaia Note accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder is due and payable on December 31, 2014.  At the election of  Mr. Jadevaia, the Jadevaia Note is convertible into shares of the Company's common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events).  Beginning on July 1, 2014, if the Company’s common stock is trading at a price greater than or equal to $16.99 for ten consecutive trading days, the Company  may elect to force the conversion of the Jadevaia Note.

Completion of RentVM Acquisition

On February 3, 2014, the Company entered into a Stock Purchase Agreement with RentVM, Inc., a New Jersey corporation (“RentVM”), Aqeel Asim, Awais Daud  and Ali Fayazi, pursuant to which the Company agreed to acquire all the outstanding capital stock of RentVM.  In consideration for the acquisition, at the closing the Company issued 400,000 shares of its common stock, of which (i) an aggregate of 331,601 shares were issued to the sellers and (ii) 68,399 shares were placed in escrow.  The escrowed shares will remain in escrow until such time as the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2014.  The escrowed shares will secure, among other things, the sellers’ indemnification obligations under the purchase agreement.  Notwithstanding the foregoing, provided no claim for indemnity has been made, or if a claim has been made and there are sufficient escrowed shares remaining to satisfy such claim, the sellers may request a release of up to 25% of the remaining escrowed shares to cover personal tax liabilities associated with the acquisition.

Up to and including the 90th calendar day following the closing date of the acquisition, the Company will have the option to purchase from sellers, on a pro rata basis, for an aggregate option purchase price of $1,000,000 in cash, a number of shares of the Company’s common stock equal to the quotient of $1,000,000 divided by $14.62, which was the closing price of the Company’s common stock on the trading day immediately preceding the date of the purchase agreement.

Conversion of ICG Debt

On March 4, 2014, pursuant to the ICG Purchase Agreement, ICG converted the outstanding principal amount of $1,725,000 under the three ICG Notes into an aggregate of 161,215 shares of common stock of the Company.  The fair value of the Company’s common stock on the date of conversion was $15.37 per share, resulting in the fair value of the common shares issued being $2,477,875.

Elimination of MidMarket Debt

Pursuant to Assignment and Assumption Agreements, each dated as of March 12, 2014, Great American Insurance Company (“GAIC”) and Great American Life Insurance Company (“GALIC”, and together with GAIC, the “MidMarket Lenders”) assigned the MidMarket Loans to 31 Group LLC and Dominion Capital LLC (the “Assignees”).  Pursuant to an Exchange Agreement, dated as of March 12, 2014, among the parties to the MidMarket Loan Agreement and the Assignees (the “Exchange Agreement”), the Assignees agreed to convert the outstanding principal amount of the MidMarket Loans into shares the Company’s common stock at an initial conversion price of $10.50 per share.  Pursuant to the Exchange Agreement, in full satisfaction of the MidMarket Loans, the Company (i) issued 561,197 and 619,164 shares of its common stock to Dominion Capital LLC and 31 Group LLC, respectively, and (ii) paid an aggregate of $276,575 in cash to the Assignees in respect of accrued but unpaid interest under the MidMarket Loans.  The Exchange Agreement further provides that if 85% of the volume weighted average price of the Company’s common stock on April 14, 2014 is less than $10.50, the Company shall issue an additional number of shares of the Company’s common stock such that average conversion price of the MidMarket Loans is such lower price. On the date of the elimination of debt, the fair value of the Company’s common stock was $11.87, resulting in the total fair value of shares issued of $14,010,885.  On that date, the principal amount of debt outstanding was $12,670,000, resulting in a loan extinguishment of debt of $1,335,885.

VaultLogix Definitive Stock Purchase Agreement

On March 19, 2014, the Company entered into an Interest Purchase Agreement (the “VaultLogix Agreement”) with VaultLogix and the holders of all of the outstanding membership interests in VaultLogix, as sellers, to acquire from the sellers all of the outstanding membership interests of VaultLogix and certain related entities for an aggregate purchase price of approximately $44 million.  On the closing of the acquisition, the purchase price will be paid to the sellers as follows:  (i) $17 million in cash, (ii) $11.5 million in shares of the Company’s common stock at a price of $16.50 per share and (iii) $15.5 million in the Company’s unsecured convertible promissory notes. The VaultLogix Agreement provides that if the closing price of the Company’s common stock 180 days after the closing date is less than $14.85 per share, then the Company  will issue to the sellers additional shares of the Company’s common stock as downside protection; provided, however, the Company  will not issue additional shares at a value less than $12.50 per share.

The promissory notes the Company  issues at closing will bear interest at the rate of 8% per annum, and all principal and interest accrued under such notes will be payable on the third anniversary of the closing date.  Such promissory notes will be convertible into shares of the Company’s common stock at a conversion price equal to 102% of the closing price of the Company’s common stock on the trading day immediately prior to the closing date.  A portion of the principal amount of such notes equal 20% of the principal amount on the closing date will not be convertible until the 15-month anniversary of the closing date.  On a date when (i) the shares of the Company’s common stock that are issuable upon conversion of such notes are freely tradable without restriction or volume limitations under Rule 144 under the Securities Act of 1933, and (ii) the average closing price of the Company’s common stock is 107% or higher of the conversion price of such notes, the Company will have the right to force the conversion of such notes into shares of the Company’s common stock at the then-applicable conversion price.  In addition, if on or after the maturity date of such notes, (i) the Company is restricted or otherwise unable to pay in cash all outstanding amounts due under such notes, (ii) such notes have not otherwise been paid in full within ten business days following the maturity date, or (iii) the Company  is not at such time entitled force the conversion of such notes into its common stock, then, in the event that both (i) and (iii) above apply, the Company, and in the event that both (ii) and (iii) above apply, the holders of such notes, will have the right to convert all outstanding amounts owing under such notes into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the three trading days immediately preceding the date of such conversion.

The VaultLogix Agreement contains customary representations, warranties, covenants and indemnification provisions. The closing remains subject to closing conditions, including the accuracy of representations and warranties of the parties in the VaultLogix Agreement and the Company’s ability to raise sufficient cash proceeds to consummate the acquisition.  The VaultLogix Agreement may be terminated at any time prior to closing (i) by mutual consent of the parties, (ii) by either party if the closing has not occurred by April 30, 2014, (iii) by either party if the other party has breached any of its representations, warranties or covenants or (iv) by either party if a court or governmental authority has issued a final order or ruling prohibiting the transaction.  Notwithstanding the foregoing, the Company will have the right to extend the April 30, 2014 termination date to May 31, 2014 by paying the sellers a nonrefundable deposit of $500,000, which will be applied to the cash portion of the purchase price.  If on May 31, 2014, after such an extension of the termination date, the Company is unable to consummate the closing of the acquisition because it is unable to satisfy its conditions to closing, and the sellers have otherwise satisfied or are able to satisfy their conditions to closing, the Company will be required to pay the sellers a break-up fee in the amount of $500,000.

Mr. Mark Munro, the Company’s chairman and chief executive officer, was a member of the board of VaultLogix from March 2004 until February 2008, and was one of VaultLogix’s largest investors until that company was sold in February 2008.  All outstanding debt or equity obligations owed by VaultLogix to Mr. Munro were paid in December 2009.  Since December 2009, Mr. Munro has had no financial or other pecuniary interest in VaultLogix.

Mr. Daniel Sullivan, the Company’s chief financial officer, previously served as the chief financial officer of VaultLogix from January 2003 to July 2010.  Mr. Sullivan also currently serves as a director of Tier 1 Solutions, Inc. and is a minority shareholder of that company.  Tier 1 Solutions, Inc. owns 1% of the membership interests of VaultLogix.

Termination of PNC Credit Agreement

On April 4, 2014, the Company terminated the PNC Credit Agreement in accordance with the terms of such agreement and satisfied in full all of its obligations thereunder. In connection with the early termination of the PNC Credit Agreement, the Company paid to PNC Bank an early termination fee of $200,000.