Form 10-Q
period 2014-03-31
INTERCLOUD SYSTEMS, INC.
filed 2014-05-16
CIK 1128725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ______________________
COMMISSION FILE NUMBER: 000-32037

INTERCLOUD SYSTEMS, INC.
(Name of registrant as specified in its charter)

DELAWARE	65-0963722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 BROAD STREET, SUITE 102, SHREWSBURY, NJ	07702
(Address of principal executive offices)	(Zip Code)

(973) 630-5460
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,181,274 shares of common stock were issued and outstanding as of May 14, 2014.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on April 8, 2014, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. These risk factors also should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on any forward-looking statements and you should carefully review this report in its entirety. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "we", "our", the "Company" and similar terms refer to InterCloud Systems, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Tropical Communications, Inc. (Tropical”), Rives-Monteiro Leasing, LLC (“RM Leasing”), TNS, Inc. (“TNS”), ADEX Corporation, ADEX Puerto Rico, LLC and ADEXCOMM Corporation (collectively, “ADEX”, or the “ADEX entities”), AW Solutions Inc. and AW Solutions Puerto Rico, LLC (collectively, “AWS”, or the “AWS entities”), Integration Partners – NY Corporation (“IPC”), RentVM, Inc., and our 49%- owned subsidiary, Rives-Monteiro Engineering, LLC (“RME”).

The information that appears on our web site at www.InterCloudsys.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA) (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$3,956	$17,867
Accounts receivable, net of allowances of $1,342 and $738, respectively	10,874	7,822
Inventories	1,513	-
Deferred loan costs	1,075	1,528
Loan receivable	103	286
Other current assets	526	805
Total current assets	18,047	28,308

Property and equipment, net	788	362
Goodwill	34,244	17,070
Intangible assets, net	26,605	12,776
Deferred loan costs, net of current portion	138	1,502
Other assets	72	672
Total assets	$79,894	$60,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$12,219	$8,880
Deferred revenue	1,288	50
Income taxes payable	551	430
Bank debt, current portion	343	318
Notes, acquisitions	-	508
Notes, related parties	10,579	4,031
Contingent consideration	2,735	4,514
Term loans, current portion, net of debt discount	2,047	5,380
Total current liabilities	29,762	24,111

Long-term Liabilities:
Bank debt, net of current portion	48	124
Notes, related parties, net of current portion	106	106
Deferred tax liability	7,078	1,523
Term loans, net of current portion, net of debt discount	3,580	15,009
Long term contingent consideration	1,615	1,615
Derivative financial instruments at estimated fair value	6,860	19,878
Total long-term liabilities	19,287	38,255

Total Liabilities	49,049	62,366

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock; $0.0001 par value; 500,000,000 shares authorized; 10,863,889 and 8,558,631 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Common stock warrants, no par	2	3
Additional paid-in capital	61,834	36,020
Accumulated deficit	(31,288)	(37,943)
Total InterCloud Systems, Inc. stockholders' equity (deficit)	30,549	(1,919)
Non-controlling interest	296	243
Total stockholders' equity (deficit)	30,845	(1,676)

Total liabilities, non-controlling interest and stockholders’ equity (deficit)	$79,894	$60,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	For the three months ended
	March 31,
	2014	2013

Service revenue	$9,876	$11,243
Product revenue	4,199	-
Total revenue	14,075	11,243
Cost of revenue	10,141	8,277
Gross profit	3,934	2,966

Operating expenses:
Depreciation and amortization	518	179
Salaries and wages	3,560	1,538
Selling, general and administrative	2,587	1,051
Change in fair value of contingent consideration	-	(105)
Total operating expenses	6,665	2,663

(Loss) income from operations	(2,731)	303

Other income (expenses):
Change in fair value of derivative instruments	20,978	16
Interest expense	(3,277)	(1,294)
Loss on extinguishment of debt	(5,740)	-
Loss on debt discount	(2,385)	-
Total other income (expense)	9,576	(1,278)

Income (loss) from continuing operations before benefit from income taxes	6,845	(975)

Provision for (benefit from) income taxes	137	(317)

Net income (loss) from continuing operations	6,708	(658)

Income from discontinued operations, net of tax	-	164

Net income (loss)	6,708	(494)

Net income (loss) attributable to non-controlling interest	53	(35)

Net income (loss) attributable to InterCloud Systems, Inc.	6,655	(459)

Less dividends on Series C, D, E, F and H Preferred Stock	-	(591)

Net income (loss) attributable to InterCloud Systems, Inc. common stockholders	$6,655	$(1,050)

Basic loss per share attributable to InterCloud Systems, Inc. common stockholders:
Income (loss) from continuing operations	$0.70	$(0.58)
Income from discontinued operations, net of taxes	$-	$0.08
Net income (loss) per share	$0.70	$(0.50)

Diluted loss per share attributable to InterCloud Systems, Inc. common stockholders:
(Loss) from continuing operations	$(1.52)	$(0.58)
Income from discontinued operations, net of taxes	$-	$0.08
Net loss per share	$(1.52)	$(0.50)

Basic and diluted weighted average common shares outstanding	9,449,622	2,103,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

			Common Stock				Non-
	Common Stock		Warrants		Additional	Accumulated	Controlling
		$	Shares	$	Paid-in Capital	Deficit	Interest	Total

Ending balance, December 31, 2013	8,558,631	$1	301,704	3	$36,020	$(37,943)	$243	$(1,676)

Issuance of shares upon settlement of Series E warrants	53,259	-	-	-	900	-	-	900
Issuance of shares upon settlement of acquisition notes	50,861	-	-	-	814	-	-	814
Issuance of shares upon conversion of debt	211,320	-	-	-	1,344	-	-	1,344
Issuance of shares pursuant to acquisition of IPC	104,528	-	-	-	1,447	-	-	1,447
Issuance of shares pursuant to acquisition of RentVM	400,000	-	-	-	5,280	-	-	5,280
Issuance of shares upon conversion of debt	216,876	-	-	-	1,725	-	-	1,725
Issuance of shares to non-employees for services	76,958	-	-	-	925	-	-	925
Issuance of shares upon conversion of debt	1,080,361	-	-	-	12,824	-	-	12,824
Issuance of shares upon exercise of warrants	111,095	-	(111,095)	(1)	555	-	-	554
Net income	-	-	-	-	-	6,655	53	6,708

Ending balance, March 31, 2014	10,863,889	$1	190,609	$2	$61,834	$(31,288)	$296	$30,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	For the three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$6,655	$(494)
Adjustments to arrive at net income (loss) from continuing operations	-	164
Net income (loss) from continuing operations	6,655	(658)

Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operations:
Depreciation and amortization	518	179
Amortization of debt discount and deferred debt issuance costs	2,056	82
Stock compensation for services	-	157
Issuance of shares to non-employees for services	925	-
Change in fair value of derivative instruments	(20,978)	(16)
Loss on fair value of conversion feature	2,385	-
Issuance of convertible notes receivable	-	(200)
Change in fair value of contingent consideration	-	(105)
Fair value of common shares issued for waiver of debt covenants	-	249
Change in deferred taxes	-	(221)
Undistributed earnings from non-controlled interest	53	(35)
Loss on extinguishment of debt	5,740	-
Loss on debt restructuring	144	-
Changes in operating assets and liabilities:
Accounts receivable	1,354	(389)
Inventory	(1,471)	-
Other assets	599	(319)
Deferred revenue	368	(73)
Accounts payable and accrued expenses	(1,624)	1,499
Net cash provided by operating activities of discontinued operations	-	115
Total adjustments	(9,931)	923
Net cash (used in) provided by operating activities	(3,276)	265

Cash flows from investing activities:
Purchases of equipment	(84)	(14)
Consideration paid for acquisitions, net of cash received	(12,115)	-
Net cash used in investing activities of discontinued operations	-	(2)
Net cash used in investing activities	(12,199)	(16)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	-	300
Settlement of contingent consideration	(1,779)	-
Repayments of loans to third-parties	183	-
Proceeds from bank borrowings	-	22
Repayments of bank borrowings	(50)	-
Repayments of notes and loans payable	(10,044)	(267)
Proceeds from notes and loans payable	9,582	-
Proceeds from related party borrowings	3,000	425
Repayment of related party borrowings	(3)	-
Exercise of public offering warrants	675	-
Net cash used in financing activities of discontinued operations	-	(108)
Net cash provided by financing activities	$1,564	$372

Net (decrease) increase in cash	$(13,911)	$621

Cash, beginning of period	17,867	647
Less cash related to discontinued operations		(142)

Cash, end of period	$3,956	$1,126

Supplemental disclosures of cash flow information:
Cash paid for interest	726	74
Cash paid for income taxes	13	11

Non-cash investing and financing activities:
Issuance of shares to lenders for waiver of debt covenants	-	249
Common stock issued on debt conversion	-	425
Conversion of preferred shares into common stock	-	566
Preferred dividends	-	591
Conversion of preferred dividends into common stock	-	246
Issuance of shares for settlement of warrants	900	-
Issuance of shares pursuant to settlement of acquisition notes	814	-
Issuance of shares pursuant to conversion of debt	15,893	-
Issuance of shares pursuant to acquisitions	6,727	-
Addition to debt discount	6,475	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
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

Acquisitions

Since January 1, 2013, the Company has completed the following acquisitions:

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

●
Integration Partners-NY Corporation.  On January 2, 2014, the Company acquired Integration Partners-NY Corporation (“IPC”), a full-service voice and data network engineering firm based in New York.  IPC serves both corporate enterprises and telecommunications service providers.

●
RentVM, Inc.  On February 3, 2014, the Company acquired RentVM, Inc. (“RentVM”), a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) cloud environments.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") 805-10, Business Combinations  (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as an asset or a liability, the changes in fair value are recognized in earnings.

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

Liquidity

During the quarter ended March 31, 2014 and the year ended December 31, 2013, the Company suffered recurring losses from operations. At March 31, 2014 and December 31, 2013, the Company had stockholders’ equity of $30,845 and stockholders’ deficit of $1,676, respectively. The Company may raise capital through the sale of equity securities, through the sale of debt securities, or through borrowings from principals and/or financial institutions.  The Company's management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  However, there can be no assurance that additional financing that is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all.

In February and March 2014, the Company borrowed an aggregate of $3,000 from Forward Investments, LLC, a related party and beneficial owner of more than 10% of the Company's common stock. Such loans are evidenced by convertible promissory notes that mature on June 30, 2015.

The Company plans to generate cash flow to address liquidity concerns through three potential sources. The first potential source is operating cash flow from its subsidiaries. In addition, the Company will now generate income from the AWS Entities for the full fiscal year following its acquisitions of the AWS Entities in April 2013.  The second source is from the recently-completed acquisitions of IPC in January 2014 and RentVM in February 2014. The Company expects that these entities will contribute positively to the Company’s consolidated cash flows from operations after they are integrated into the business. The Company recently terminated its receivables loan facility with PNC Bank and incurred a charge of approximately $300 in connection with such termination. The third potential source of generating cash flow is through the consummation of the potential acquisitions of the Telco Professional Services and Handset Testing business division (“Telco”) of Tekmark Global Solutions, LLC and VaultLogix, Inc. (“VaultLogix”).

Principles of Consolidation and Accounting for Investment in Affiliate Company

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation and ADEX Puerto Rico, LLC (collectively, “ADEX”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), AWS (since April 2013), IPC (since January 2014), and RentVM (since February 2014).  The results of operations for the three months ended March 31, 2013 include the accounts of Environmental Remediation and Financial Service, LLC (“ERFS”) (acquired in 2012, disposed of in November 2013) as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and all variable interest entities (“VIEs”) in which the Company has a variable interest and is deemed to be the primary beneficiary.

The unaudited consolidated financial statements include the accounts of Rives-Monteiro Engineering, LLC (“RM Engineering”) (since December 2011), in which the Company owns an interest of 49%. RM Engineering is a VIE because it meets the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 51% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on April 8, 2014.

Segment Information

As of December 31, 2013, the Company reported two operating segments, which consisted of specialty contracting services and telecommunications staffing services.  The Company acquired two companies between January 1, 2014 and March 31, 2014. In connection with such acquisitions, the Company evaluated each newly-acquired company's sources of revenues and costs of revenues and determined that the two additional companies did not share similar economic characteristics with the two existing operating segments.  As such, it was determined that the two companies should be reported as a separate operating segment: cloud and managed services.

The Company determined that it operates in three reportable operating segments - as an applications and infrastructure provider, as a professional services provider and as a cloud and managed services provider. The applications and infrastructure segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services of the applications and infrastructure segment support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks. The professional services segment provides outsourced services to the wireless and wireline industry. The cloud and managed services segment provides hardware and software products to customers and provides maintenance and support for those products. The cloud and managed services segment also provides cloud computing and storage services to customers.

The Company’s three operating segments have been aggregated into one of three reportable segments due to their similar economic characteristics, products, or production and distribution methods. The first reportable segment is applications and infrastructure, which is comprised of the operating units TNS, AWS, Tropical and RM Engineering.  The Company's second reportable segment is professional services, which consists of the ADEX entities. The Company’s third reportable segment is cloud and managed services, which consists of the IPC and RentVM entities.

Revenue Recognition

The Company's revenues are generated from three reportable segments, applications and infrastructure, professional services, and cloud and managed services.  The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure segment is comprised of TNS, Tropical, AWS and RM Engineering. Applications and infrastructure services revenues are derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical and RM Engineering provide that payment for the Company's services may be based on either 1) direct labor hours at fixed hourly rates or 2) fixed-price contracts. The services provided under the contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to six months.

AWS recognizes revenue using the percentage of completion method.   Revenues and fees on these contracts are recognized specifically utilizing the efforts-expended method, which uses measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period revisions are determined.

AWS also generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the Company's professional services segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company's services may be based on either 1) direct labor hours at fixed hourly rates or 2) fixed-price contracts. The services provided under these contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients' specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at March 31, 2014 and December 31, 2013.

The Company sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The Company’s IPC subsidiary, which is included in the Company’s cloud and managed services segment, is a value added reseller whose revenues are generated from the resale of voice, video, and data networking hardware and software contracted services for design, implementation, and maintenance services for voice, video, and data networking infrastructure. IPC’s customers are higher education organizations, governmental agencies, and commercial customers. IPC also provides maintenance and support and professional services.

IPC recognizes revenue on arrangements in accordance with ASC Topic 605-10, "Revenue Recognition". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

For multiple-element arrangements, IPC recognizes revenue in accordance with ASC 605-25, "Arrangements with Multiple Deliverables". Under the relative fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through the fair value hierarchy. Revenue is generally allocated in an arrangement using the estimated selling price of deliverables if it does not have vendor-specific objective evidence or third-party evidence of selling price.

The Company’s RentVM subsidiary, which is included in the Company’s cloud and managed services segment, provides on-line data backup services to its customers. RentVM recognizes revenue in accordance with ASC Topic 605-10, "Revenue Recognition". Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Certain customers pay for their services before service begins.  Revenue for these customers is deferred until the services are performed.  During 2013, the Company did not recognize any revenue from cloud-based services. With the completion of the RentVM acquisition in February 2014, the Company has begun recognizing cloud based Revenue.

 Deferred Loan Costs

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the three months ended March 31, 2014 and 2013 was $1,830 and $72, respectively.  As a result of the conversion of the debentures and the MidMarket term loan, the Company accelerated amortization of the deferred loan costs.

Inventory

The Company’s IPC subsidiary purchases inventory for resale to customers and records it at actual cost until sold. Inventory consists of networking equipment that was not delivered to customers as of March 31, 2014.  Inventory as of March 31, 2014 was $1,513.  The Company did not hold any inventory as of December 31, 2013 as all inventory relates to the IPC subsidiary, which was acquired in January 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company adopted a formal performance incentive plan in December 2012 but had not issued any options under the plan as of March 31, 2014. The Company issued options prior to the adoption of this plan, but the amount was not material as of March 31, 2014. Historically, the Company has awarded shares of common stock under the plan to certain of its employees and consultants, which awards did not contain any performance or service conditions. Compensation expense included in the Company’s condensed consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. All stock grants were fully vested in 2014 and 2013.  In May 2014, the Company’s board of directors approved fully-vested common stock awards under the plan to the following officers of the company:  Mark Munro ($350), Daniel Sullivan ($200), Roger Ponder ($200) and Lawrence Sands ($200).  The grants will be effective at the close of business on May 19, 2014, and the number of shares to be issued will be determined by dividing the dollar amount of the grant by the closing price of the Company’s common stock on such date.

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

The anti-dilutive shares of common stock outstanding at March 31, 2014 and 2013 were as follows:

	March 31,
	2014	2013

Series B Preferred Stock	-	9,037,955
Series C Preferred Stock	-	4,143,505
Series D Preferred Stock	-	13,407
Series E Preferred Stock	-	1,536,448
Series F Preferred Stock	-	1,383,333
Series H Preferred Stock	-	1,361,449
Series I Preferred Stock	-	1,500,000
Warrants	424,842	1,517,766
Convertible notes	1,018,082	-
Convertible debenture	1,835,849	-
	3,278,773	20,493,863

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company's debt as of March 31, 2014 and December 31, 2013, was estimated at $27,248 and $31,600, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as level 2.

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

During the three months ended March 31, 2014, contingent consideration of $1,779 related to the ADEX acquisition was settled in cash.

There was no change in the fair value of contingent consideration for the three months ended March 31, 2014 and as such, there was no charge recorded on the condensed consolidated statement of operations.  The change in the fair value of contingent consideration was recorded as a gain of $105 on the condensed consolidated statement of operations for the three months ended March 31, 2013.

Derivative Warrant Liabilities

The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to warrants issued in 2012 to the lenders under the MidMarket loan agreement and the put and effective price of future equity offerings of equity-linked financial instruments. The Company derived the fair value of such warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility, and the Company's dividend yield. The Company does not have sufficient historical data to use its historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. The Company developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within the Company's fair value hierarchy.

At March 31, 2014 and December 31, 2013, the amount of the derivative liability for the warrants issued to its former lender, MidMarket Capital, in 2012 was computed using the Black-Scholes Option pricing model.  The change in the fair value of derivative balance was recorded as a gain of $2,200 and $16 on the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 consisted of:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets for	Inputs	Inputs
	Identical Assets	(Level 2)	(Level 3)
(dollar amounts in thousands)	(Level 1)

	March 31, 2014
Liabilities:
Warrant derivatives	$-	$-	$6,860
Long-term contingent consideration	-	-	1,615
Contingent consideration	-	-	2,735

Total liabilities at fair value	$-	$-	$11,210

	December 31, 2013
Liabilities:
Warrant derivatives	$-	$-	$19,878
Long-term contingent consideration	-	-	1,615
Contingent consideration	-	-	4,514

Total liabilities at fair value	$-	$-	$26,007

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2014 were as follows:

(dollar amounts in thousands)	Amount
Balance as of December 31, 2013	$26,007

Change in fair value of derivative	(20,978)
Settlement of contingent consideration	(1,779)
Fair value of derivative conversion feature on date of issuance	8,860
Settlement of derivative liabilities	(900)
Balance as of March 31, 2014	$11,210

RECLASSIFICATIONS

Certain 2013 activities and balances were reclassified to conform to classifications used in the current period.

2. ACQUISITIONS

Acquisition of IPC

On January 2, 2014, the Company acquired IPC, a full-service voice and data network engineering firm based in New York.  IPC serves both corporate enterprises and telecommunications service providers.  The purchase consideration for IPC was $21,153, which was paid with $13,451 in cash, common stock valued at $1,447, and a convertible note in the principal amount of $6,255, which was equal to the net working capital of IPC on the date of acquisition. As the total consideration paid by the Company for IPC exceeded the net assets acquired, the Company recorded approximately $13,329 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of IPC was $118, which amount was recorded on the Company’s condensed consolidated statement of operations as general and administrative expenses.  The Company is in the process of completing a valuation of the acquisition to determine the value of the contingent consideration and the value of the stock issued on the acquisition date.  Once the valuation is completed, the Company will make any adjustments as necessary.  The Company is evaluating whether it will make a 338(h)10 election for tax purposes.  Once the determination is made, any adjustments required will be made to goodwill.

Acquisition of RentVM

On February 3, 2014, the Company acquired RentVM, a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) Cloud environments.  The purchase consideration for RentVM was $5,880, which was paid with common stock valued at $5,280 and conversion of a pre-existing note, in the principal amount of $600, which was subsequently settled with common shares as part of this acquisition. As the total consideration paid by the Company for RentVM exceeded the net assets acquired, the Company recorded approximately $3,845 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of RentVM was $5, which amount was recorded on the Company’s condensed consolidated statement of operations as general and administrative expenses.  The Company is in the process of completing a valuation of the acquisition to determine the value of the contingent consideration and the value of the stock issued on the acquisition date.  Once the valuation is completed, the Company will make any adjustments as necessary.

 The consideration for the acquisitions of IPC and RentVM was calculated as follows:

(dollar amounts in thousands)	IPC	RentVM
Cash	$13,451	$-
Common stock, fair value	1,447	5,280
Convertible note	6,255	-
Note	-	600
Total consideration	$21,153	$5,880

 The purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

(dollar amounts in thousands)	IPC	RentVM
Current assets	$6,171	$104
Goodwill	13,329	3,845
Intangible assets:
Customer list / relationships	6,630	1,654
Trade names	4,418	827
Non-compete	465	300
Property and equipment	22	372
Other assets	56	4
Current liabilities	(4,570)	(169)
Deferred revenue	(586)	-
Deferred revenue, net of current portion	(284)	-
Deferred taxes	(4,498)	(1,057)
Total allocation of purchase consideration	$21,153	$5,880

Unaudited pro forma results of operations data of the Company as if the acquisitions of AWS, IPC and RentVM had occurred as of January 1, 2013 are as follows:

	Pro Forma Results
	(Unaudited)
	For the Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Revenue	$14,122	$21,210

Net income (loss)	$6,258	$(650)

Basic income (loss) per share	$0.66	$(0.31)

Diluted loss per share	$(1.56)	$(0.31)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2013 and is not intended to be a projection of future results.

The amount of revenues and income of the acquired companies since the acquisition date included in the Company's condensed consolidated statements of operations are as follows:

(dollar amounts in thousands)	IPC	RentVM
Service Revenue	$1,040	$17
Product Revenue	4,199	-
Total Revenue	$5,239	$17

Net loss	$(996)	$(179)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Vehicles	$725	$696
Computers and office equipment	357	427
Equipment	916	262
Total	1,998	1,385
Less accumulated depreciation	(1,210)	(1,023)

Property and equipment, net	$788	$362

Depreciation expense for the three months ended March 31, 2014 and 2013 was $52 and $19, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the three-month period ended March 31, 2014 resulting from the acquisition by the Company of its operating subsidiaries.

The following table summarizes the Company's goodwill as of March 31, 2014 and December 31, 2013:

(dollar amounts in thousands)	Applications and Infrastructure	Professional Services	Cloud and Managed Services	Total
Balance at December 31, 2013	$6,596	$10,474	$-	$17,070

Acquisitions	-	-	17,174	17,174

Balance at March 31, 2014	$6,596	$10,474	$17,174	$34,244

Intangible Assets

The following table summarizes the Company's intangible assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(dollar amounts in thousands)	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	10 yrs	$17,379	(1,387)	$15,992	$9,094	$(1,022)	$8,072
Non-compete agreements	2-3 yrs	1,336	(277)	1,059	571	(176)	395
URL's	Indefinite	10	-	10	10	-	10
Tradenames	Indefinite	9,544	-	9,544	4,299	-	4,299

Total intangible assets		$28,269	$(1,664)	$26,605	$13,974	$(1,198)	$12,776

Amortization expense related to the purchased intangible assets was $466 and $160 for the three months ended March 31, 2014 and 2013, respectively.

5. BANK DEBT

Bank debt as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
One installment note, interest 9.05%, secured by vehicles, maturing July 2016	$15	$17

Five lines of credit, monthly principal and interest, interest ranging from $0 to $13, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2014 and February 2020	376	425
	391	442
Less: Current portion of bank debt	(343)	(318)

Long-term portion of bank debt	$48	$124

The interest expense associated with the bank debt during the three months ended March 31, 2014 and 2013 amounted to $21 and $12, respectively. There are no financial covenants associated with the bank debt.

6. TERM LOANS

Term loans as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
PNC revolving credit facility, secured by accounts receivable	$134	$-

Term loan, MidMarket Capital, net of debt discount of $0 and $144	-	13,706

Promissory notes, unsecured, maturing in January 2014	-	1,725

12% convertible note payable, net of debt discount of $5,499 and $6,666, respectively	4,926	4,958
	5,060	20,389
Less: Current portion of term loans	(2,047)	(5,380)

Long-term portion term loans, net of debt discount	$3,013	$15,009

Term Loan – MidMarket Capital

On September 17, 2012, the Company entered into a Loan and Security Agreement with the lenders referred to therein, MidMarket Capital Partners, LLC, as agent for the lenders (the “Agent”), and certain subsidiaries of the Company as guarantors (the “MidMarket Loan Agreement”).  Pursuant to the MidMarket Loan Agreement, on September 17, 2012 and November 13, 2012, the lenders thereunder provided the Company senior secured first lien term loans in an aggregate amount of $15,000 (the “MidMarket Loans”). Interest on the MidMarket Loans accrued at the rate of 12% per annum. A portion of the proceeds of the MidMarket Loans were used to finance the acquisitions of the ADEX Entities and T N S, to repay certain outstanding indebtedness (including all indebtedness owed to  UTA Capital LLC) and to pay fees, costs and other expenses related thereto.  The remainder of the MidMarket Loans could be used by the Company to finance certain other acquisitions and for working capital and long-term financing needs.

The MidMarket Loans were to mature on September 17, 2017, provided that if the Company failed to raise by March 14, 2014 at least $20,000 in connection with a public offering of voting equity securities of the Company, the MidMarket Loans were to mature on June 17, 2014. If the Company did not complete an acquisition of an additional operating business within 90 days of September 17, 2012, the Company was required to repay $750 of the MidMarket Loans. The Company completed the acquisition of ERFS on December 17, 2012, which satisfied this covenant.

On October 17, 2013, the Company entered into an amendment to the MidMarket Loan Agreement to provide that, (i) if prior to March 17, 2014, the Company failed to raise at least $5,000 in gross proceeds in an underwritten public offering of the Company’s equity securities, the maturity date of the original MidMarket Loans were to be accelerated to June 17, 2014, or (ii) if prior to March 17, 2014 the Company raised at least $5,000 but less than $20,000 in gross proceeds in an underwritten public offering of the Company’s equity securities, the maturity date of the original MidMarket Loans were to be accelerated to December 30, 2014.  The conversion of the debt to equity on March 12, 2014 satisfied the conditions associated with the amendment to the MidMarket Loan Agreement.

In connection with the MidMarket Loans, deferred loan costs of $1,800 were recorded.  These costs were being amortized over the life of the loan using the effective interest method.

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

 On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and was being amortized over the life of the MidMarket Term Loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On March 31, 2014 and December 31, 2013, the Company used the Black Scholes pricing method to determine the fair value of the warrants on those dates, and determined the fair value was $1,180 and $3,380, respectively.  The Company recorded the change in the fair value of the derivative liability as a gain in fair value of derivative liability as of March 31, 2014 and 2013 of $2,200 and $16, respectively.

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

Pursuant to Assignment and Assumption Agreements, each dated as of March 12, 2014, Great American Insurance Company (“GAIC”) and Great American Life Insurance Company (“GALIC”, and together with GAIC, the “MidMarket Lenders”) assigned the MidMarket Loans to 31 Group LLC and Dominion Capital LLC (the “Assignees”).  Pursuant to an Exchange Agreement, dated as of March 12, 2014, among the parties to the MidMarket Loan Agreement and the Assignees (the “Exchange Agreement”), the Assignees agreed to convert the outstanding principal amount of the MidMarket Loans into shares of the Company’s common stock at a conversion price of $10.50 per share.  Pursuant to the Exchange Agreement, in full satisfaction of the MidMarket Loans, the Company agreed to issue an aggregate of $1,180,361 shares of common stock of which it has (i) issued 561,197 and 519,164 shares of its common stock to Dominion Capital LLC and 31 Group LLC, respectively, and (ii) paid an aggregate of $277 in cash to the Assignees in respect of accrued but unpaid interest under the MidMarket Loans.  The Exchange Agreement provided, however, that if 85% of the volume weighted average price of the Company’s common stock on April 14, 2014 was less than $10.50, the Company was required to issue an additional number of shares of the Company’s common stock such that the average conversion price of the MidMarket Loans was such lower price. On April 18, 2014, the Company amended the agreement to provide for the issuance of additional consideration to the Assignees in lieu of the issuance of additional shares to satisfy such adjustment requirement. (see Note 14.  Subsequent Events).  On the date of the elimination of debt, the fair value of the Company’s common stock was $11.87, resulting in the total fair value of shares issued of $14,011.  On that date, the principal amount of debt outstanding was $12,025, resulting in a loss on extinguishment of debt of $1,986. As a result of the extinguishment of the MidMarket debt, the Company also recorded interest expense of $1,273 as a result of accelerated amortization of deferred financing costs and debt discounts.

Term Loan Maturing in January 2014

During April 2013, the Company entered into a purchase agreement (the "ICG Purchase Agreement") with ICG pursuant to which the Company agreed to sell and ICG agreed to purchase, unsecured, convertible promissory notes in the aggregate principal amount of $1,725 for an aggregate purchase price of up to $1,500, at up to two separate closings. Pursuant to such agreement, on April 30, 2013, the Company issued to ICG a promissory note in the principal amount of $863 for a purchase price of $750, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matured on the tenth trading day following the earlier of (i) the closing by the Company of a public offering of equity securities resulting in gross proceeds of at least $20,000 or (ii) any capital raise by the Company of at least $3,000. If the Company did not complete a capital raise within 180 days of the date of funding (October 26, 2013), then the lender could have elected to be repaid on this note by either receiving 25% of the Company's future monthly cash flows until such time as the unpaid principal had been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six-month period, if ICG elected to convert, this note was convertible into common shares at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3,000 and, as a result, the note was no longer convertible into shares of the Company’s common stock.

Pursuant to the ICG Purchase Agreement, in August 2013, the Company issued to ICG a promissory note in the principal amount of $288 for a purchase price of $250, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matured on the thirtieth trading day following the earlier of the closing of any capital raise by the Company of at least $3,000 or October 26, 2013. If the Company did not complete a capital raise within 180 days of the date of funding (February 28, 2014), then the lender could have elected to be repaid on this note by either receiving 25% of the Company's future monthly cash flows until such time as the unpaid principal has been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six month period, if ICG made the election to convert, this note was convertible into common stock at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3,000, and the note was no longer convertible into shares of the Company’s common stock.

Pursuant to the ICG Purchase Agreement, in October 2013, the Company issued to an affiliate of ICG a promissory note in the principal amount of $575 for a purchase price of $500, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on the such note.  This note matured in January 2014. At the time of this issuance, the outstanding notes held by ICG were assigned by ICG to such affiliate of ICG and the maturity date of such notes was extended to January 2014.

On March 4, 2014, pursuant to the ICG Purchase Agreement, ICG’s affiliate converted the outstanding principal amount of $1,725 under the three ICG Notes into an aggregate of 107,477 shares of common stock of the Company.  On March 31, 2014, an additional 109,399 shares of common stock of the Company were issued related to the conversion of the debt.  Per the terms of the agreement, the Company converted the shares at an average share price of $7.95.

Pursuant to the ICG Purchase Agreement, in connection with the issuance of the notes, ICG was also issued two warrants to purchase a number of common shares equal to fifty percent (50%) of the number of shares into which the note may be converted on the date of issuance of the note. The warrants are exercisable at an exercise price equal to the lesser of a) 120% of the price per share at which the Company sells its common stock in a public offering or b) the exercise price of any warrants issued to investors in an offering of the Company’s securities resulting in gross proceeds of at least $3,000, provided, however, that if no such offering closed by October 30, 2013, then the exercise price for the warrant would be equal to 120% of the closing price of the Company’s common stock on October 30, 2013. The Company completed an offering of its common stock on November 5, 2013. The exercise price of the warrants was fixed at $4.80. In accordance with ASC 815, the warrants meet the criteria to be classified as liabilities as the number of shares to be issued upon conversion of the warrants and the strike price of the warrants is variable. On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140. The amount was recorded as a debt discount and was being amortized over the life of the related term loan.

The Company issued additional warrants to its former lender, ICG, in August 2013. On August 28, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $35.  The amount was recorded as a debt discount and was being amortized over the life of the related term loan. The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability of $35 for the year ended December 31, 2013. The additional warrants were fair valued using the binomial method.

The Company issued additional warrants to its former lender, an affiliate of ICG, in October 2013. On October 30, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $19.  The additional warrants were fair valued using the binomial method. The amount was recorded as a debt discount and was being amortized over the life of the related term loan. The Company recorded the change in fair value of the derivative liability as a gain on change in fair value of derivative liability of $19 for the year ended December 31, 2013.  In October 2013, ICG and its affiliate exercised all of their warrants and the Company recorded a cumulative loss of $952 for the year ended December 31, 2013, which amount is included in changes in the value of the derivative instruments from their issuance dates.

PNC Bank Revolving Credit Facility.

On September 23, 2013, the Company entered into a revolving credit and security agreement dated as of September 20, 2013 (the "PNC Credit Agreement"), with PNC Bank, as agent and a lender, and each of the Company’s subsidiaries, as borrowers or guarantors. The PNC Credit Agreement provided the Company a revolving credit facility in the principal amount of up to $10,000, subject to a borrowing base (as further described below), that was secured by substantially all of the Company’s assets and the assets of the Company’s subsidiaries, including a pledge of the equity interests of the Company’s subsidiaries pursuant to a pledge agreement. The maturity date of the revolving credit facility was June 17, 2014.

Interest on advances under the revolving credit facility was payable in arrears on the first day of each month with respect to Domestic Rate Loans (as defined in the PNC Credit Agreement) and at the end of each interest period with respect to LIBOR Rate Loans (as defined in the PNC Credit Agreement). Interest charges were computed on the greater of (x) $5,000 or (y) the actual principal amount of advances outstanding during the month at a rate per annum equal to, (i) in the case of Domestic Rate Loans, the sum of the Alternate Base Rate (as defined in the PNC Credit Agreement) plus 0.50% per annum, or (ii) in the case of LIBOR Rate Loans, the LIBOR rate plus 2.75% per annum.  Prior to each advance, the Company had the option of making such advance a Domestic Rate Loan or a LIBOR Rate Loan.

The loans were subject to a borrowing base equal to the sum of (a) 88% of the Company’s eligible accounts receivable, plus  (b) the lesser of (i) 65% of the Company’s Eligible Milestone Receivables (as defined in the PNC Credit Agreement) and (ii) $500,  minus  (c) the aggregate maximum undrawn amount of all outstanding letters of credit under the revolving credit facility, and  minus  (d) $2,500 (prior to the release of the availability block).  Initially, the borrowing base was reduced by a $2,500 availability block, which would have been eliminated on September 30, 2014 if the Company met certain financial conditions and was not in default under the revolving credit facility.

The PNC Credit Agreement contained customary events of default and covenants, including, but not limited to, financial covenants requiring a minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation and amortization (EBITDA).  In connection with the Company’s acquisition of IPC, the Company was required to have availability under the PNC loan of $3,000.  In order to satisfy this requirement, the Company prepaid the loan in the amount of $108 and, as of December 31, 2013, the balance of the loan was a prepayment of $108, which was recorded as other current assets on the Company’s condensed consolidated balance sheet.

As of March 31, 2014 and December 31, 2013, the Company had borrowing availability under the PNC Credit Agreement of $1,500. However, as of March 31, 2014 and December 31, 2013, the Company was not in compliance with all of the covenants of the PNC Credit Agreement. As of March 31, 2014, the Company had an outstanding balance of $134 under this credit agreement.  The Company terminated the PNC Credit Agreement on April 4, 2014.  In connection with the early termination of the PNC Credit Agreement, the Company paid to PNC Bank an early termination fee of approximately $300.

12% Convertible Debentures

In December 2013, the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company issued to such investors convertible debentures in the original aggregate principal amount of $11,625 (the "Convertible Debentures") and an aggregate of 36,567 shares of its common stock for an aggregate purchase amount of $11,625. The Convertible Debentures mature on June 13, 2015 and bear interest at the rate of 12% per annum and are payable in accordance with an amortization schedule, with monthly payments beginning on July 13, 2014 and ending on the final maturity date of June 13, 2015.  At the Company’s election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments may be paid by the issuance of shares of the Company’s common stock at a price per share equal to the lesser of (i) the Conversion Price (as defined below) and (ii) 75% of the average of the VWAP (the daily volume weighted average price) of the Company’s common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

The Convertible Debentures are convertible into shares of the Company’s common stock at the election of the holder thereof at a conversion price (the “Conversion Price”) equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of the Company’s common stock in the first underwritten public offering of not less than $10,000 of the Company’s equity securities (a “Qualified Offering”).  The Conversion Price is subject to customary anti-dilution provisions.  Notwithstanding the foregoing, the Convertible Debenture of a particular holder will not be convertible if such conversion would result in such holder owning more than 4.99% of the issued and outstanding shares of the Company’s common stock after such conversion.

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

Beginning on June 13, 2014, the Company may elect to force the holder of a Convertible Debenture to convert all, but not less than all, amounts outstanding under the Convertible Debenture into shares of the Company’s common stock at the applicable Conversion Price; provided, that the Company may only elect such forced conversion if certain conditions are met, including the condition that the Company’s common stock has been trading at 150% or higher of the applicable Conversion Price for 30 consecutive trading days with an average daily trading volume of not less than $1,000 of shares per day.

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

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company's common stock issued pursuant to the purchase agreement, which amount is being amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620 in connection with the embedded features of the Convertible Debentures, which amount is being amortized over the life of the Convertible Debentures.  The Company used a Monte Carlo simulation on the date of issuance to fair value the embedded conversion features.  The Company recorded interest expense of $743 related to the debt discount as of March 31, 2014.

On March 31, 2014, the Company used a Monte Carlo simulation to determine the fair value of the embedded feature of the Convertible Debentures and, on that date, determined the fair value of the embedded feature to be $2,860.  The Company recorded the change in fair value of the embedded feature as a gain in fair value of derivative instruments as of March 31, 2014 of $12,660.

The fair value of the embedded feature of the Convertible Debentures at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31,
2014

Principal amount	$10,780

Conversion price	$6.36
Volatility	65%
Conversion trigger price	$12.72
Life of conversion feature	1.20 years
Risk free interest rate	0.2%

7. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC Topic 815”).

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding at March 31, 2014 and December 31, 2013.

The terms of the warrants issued pursuant to the MidMarket Loan Agreement in 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $5.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the MidMarket Loan Agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 187,386 shares.  On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and is being amortized over the original life of the MidMarket Loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued.

On March 31, 2014 and December 31, 2013, the Company used the Black Scholes pricing method to determine the fair value of the warrants on those dates, and determined the fair value was $1,180 and $3,380, respectively.  The Company recorded the change in the fair value of the derivative liability as a gain in fair value of derivative liability as of March 31, 2014 and 2013 of $2,200 and $16, respectively.

The fair value of the MidMarket warrant derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2014	2013

Fair value of Company’s common stock	$8.49	$18.36
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	5.5 months	8.5 months
Risk free interest rate (based on 1-year treasury rate)	0.11%	0.11%

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

In December 2013, the Company made a concession to the holders of the Company's Series E Preferred Stock to issue a fixed number of shares of common stock to satisfy these warrants. The Company obtained approval and agreement of such stockholders at December 31, 2013; however, the shares of common stock were not issued until January 2014, which resulted in a liability of $978, based on a Black-Scholes calculation, as of December 31, 2013.  The Company recorded a gain on the derivative liability of $78 related to the issuance of shares in January 2014 that was recorded in the condensed consolidated statement of operations in change in fair value of derivative instruments.

Forward Investments, LLC Convertible Feature

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made loans to the Company for working capital purposes in the amounts of $1,800 and $1,200, respectively.  Such loans are evidenced by promissory notes that bear interest at the rate of 10% per annum, mature on June 30, 2015 and are convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share.

The fair value of the conversion feature at the date of issuance was $8,860.  The Company recorded a debt discount of $6,475 and a loss on debt discount of $2,385.  The debt discount is being amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to fair value the embedded conversion features.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2014

Principal amount	$2,825	$3,650

Conversion price	$6.36	$6.36
Volatility	65%	60%
Conversion trigger price	$12.72	$12.72
Life of conversion feature	1.25 years	2.78 years
Risk free interest rate	0.2%	0.8%

On March 31, 2014, the fair value of the conversion feature of the Forward Investments, LLC loans was $2,820.  The Company recorded the change in fair value of the embedded conversion feature as a gain in fair value of derivative instruments as of March 31, 2014 of $6,040.

8. INCOME TAXES

As of March 31, 2014 and December 31, 2013, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $19,110 and $11,410, respectively, and state NOL’s of approximately $14,160 and $9,790, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of March 31, 2014 and December 31, 2013, the Company had federal tax credit carry forwards of $652 and $544, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $2,088 of income over the period 2014 through 2015. During 2012 and 2013, the Company also acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income. Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

The Company calculated its expected annual effective tax rate for the year ending December 31, 2014, which was determined to be 5%. The Company applied that effective tax rate to the three months ended March 31, 2014 and recorded an income tax expense of $124. The effective tax rate differs from the statutory rate primarily as a result permanent differences due to certain non-cash charges.

9. CAPITAL STOCK

Issuance of shares of common stock to third-party for services

During February 2014, the Company issued 7,500 shares of its common stock to a consultant in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $13.41 per share and were immediately vested.  The Company recorded $101 to stock compensation expense.

During March 2014, the Company issued 69,458 shares of its common stock to a consultant in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $11.87 per share and were immediately vested.  The Company recorded $82 to stock compensation expense.

 Issuance of shares of common stock pursuant to conversion of notes payable

During February 2014, the Company issued 176,100 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $1,000 and accrued interest of $120. The shares were issued at $6.36, the conversion price of the notes payable, for a total value of $1,120.

During March 2014, the Company issued 1,080,361 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $12,025.  The shares were issued with a fair value of $11.87, for a total fair value of $12,824, which resulted in a loss on extinguishment of debt of $799.

During March 2014, the Company issued 35,220 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $200 and accrued interest of $24. The shares were issued at $6.36, the conversion price of the notes payable, for a total value of $224.

Issuance of shares pursuant to promissory notes

On two different dates in March 2014, the Company issued 107,477 and 109,399 shares of its common stock with an average fair value of $7.95, to a third-party lender in satisfaction of notes payable aggregating $1,725. The shares were issued at $1,725, per the terms of the notes payable.

Issuance of shares pursuant to completed acquisitions

During January 2014, the Company issued 57,448 shares of common stock, valued at $16.99 per share, pursuant to its completed acquisition of IPC.  These shares were valued at $976.

During January 2014, the Company issued 47,080 shares of common stock, in escrow, valued at $10.00 per share, pursuant to its completed acquisition of IPC. These shares were valued at $471.

During February 2014, the Company issued 400,000 shares of common stock, valued at $13.20 per share, pursuant to its completed acquisition of RentVM.  These shares were valued at $5,280.

Issuance of shares pursuant to completed business combination

During January 2014, the Company issued 50,861 shares of common stock, valued at $16.00 per share, in connection with promissory notes issued to AWS. The total value of the stock issued was $814.  The Company agreed with the note holders to convert the debt into shares of common stock at a price less than market price, which resulted in a loss due to the settlement of a working capital note payable that was recorded in the condensed consolidated statement of operations as loss on extinguishment of debt of $306.

Issuance of shares pursuant to exercise of warrants

During January 2014, the Company issued 53,259 shares of common stock to the holders of the Series E warrants pursuant to the exercising of the warrants.  The common stock was valued at $16.90 per share.  The total value of the shares issued was $900.

Exercise of public offering warrants

On various dates during the quarter ending March 31, 2014, the Company issued 111,095 shares of common stock with a fair value of $555 related to the exercise of warrants related to the public offering.

10. STOCK COMPENSATION

For the three month period ended March 31, 2014, the Company incurred $183 in stock compensation expense compared to $157 in the same period of 2013 from the issuance of common stock to employees and consultants.

11. RELATED PARTIES

At March 31, 2014 and December 31, 2013, the Company had outstanding the following loans from related parties:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013

Promissory notes, 30% interest, maturing in June 2013, unsecured	$-	$3,925
Promissory note issued to Mark Munro 1996 Charitable Remainder UniTrust, 12% interest, maturing on March 31, 2016, unsecured	275	-
Promissory note issued to CamaPlan FBO Mark Munro IRA, 12% interest, maturing on March 31, 2016, unsecured	397	-
Promissory note issued to 1112 Third Avenue Corp, 12% interest, maturing on March 31, 2016, unsecured	375	-
Promissory note issued to Mark Munro, 12% interest, maturing on March 31, 2016, unsecured	737	-
Promissory note issued to Pascack Road, LLC, 12% interest, maturing on March 31, 2016, unsecured	1,575	-
Convertible promissory notes issued to Forward Investments, LLC,10% interest, maturing on June 30, 2015, unsecured, net of debt discount of $5,612	863	-
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, due November 2016	106	106
Former owner of IPC, unsecured, 15% interest, due on demand	6,354	100
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	3	6
	10,685	4,137
Less: current portion of debt	(10,579)	(4,031)
Long-term portion of notes payable, related parties	$106	$106

The interest expense associated with the related-party notes payable in the three months ended March 31, 2014 and 2013 was $279 and $31, respectively.

Related Party Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement with MMD Genesis LLC (“MMD Genesis”), a company the three principals of which are the Company’s Chairman of the Board and Chief Executive Officer, Mark Munro, one of the Company’s directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of the Company’s common stock.  Pursuant to the master funding agreement, MMD Genesis has made loans to us from time to time to fund certain of our working capital requirements and a portion of the cash purchase prices of the Company’s business acquisitions. All such loans originally bore interest at the rate of 2.5% per month and matured on June 30, 2014. At December 31, 2013, the Company had an outstanding loan from MMD Genesis in the aggregate principal amount of $3,925.

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3,925, and accrued interest thereon in the amount of $964, was restructured and, in lieu thereof, the Company issued to the principals of MMD Genesis LLC or their designees the following notes:

•	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $347 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to Mark Munro in the principal amount of $737 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

•
a note issued to Forward Investments, LLC in the principal amount of $650 that bears interest at the rate of 10% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share; and

•
a note issued to Forward Investments, LLC in the principal amount of $2,825 that bears interest at the rate of 2% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share, and reflects certain penalties and consulting fees of $1,000 which were incurred and outstanding as of December 31, 2013.

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made loans to the Company for working capital purposes in the amounts of $1,800 and $1,200, respectively.  Such loans are evidenced by promissory notes that bear interest at the rate of 10% per annum, mature on June 30, 2015 and are convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share.

Due to the embedded conversion features of the Forward Investments, LLC loans, the Company deemed this feature to be a derivative and recorded a debt discount in the amount of $8,860, which is being amortized over the life of the loans using the effective interest method. The Company used a Monte Carlo simulation on the date of issuance to fair value the embedded conversion features.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2014

Principal amount	$2,825	$3,650

Conversion price	$6.36	$6.36
Volatility	65%	60%
Conversion trigger price	$12.72	$12.72
Life of conversion feature	1.25 years	2.78 years
Risk free interest rate	0.2%	0.8%

On March 31, 2014, the fair value of the conversion feature of the Forward Investments, LLC loans was $2,820.  The Company recorded the change in fair value of the embedded conversion feature as a gain in fair value of derivative instruments as of March 31, 2014 of $6,040.

12. SEGMENTS

The Company acquired three companies between January 1, 2013 and March 31, 2014.  With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues.   Due to continued expansion in 2013 and 2014, the Company evaluated its recent acquisitions and their impact upon the segments structure as of March 31, 2014.  The Company has determined that its three reportable segments are applications and infrastructure, professional services, and cloud and managed services.

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments.  The reporting segments represent an aggregation of individual operating segments with similar economic characteristics.  The applications and infrastructure segment is an aggregation of the operations of Tropical, RM Leasing, T N S and AWS.  The professional services segment is an aggregation of the operations of ADEX.  The cloud and managed services segment is comprised of the operations of IPC and RentVM.

In addition to the three operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin.  As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes.

The information presented below presents various segment information as it would have been stated if the Company operated as three distinct segments as of March 31, 2014 and 2013.

Segment information relating to the Company's results of continuing operations was as follows:

(dollar amounts in thousands)	Three months ended March 31,
Revenues	2014	2013
Applications and infrastructure	$3,876	$2,029
Professional services	4,943	9,214
Cloud and managed services	5,256	-
Total	$14,075	$11,243

Operating Income (Loss) by Segment	Three months ended March 31,
	2014	2013
Applications and infrastructure	$577	$250
Professional services	(476)	504
Cloud and managed services	(1,175)	-
Corporate	(1,657)	(451)
Total	$(2,731)	$303

Total Assets by Segment
	March 31, 2014	December 31, 2013
Applications and infrastructure	$18,383	$21,341
Professional services	20,159	22,278
Cloud and managed services	38,366	-
Corporate	2,986	17,071
Total	$79,894	$60,690

Goodwill
	March 31, 2014	December 31, 2013
Applications and infrastructure	$6,596	$6,596
Professional services	10,474	10,474
Cloud and managed services	17,174	-
Total	$34,244	$17,070

Gross Profit	Three months ended March 31,
	2014	2013
Applications and infrastructure	$1,673	$1,107
Professional services	957	1,859
Cloud and managed services	1,304	-
Total	$3,934	$2,966

Interest Expense	Three months ended March 31,
	2014	2013
Applications and infrastructure	$20	$21
Professional services	1	3
Corporate	3,256	1,270
Total	$3,277	$1,294

Revenues by Segment by Geographic Region	For the Period Ended March 31, 2014
	Domestic	Foreign	Total
Applications and infrastructure	$3,085	$791	$3,876
Professional services	4,901	42	4,943
Cloud and managed services	5,256	-	5,256
Total	$13,242	$833	$14,075

Revenues by Segment by Geographic Region	For the Period Ended March 31, 2013
	Domestic	Foreign	Total
Specialty contracting services	$2,029	$-	$2,029
Telecommunications staffing services	8,742	472	9,214
Total	$10,771	$472	$11,243

Operating Income (Loss) by Segment by Region	For the Period Ended March 31, 2014
	Domestic	Foreign	Total
Applications and infrastructure	$288	$289	$577
Professional services	(480)	4	(476)
Cloud and managed services	(1,175)	-	(1,175)
Corporate	(1,657)	-	(1,657)
Total	$(3,024)	$293	$(2,731)

Operating Income (Loss) by Segment by Region	For the Period Ended March 31, 2013
	Domestic	Foreign	Total
Specialty contracting services	$250	$-	$250
Telecommunications staffing services	428	76	504
Corporate	(451)	-	(451)
Total	$227	$76	$303

Gross Profit by Segment by Region	For the Period Ended March 31, 2014
	Domestic	Foreign	Total
Applications and infrastructure	$1,334	$338	$1,672
Professional services	949	9	958
Cloud and managed services	1,304	-	1,304
Total	$3,587	$347	$3,934

Gross Profit by Segment by Region	For the Period Ended March 31, 2013
	Domestic	Foreign	Total
Specialty contracting services	$1,107	$-	$1,107
Telecommunications staffing services	1,769	90	1,859
Total	$2,876	$90	$2,966

13.  DISCONTINUED OPERATIONS

During 2013, the Company’s management decided to exit its environmental remediation and disaster recovery services business. On November 21, 2013, the Company’s wholly-owned subsidiary, ADEX, completed its disposal of its wholly-owned subsidiary, ERFS.

The following table shows the results of operations of the Company’s discontinued operations at March 31, 2013.

For the three months ended March 31,
(dollar amounts in thousands)	2013

Revenues	$1,159

Income from discontinued operations	$260

Provision for income taxes	96

Net income	$164

Basic and diluted income per share attributable to discontinued operations:
Net income per share	$0.08

14. SUBSEQUENT EVENTS

Highwire Communications

On April 1, 2014, the Company issued 91,241 shares of common stock in consideration for the purchase of all assets of Highwire Communications.  The shares were valued at $8.22 on the date of acquisition.  The assets were purchased by the Company’s ADEX subsidiary.

Termination of PNC Credit Agreement

On April 4, 2014, the Company terminated the PNC Credit Agreement in accordance with the terms of such agreement and satisfied in full all of its obligations thereunder. In connection with the early termination of the PNC Credit Agreement, the Company paid to PNC Bank an early termination fee of approximately $300.

Elimination of MidMarket Debt

On March 12, 2014, the Company entered into an Exchange Agreement as described in Note 6.  Term Loans.  On April 15, 2014, the Company entered into an amendment to the Exchange Agreement pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing to the two investors an aggregate of 765,849 additional shares of common stock, which shares were valued at $5.35 per share, and three-year warrants to purchase up to 225,000 shares of common stock at a purchase price of $7.25 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on April 8, 2014 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

In 2013, we evaluated our reporting segments and determined that we operate in two reportable segments, specialty contracting services and telecommunication staffing services.  The telecommunication staffing services segment is comprised of the ADEX reporting unit and provides contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients.  Specialty contracting services revenues are derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The specialty contracting service segment includes our AWS, T N S, Tropical and RM Engineering reporting units.

In January 2014, we acquired the operations of IPC.  This acquisition allowed us to gain entry into the telecommunications hardware and software resale sector as well as expanding our services by adding a hardware and software maintenance division.

In February 2014, we acquired the operations of RentVM.  This acquisition allowed us to gain entry into the cloud computing sector and expanded the range of products and services that we provide to our customers.

Due to the nature of IPC and RentVM’s businesses, we determined that these subsidiaries should be classified as their own reportable segment – cloud and managed services.

With the acquisitions of IPC and RentVM, we re-evaluated all of our operating subsidiaries and determined that the IPC and RentVM divisions should be aggregated into one of three reporting segments based on their economic characteristics, products, production methods and distribution methods.  The results of operations of IPC and RentVM are categorized within the cloud and managed services segment.

We also re-evaluated our previously-reported segments and determined that our specialty contracting services segment would be presented as the applications and infrastructure segment.  We also re-evaluated our telecommunication staffing services segment and determined that it would be presented as the professional services segment.

Due to the addition of the cloud and managed services segment in 2014, certain comparative percentages mentioned below in our Results of Operations for the three months ending March 31, 2014 may not be meaningful (N/M).

Results of Operations for the three months ended March 31, 2014

Revenues:

	Three months ended March 31,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$3,876	$2,029	$1,847	91%
Professional services	4,943	9,214	(4,271)	(46)%
Cloud and managed services	5,256	-	5,256	N/M
Total	$14,075	$11,243	$2,832	25%

Revenues for the three-month period ended March 31, 2014 increased by $2.8 million, or 25%, to $14.0 million, as compared to $11.2 million for the corresponding period in 2013. The increases in revenues resulted primarily from our acquisitions of AWS in April 2013, IPC in January 2014 and RentVM in February 2014. During the three-month period ended March 31, 2013, all of our revenue was derived from our specialty contracting services and our telecommunication staffing services, while for the three-month period ended March 31, 2014, 28% of our revenues were derived from our applications and infrastructure segment, 35% were derived from our professional services segment  and 37% were derived from our cloud and managed services segment.

Cost of revenue and gross margin:

(dollar amounts in thousands)	Three months ended March 31,		Change
Applications and infrastructure	2014	2013	Dollars	Percentage
Cost of revenue	$2,203	$922	$1,281	139%
Gross profit	$1,672	$1,107	$566	51%
Gross profit percentage	43%	55%

Professional services
Cost of revenue	$3,986	$7,355	$(3,369)	(46)%
Gross profit	$958	$1,859	$(902)	(49)%
Gross profit percentage	19%	20%

Cloud and managed services
Cost of revenue	$3,952	$-	3,952	N/M
Gross profit	$1,304	$-	1,304	N/M
Gross profit percentage	25%	0%

Total
Cost of revenue	$10,141	$8,277	$1,864	23%
Gross profit	$3,934	$2,966	$968	33%
Gross profit percentage	28%	26%

Cost of revenue for the three-month periods ended March 2014 and 2013 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue increased by $1.86 million, or 23%, for the three-month period ended March 31, 2014, to $10.14 million, as compared to $8.28 million for the same period in 2013. The increase in cost of revenue was attributable to our acquisitions in April 2013, January 2014 and February 2014, as well as lower cost of revenues related to our professional services segment. Costs of revenue as a percentage of revenues were 72% for the three-month period ended March 31, 2014, as compared to 74% for the same period in 2013.

Our gross margin percentage was 28% for the three-month period ended March 31, 2014, as compared to 26% for the comparable period in 2013. The gross margin on our professional services segment, which was known as our telecommunications staffing services segment as of March 31, 2013, decreased to 19% for the three-month period ended March 31, 2014.  The overall margin increased as the revenues generated from our applications and infrastructure segment, which was known as our specialty contracting services segment as of March 31, 2013, which generates higher margins, increased as compared to the three-month period ending March 31, 2013.

Salaries and wages:

	Three months ended March 31,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$465	$530	$(65)	(12)%
Percentage of total revenue	3%	5%

Professional services	$939	$840	$99	12%
Percentage of total revenue	7%	7%

Cloud and managed services	$1,973	$-	$1,973	N/M
Percentage of total revenue	14%	0%

Corporate	$183	$168	$15	9%
Percentage of total revenue	1%	1%

Total	$3,560	$1,538	$2,022	131%
Percentage of total revenue	25%	14%

For the three-month period ended March 31, 2014, salaries and wages increased $2.02 million, to $3.56 million as compared to approximately $1.54 million for the same period in 2013. The increase primarily was due to the acquisitions we completed in 2014 and 2013, which comprised $2.2 million of the $3.56 million of expense. Salaries and wages were 25% of revenue in the three-month period ended March 31, 2014, as compared to 14% for the same period in 2013. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three months ended March 31,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$426	$251	$175	70%
Percentage of total revenue	3%	2%

Professional services	$397	$416	$(19)	(5)%
Percentage of total revenue	3%	4%

Cloud and managed services	$291	$-	$291	N/M
Percentage of total revenue	2%	0%

Corporate	$1,473	$384	$1,089	284%
Percentage of total revenue	10%	3%

Total	$2,587	$1,051	$1,536	146%
Percentage of total revenue	18%	9%

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $1.5 million, or 146%, to $2.6 million in the three-month period ended March 31, 2014, as compared to $1.1 million in the comparable period of 2013. The increase was primarily the result of acquisition-related costs, as well as an increase in overhead expenses relating to the acquisitions we completed in 2013 and 2014. General and administrative expenses increased to 18% of revenues in the three-month period ended March 31, 2014, from 9% in the comparable period in 2013. We expect that as our revenues increase, our general and administrative expenses will continue to increase, but at a slower rate than revenue, as a result of our ability to use our existing resources to manage additional revenue growth.

Interest Expense:

Interest expense for the three-month periods ended March 31, 2014 and 2013 was $3.3 million and $1.3 million, respectively. The charges incurred in the 2014 period primarily related to interest expense related to the revised related-party loans.  In the 2013 period, the majority of interest charges were related to the MidMarket debt.

Net Loss Attributable to our Common Stockholders.

Net income attributable to our common stockholders was $6.7 million for three-month period ended March 31, 2014, as compared to net loss attributable to common stockholders of $1.1 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we had a working capital deficit of $11.7 million, as compared to working capital of $4.2 million at December 31, 2013.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

	Three months ended March 31,
(dollar amounts in thousands)	2014	2013
Net cash (used in) provided by operations	$(3,276)	$265
Net cash used in investing activities	(12,199)	(16)
Net cash provided by financing activities	1,564	372

Net cash used in operating activities for the three months ended March 31, 2014 was $3.3 million, which reflected increased charges related to amortization of debt discount and deferred issuance costs of $2.0 million, gains on the fair value of derivative liabilities of $21.0 million, losses on extinguishment of debt and debt restructuring charges of $5.9 million, losses on the fair value of conversion features of $2.4 million, and changes in accounts receivable, inventory, other assets, and accounts payable and accrued expenses of $0.9 million. Net cash provided by operating activities for the three months ended March 31, 2013 was $0.3 million, which was comprised primarily of changes in accounts receivable, other assets, accounts payable and accrued expenses and non-cash charges related to depreciation and amortization, issuances of convertible notes receivable, shares issued for waiver of debt convenants, and changes in deferred taxes.

Net cash used in investing activities for the three months ended March 31, 2014 was $12.2 million, which consisted of $0.1 million related to cash payments for the purchase of capital equipment and $12.1 million of cash payments related to our acquisitions of IPC and RentVM.  Net cash used in investing activities for the three months ended March 31, 2013 was $0.01 million, which was related to cash paid for the purchase of capital equipment.

Net cash provided by financing activities for the three months ended March 31, 2014 was $1.6 million, which resulted from proceeds from related-party borrowings of $3.0 million and third-party borrowings of $9.6 million, which were partially offset by the repayments of notes and loans payable of $10.0 million and settlement of contingent consideration of $1.8 million. This is compared to cash provided from financing activities of $0.4 million for the three months ended March 31, 2013, which resulted from related-party borrowings and repayments, as well as the sale of preferred stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the three months covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

INTERCLOUD SYSTEMS, INC.

May 15, 2014	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, Principal Financial and Accounting Officer