Form 10-Q
period 2014-06-30
INTERCLOUD SYSTEMS, INC.
filed 2014-08-14
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

(732) 898-6408
(Registrant’s telephone number, including area code)

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,946,991 shares of common stock were issued and outstanding as of August 11, 2014.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to InterCloud Systems, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Tropical Communications, Inc. (Tropical”), Rives-Monteiro Leasing, LLC (“RM Leasing”), TNS, Inc. (“TNS”), ADEX Corporation, ADEX Puerto Rico, LLC and ADEXCOMM Corporation (collectively, “ADEX”, or the “ADEX entities”), AW Solutions Inc. and AW Solutions Puerto Rico, LLC (collectively, “AWS”, or the “AWS entities”), Integration Partners – NY Corporation (“IPC”), RentVM, Inc., and our 49%- owned subsidiary, Rives-Monteiro Engineering, LLC (“RME”).

The information that appears on our web site at www.InterCloudsys.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
ASSETS	2014	2013
	(Unaudited)
Current Assets:
Cash	$2,182	$17,867
Accounts receivable, net of allowances of $1,340 and $738, respectively	17,723	7,822
Inventories, net	1,300	-
Deferred loan costs	450	1,528
Loan receivable	104	286
Other current assets	654	805
Total current assets	22,413	28,308

Property and equipment, net	826	362
Goodwill	37,501	17,070
Intangible assets, net	22,872	12,776
Deferred loan costs, net of current portion	-	1,502
Other assets	1,182	672
Total assets	$84,794	$60,690

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$13,629	$8,880
Deferred revenue	4,596	50
Income taxes payable	580	430
Bank debt, current portion	278	318
Notes, acquisitions	-	508
Notes, related parties	8,855	4,031
Contingent consideration	4,350	4,514
Term loans, current portion, net of debt discount	4,453	5,380
Total current liabilities	36,741	24,111

Long-term Liabilities:
Bank debt, net of current portion	82	124
Notes, related parties, net of current portion	4,065	106
Deferred tax liability	7,078	1,523
Term loans, net of current portion and debt discount	-	15,009
Long term contingent consideration	-	1,615
Derivative financial instruments at fair value	3,912	19,878
Total long-term liabilities	15,137	38,255

Total Liabilities	51,878	62,366

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock; $0.0001 par value; 500,000,000 shares authorized; 13,552,306 and 8,558,631 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Common stock warrants, no par	2	3
Additional paid-in capital	73,850	36,020
Accumulated deficit	(41,253)	(37,943)
Total InterCloud Systems, Inc. stockholders’ equity (deficit)	32,600	(1,919)
Non-controlling interest	316	243
Total stockholders’ equity (deficit)	32,916	(1,676)

Total liabilities, non-controlling interest and stockholders’ equity (deficit)	$84,794	$60,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Service revenue	$12,926	$13,313	$22,802	$24,555
Product revenue	4,912	-	9,111	-
Total revenue	17,838	13,313	31,913	24,555
Cost of revenue	12,168	9,539	22,309	17,766
Gross profit	5,670	3,774	9,604	6,789

Operating expenses:
Depreciation and amortization	868	283	1,386	462
Salaries and wages	4,090	1,605	7,650	3,192
Selling, general and administrative	3,045	1,502	5,632	2,553
Change in fair value of contingent consideration	-	(36)	-	(141)
Total operating expenses	8,003	3,354	14,668	6,066

(Loss) income from operations	(2,333)	420	(5,064)	723

Other income (expenses):
Change in fair value of derivative instruments	1,813	(910)	22,791	(895)
Interest expense	(3,358)	(754)	(6,634)	(2,048)
Loss on conversion of debt	(1,373)	-	(1,679)	-
Loss on extinguishment of debt	(4,513)	-	(9,948)	-
Loss on fair value of conversion feature	-	-	(2,385)	-
Other income	9	80	9	80
Total other income (expense)	(7,422)	(1,584)	2,154	(2,863)

Loss from continuing operations before benefit from income taxes	(9,755)	(1,164)	(2,910)	(2,140)

Provision for (benefit from) income taxes	190	(90)	327	(407)

Net loss from continuing operations	(9,945)	(1,074)	(3,237)	(1,733)

Income from discontinued operations, net of tax	-	70	-	234

Net loss	(9,945)	(1,004)	(3,237)	(1,499)

Net loss attributable to non-controlling interest	(20)	(47)	(73)	(12)

Net loss attributable to InterCloud Systems, Inc.	(9,965)	(1,051)	(3,310)	(1,511)

Less dividends on Series C, D, E, F and H Preferred Stock	-	(263)	-	(854)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(9,965)	$(1,314)	$(3,310)	$(2,365)

Basic loss per share attributable to InterCloud Systems, Inc. common stockholders:
Net loss from continuing operations	$(0.82)	$(1.40)	$(0.31)	$(3.25)
Income from discontinued operations, net of taxes	$-	$0.07	$-	$0.29
Net loss per share	$(0.82)	$(1.33)	$(0.31)	$(2.96)

Diluted loss per share attributable to InterCloud Systems, Inc. common stockholders:
Net loss from continuing operations	$(0.96)	$(1.40)	$(2.22)	$(3.25)
Income from discontinued operations, net of taxes	$-	$0.07	$-	$0.29
Net loss per share	$(0.96)	$(1.33)	$(2.22)	$(2.96)

Basic weighted average common shares outstanding	12,199,393	989,125	10,832,103	799,887
Diluted weighted average common shares outstanding	12,265,746	989,125	11,754,340	799,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

			Common Stock		Additional		Non-
	Common Stock		Warrants		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2013	8,558,631	$1	301,704	3	$36,020	$(37,943)	$243	$(1,676)

Issuance of shares upon settlement of Series E warrants	53,259	-	-	-	900	-	-	900
Issuance of shares upon settlement of acquisition notes	50,861	-	-	-	814	-	-	814
Issuance of shares upon conversion of debt	1,010,315	-	-	-	8,126	-	-	8,126
Issuance of shares pursuant to acquisition of IPC	104,528	-	-	-	1,447	-	-	1,447
Issuance of shares pursuant to acquisition of RentVM	400,000	-	-	-	5,280	-	-	5,280
Issuance of shares pursuant to acquisition of assets	91,241	-	-	-	546	-	-	546
Issuance of shares to non-employees for services	85,135	-	-	-	966	-	-	966
Issuance of shares to employees for services	1,132,097	-	-	-	1,035	-	-	1,035
Issuance of shares upon extinguishment of debt	1,946,210	-	-	-	18,108	-	-	18,108
Issuance of shares upon exercise of warrants	111,095	-	(111,095)	(1)	555	-	-	554
Issuance of shares for settlement of interest	8,934	-	-	-	53	-	-	53
Net loss	-	-	-	-	-	(3,310)	73	(3,237)

Ending balance, June 30, 2014	13,552,306	$1	190,609	$2	$73,850	$(41,253)	$316	$32,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,310)	$(1,499)
Adjustments to arrive at net loss from continuing operations	-	234
Net loss from continuing operations	(3,310)	(1,733)

Adjustments to reconcile net loss from continuing operations to net cash used in operations:
Depreciation and amortization	1,386	462
Amortization of debt discount and deferred debt issuance costs	4,404	215
Stock compensation for services	2,001	157
Change in fair value of derivative instruments	(22,791)	895
Other income	-	(80)
Loss on fair value of conversion feature	2,385	-
Change in fair value of contingent consideration	-	(142)
Fair value of common shares issued for waiver of debt covenants	-	249
Change in deferred taxes	-	(286)
Undistributed earnings from non-controlled interest	73	-
Loss on conversion of debt	1,679
Loss on extinguishment of debt	9,948	-
Changes in operating assets and liabilities:
Accounts receivable	(5,263)	(806)
Inventory	(1,258)	-
Other assets	(577)	(1,392)
Deferred revenue	3,676	-
Accounts payable and accrued expenses	1,415	1,805
Net cash provided by operating activities of discontinued operations	-	83
Total adjustments	(2,922)	1,160
Net cash used in operating activities	(6,232)	(573)

Cash flows from investing activities:
Purchases of equipment	(211)	(45)
Issuance of notes receivable	-	(200)
Cash paid for acquisitions, net of cash received	(12,008)	188
Net cash used in investing activities of discontinued operations	-	(13)
Net cash used in investing activities	(12,219)	(70)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	-	775
Settlement of contingent consideration	(1,779)	-
Proceeds from loans to third-parties	182
Proceeds from bank borrowings	-	58
Repayments of bank borrowings	(82)	-
Repayments of notes and loans payable	(11,128)	(798)
Proceeds from notes and loans payable	10,801	-
Proceeds from third party borrowings	-	1,062
Proceeds from related party borrowings	4,100	1,325
Repayment of related party borrowings	(3)	-
Repayments of acquisition notes payable	-	(40)
Exercise of public offering warrants	675	-
Net cash used in financing activities of discontinued operations	-	(108)
Net cash provided by financing activities	$2,766	$2,274

Net (decrease) increase in cash	$(15,685)	$1,631

Cash, beginning of period	17,867	647
Less cash related to discontinued operations		(140)

Cash, end of period	$2,182	$2,138

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,027	$670
Cash paid for income taxes	$18	$151

Non-cash investing and financing activities:
Common stock issued on debt conversion	$-	$425
Conversion of preferred shares into common stock	$-	$4,323
Fair value of embedded conversion at issuance	$-	$140
Preferred dividends	$-	$854
Conversion of preferred dividends into common stock	$-	$246
Issuance of shares for settlement of warrants	$900	$-
Issuance of shares pursuant to settlement of acquisition notes	$814	$-
Issuance of shares pursuant to extinguishment of debt	$18,108	$-
Issuance of shares pursuant to conversion of debt	$8,126	$-
Issuance of shares pursuant to acquisitions	$7,273	$-
Addition to debt discount	$7,034	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. Prior to December 31, 2009, the Company was a development-stage company and had limited activity. The Company’s initial activities were devoted to developing a business plan, structuring and positioning itself to take advantage of available acquisition opportunities and raising capital for future operations and administrative functions. The Company began filing periodic reports with the Securities and Exchange Commission in November 2000. On October 31, 2013, the Company’s common stock and warrants were listed on The NASDAQ Capital Market under the symbols “ICLD” and “ICLDW,” respectively.

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

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as an asset or a liability, the changes in fair value are recognized in earnings.

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

Reverse Stock-Split

On December 7, 2012, the Company’s stockholders approved a reverse stock split of the Company’s common stock at a ratio of 1-for-125, which became effective on January 14, 2013.  On May 15, 2013, the Company’s stockholders approved up to a 1-for-4 reverse stock split, which became effective on August 1, 2013.  All applicable share and per share amounts have been retroactively adjusted to reflect the reverse stock splits.

Liquidity

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company suffered recurring losses from operations. At June 30, 2014 and December 31, 2013, the Company had stockholders’ equity of $32,916 and stockholders’ deficit of $1,676, respectively. The Company may raise capital through the sale of equity securities, through the sale of debt securities, or through borrowings from related parties, principals and/or financial institutions.   However, there can be no assurance that additional financing that is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all.

During 2014, the Company borrowed an aggregate of $3,500 from Forward Investments, LLC, a related party and beneficial owner of more than 10% of the Company’s common stock. Such loans are evidenced by convertible promissory notes that mature on June 30, 2015. In addition, the Company borrowed $600 from another related party during the three months ended June 30, 2014 that is repayable on March 31, 2016.

The Company plans to generate cash flow to address liquidity concerns through three potential sources. The first potential source is operating cash flow from its subsidiaries. During 2014, the Company expects to generate positive cash flow from the AWS Entities for the full fiscal year following its acquisition of the AWS Entities in April 2013.  In addition, the Company completed its acquisition of IPC in January 2014.  The Company expects that IPC will contribute positively to the Company’s consolidated cash flows from operations after it is integrated into our business. The second potential source of generating cash is for the Company to secure a new receivables loan facility from lenders. The Company recently terminated its receivables loan facility with PNC Bank and incurred a charge of approximately $300  in connection with  such termination. The Company expects to replace that loan facility with a new receivables loan facility in the third quarter of 2014.  Finally, the third potential source of generating cash flow is through future equity or debt financings in the capital markets.

Principles of Consolidation and Accounting for Investment in Affiliate Company

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation and ADEX Puerto Rico, LLC (collectively, “ADEX”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), the AWS Entities (since April 2013), IPC (since January 2014), and RentVM (since February 2014). The results of operations for the three and six months ended June 30, 2013 include the accounts of Environmental Remediation and Financial Service, LLC (“ERFS”) (acquired in 2012, disposed of in November 2013) as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and all variable interest entities (“VIEs”) in which the Company has a variable interest and is deemed to be the primary beneficiary.

The unaudited condensed consolidated financial statements include the accounts of Rives-Monteiro Engineering, LLC (“RM Engineering”) (since December 2011), in which the Company owns an interest of 49%. RM Engineering is a VIE because it meets the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 51% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on April 8, 2014.

Segment Information

As of December 31, 2013, the Company reported two operating segments, which consisted of specialty contracting services and telecommunications staffing services.  The Company acquired two companies between January 1, 2014 and June 30, 2014. In connection with such acquisitions, the Company evaluated each newly-acquired company’s sources of revenues and costs of revenues and determined that the two additional companies did not share similar economic characteristics with the two existing operating segments.  As such, it was determined that the two companies should be reported as a separate operating segment: cloud and managed services.

The Company determined that it now operates in three reportable operating segments - as an applications and infrastructure provider, as a professional services provider and as a cloud and managed services provider. The applications and infrastructure segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services of the applications and infrastructure segment support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks. The professional services segment provides outsourced services to the wireless and wireline industry. The cloud and managed services segment provides hardware and software products to customers and provides maintenance and support for those products. The cloud and managed services segment also provides cloud computing and storage services to customers.

The Company’s operating units have been aggregated into one of three reportable segments due to their similar economic characteristics, products, or production and distribution methods. The first reportable segment is applications and infrastructure, which is comprised of the operating units TNS, AWS, Tropical and RM Engineering.  The Company’s second reportable segment is professional services, which consists of the ADEX entities. The Company’s third reportable segment is cloud and managed services, which consists of the IPC and RentVM entities.

Revenue Recognition

The Company’s revenues are generated from three reportable segments, applications and infrastructure, professional services, and cloud and managed services.  The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure segment is comprised of TNS, Tropical, AWS and RM Engineering. Applications and infrastructure services revenues are derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical and RM Engineering provide that payment for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

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

The revenues of the Company’s professional services segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at June 30, 2014 and December 31, 2013.

The Company sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The Company’s IPC subsidiary, which is included in the Company’s cloud and managed services segment, is a value-added reseller whose revenues are generated from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video, and data networking infrastructure. IPC’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support and professional services.

IPC recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

For multiple-element arrangements, IPC recognizes revenue in accordance with ASC 605-25, “Arrangements with Multiple Deliverables”. Under the relative fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through the fair value hierarchy. Revenue is generally allocated in an arrangement using the estimated selling price of deliverables if it does not have vendor-specific objective evidence or third-party evidence of selling price.

The Company’s RentVM subsidiary, which is included in the Company’s cloud and managed services segment, provides on-line data backup services to its customers. RentVM recognizes revenue in accordance with ASC Topic 605-10. Certain customers pay for their services before service begins.  Revenue for these customers is deferred until the services are performed.  During 2013, the Company did not recognize any revenue from cloud-based services. With the completion of the RentVM acquisition in February 2014, the Company has begun recognizing cloud-based revenue. As of June 30, 2014 the amount of cloud-based revenue recognized on the condensed consolidated statement of operations has not been significant in relation to the Company’s other revenue within the cloud and managed services segment.

Deferred Loan Costs

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense in the three months ended June 30, 2014 and 2013, was $522 and $145, respectively.  The amount of amortization of deferred loan costs, which was recorded as interest expense in the six months ended June 30, 2014 and 2013, was $999 and $217, respectively.  As a result of the conversion of a portion of the Company’s convertible debentures of $4,405 in February, March and June 2014 and a term loan of $13,750 in January and March 2014, the Company recorded $559 of accelerated amortization of the deferred loan costs related to that debt.

Inventory

The Company’s IPC subsidiary purchases inventory for resale to customers and records it at lower of cost or market until sold. Inventory consists of networking equipment that was not delivered to customers as of June 30, 2014.  Inventory as of June 30, 2014 was $1,300.  The Company did not hold any inventory as of December 31, 2013 as all inventory relates to the IPC subsidiary, which was acquired in January 2014.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company adopted a formal performance incentive plan in December 2012 but had not issued any options under the plan as of June 30, 2014. The Company issued options prior to the adoption of this plan, but the amount was not material as of June 30, 2014. Historically, the Company has awarded shares of common stock under the plan to certain of its employees and consultants, which awards did not contain any performance or service conditions. Compensation expense included in the Company’s condensed consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. All stock grants issued in 2013 were fully vested in 2013 and 940,367 shares of the grants issued in 2014 were subject to a 3-year vesting term.

Earnings (Loss) per Share

The Company adopted ASC 260, "Earnings Per Share" ("EPS"), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

The following sets forth the computation of diluted EPS for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(9,965)	$12,199,393	$(0.82)	$(3,310)	$10,832,103	$(0.31)
Change in fair value of derivative instruments	(1,813)	-	-	(22,791)	-	-
Dilutive shares related to warrants	-	66,353	-	-	187,087	-
Dilutive shares related to 12% Convertible Debentures convertible feature	-	-	-	-	394,814	-
Dilutive shares related to Forward Investments, LLC convertible feature	-	-	-	-	340,336	-
Dilutive EPS	(11,778)	12,265,746	(0.96)	(26,101)	11,754,340	(2.22)

Basic net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented for the three or six months ended June 30, 2014 and 2013, respectively, in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.  The total number of shares issuable upon exercise of warrants that were not included in dilutive earnings per share for the three and six months ended June 30, 2014 was 371,841. The total number of shares issuable upon conversion of debt that were not included in dilutive earnings per share for the three and six months ended June 30, 2014 was 60,547.

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

The anti-dilutive shares of common stock outstanding at the end of the three and six months periods ended June 30, 2014 and 2013 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Series E Preferred Stock	-	534,830	-	534,830
Series F Preferred Stock	-	482,558	-	482,558
Series H Preferred Stock	-	316,409	-	316,409
Series I Preferred Stock	-	523,256	-	523,256
Warrants	415,609	567,749	415,609	567,749
Convertible notes	1,415,684	-	397,602	-
Convertible debenture	1,271,481	-	-	-
	3,102,774	2,424,802	813,211	2,424,802

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of June 30, 2014 and December 31, 2013, was estimated at $24,977 and $31,600, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as level 2.

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

During the six months ended June 30, 2014, contingent consideration of $1,779 related to the ADEX acquisition was settled in cash.

There was no change in the fair value of contingent consideration for the three and six months ended June 30, 2014 and as such, there was no charge recorded on the unaudited condensed consolidated statements of operations.  The change in the fair value of contingent consideration was recorded as a gain of $36 and $141 on the condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Derivative Warrant Liabilities

The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liability related to warrants issued in 2012 to the lenders under the MidMarket loan agreement and the put and effective price of future equity offerings of equity-linked financial instruments. The Company derived the fair value of such warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility, and the Company’s dividend yield. The Company does not have sufficient historical data to use its historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. The fair value of the warrant liabilities is classified as Level 3 within the Company’s fair value hierarchy.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

At June 30, 2014 and December 31, 2013, the amount of the derivative liability for the warrants issued to its former lender, MidMarket Capital, in 2012 was computed using the Black-Scholes Option pricing model.  The change in the fair value of derivative balance was recorded as a gain of $554 and a loss of $950 on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively, and as a gain of $2,754 and a loss of $935 for the six months ended June 30, 2014 and 2013, respectively.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 consisted of:

	Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2014
Liabilities:
Warrant derivatives	$-	$-	$3,912
Contingent consideration	-	-	4,350

Total liabilities at fair value	$-	$-	$8,262

	December 31, 2013
Liabilities:
Warrant derivatives	$-	$-	$19,878
Long-term contingent consideration	-	-	1,615
Contingent consideration	-	-	4,514

Total liabilities at fair value	$-	$-	$26,007

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2014 were as follows:

(dollar amounts in thousands)	Amount
Balance as of December 31, 2013	$26,007

Change in fair value of derivative	(20,978)
Settlement of contingent consideration	(1,779)
Fair value of conversion feature of date of issuance	8,860
Settlement of derivative liabilities	(900)
Balance as of March 31, 2014	$11,210

Change in fair value of derivative	(2,229)
Fair value of warrants on date of issuance	416
Adjustment to derivative liability	(1,135)
Balance as of June 30, 2014	$8,262

Please refer to Footnote 7 for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the unaudited condensed consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

Reclassifications

Certain 2013 activities and balances were reclassified to conform to classifications used in the current period.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

2. ACQUISITIONS

Acquisition of IPC

On January 2, 2014, the Company acquired IPC, a full-service voice and data network engineering firm based in New York.  IPC serves both corporate enterprises and telecommunications service providers.  The purchase consideration for IPC was $21,153, which was paid with $13,451 in cash, common stock valued at $1,447, and a convertible note in the principal amount of $6,255, which was equal to the net working capital of IPC on the date of acquisition. The Company used the fair value of the common stock issued. As the total consideration paid by the Company for IPC exceeded the net assets acquired, the Company recorded approximately $13,329 of goodwill. The goodwill is attributable to synergies and economies of scale related to operating expenses provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of IPC was $118, which amount was recorded on the Company’s unaudited condensed consolidated statement of operations as general and administrative expenses.

Acquisition of RentVM

On February 3, 2014, the Company acquired RentVM, a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) Cloud environments.  The purchase consideration for RentVM was $5,880, which was paid with common stock valued at $5,280 and conversion of a pre-existing note, in the principal amount of $600 which was used to complete the acquisition. As the total consideration paid by the Company for RentVM exceeded the net assets acquired, the Company recorded approximately $3,845 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of RentVM was $5, which amount was recorded on the Company’s condensed consolidated statement of operations as general and administrative expenses. The Company is in the process of completing a valuation of the acquisition to determine the value of the contingent consideration and the value of the stock issued on the acquisition date.  Once the valuation is completed, the Company will make any adjustments as necessary.

The consideration for the acquisitions of IPC and RentVM was calculated as follows:

(dollar amounts in thousands)	IPC	RentVM
Cash	$13,451	$-
Common stock, fair value	1,447	5,280
Convertible note	6,255	-
Note converted to stock	-	600
Total consideration	$21,153	$5,880

The purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

(dollar amounts in thousands)	IPC	RentVM
Current assets	$6,171	$104
Goodwill	16,434	3,845
Intangible assets:
Customer list / relationships	6,328	1,654
Trade names	478	827
Non-compete	1,602	300
Property and equipment	22	372
Other assets	56	4
Current liabilities	(4,570)	(169)
Deferred revenue	(586)	-
Deferred revenue, net of current portion	(284)	-
Deferred taxes	(4,498)	(1,057)
Total allocation of purchase consideration	$21,153	$5,880

The Company completed certain other acquisitions during the six months ended June 30, 2014. Such acquisitions were immaterial to the financial statements individually and in the aggregate.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Unaudited pro forma results of operations data of the Company as if the acquisitions of AWS and IPC had occurred as of January 1, 2013 are as follows:

Pro Forma Results
(Unaudited)
For the three months ended June 30,
(dollar amounts in thousands)	2013
Revenue	$22,217

Net Income	$1,687

Basic and diluted income per share	$1.26

Pro Forma Results
(Unaudited)
For the six months ended June 30,
(dollar amounts in thousands)	2013
Revenue	$42,223

Net Income	$446

Basic and diluted loss per share	$(0.44)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2013 and is not intended to be a projection of future results.

The amount of revenues and income of IPC since the acquisition date included in the Company’s unaudited condensed consolidated statements of operations is as follows:

For the three months ended
(dollar amounts in thousands)	June 30, 2014
Service revenue	$2,010
Product revenue	4,912
Total revenue	$6,922

Income	$210

For the six months ended
(dollar amounts in thousands)	June 30, 2014
Service revenue	$3,050
Product revenue	9,111
Total revenue	$12,161

Loss	$(786)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Vehicles	$725	$696
Computers and office equipment	401	427
Equipment	1,001	262
Total	2,127	1,385
Less accumulated depreciation	(1,301)	(1,023)

Property and equipment, net	$826	$362

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Depreciation expense for the three months ended June 30, 2014 and 2013 was $91 and $27, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $143 and $47, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company’s goodwill during the six-month period ended June 30, 2014 resulting from the acquisition by the Company of its operating subsidiaries.

The following table summarizes the Company’s goodwill as of June 30, 2014 and December 31, 2013:

(dollar amounts in thousands)	Applications and Infrastructure	Professional Services	Cloud and Managed Services	Total
Balance at December 31, 2013	$6,596	$10,474	$-	$17,070

Acquisitions	-	-	20,431	20,431

Balance at June 30, 2014	$6,596	$10,474	$20,431	$37,501

Intangible Assets

The following table summarizes the Company’s intangible assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
(dollar amounts in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 yrs	$17,126	$(1,860)	$15,266	$9,094	$(1,022)	$8,072
Non-compete agreements	2-3 yrs	2,523	(581)	1,942	571	(176)	395
URL’s	Indefinite	10	-	10	10	-	10
Tradenames	Indefinite	5,654	-	5,654	4,299	-	4,299

Total intangible assets		$25,313	$(2,441)	$22,872	$13,974	$(1,198)	$12,776

Amortization expense related to the purchased intangible assets was $777 and $256 for the three months ended June 30, 2014 and 2013, respectively. Amortization expense related to the purchased intangible assets was $1,243 and $416 for the six months ended June 30, 2014 and 2013, respectively.

5. BANK DEBT

Bank debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
One installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicles, maturing July 2016	$14	$17

Five lines of credit, monthly principal and interest, interest ranging from $0 to $13, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2014 and February 2020	346	425
	360	442
Less: Current portion of bank debt	(278)	(318)

Long-term portion of bank debt	$82	$124

The interest expense associated with the bank debt during the three months ended June 30, 2014 and 2013 amounted to $8 and $11, respectively and for the six months ended June 30, 2014 and 2013 amounted to $23 and $29, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

6. TERM LOANS

Term loans as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Term loan, MidMarket Capital, net of debt discount of $0 and $144	$-	$13,706

Promissory notes, unsecured, maturing in January 2014	-	1,725

12% convertible note payable, net of debt discount of $2,767 and $6,666, respectively	4,453	4,958
	4,453	20,389
Less: Current portion of term loans	(4,453)	(5,380)

Long-term portion term loans, net of debt discount	$-	$15,009

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

Pursuant to Assignment and Assumption Agreements, each dated as of March 12, 2014, the lenders under the MidMarket Loan Agreement assigned the MidMarket Loans to 31 Group LLC and Dominion Capital LLC (the “Assignees”).  Pursuant to an Exchange Agreement, dated as of March 12, 2014, among the parties to the MidMarket Loan Agreement and the Assignees (the “Exchange Agreement”), the Assignees agreed to convert the outstanding principal amount of the MidMarket Loans into shares of the Company’s common stock at a conversion price of $10.50 per share.  Pursuant to the Exchange Agreement, in full satisfaction of the MidMarket Loans, the Company (i) issued an aggregate of 1,180,361 shares of common stock, of which it has issued 561,197 and 519,164 shares of its common stock to Dominion Capital LLC and 31 Group LLC, respectively, and (ii) paid an aggregate of $277 in cash to the Assignees in respect of accrued but unpaid interest under the MidMarket Loans.  The Exchange Agreement provided, however, that if 85% of the volume weighted average price of the Company’s common stock on April 14, 2014 was less than $10.50, the Company would issue an additional number of shares of the Company’s common stock such that the average conversion price of the MidMarket Loans was such lower price. On April 18, 2014, the Company amended the agreement to provide for the issuance of additional consideration to the Assignees in lieu of the issuance of additional shares to satisfy such adjustment requirement. On the date of the elimination of debt, the fair value of the Company’s common stock was $11.87, resulting in the total fair value of shares issued of $14,011.  On that date, the principal amount of debt outstanding was $12,025, resulting in a loss on extinguishment of debt of $1,986. As a result of the extinguishment of the MidMarket Loans, the Company also recorded a loss on extinguishment of debt of $2,504 as a result of accelerated amortization of deferred financing costs and debt discounts.

On June 30, 2014 and December 31, 2013, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $626 and $3,380, respectively.  The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2014 and 2013 as a gain of $554 and as a loss of $950, respectively. The Company recorded the change in the fair value of the derivative liability for the six months ending June 30, 2014 and 2013 as a gain of $2,754 and as a loss of $935, respectively.

On April 15, 2014, the Company entered into an amendment to the Exchange Agreement, due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group LLC.   The warrants issued pursuant to the amendment are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act of 1933, as amended, the exercise period of the warrants will be reduced to two years.

On June 30, 2014, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability of the warrants on that date. Please refer to Footnote 7 Derivative Instruments for further explanation.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Term Loan Maturing in January 2014

During April 2013, the Company entered into a purchase agreement (the “ICG Purchase Agreement”) with ICG pursuant to which the Company agreed to sell and ICG agreed to purchase, unsecured, convertible promissory notes in the aggregate principal amount of $1,725 for an aggregate purchase price of up to $1,500, at up to two separate closings. Pursuant to such agreement, on April 30, 2013, the Company issued to ICG a promissory note in the principal amount of $863 for a purchase price of $750, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matured on the tenth trading day following the earlier of (i) the closing by the Company of a public offering of equity securities resulting in gross proceeds of at least $20,000 or (ii) any capital raise by the Company of at least $3,000. At the end of the six-month period, if ICG elected to convert, this note was convertible into common shares at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3,000 and, as a result, the note was no longer convertible into shares of the Company’s common stock.

Pursuant to the ICG Purchase Agreement, in August 2013, the Company issued to ICG a promissory note in the principal amount of $288 for a purchase price of $250, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matured on the thirtieth trading day following the earlier of the closing of any capital raise by the Company of at least $3,000 or October 26, 2013. If the Company did not complete a capital raise within 180 days of the date of funding (February 28, 2014), then the lender could have elected to be repaid on this note by either receiving 25% of the Company’s future monthly cash flows until such time as the unpaid principal has been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six month period, if ICG made the election to convert, this note was convertible into common stock at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3,000, and the note was no longer convertible into shares of the Company’s common stock.

Pursuant to the ICG Purchase Agreement, in October 2013, the Company issued to an affiliate of ICG a promissory note in the principal amount of $575 for a purchase price of $500, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on the such note.  This note matured in January 2014. At the time of this issuance, the outstanding notes were assigned by ICG to an affiliate and the maturity date of such notes was extended to January 2014.

On March 4 and on March 31, 2014, pursuant to the ICG Purchase Agreement, ICG’s affiliate converted the outstanding principal amount of $1,725 under the three ICG Notes into an aggregate of 107,477 shares of common stock and on March 31, 2014, an additional 109,399 shares of common stock of the Company were issued related to the conversion of the debt.  Per the terms of the agreement, the Company converted the shares at an average share price of $7.95.

Pursuant to the ICG Purchase Agreement, in connection with the issuance of the notes, ICG was also issued two warrants to purchase a number of common shares equal to fifty percent (50%) of the number of shares into which the notes were convertible on the date of issuance of the notes. The warrants are exercisable at an exercise price equal to the lesser of a) 120% of the price per share at which the Company sells its common stock in a public offering or b) the exercise price of any warrants issued to investors in an offering of the Company’s securities resulting in gross proceeds of at least $3,000, provided, however, that if no such offering closed by October 30, 2013, then the exercise price for the warrant would be equal to 120% of the closing price of the Company’s common stock on October 30, 2013. The Company completed an offering of its common stock on November 5, 2013. The exercise price of the warrants was fixed at $4.80. In accordance with ASC 815, the warrants meet the criteria to be classified as liabilities as the number of shares to be issued upon conversion of the warrants and the strike price of the warrants is variable. On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140. The amount was recorded as a debt discount and was being amortized over the life of the related term loan.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 (Unaudited)

The Company issued additional warrants to its former lender, ICG, on August 28, 2013. On the date of issuance, the Company recorded a derivative liability in the amount of $35.  The amount was recorded as a debt discount and was being amortized over the life of the related term loan. The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability of $35 for the year ended December 31, 2013. The fair value of the derivative liability was determined using the binomial method.

The Company issued additional warrants to its former lender, an affiliate of ICG, in October 2013. On October 30, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $19.  The fair value of the derivative liability was determined using the binomial method. The amount was recorded as a debt discount and was being amortized over the life of the related term loan. The Company recorded the change in fair value of the derivative liability as a gain on change in fair value of derivative liability of $19 for the year ended December 31, 2013.  In October 2013, ICG and its affiliate exercised all of their warrants and the Company recorded a cumulative loss of $952 for the year ended December 31, 2013, which amount is included in changes in the value of the derivative instruments from their issuance dates.

PNC Bank Revolving Credit Facility.

On September 23, 2013, the Company entered into a revolving credit and security agreement dated as of September 20, 2013 (the “”PNC Credit Agreement”), with PNC Bank, as agent and a lender, and each of the Company’s subsidiaries, as borrowers or guarantors. The PNC Credit Agreement provided the Company a revolving credit facility in the principal amount of up to $10,000, subject to a borrowing base (as further described below), that was secured by substantially all of the Company’s assets and the assets of the Company’s subsidiaries, including a pledge of the equity interests of the Company’s subsidiaries pursuant to a pledge agreement. The maturity date of the revolving credit facility was June 17, 2014.

At December 31, 2013, the balance of the loan was a prepayment of $108, which was recorded as other current assets on the Company’s condensed consolidated balance sheet.

The Company terminated the PNC Credit Agreement on April 4, 2014.  In connection with the early termination of the PNC Credit Agreement, the Company paid to PNC Bank an early termination fee of approximately $300.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

12% Convertible Debentures

In December 2013, the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company issued to such investors convertible debentures in the original aggregate principal amount of $11,625 (the “Convertible Debentures”) and an aggregate of 36,567 shares of its common stock for an aggregate purchase amount of $11,625. The Convertible Debentures mature on June 13, 2015 and bear interest at the rate of 12% per annum and are payable in accordance with an amortization schedule, with monthly payments beginning on July 13, 2014 and ending on the final maturity date of June 13, 2015.  At the Company’s election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments may be paid by the issuance of shares of the Company’s common stock at a price per share equal to the lesser of (i) the Conversion Price (as defined below) and (ii) 75% of the average of the VWAP (the daily volume weighted average price) of the Company’s common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

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

The Company may redeem a Convertible Debenture, in whole or in part, for cash at a redemption price (the “Redemption Amount”) equal to 115% of the outstanding principal amount of the Convertible Debenture, plus all accrued and unpaid interest, plus an amount equal to the interest that would have accrued on the Convertible Debenture through the one year anniversary of the issuance date. Upon the occurrence of a Qualified Offering while the Convertible Debentures remain outstanding, (i) each holder of a Convertible Debenture has the option to force the redemption of a portion of such holder’s Convertible Debenture for a redemption price equal to the Qualified Offering Amount (as defined below), and (ii) the Company has the option to force the redemption of portion of holder’s Convertible Debenture in an amount equal to or less than the Qualified Offering Amount.  The “Qualified Offering Payment” means, with respect to each Convertible Debenture, an amount equal to the lesser of (i) 50% of the Redemption Amount and (ii) (a) 50% of the gross proceeds of the Qualified Offering multiplied by (b)(x) the Redemption Amount of such Convertible Debenture, divided by (y) the Redemption Amount of all Convertible Debentures issued pursuant to the purchase agreement.

The Company can elect to force the holder of a Convertible Debenture to convert all, but not less than all, amounts outstanding under the Convertible Debenture into shares of the Company’s common stock at the applicable Conversion Price; provided, that the Company may only elect such forced conversion if certain conditions are met, including the condition that the Company’s common stock has been trading at 150% or higher of the applicable Conversion Price for 30 consecutive trading days with an average daily trading volume of not less than $1,000 of shares per day.

Upon the occurrence of an event of default (as defined in the Convertible Debentures), the outstanding principal amount of the Convertible Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount.  The “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the Convertible Debenture, plus all accrued and unpaid interest thereon, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP of the Company’s common stock on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 115% of the outstanding principal amount of the Convertible Debenture, plus 100% of accrued and unpaid interest hereon, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Convertible Debenture.  After the occurrence of an event of default that results in the acceleration of the Convertible Debentures, the interest rate on the Convertible Debentures shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  Additionally, upon the occurrence of an event of default, at the holder’s election each Convertible Debenture shall become convertible into shares of the Company’s common stock at the lesser of (i) the Conversion Price, and (ii) 70% of the average VWAP of the Company’s common stock for the five trading days in the preceding twenty trading days that have the lowest VWAP during such period. Refer to Footnote 7 Derivative Instruments for further discussion on the Convertible Debentures. In addition, please refer to Footnote 9 Capital Stock for discussions regarding conversions of the Debentures.

Through June 30, 2014, $4,405 aggregate principal amount of the Convertible Debentures has been converted into shares of the Company’s common stock.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 (Unaudited)

7. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible debt and freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC Topic 815”).

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding at June 30, 2014 and December 31, 2013.

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

On June 30, 2014 and December 31, 2013, the Company used the Black Scholes pricing method to determine the fair value of the warrants on those dates, and determined the fair value was $626 and $3,380, respectively.  The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2014 and 2013 as a gain of $554 and a loss of $950, respectively, and a gain of $2,754 and a loss of $935, respectively, for the six months ended June 30, 2014 and 2013, respectively.

The fair value of the MidMarket warrant derivative liability at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2014	2013

Fair value of Company’s common stock	$6.59	$18.36
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	2.5 months	8.5 months
Risk free interest rate (based on 1-year treasury rate)	0.35%	0.11%

On April 15, 2014, the Company entered into an amendment to the Exchange Agreement, due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group LLC.   The warrants are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act, the exercise period of the warrants will be reduced to two years. On April 15, 2014, the day the warrants were issued, the Company recorded a derivative liability in the amount of $416. The amount was recorded as a loss on extinguishment of debt on the condensed consolidated statement of operations. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued.

On June 30, 2014, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability relating to the warrants on that date, and determined the fair value was $566.  The Company recorded the change in the fair value of the derivative liability for the three and six months ending June 30, 2014 as a loss of $150.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The fair value of the Exchange Agreement Warrants derivative at June 30, 2014 was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

June 30,
2014

Fair value of Company’s common stock	$6.59
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%
Exercise price	7.25
Estimated life	1.79 years
Risk free interest rate (based on 1-year treasury rate)	0.4%

Series E Warrants

The Company issued warrants associated with the issuance of its Series E Preferred Stock in 2012 and 2013.

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

In December 2013, the Company agreed with the holders of the Company’s Series E Preferred Stock to issue a fixed number of shares of common stock to satisfy these warrants. The Company obtained approval and agreement of such stockholders at December 31, 2013; however, the shares of common stock were not issued until January 2014, which resulted in a liability of $978, based on a Black-Scholes calculation, as of December 31, 2013.  The Company recorded a gain on the derivative liability of $78 related to the issuance of shares in January 2014 that was recorded in the condensed consolidated statement of operations in change in fair value of derivative instruments.

12% Convertible Debentures Convertible Feature

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company’s common stock issued pursuant to the purchase agreement, which amount is being amortized over the life of the Convertible Debentures. The Company also recorded a derivative liability as a debt discount in the amount of $6,620 in connection with the bifurcation of the embedded features of the Convertible Debentures, which amount is being amortized over the life of the Convertible Debentures.  The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.  The Company recorded interest expense of $1,135 and $1,998 related to the amortization of the debt discount for the three and six months ending June 30, 2014, respectively.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On June 30, 2014, the Company used a Monte Carlo simulation to determine the fair value of the embedded conversion feature of the Convertible Debentures and, on that date, determined the fair value of the embedded conversion feature to be $1,220.  The Company recorded the change in fair value of the embedded conversion feature as a gain in fair value of derivative instruments for the three and six months ended June 30, 2014 of $89 and $12,749, respectively.

Due to the conversion of $4,405 of amounts outstanding under the Convertible Debentures, the Company adjusted the balance of the derivative liability related to the embedded conversion feature of the Convertible Debentures in the amount of $1,654. Upon conversion, the principle amount of the debt and equity-linked derivative liability were removed at their respective carrying amounts, after a final adjustment of the embedded derivatives to fair value of $300, and the shares of common stock were issued at their then-current fair value, with the difference recorded as a loss on extinguishment of the two separate liabilities in the amount of $1,813. During the three months ended June 30, 2014, the Company recorded an adjustment of approximately $1,098 to the change in fair value of derivative liability relating to the impact of the principal debt converted during the three months ended March 31, 2014.

The fair value of the embedded conversion feature of the Convertible Debentures at June 30, 2014 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30,
2014

Principal amount	$7,702

Conversion price	$6.36
Volatility	65%
Conversion trigger price	$7.00
Life of conversion feature	0.95 years
Risk free interest rate	0.2%

Forward Investments, LLC Convertible Feature

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made convertible loans to the Company for working capital purposes in the amounts of $1,800 and $1,200, respectively.  Such loans are evidenced by convertible promissory notes that bear interest at the rate of 2% and 10% per annum, mature on June 30, 2015 and are convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share.

The fair value of the embedded conversion feature at the date of issuance was $8,860.  The Company recorded a debt discount of $6,475 and a loss on debt discount of $2,385.  The debt discount is being amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30,
	2014

Principal amount	$2,825	$3,650

Conversion price	$6.36	$6.36
Volatility	65%	60%
Conversion trigger price	$7.63	$7.63
Life of conversion feature	1 year	2.53 years
Risk free interest rate	0.2%	0.7%

  On June 30, 2014, the fair value of the conversion feature of the Forward Investments, LLC loans was $1,500.  The Company recorded the change in fair value of the embedded conversion feature as a gain in fair value of derivative instruments for the three and six months ended June 30, 2014 of $1,320 and $7,360, respectively.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

8. INCOME TAXES

As of June 30, 2014 and December 31, 2013, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $25,388 and $11,410, respectively, and state NOL’s of approximately $17,685 and $9,790, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of June 30, 2014 and December 31, 2013, the Company had federal tax credit carry forwards of $827 and $544, respectively, available to reduce future taxes. These credits begin to expire in 2022.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code. As disclosed, the Company has taken these limitations into account in determining its available NOL’s.

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

The Company calculated its expected annual effective tax rate for the year ending December 31, 2014, which was determined to be 20.31%. The Company applied that effective tax rate to the three and six months ended June 30, 2014 and recorded an income tax expense of $185 and $310, respectively. The effective tax rate differs from the statutory rate primarily as a result permanent differences due to certain non-cash charges.

9. CAPITAL STOCK

Issuance of shares of common stock to third-party for services

During February 2014, the Company issued 7,500 shares of its common stock to a consultant in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $13.41 per share and were immediately vested.  The Company recorded $101 to salaries and wages expense.

During March 2014, the Company issued 69,458 shares of its common stock to a consultant in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $11.87 per share and were immediately vested.  The Company recorded $82 to salaries and wages expense.

During April 2014, the Company issued 8,177 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $5.04 per share and were immediately vested.  The Company recorded $41 to salaries and wages expense.

Issuance of shares of common stock to employees, directors and officers

During April, May and June 2014, the Company issued an aggregate of 1,132,097 shares of its common stock to various employees and directors for services rendered. The shares were valued between $5.04 to $5.99 per share. The Company recorded $1,035 to stock compensation expense.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Issuance of shares of common stock pursuant to extinguishment of the MidMarket Term Loan

During March 2014, the Company issued 1,080,361 shares of its common stock to a third-party lender pursuant to the extinguishment of notes payable aggregating $12,025.  The shares were issued with a fair value of $11.87, for a total fair value of $12,824, which resulted in a loss on extinguishment of debt of $799.

During April 2014, the Company issued 100,000 shares of its common stock to a third-party lender pursuant to the extinguishment of notes payable aggregating $1,187. The shares were issued with a fair value of $11.87, for a total fair value of $1,187.

During April 2014, the Company issued 401,996 and 363,853 shares of its common stock to two third-party lenders pursuant to the extinguishment of notes payable aggregating $4,097. The shares were issued with a fair value of $5.35 for a total fair value of $4,097, which was recorded as loss on extinguishment of debt on the condensed consolidated statement of operations.

Issuance of shares of common stock pursuant to conversion of the 12% Convertible Debentures

During February 2014, the Company issued 176,100 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $1,000 and accrued interest of $120. The shares were issued at $6.36, the conversion price of the notes payable, for a total value of $2,218.

During March 2014, the Company issued 35,220 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $200 and accrued interest of $24. The shares were issued at $6.36, the conversion price of the notes payable, for a total value of $224.

During June 2014, the Company issued an aggregate of 290,565 shares of its common stock to three third-party lenders pursuant to the conversion of notes payable aggregating $1,650 and accrued interest of $99. The shares were issued at $6.92, the conversion price of the notes payable, for a total value of $2,011.

During June 2014, the Company issued 35,220 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $200 and accrued interest of $12. The shares were issued at $6.78, the conversion price of the notes payable, for a total value of $239.

During June 2014, the Company issued 17,610 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $100 and accrued interest of $6. The shares were issued at $6.65, the conversion price of the notes payable, for a total value of $117.

During June 2014, the Company issued an aggregate of 128,303 shares of its common stock to two third-party lenders pursuant to the conversion of notes payable aggregating $702 and accrued interest of $75. The shares were issued at $6.67, the conversion price of the notes payable, for a total value of $856.

During June 2014, the Company issued an aggregate of 20,755 shares of its common stock to two third-party lenders pursuant to the conversion of notes payable aggregating $92 and accrued interest of $35. The shares were issued at $6.97, the conversion price of the notes payable, for a total value of $145.

During June 2014, the Company issued an aggregate of 89,649 shares of its common stock to five third-party lenders pursuant to the conversion of notes payable aggregating $461 and accrued interest of $84. The shares were issued at $6.59, the conversion price of the notes payable, for a total value of $591.

Issuance of shares pursuant to promissory notes

In March 2014, the Company issued an aggregate of 216,876 shares of its common stock with an average fair value of $7.95, to a third-party lender in satisfaction of notes payable aggregating $1,725. The shares were issued at $1,725, per the terms of the notes payable.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Issuance of shares for payment of related-party interest

During June 2014, the Company issued an aggregate of 8,934 shares of its common stock to four related parties for payment of accrued interest aggregating to $53. The shares were issued at $5.97.

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

During April 2014, the Company issued 91,241 shares of common stock, valued at $5.99 per share, pursuant to its completed acquisition of the assets from a non-affiliated entity. These shares were valued at $546.

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

Issuance of shares pursuant to exercise of warrants

During January 2014, the Company issued an aggregate of 53,259 shares of common stock to the holders of the Series E warrants pursuant to the exercising of the warrants.  The common stock was valued at $16.90 per share.  The total value of the shares issued was $900.

Exercise of public offering warrants

On various dates during the quarter ending March 31, 2014, the Company issued an aggregate of 111,095 shares of common stock with a fair value of $555 related to the exercise of warrants related to the public offering.

10. STOCK-BASED COMPENSATION

For the three and six month periods ended June 30, 2014, the Company incurred $1,076 and $1,259 in stock compensation expense compared to $0 and $157 in the same period of 2013 from the issuance of common stock to employees and consultants.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

11. RELATED PARTIES

At June 30, 2014 and December 31, 2013, the Company had outstanding the following loans from related parties:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013

Promissory notes, 30% interest, maturing in June 2013, unsecured	$-	$3,925
Promissory note issued to Mark Munro 1996 Charitable Remainder UniTrust, 12% interest, maturing on March 31, 2016, unsecured	575	-
Promissory note issued to CamaPlan FBO Mark Munro IRA, 12% interest, maturing on March 31, 2016, unsecured	397	-
Promissory note issued to 1112 Third Avenue Corp, 12% interest, maturing on March 31, 2016, unsecured	375	-
Promissory note issued to Mark Munro, 12% interest, maturing on March 31, 2016, unsecured	737	-
Promissory note issued to Pascack Road, LLC, 12% interest, maturing on March 31, 2016, unsecured	1,875	-
Convertible promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on June 30, 2015, unsecured, net of debt discount of $4,477	1,998	-
Promissory notes issued to Forward Investments, LLC, 18% interest, maturing on March 31, 2016, unsecured	500	-
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, due November 2016	106	106
Former owner of IPC, unsecured, 15% interest, due on demand	6,354	100
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	3	6
	12,920	4,137
Less: current portion of debt	(8,855)	(4,031)
Long-term portion of notes payable, related parties	$4,065	$106

The interest expense associated with the related-party notes payable in the three months ended June 30, 2014 and 2013 was $139 and $83, respectively, and for the six months ended June 30, 2014 and 2013 was $418 and $118, respectively.

Related Party Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement with MMD Genesis LLC (“MMD Genesis”), a company the three principals of which are the Company’s Chairman of the Board and Chief Executive Officer, Mark Munro, one of the Company’s directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of the Company’s common stock.  Pursuant to the master funding agreement, MMD Genesis has made loans to the Company from time to time to fund certain of its working capital requirements and a portion of the cash purchase prices of the Company’s business acquisitions. All such loans originally bore interest at the rate of 2.5% per month and matured on June 30, 2014. At December 31, 2013, the Company had an outstanding loan from MMD Genesis in the aggregate principal amount of $3,925.

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3,925, and accrued interest thereon in the amount of $964, was restructured and, in lieu thereof, the Company issued to the principals of MMD Genesis LLC or their designees the following notes:

●	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $347 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Mark Munro in the principal amount of $737 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Forward Investments, LLC in the principal amount of $650 that bears interest at the rate of 10% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share; and

●	a note issued to Forward Investments, LLC in the principal amount of $2,825 that bears interest at the rate of 2% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share, and reflects certain penalties and consulting fees of $1,000 which were incurred and outstanding as of December 31, 2013.

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

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

 Due to the embedded conversion feature of the Forward Investments, LLC loans, the Company deemed this feature to be a derivative and recorded a debt discount in the amount of $8,860, which is being amortized over the life of the loans using the effective interest method. The Company used a Monte Carlo simulation on the date of issuance and each measurement date to determine the fair value of the embedded conversion feature.

On June 30, 2014, the fair value of the conversion feature of the Forward Investments, LLC loans was $1,500.  The Company recorded the change in fair value of the embedded conversion feature as a gain in fair value of derivative instruments of $1,320 and $7,360 for the three and six months ended June 30, 2014, respectively.

On May 7, 2014, the Company issued promissory notes to the Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $300 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On June 19, 2014, the Company issued promissory notes to Forward Investments, LLC in the principal amount of $500 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On June 20, 2014, the Company issued promissory notes to Pascack Road, LLC in the principal amount of $300 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

12. SEGMENTS

The Company acquired three companies between January 1, 2013 and June 30, 2014.  With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues.   Due to continued expansion in 2013 and 2014, the Company evaluated its recent acquisitions and their impact upon the segments structure as of June 30, 2014.  The Company has determined that its three reportable segments are applications and infrastructure, professional services, and cloud and managed services.

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments.  The reporting segments represent an aggregation of individual operating segments with similar economic characteristics.  The applications and infrastructure segment is an aggregation of the operations of Tropical, RM Leasing, T N S and AWS.  The professional services segment is an aggregation of the operations of ADEX.  The cloud and managed services segment is primarily comprised of the operations of IPC.

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

The information presented below presents various segment information as it would have been stated if the Company operated as three distinct segments as of June 30, 2014 and 2013.

Segment information relating to the Company’s results of continuing operations was as follows:

(dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Revenues	2014	2013	2014	2013
Applications and infrastructure	$4,596	$4,334	$8,472	$6,363
Professional services	5,367	8,979	10,310	18,192
Cloud and managed services	7,875	-	13,131	-
Total	$17,838	$13,313	$31,913	$24,555

Operating Income (Loss) by Segment	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Applications and infrastructure	$557	$673	$1,134	$923
Professional services	(36)	537	(512)	1,041
Cloud and managed services	(7)	-	(1,182)	-
Corporate	(2,847)	(790)	(4,504)	(1,241)
Total	$(2,333)	$420	$(5,064)	$723

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Gross Profit	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Applications and infrastructure	$1,869	$1,944	$3,542	$3,051
Professional services	1,130	1,830	2,087	3,738
Cloud and managed services	2,671	-	3,975	-
Total	$5,670	$3,774	$9,604	$6,789

Interest Expense	Three months ended June 30,		Six months ended June 30,
	2014	2013
Applications and infrastructure	$15	$20	$36	$41
Professional services	-	2	1	5
Corporate	3,343	732	6,597	2,002
Total	$3,358	$754	$6,634	$2,048

Total Assets by Segment	June 30, 2014	December 31, 2013
Applications and infrastructure	$21,637	$21,341
Professional services	20,035	22,278
Cloud and managed services	41,062	-
Corporate	2,060	17,071
Total	$84,794	$60,690

Goodwill	June 30, 2014	December 31, 2013
Applications and infrastructure	$6,596	$6,596
Professional services	10,474	10,474
Cloud and managed services	20,431	-
Total	$37,501	$17,070

Revenues by Segment by	Three months ended June 30, 2014			Six months ended June 30, 2014
Geographic Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$3,749	$847	$4,596	$6,834	$1,638	$8,472
Professional services	5,312	56	5,368	10,213	98	10,311
Cloud and managed services	7,874	-	7,874	13,130	-	13,130
Total	$16,935	$903	$17,838	$30,177	$1,736	$31,913

Revenues by Segment by	Three months ended June 30, 2013			Six months ended June 30, 2013
Geographic Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Application and infrastructure	$3,449	$885	$4,334	$5,478	$885	$6,363
Professional services	8,650	329	8,979	17,391	801	18,192
Total	$12,099	$1,214	$13,313	$22,869	$1,686	$24,555

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Operating Income (Loss) by	Three months ended June 30, 2014			Six months ended June 30, 2014
Segment by Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$64	$493	$557	$352	$782	$1,134
Professional services	(48)	12	(36)	(528)	16	(512)
Cloud and managed services	(7)	-	(7)	(1,182)	-	(1,182)
Corporate	(2,847)	-	(2,847)	(4,504)	-	(4,504)
Total	$(2,838)	$505	$(2,333)	$(5,862)	$798	$(5,064)

Operating Income (Loss) by	Three months ended June 30, 2013			Six months ended June 30, 2013
Segment by Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$295	$378	$673	$545	$378	$923
Professional services	489	48	537	917	124	1,041
Corporate	(790)	-	(790)	(1,241)	-	(1,241)
Total	$(6)	$426	$420	$221	$502	$723

Gross Profit by Segment	Three months ended June 30, 2014			Six months ended June 30, 2014
by Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,320	$551	$1,871	$2,654	$889	$3,543
Professional services	1,114	14	1,128	2,063	23	2,086
Cloud and managed services	2,671	-	2,671	3,975	-	3,975
Total	$5,105	$565	$5,670	$8,692	$912	$9,604

Gross Profit by Segment	Three months ended June 30, 2013			Six months ended June 30, 2013
by Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,487	$457	$1,944	$2,594	$457	$3,051
Professional services	1,773	57	1,830	3,591	147	3,738
Total	$3,260	$514	$3,774	$6,185	$604	$6,789

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

The following table shows the results of operations of the Company’s discontinued operations for the three and six months ending June 30, 2013.

	For the three months ended	For the six months ended
(dollar amounts in thousands)	June 30, 2013	June 30, 2013

Revenues	$1,044	$2,203

Income from discontinued operations	$111	$371

Provision for income taxes	41	137

Net income	$70	$234

Basic and diluted income per share attributable to discontinued operations:
Net income per share	$0.07	$0.29

14. SUBSEQUENT EVENTS

Securities purchase agreement with 31 Group, LLC

On July 1, 2014, the Company issued to 31 Group, LLC (i) a convertible note in the aggregate original principal amount of $1,500, convertible at $6.37 per share, with a term of one year and an interest rate of 12% per annum, and (ii) a three-year warrant to purchase up to 58,870 shares of common stock at an exercise price of $7.25 per share. The maturity date of the convertible note may be extended at the option of the holder through the date that is 20 business days after the consummation of a fundamental transaction (as defined in the convertible note agreement) in the event that a fundamental transaction is publicly announced or a fundamental transaction notice (as defined in the convertible note agreement) is delivered prior to the maturity date. In the event that the Company repays the convertible note in full on or prior to the 45th day after the date the convertible note is issued, the three-year warrant shall only be exercisable to purchase up to 47,096 shares of common stock.  In the event that the Company does not repay the convertible note in full on or prior to the 45th day after the date the convertible note is issued, 31 Group will receive a security interest in all assets of the Company.

Revolving line of credit

On July 3, 2014, the Company obtained an unsecured $3,000 interim revolving line of credit from MMD Genesis LLC, the Mark Munro 1996 Charitable Remainder UniTrust, CamaPlan FBO Mark Munro IRA, Mark Munro, Pascack Road, LLC, and Forward Investments, LLC, all of which are related parties, to provide working capital as well as cash to make the Company’s upcoming amortization payments pursuant to the Company’s Convertible Debentures.  The line has a maturity date of March 31, 2016, and bears interest at the rate of 1.5% per month on funds drawn.

Amendment to VaultLogix Purchase Agreement

On July 28, 2014, the Company entered into an amendment to the purchase agreement, pursuant to which the Company agreed (1) to extend the final termination date to August 14, 2014, (2) that the promissory notes contemplated by the purchase agreement shall be convertible into shares of the Company’s common stock, at a conversion price equal to $6.37 per share of common stock, and (3) that the Company will issue to the individuals or entities designated by the sellers prior to closing, in the respective amounts and names designated by the sellers prior to closing, the following shares of common stock: (i) an aggregate number of unregistered shares of common stock equal to the quotient of (x) $11,500, divided by (y) $16.50 per share of common stock, and (ii) an aggregate number of unregistered shares of common stock equal to the quotient of (x) $250, divided by (y) the closing price of the common stock on the trading day immediately prior to the closing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on April 8, 2014 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

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

Due to the nature of the IPC and RentVM businesses, we determined that these subsidiaries should be classified as their own reportable segment – cloud and managed services.

With the acquisitions of IPC and RentVM, we re-evaluated all of our operating subsidiaries and determined that the IPC and divisions should be aggregated into one of three reporting segments based on their economic characteristics, products, production methods and distribution methods.  The results of operations of IPC and RentVM are categorized within the cloud and managed services segment.

We also re-evaluated our previously-reported segments and determined that our specialty contracting services segment would be presented as the applications and infrastructure segment.  We also re-evaluated our telecommunication staffing services segment (ADEX) and determined that it would be presented as the professional services segment. Based on the results of our second quarter of fiscal 2014, we have started to experience a decline in revenues due to a delay in work from a significant customer in our ADEX operating unit in our professional services segment. We will continue to monitor the activities of this operating unit to determine if a triggering event for goodwill impairment occurs.

Due to the addition of the cloud and managed services segment in 2014, certain comparative percentages mentioned below in our Results of Operations for the three and six months ending June 30, 2014 may not be meaningful (N/M).

Results of Operations – Three months ending June 30, 2014 and 2013

Revenues:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$4,596	$4,334	$262	6%
Professional services	5,367	8,979	(3,612)	(40)%
Cloud and managed services	7,875	-	7,875	N/M
Total	$17,838	$13,313	$4,525	34%

Revenues for the three-month period ended June 30, 2014 increased by $4,525, or 34%, to $17,838, as compared to $13,313 for the corresponding period in 2013. The increases in revenues resulted primarily from our acquisitions included in our cloud and managed services segment. Professional services revenue declined in the three months ended June 30, 2014 compared to the same period in 2013, as a significant customer delayed some of the work to be performed by our company. During the three-month period ended June 30, 2013, all of our revenue was derived from our applications and infrastructure and our professional services, while for the three-month period ended June 30, 2014, 26% of our revenues were derived from our applications and infrastructure segment, 30% were derived from our professional services segment and 44% were derived from our cloud and managed services segment.

Cost of revenue and gross margin:

(dollar amounts in thousands)	Three months ended June 30,		Change
Applications and infrastructure	2014	2013	Dollars	Percentage
Cost of revenue	$2,727	$2,390	$337	14%
Gross profit	$1,869	$1,944	$(75)	(4)%
Gross profit percentage	41%	45%

Professional services
Cost of revenue	$4,237	$7,149	$(2,912)	(41)%
Gross profit	$1,130	$1,830	$(700)	(38)%
Gross profit percentage	21%	20%

Cloud and managed services
Cost of revenue	$5,204	$-	$5,204	N/M
Gross profit	$2,671	$-	$2,671	N/M
Gross profit percentage	34%	0%

Total
Cost of revenue	$12,168	$9,539	$2,629	28%
Gross profit	$5,670	$3,774	$1,896	50%
Gross profit percentage	32%	28%

Cost of revenue for the three-month periods ended June 2014 and 2013 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue increased by $2,629, or 28%, for the three-month period ended June 30, 2014 and was attributable to our acquisitions in January 2014 and February 2014, as well as lower cost of revenues related to our professional services segment. Costs of revenue as a percentage of revenues were 68% for the three-month period ended June 30, 2014, as compared to 72% for the same period in 2013.

Our gross profit percentage was 32% for the three-month period ended June 30, 2014, as compared to 28% for the comparable period in 2013. The overall increase in gross profit percentage was due to additional margin provided by our recent acquisitions, which was partially offset by declining margins within our applications and infrastructure segment.

Salaries and wages:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$588	$807	$(219)	(27)%
Percentage of total revenue	3%	6%

Professional services	$848	$787	$61	8%
Percentage of total revenue	5%	6%

Cloud and managed services	$1,519	$-	$1,519	N/M
Percentage of total revenue	9%	0%

Corporate	$1,135	$11	$1,124	10218%
Percentage of total revenue	6%	0%

Total	$4,090	$1,605	$2,485	155%
Percentage of total revenue	23%	12%

For the three-month period ended June 30, 2014, salaries and wages increased $2,485, to $4,090 as compared to approximately $1,605 for the same period in 2013. The increase primarily was due to the acquisitions we completed in 2014, which accounted for $1,519 of the $2,485 of expense. Salaries and wages increased in corporate expenses for the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of stock-based compensation of $1,076 in 2014. Salaries and wages were 23% of revenue in the three-month period ended June 30, 2014, as compared to 12% for the same period in 2013. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$495	$274	$221	81%
Percentage of total revenue	3%	2%

Professional services	$221	$408	$(187)	(46)%
Percentage of total revenue	1%	3%

Cloud and managed services	$620	$-	$620	N/M
Percentage of total revenue	3%	0%

Corporate	$1,709	$820	$889	108%
Percentage of total revenue	10%	6%

Total	$3,045	$1,502	$1,543	103%
Percentage of total revenue	17%	11%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $1,543, or 103%, to $3,045 in the three-month period ended June 30, 2014, as compared to $1,502 in the comparable period of 2013. The increase was primarily the result of acquisition-related costs, as well as an increase in overhead expenses relating to the acquisitions we completed in 2014. General and administrative expenses increased to 17% of revenues in the three-month period ended June 30, 2014, from 11% in the comparable period in 2013.

Interest Expense:

Interest expense for the three-month periods ended June 30, 2014 and 2013 was $3,358 and $754, respectively. The charges incurred in the 2014 period primarily related to interest expense of $139 related to the related-party loans, $2,672 of amortization of debt discounts and $147 related to interest and loan costs related to the 12% debentures.  In the 2013 period, the majority of interest charges were related to the MidMarket debt.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $9,965 for three-month period ended June 30, 2014, as compared to net loss attributable to common stockholders of $1,314 for the three months ended June 30, 2013. The increase in the loss attributable to common shareholders was due to increased operating expenses of $4,649 related to the acquisition of IPC and stock compensation expense, increases in interest expense of $2,604 due to additional debt financing and losses incurred on converting and extinguishing debt of $5,886 related to the MidMarket loan and 12% debentures. These changes were offset by increases of gross profit of $1,896 and gains on derivative liabilities of $2,723.

Results of Operations – Six months ending June 30, 2014 and 2013

Revenues:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$8,472	$6,363	$2,109	33%
Professional services	10,310	18,192	(7,882)	(43)%
Cloud and managed services	13,131	-	13,131	N/M
Total	$31,913	$24,555	$7,358	30%

Revenues for the six-month period ended June 30, 2014 increased by $7,358, or 30%, to $31,913, as compared to $24,555 for the corresponding period in 2013. The increases in revenues resulted primarily from our acquisitions included in our cloud and managed services segment. Professional services revenue declined from the six months ended June 30, 2014 compared to the same period in 2013, as a significant customer delayed some of the work to be performed by our company. During the six-month period ended June 30, 2013, all of our revenue was derived from our applications and infrastructure and our professional services, while for the six-month period ended June 30, 2014, 27% of our revenues were derived from our applications and infrastructure segment, 32% were derived from our professional services segment and 41% were derived from our cloud and managed services segment.

Cost of revenue and gross margin:

(dollar amounts in thousands)	Six months ended June 30,		Change
Applications and infrastructure	2014	2013	Dollars	Percentage
Cost of revenue	$4,930	$3,312	$1,618	49%
Gross profit	$3,541	$3,051	$490	16%
Gross profit percentage	42%	48%

Professional services
Cost of revenue	$8,223	$14,454	$(6,231)	(43)%
Gross profit	$2,088	$3,738	$(1,650)	(44)%
Gross profit percentage	20%	21%

Cloud and managed services
Cost of revenue	$9,156	$-	$9,156	N/M
Gross profit	$3,975	$-	$3,975	N/M
Gross profit percentage	30%	0%

Total
Cost of revenue	$22,309	$17,766	$4,543	26%
Gross profit	$9,604	$6,789	$2,815	41%
Gross profit percentage	30%	28%

Cost of revenue for the six-month periods ended June 2014 and 2013 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. As discussed above, a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue increased by $4,543, or 26%, for the six-month period ended June 30, 2014, to $22,309, as compared to $17,766 for the same period in 2013. The increase in cost of revenue was attributable to our acquisitions in April 2013, January 2014 and February 2014, as well as lower cost of revenues related to our professional services segment. Costs of revenue as a percentage of revenues were 70% for the six-month period ended June 30, 2014, as compared to 72% for the same period in 2013.

Our gross profit percentage was 30% for the six-month period ended June 30, 2014, as compared to 28% for the comparable period in 2013. The overall increase in gross profit percentage is due to additional margin provided by our recent acquisitions, which was partially offset by declining margins within our applications and infrastructure segment.

Salaries and wages:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$1,053	$1,337	$(284)	(21)%
Percentage of total revenue	3%	5%

Professional services	$1,787	$1,676	$111	7%
Percentage of total revenue	6%	7%

Cloud and managed services	$3,492	$-	$3,492	N/M
Percentage of total revenue	11%	0%

Corporate	$1,318	$179	$1,139	636%
Percentage of total revenue	4%	1%

Total	$7,650	$3,192	$4,458	140%
Percentage of total revenue	24%	13%

For the six-month period ended June 30, 2014, salaries and wages increased $4,458, to $7,650 as compared to approximately $3,192 for the same period in 2013. The increase primarily was due to the acquisitions we completed in 2013 and 2014, which accounted for $3,492 of the $4,458 of expense. Salaries and wages increased in corporate expenses for the six months ended June 30, 2014 compared to the same period in 2013, primarily as a result of stock-based compensation of $1,259 in 2014. Salaries and wages were 24% of revenue in the six-month period ended June 30, 2014, as compared to 13% for the same period in 2013. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$921	$525	$396	75%
Percentage of total revenue	3%	2%

Professional services	$618	$824	$(206)	(25)%
Percentage of total revenue	2%	3%

Cloud and managed services	$911	$-	$911	N/M
Percentage of total revenue	3%	0%

Corporate	$3,182	$1,204	$1,978	164%
Percentage of total revenue	10%	5%

Total	$5,632	$2,553	$3,079	121%
Percentage of total revenue	18%	10%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $3,079, or 121%, to $5,632 in the six-month period ended June 30, 2014, as compared to $2,553 in the comparable period of 2013. The increase was primarily the result of acquisition-related costs, as well as an increase in overhead expenses relating to the acquisitions we completed in 2014. General and administrative expenses increased to 18% of revenues in the six-month period ended June 30, 2014, from 10% in the comparable period in 2013.

Interest Expense:

Interest expense for the six-month periods ended June 30, 2014 and 2013 was $6,634 and $2,048, respectively. The charges incurred in the 2014 period primarily related to interest expense of $1,104 related to the related-party loans and 12% debentures, $3,780 of amortization of debt discounts and $923 related to interest and loan costs related to the 12% debentures and PNC Bank revolving credit facility.  In the 2013 period, the majority of interest charges were related to the MidMarket debt.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $3,310 for six-month period ended June 30, 2014, as compared to net loss attributable to common stockholders of $2,365 for the six months ended June 30, 2013. The increase in the loss attributable to common shareholders was due to increased operating expenses of $8,602 related to the acquisition of IPC and stock compensation expense, increases in interest expense of $4,586 due to additional debt financing, losses incurred on converting and extinguishing debt of $11,627 related to the MidMarket loan and 12% debentures, and $2,385 due to losses on conversion of the Forward Investments debt. These changes were offset by increases in gross profit of $2,815 and gains on derivative liabilities of $23,686.

Liquidity and Capital Resources

At June 30, 2014, we had a working capital deficit of $14,328, as compared to working capital of $4,197 at December 31, 2013.

We plan to generate cash flow to address liquidity concerns through three potential sources. The first potential source is operating cash flow from our subsidiaries. During 2014, we expect to generate positive cash flow from the AWS entities for the full fiscal year following our acquisitions of the AWS entities in April 2013. In addition, we completed our acquisition of IPC in January 2014. We expect that IPC will contribute positively to our consolidated cash flows from operations after it is integrated into our business. The second potential source of generating cash is for us to secure a new receivables loan facility from lenders. We recently terminated our receivables loan facility with PNC Bank and incurred a charge of approximately $300, in connection with such termination. We expect to replace that loan facility with a new receivables loan facility in the third quarter of 2014. Finally, the third potential source of generating cash flow is through future equity or debt financings in the capital markets.

We had capital expenditures of $127 and $31 for the three-month periods ended June 30, 2014 and 2013, respectively, and $211 and $45 for the six-month periods June 30, 2014 and 2013, respectively.  We expect our capital expenditures for the 12 months ending June 30, 2015 to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment.  We expect to fund such capital expenditures out of our working capital.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

	Six months ended June 30,
(dollar amounts in thousands)	2014	2013
Net cash used in operations	$(6,232)	$(573)
Net cash used in investing activities	(12,219)	(70)
Net cash provided by financing activities	2,766	2,274

Net cash used in operating activities for the six months ended June 30, 2014 was $6,232, which included $2,001 in stock compensation charges, increased charges related to amortization of debt discount and deferred issuance costs of $4,404, gains on the fair value of derivative liabilities of $22,791, losses on extinguishment of debt and debt restructuring charges of $11,627, losses on the fair value of conversion features of $2,385, and changes in accounts receivable, inventory, other assets, and accounts payable and accrued expenses of $2,007. Net cash used in operating activities for the six months ended June 30, 2013 was $573, which was comprised primarily of changes in accounts receivable, other assets, accounts payable and accrued expenses and non-cash charges related to depreciation and amortization, issuances of convertible notes receivable, shares issued for waiver of debt covenants, and changes in deferred taxes.

Net cash used in investing activities for the six months ended June 30, 2014 was $12,219, which consisted of $211 related to cash payments for the purchase of capital equipment and $12,008 of cash payments related to our acquisitions of IPC, RentVM and the assets of High Wire.  Net cash used in investing activities for the six months ended June 30, 2013 was $70, which was related to cash paid for the purchase of capital equipment, issuance of notes receivable and consideration paid for acquisitions.

Net cash provided by financing activities for the six months ended June 30, 2014 was $2,766, which resulted from proceeds from related-party borrowings of $4,100 and third-party borrowings of $10,984, which were partially offset by the repayments of notes and loans payable of $11,214 and the settlement of contingent consideration of $1,779. This is compared to cash provided by financing activities of $2,274 for the six months ended June 30, 2013, which resulted from third-party and related-party borrowings of $2,387 and $838 in repayments of notes and loans payable, as well as $775 related to the sale of preferred stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Since April 1, 2014, we have issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

●	Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.

●	The recipients were either accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.

●	The recipients had access to business and financial information concerning our company.

●	All securities issued were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

The shares of our common stock that were issued upon the conversion of our convertible debt securities were issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act.

The shares of our common stock that were granted to employees under our 2012 Performance Incentive Plan were issued pursuant to the exemption from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

On April 1, 2014, we issued 91,241 shares of common stock in consideration of our purchase of certain assets, which shares were valued at $5.99 per share.

On April 11, 2014, we issued an aggregate of 117,950 shares of common stock to employees under our 2012 Incentive Compensation Plan, which shares were valued at $5.99 per share.

On April 11, 2014, we issued 8,177 shares of common stock in consideration of consulting services, which shares valued at $5.99 per share.

On May 19, 2014, we issued an aggregate of 128,005 shares of common stock to five of our employees under our 2012 Incentive Compensation Plan.

On May 29, 2014, we issued an aggregate of 889,142 shares of common stock to 14 of our directors and employees under our 2012 Incentive Compensation Plan.

On May 29, 2014, we issued an aggregate of 8,934 shares of common stock to four note holders in settlement of outstanding accrued interest payments.

On June 16, 2014, we issued an aggregate of 290,565 shares of common stock upon conversion of $1,650,000 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $198,000, which shares were valued at $6.92 per share.

On June 17, 2014, we issued an aggregate of 35,220 shares of common stock upon conversion of $200,000 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $24,000, which shares were valued at $6.78 per share.

On June 20, 2014, we issued an aggregate of 17,610 shares of common stock upon conversion of $100,000 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $12,000, which shares were valued at $6.65 per share.

On June 25, 2014, we issued an aggregate of 128,303 shares of common stock upon conversion of $702,381 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $113,619, which shares were valued at $6.67 per share.

On June 26, 2014, we issued an aggregate of 20,755 shares of common stock upon conversion of $91,667 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $40,333, which shares were valued at $6.97 per share.

On June 30, 2014, we issued an aggregate of 89,649 shares of common stock upon conversion of $460,760 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $109,405, which shares were valued at $6.59 per share.

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

INTERCLOUD SYSTEMS, INC.

August 14, 2014	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Financial Officer, Principal Financial and Accounting Officer