Form 10-Q
period 2014-09-30
INTERCLOUD SYSTEMS, INC.
filed 2014-11-13
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

(732) 898-6308
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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,046,419 shares of common stock were issued and outstanding as of November 12, 2014.

 FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to known and unknown risks, uncertainties and other factors outside of our control that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Actual results may differ materially from those anticipated or implied in the forward-looking statements.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on April 8, 2014, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of recent and future acquisitions;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our competitors developing the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to InterCloud Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

The information that appears on our web site at www.InterCloudsys.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
ASSETS	2014	2013
	(Unaudited)
Current Assets:
Cash	$2,586	$17,867
Accounts receivable, net of allowances of $1,262 and $738, respectively	14,939	7,822
Inventories	1,573	-
Deferred loan costs	255	1,528
Loan receivable	405	286
Other current assets	1,078	805
Total current assets	20,836	28,308

Property and equipment, net	832	362
Goodwill	36,554	17,070
Intangible assets, net	19,981	12,776
Deferred loan costs, net of current portion	-	1,502
Other assets	1,248	672
Total assets	$79,451	$60,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$12,503	$8,880
Deferred revenue	2,406	50
Income taxes payable	649	430
Bank debt, current portion	302	318
Notes, acquisitions	-	508
Notes, related parties	11,923	4,031
Contingent consideration	2,587	4,514
Term loans, current portion, net of debt discount	3,903	5,380
Total current liabilities	34,273	24,111

Long-term Liabilities:
Bank debt, net of current portion	64	124
Notes, related parties, net of current portion	5,690	106
Deferred tax liability	7,078	1,523
Term loans, net of current portion and debt discount	-	15,009
Long term contingent consideration	-	1,615
Derivative financial instruments	1,494	19,878
Total long-term liabilities	14,326	38,255

Total Liabilities	48,599	62,366

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock; $0.0001 par value; 500,000,000 shares authorized; 15,168,891 and 8,558,631 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	1
Common stock warrants, no par	186	3
Additional paid-in capital	80,250	36,020
Accumulated deficit	(49,895)	(37,943)
Total InterCloud Systems, Inc. stockholders' equity (deficit)	30,543	(1,919)
Non-controlling interest	309	243
Total stockholders' equity (deficit)	30,852	(1,676)

Total liabilities, non-controlling interest and stockholders’ equity (deficit)	$79,451	$60,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Service revenue	$17,430	$15,009	$40,231	$39,564
Product revenue	3,118	-	12,230	-
Total revenue	20,548	15,009	52,461	39,564
Cost of revenue	15,115	10,354	37,424	28,121
Gross profit	5,433	4,655	15,037	11,443

Operating expenses:
Depreciation and amortization	585	306	1,971	768
Salaries and wages	5,195	1,771	12,844	4,964
Selling, general and administrative	2,625	1,771	8,260	4,324
Goodwill impairment charges	1,369	-	1,369	-
Intangible asset impairment charges	2,392	-	2,392	-
Change in fair value of contingent consideration	860	(653)	860	(795)
Total operating expenses	13,026	3,195	27,696	9,261

(Loss) income from operations	(7,593)	1,460	(12,659)	2,182

Other income (expenses):
Change in fair value of derivative instruments	2,141	483	24,931	(412)
Interest expense	(2,755)	(1,061)	(9,388)	(3,109)
Loss on conversion of debt	(587)	-	(2,266)	-
Loss on extinguishment of debt	78	-	(9,869)	-
Loss on fair value of conversion feature	-	-	(2,385)	-
Other income	185	-	194	80
Total other income (expense)	(938)	(578)	1,217	(3,441)

(Loss) income from continuing operations before benefit from income taxes	(8,531)	882	(11,442)	(1,259)

Provision for (benefit from) income taxes	127	(225)	454	(632)

Net (loss) income from continuing operations	(8,658)	1,107	(11,896)	(627)

Income from discontinued operations, net of tax	-	404	-	638

Net (loss) income	(8,658)	1,511	(11,896)	11

Net (loss) income attributable to non-controlling interest	16	(45)	(56)	(57)

Net (loss) income attributable to InterCloud Systems, Inc.	(8,642)	1,466	(11,952)	(46)

Less dividends on Series C, D, E, F and H Preferred Stock	-	(167)	-	(1,021)

Net (loss) income attributable to InterCloud Systems, Inc. common stockholders	$(8,642)	$1,299	$(11,952)	$(1,067)

Basic (loss) income per share attributable to InterCloud Systems, Inc. common stockholders:
Net (loss) income from continuing operations	$(0.65)	$0.18	$(1.03)	$(0.78)
Income from discontinued operations, net of taxes	$-	$0.08	$-	$0.29
Net (loss) income per share	$(0.65)	$0.26	$(1.03)	$(0.49)

Diluted (loss) income per share attributable to InterCloud Systems, Inc. common stockholders:
Net (loss) income from continuing operations	$(0.81)	$0.04	$(3.03)	$(0.78)
Income from discontinued operations, net of taxes	$-	$0.08	$-	$0.29
Net (loss) income per share	$(0.81)	$0.12	$(3.03)	$(0.49)

Basic weighted average common shares outstanding	13,313,973	4,947,737	11,554,715	2,197,700
Diluted weighted average common shares outstanding	13,376,539	6,852,448	12,154,769	2,197,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			Common Stock		Additional		Non-
	Common Stock		Warrants		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Capital	Deficit	Interest	Total
Ending balance, December 31, 2013	8,558,631	$1	301,704	$3	$36,020	$(37,943)	$243	$(1,676)

Issuance of shares upon settlement of Series E warrants	53,259	-	-	-	900	-	-	900
Issuance of shares upon settlement of acquisition notes	50,861	-	-	-	814	-	-	814
Issuance of shares upon conversion of debt	1,462,723	-	-	-	10,722	-	-	10,722
Issuance of shares pursuant to acquisition of IPC	104,528	-	-	-	1,447	-	-	1,447
Issuance of shares pursuant to acquisition of RentVM	400,000	-	-	-	5,280	-	-	5,280
Issuance of shares pursuant to acquisition of assets	91,241	-	-	-	546	-	-	546
Issuance of shares to non-employees for services	132,876	-	-	-	1,204	-	-	1,204
Issuance of shares to employees for services	1,631,648	1	-	-	1,355	-	-	1,356
Issuance of shares upon extinguishment of debt	1,946,210	-	-	-	18,109	-	-	18,109
Issuance of shares upon exercise of warrants	111,095	-	(111,095)	(1)	555	-	-	554
Issuance of shares for settlement of interest	110,374	-	-	-	604	-	-	604
Issuance of shares for AWS earn out provisions	490,445	-	-	-	2,545	-	-	2,545
Issuance of warrants pursuant to promissory note agreement	-	-	-	184	-	-	-	184
Initial investment in non-controlling interest	25,000	-	-	-	149	-	10	159
Net loss	-	-	-	-	-	(11,952)	56	(11,896)

Ending balance, September 30, 2014	15,168,891	$2	190,609	$186	$80,250	$(49,895)	$309	$30,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(11,952)	$11
Adjustments to arrive at net loss from continuing operations	-	(638)
Net loss from continuing operations	(11,952)	(627)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operations:
Depreciation and amortization	1,971	768
Amortization of debt discount and deferred debt issuance costs	7,003	630
Stock compensation for services	2,559	157
Change in fair value of derivative instruments	(24,931)	412
Other income	-	(80)
Loss on fair value of conversion feature	2,385	-
Change in fair value of contingent consideration	860	(795)
Fair value of common shares issued for waiver of debt covenants	-	249
Deferred tax liability	-	(290)
Undistributed earnings from non-controlled interest	56	-
Loss on conversion of debt	2,266	-
Loss on extinguishment of debt	9,869	-
Goodwill impairment	1,369	-
Intangible asset impairment	2,392	-
Changes in operating assets and liabilities:
Accounts receivable	(2,474)	(348)
Inventory	(1,531)	-
Other assets	(1,537)	(1,937)
Deposits	-	(100)
Deferred revenue	1,483	-
Accounts payable and accrued expenses	1,172	3,390
Net cash provided by operating activities of discontinued operations	-	67
Total adjustments	2,912	2,123
Net cash (used in) provided by operating activities	(9,040)	1,496

Cash flows from investing activities:
Purchases of equipment	(302)	(99)
Issuance of notes receivable	-	(400)
Cash paid for acquisitions, net of cash received	(12,029)	188
Net cash used in investing activities of discontinued operations	-	(22)
Net cash used in investing activities	(12,331)	(333)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	-	775
Increase in deferred loan costs	-	(1,042)
Settlement of contingent consideration	(1,779)	-
Loans to third parties	(309)	-
Repayments of loans to third-parties	190	-
Proceeds from bank borrowings	36	78
Repayments of bank borrowings	(111)	-
Repayments of notes and loans payable	(12,345)	(1,036)
Proceeds from notes and loans payable	12,316	-
Proceeds from third party borrowings	-	1,658
Proceeds from related party borrowings	7,520	1,628
Repayment of related party borrowings	(103)	-
Repayments of acquisition notes payable	-	(400)
Exercise of public offering warrants	675	-
Net cash used in financing activities of discontinued operations	-	(109)
Net cash provided by financing activities	$6,090	$1,552

Net (decrease) increase in cash	$(15,281)	$2,715

Cash, beginning of period	17,867	647
Less cash related to discontinued operations		(352)

Cash, end of period	$2,586	$3,010

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,342	$1,192
Cash paid for income taxes	$22	$165

Non-cash investing and financing activities:
Common stock issued on debt conversion	$10,722	$425
Fair value of embedded conversion at issuance	$-	$175
Accrued dividends converted to common stock	$-	$246
Preferred dividends	$-	$1,021
Conversion of preferred dividends into common stock	$-	$7,673
Issuance of shares for settlement of warrants	$900	$-
Issuance of shares pursuant to settlement of acquisition notes	$814	$-
Issuance of shares pursuant to extinguishment of debt	$18,109	$-
Issuance of shares pursuant to acquisitions	$7,273	$-
Addition to debt discount	$7,741	$-
Issuance of shares for AWS earn out provisions	$2,545	$-
Issuance of shares for settlement of interest	$604	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Acquisitions

Between January 1, 2013 and September 30, 2014, the Company has completed the following acquisitions:

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

●	RentVM, Inc. On February 3, 2014, the Company acquired RentVM, Inc. (“RentVM”), a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) cloud environments.

Subsequent to September 30, 2014, the Company completed the following acquisition:

●	VaultLogix On October 9, 2014, the Company acquired VaultLogix, LLC, Data Production Services, LLC and U.S. Data Security Acquisition, LLC (together, collectively known as “VaultLogix”), a Massachusetts-based provider of data storage and online backup services for small to medium-sized businesses and enterprises.

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy. The estimated fair value of the net intangible assets acquired was determined using the income approach to valuation based on the discounted cash flow method. Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value. The estimated fair value of identifiable intangible assets, consisting of customer relationships, trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess earnings method, relief of royalty and discounted cash flow methods.

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

Liquidity

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company suffered recurring losses from operations. At September 30, 2014 and December 31, 2013, the Company had stockholders’ equity of $30,852 and stockholders’ deficit of $1,676, respectively. The Company may raise capital through the sale of equity securities, through the sale of debt securities, or through borrowings from related parties, principals and/or financial institutions.   However, there can be no assurance that additional financing that is necessary for the Company to continue as a going concern will be available to the Company on acceptable terms, or at all.

The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segment of its business. As a result, the Company has generated losses from operations. Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2015, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is also evaluating measures to further improve its liquidity including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related party and third party debt by converting such debt into common shares. Management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2015. There is no assurance that the Company will be successful in any capital raising efforts that it may undertake to fund operations during 2014 and 2015.

During 2014, the Company borrowed an aggregate of $8,670 from Forward Investments, LLC, a related party and beneficial owner of more than 10% of the Company’s common stock. Such loans are evidenced by convertible promissory notes that mature on June 30, 2015. In addition, the Company borrowed $1,725 from other related parties during the three months ended September 30, 2014 that is repayable on March 31, 2016.

 The Company’s future capital requirements will depend on many factors, including the profitability of the Company’s businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company plans to generate positive cash flow from recently-completed acquisitions to address some of the liquidity concerns.  However, to execute the Company’s business plan, service existing indebtedness and implement the Company’s strategy, the Company anticipates that the Company will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on favorable terms. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect.  The Company also may be required to recognize non-cash expenses in connection with certain securities the Company issues, such as convertible notes and warrants, which may adversely impact the Company’s financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation and Accounting for Investment in Affiliate Company

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation and ADEX Puerto Rico, LLC (collectively, “ADEX”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), the AWS Entities (since April 2013), IPC (since January 2014), and RentVM (since February 2014). The results of operations for the three and nine months ended September 30, 2013 include the accounts of Environmental Remediation and Financial Service, LLC (“ERFS”) (acquired in 2012, disposed of in November 2013) as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements include the accounts of Nottingham Enterprises LLC (“Nottingham”) (since July 2014), in which the Company owns an interest of 40%. Nottingham is a VIE because it meets the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 60% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 60% of Nottingham for a nominal amount and thus makes all significant decisions related to Nottingham even though it absorbs only 40% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 60% holder of Nottingham.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on April 8, 2014.

Segment Information

As of December 31, 2013, the Company reported two operating segments, which consisted of specialty contracting services and telecommunications staffing services.  The Company acquired four companies since January 1, 2013. In connection with such acquisitions, the Company evaluated each newly-acquired company’s sources of revenues and costs of revenues and determined that three of the four additional companies did not share similar economic characteristics with the two existing operating segments.  As such, it was determined that the three companies should be reported as a separate operating segment: cloud and managed services.

The Company determined that it now operates in three reportable operating segments - as an applications and infrastructure provider, as a professional services provider and as a cloud and managed services provider. The applications and infrastructure segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services of the applications and infrastructure segment support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks. The professional services segment provides outsourced services to the wireless and wireline industry and information technology industry. The cloud and managed services segment provides hardware and software products to customers and provides maintenance and support for those products. The cloud and managed services segment also provides cloud computing and storage services to customers.

The Company’s operating units have been aggregated into one of three reportable segments due to their similar economic characteristics, products, or production and distribution methods. The first reportable segment is applications and infrastructure, which is comprised of the operating units TNS, AWS, Tropical and RM Engineering.  The Company’s second reportable segment is professional services, which consists of the ADEX entities. The Company’s third reportable segment is cloud and managed services, which consists of the IPC, RentVM, Nottingham and, after its acquisition in October 2014, VaultLogix.

Revenue Recognition

The Company’s revenues are generated from three reportable segments, applications and infrastructure, professional services, and cloud and managed services.  The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure segment revenues are derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical and RM Engineering provide that payment for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

AWS recognizes revenue using the percentage of completion method.   Revenues and fees on these contracts are recognized utilizing the efforts-expended method, which uses measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

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

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The revenues of the Company’s professional services segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at September 30, 2014 and December 31, 2013.

ADEX also generates revenue through its telecommunications engineering group which contracts with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. ADEX recognizes revenue using the percentage of completion method. Revenues and fees on these contracts are recognized specifically utilizing the efforts-expended method, which uses measures such as task duration and completion.

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

For multiple-element arrangements, IPC recognizes revenue in accordance with ASC 605-25, “Arrangements with Multiple Deliverables”. Under the relative fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through the fair value hierarchy. Revenue is generally allocated in an arrangement using management’s best estimated selling price of deliverables if it does not have vendor-specific objective evidence or third-party evidence of selling price.

The Company’s RentVM subsidiary, which is included in the Company’s cloud and managed services segment, provides on-line data backup services to its customers. RentVM recognizes revenue in accordance with ASC Topic 605-10. Certain customers pay for their services before service begins.  Revenue for these customers is deferred until the services are performed.  During 2013, the Company did not recognize any revenue from cloud-based services. As of September 30, 2014, the amount of cloud-based revenue recognized on the unaudited condensed consolidated statement of operations has not been significant in relation to the Company’s other revenue within the cloud and managed services segment.

Deferred Loan Costs

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs that was recorded as interest expense in the three months ended September 30, 2014 and 2013 was $167 and $318, respectively.  The amount of amortization of deferred loan costs that was recorded as interest expense in the nine months ended September 30, 2014 and 2013 was $1,165 and $476, respectively.  As a result of the conversion of a portion of the Company’s convertible debentures and a term loan of $13,750 at various dates during 2014, the Company recorded $722 of accelerated amortization of the deferred loan costs related to that debt for the nine months ended September 30, 2014.

Inventory

The inventory balance at September 30, 2014 relates to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at lower of cost or market until sold. Inventory consisted of networking equipment that was not delivered to customers as of September 30, 2014.  Inventory as of September 30, 2014 was $1,573.  The Company did not hold any inventory as of December 31, 2013 as all inventory relates to the IPC subsidiary, which was acquired in January 2014.

Goodwill and Indefinate Lived Intangible Assets

Goodwill was generated through the acquisitions made by the Company between 2011 and 2014.  As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for each of the completed acquisitions.  At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.  The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

The Company tests its goodwill and indefinite-lived intangible asset for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible asset and our consolidated financial results.

The Company tests its goodwill for impairment at the business (reporting) unit level, which is one level below its operating segments.  The goodwill has been assigned to the reporting unit to which the value relates.  Nine of the Company's twelve reporting units have goodwill. The Company tests goodwill by estimating the fair value of the reporting unit using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant's weighted-average cost of capital used to discount future cash flows to their present value. The Company tested the indefinite-lived intangible assets using a Relief From Royalty Method (“RFRM”) under the Income Approach. The key assumptions used in the RFRM model include revenue growth rates, the terminal value and the assumed discount rate. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.

During the Company's annual impairment tests of goodwill and indefinite-lived intangible assets, management identified potential impairment. The Company's management then determined that the ADEX business unit assets were impaired and recognized an impairment loss of $1,369 related to goodwill and $2,392 related to intangible assets as the carrying value of the ADEX business unit was in excess of its fair value. If ADEX’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired. See Note 4, Goodwill and Intangible Assets for further information.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company adopted a formal stock-based performance incentive plan in December 2012 but had not issued any options under the plan as of September 30, 2014. The Company issued options prior to the adoption of this plan, but the amount was not material as of September 30, 2014. Historically, the Company has awarded shares of common stock under the plan to certain of its employees and consultants, which awards did not contain any performance or service conditions. Compensation expense included in the Company’s unaudited condensed consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. All stock grants issued in 2013 were fully vested in 2013. The Company granted an aggregate of 1,769,574 shares in 2014, of which 1,184,987 shares were subject to a 3-year vesting term, 185,000 shares were subject to 1-year vesting, and 394,587 shares had no vesting terms.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Net Income (Loss) Per Share

The Company adopted ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

The following sets forth the computation of diluted EPS for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(8,642)	$13,313,973	$(0.65)	$(11,952)	$11,554,715	$(1.03)
Change in fair value of derivative instruments	(2,141)	-	-	(24,931)	-	-
Dilutive shares related to warrants	-	62,566	-	-	215,223	-
Dilutive shares related to 12% Convertible Debentures convertible feature	-	-	-	-	121,428	-
Dilutive shares related to Forward Investments, LLC convertible feature	-	-	-	-	208,732	-
Dilutive shares related to 31 Group, LLC convertible feature	-	-	-	-	47,985
Dilutive shares related convertible promissory note to former owner of Nottingham	-	-	-	-	6,686	-
Dilutive EPS	$(10,783)	13,376,539	$(0.81)	$(36,883)	12,154,769	$(3.03)

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented for the three or nine months ended September 30, 2014 and 2013, respectively, in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted loss per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.

The anti-dilutive shares of common stock outstanding for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Series E Preferred Stock	-	-	-	-
Series F Preferred Stock	-	590,909	-	590,909
Series H Preferred Stock	-	333,045	-	333,045
Series I Preferred Stock	-	743,802	-	743,802
Warrants	283,870	236,955	-	236,955
Convertible notes	1,689,099	-	397,602	-
Convertible debenture	592,258	-	-	-
	2,565,227	1,904,711	397,602	1,904,711

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

Goodwill and Intangible Assets

Certain of the Company's non-financial assets, such as goodwill and other intangible assets, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

A review of ADEX's historic, current and forecasted operating results as of September 30, 2014 indicated that the carrying amount of the Company's goodwill and indefinite-lived intangible assets may not be recoverable from the sum of future discounted cash flows. Goodwill and indefinite-lived intangible assets were tested by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model and were written down to their implied fair value. Finite-lived intangible assets were tested using undiscounted cash flows. It was determined that the undiscounted cash flows were not sufficient to recover the book value of the assets. Therefore, the finite-lived intangible assets were written down to their respective fair vales. See Note 4, Goodwill and Intangible Assets, for additional information.

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of September 30, 2014 and December 31, 2013, was estimated at $26,359 and $31,600, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as level 2.

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

During the nine months ended September 30, 2014, contingent consideration of $1,779 related to the ADEX acquisition was settled in cash and $1,763 related to the AWS acquisition was settled by issuing common shares.

The amount of contingent consideration related to the AWS acquisition was settled with 490,445 shares of common stock, which was recorded as a loss in contingent consideration of $860 on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014.  The change in the fair value of contingent consideration related to the TNS, Tropical and RM Engineering acquisitions was recorded as a gain of $653 and $795 on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

Derivative Warrant Liabilities

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Footnote 7 for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 consisted of:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
(dollar amounts in thousands)	(Level 1)	(Level 2)	(Level 3)
	September 30, 2014
Liabilities:
Warrant derivatives	$-	$-	$1,494
Contingent consideration	-	-	2,587
Total liabilities at fair value	$-	$-	$4,081

	December 31, 2013
Liabilities:
Warrant derivatives	$-	$-	$19,878
Long-term contingent consideration	-	-	1,615
Contingent consideration	-	-	4,514
Total liabilities at fair value	$-	$-	$26,007

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2014 were as follows:

(dollar amounts in thousands)	Amount
Liability balance as of December 31, 2013	$26,007

Change in fair value of derivative	(20,561)
Settlement of contingent consideration	(1,779)
Fair value of conversion feature on date of issuance	8,860
Adjustment of derivative liability upon conversion of debt	(417)
Settlement of derivative liabilities	(900)
Balance as of March 31, 2014	$11,210

Change in fair value of derivative	(2,229)
Fair value of warrants on date of issuance	416
Adjustment of derivative liability upon conversion of debt	(1,135)
Balance as of June 30, 2014	$8,262

Change in fair value of derivative	(2,141)
Settlement of contingent consideration	(1,763)
Adjustment of derivative liability upon conversion of debt	(277)

Liability balance as of September 30, 2014	$4,081

Certain of the Company’s non-financial assets, such as goodwill and other intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The following table summarizes these assets of the Company measured at fair value on a nonrecurring basis as of September 30, 2014:

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)	Carrying Amount as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		September 30, 2014
Long-Lived Assets Held and Used:
Goodwill	$9,106	$-	$-	$9,106
Intangible assets	3,173	-	-	3,173

Total assets at fair value	$12,279	$-	$-	$12,279

 A review of the professional services reporting segments historic, current and forecasted operating results as of September 30, 2014 indicated that the carrying amount of the Company’s goodwill and indefinite-lived intangible assets may not be recoverable from the sum of future discounted cash flows. Goodwill and indefinite-lived intangible assets were tested by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model and were written down to their implied fair value. Finite-lived intangible assets were tested using undiscounted cash flows which were not sufficient to recover the book value of the assets. Therefore, the finite-lived intangible assets were written down to their respective fair values. See Note 4, Goodwill and Intangible Assets, for additional information.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the unaudited condensed consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

In April 2014, the FASB issued ASU No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the unaudited condensed consolidated financial statements.

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

Acquisition of RentVM

On February 3, 2014, the Company acquired RentVM, a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) Cloud environments.  The purchase consideration for RentVM was $5,880, which was paid with common stock valued at $5,280 and conversion of a pre-existing note, in the principal amount of $600 which was used to complete the acquisition. As the total consideration paid by the Company for RentVM exceeded the net assets acquired, the Company recorded approximately $3,845 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of RentVM was $5, which amount was recorded on the Company’s unaudited condensed consolidated statement of operations as general and administrative expenses. The Company is in the process of completing a valuation of the acquisition to determine the value of the contingent consideration and the value of the stock issued on the acquisition date.  Once the valuation is completed, the Company will make any adjustments as necessary.

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

The Company completed certain other acquisitions during the nine months ended September 30, 2014. Such acquisitions were immaterial to the financial statements individually and in the aggregate.

Unaudited pro forma results of operations data of the Company as if the acquisitions of AWS and IPC had occurred as of January 1, 2013 are as follows:

Pro Forma Results
(Unaudited)
For the three months ended September 30,
(dollar amounts in thousands)	2013
Revenue	$22,117

Net loss	$(795)

Basic and diluted loss per share	$(0.20)

Pro Forma Results
(Unaudited)
For the nine months ended September 30,
(dollar amounts in thousands)	2013
Revenue	$64,340

Net income	$517

Basic and diluted loss per share	$(0.23)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2013 and is not intended to be a projection of future results.

The amount of revenues and income of IPC since the acquisition date included in the Company’s unaudited condensed consolidated statements of operations is as follows:

For the three months ended
(dollar amounts in thousands)	September 30, 2014
Service revenue	$751
Product revenue	3,118
Total revenue	$3,869

Loss	$(2,081)

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

For the nine months ended
(dollar amounts in thousands)	September 30, 2014
Service revenue	$3,801
Product revenue	12,230
Total revenue	$16,031

Loss	$(2,867)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Vehicles	$761	$696
Computers and office equipment	445	427
Equipment	1,015	262
Total	2,221	1,385
Less accumulated depreciation	(1,389)	(1,023)

Property and equipment, net	$832	$362

Depreciation expense for the three months ended September 30, 2014 and 2013 was $85 and $31, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $229 and $77, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the second quarter of 2014, the Company began experiencing declines in revenues within the professional services reporting segment due to delays in work from a significant customer. The delays continued into the third quarter of 2014 when it became apparent that anticipated revenue and profitability trends within the Company’s professional services reporting segment were not being achieved to the extent forecasted. The Company updated the forecast for the professional services segment, of which ADEX is a reporting unit, based on the most recent financial results and best estimates of future operations. The updated forecast reflects slower growth in revenues and lower margins for the professional services segment due to lower demand from customers.

In accordance with FASB ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company evaluated the recoverability of its long-lived assets in the professional services reporting segment. In order to determine the fair value of the customer relationships, the Company utilized the discounted cash flow method. Noncompete agreements were evaluated based on the probability of competition and the revenue that could potentially be generated from the agreements. The fair value of the corporate tradename was determined using the RFRM, a variation of the “Income Approach”. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on empirical, market-derived royalty rates for guideline intangible assets when available. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate the royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value. Additionally, as part of the analysis, the operating income of the professional services segment was benchmarked to determine a range of royalty rates that would be reasonable based on a profit-split methodology. The profit-split methodology is based upon assumptions that the total amount of royalties paid for licensable intellectual property should approximate in order to determine a reasonable royalty rate to estimate the fair value of the corporate tradename.

In accordance with FASB ASC 350, Intangibles – Goodwill and Other, the Company aggregates its business components into reporting units and tests for goodwill impairment. The professional services segment is comprised of one reporting unit – the ADEX entities. The Company tested goodwill at the ADEX reporting unit as of September 30, 2014 using a two-step goodwill impairment process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a segment with its net book value (or carrying amount), including goodwill. If the fair value of a segment exceeds its carrying amount, goodwill of the segment is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the segment exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the segment’s goodwill with the carrying amount of that goodwill. If the carrying amount of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the segment is allocated to all of the assets and liabilities of that segment (including any unrecognized intangible assets) as if the segment had been acquired in a business combination and the fair value of the segment was the purchase price paid to acquire the segment.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

As of September 30, 2014, the Company performed the two-step goodwill impairment process and determined that the professional services reporting segment failed both tests. As a result, for the quarter ended September 30, 2014, the Company performed an impairment analysis with respect to the carrying value of the intangible assets and goodwill in the professional services reporting segment. Based on the testing performed, the Company recorded a non-cash impairment charge of $3,761 related to the professional services reporting segment, of which $1,369 related to goodwill and $2,392 related to intangible assets. The impairment charge in the professional services reporting segment recognized during the third quarter of fiscal 2014 reduced the carrying amount of goodwill to $9,259 as of September 30, 2014 from $10,474 as of June 30, 2014.

The following table sets forth the changes in the Company’s goodwill during the nine-month period ended September 30, 2014 resulting from the acquisition by the Company of its operating subsidiaries.

(dollar amounts in thousands)	Applications and Infrastructure	Professional Services	Cloud and Managed Services	Total
Balance at December 31, 2013	$6,596	$10,474	$-	$17,070

Acquisitions	-	154	20,699	20,853

Impairment charge	-	(1,369)	-	(1,369)

Balance at September 30, 2014	$6,596	$9,259	$20,699	$36,554

Intangible Assets

The following table summarizes the Company’s intangible assets as of September 30, 2014 and December 31, 2013:

		September 30, 2014				December 31, 2013
(dollar amounts in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 yrs	$17,126	(2,243)	(1,219)	$13,664	$9,094	$(1,022)	$8,072
Non-compete agreements	2-3 yrs	2,523	(697)	-	1,826	571	(176)	395
URL's	Indefinite	10	-	(2)	8	10	-	10
Tradenames	Indefinite	5,654	-	(1,171)	4,483	$4,299	-	4,299

Total intangible assets		$25,313	$(2,940)	(2,392)	$19,981	$13,974	$(1,198)	$12,776

Amortization expense related to the acquired intangible assets was $499 and $275 for the three months ended September 30, 2014 and 2013, respectively. Amortization expense related to the purchased intangible assets was $1,742 and $691 for the nine months ended September 30, 2014 and 2013, respectively.

5. BANK DEBT

Bank debt as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
One installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicles, maturing July 2016	$11	$17

Five lines of credit, monthly principal and interest, interest ranging from $0 to $13, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2015 and February 2020	355	425
	366	442
Less: Current portion of bank debt	(302)	(318)

Long-term portion of bank debt	$64	$124

The interest expense associated with the bank debt during the three months ended September 30, 2014 and 2013 amounted to $13 and $9, respectively, and for the nine months ended September 30, 2014 and 2013 amounted to $45 and $29, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

6. TERM LOANS

Term loans as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Term loan, MidMarket Capital, net of debt discount of $0 and $144, respectively	$-	$13,706

Promissory notes, unsecured, maturing in January 2014	-	1,725

Promissory notes, unsecured, maturing in July 2015	30	-

12% convertible note payable, net of debt discount of $986 and $6,666, respectively	2,511	4,958

12% convertible promissory note, net of debt discount of $138	1,362	-
	3,903	20,389
Less: Current portion of term loans	(3,903)	(5,380)

Long-term portion term loans, net of debt discount	$-	$15,009

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

Pursuant to Assignment and Assumption Agreements, each dated as of March 12, 2014, the lenders under the MidMarket Loan Agreement assigned the MidMarket Loans to 31 Group LLC and Dominion Capital LLC (the “Assignees”).  Pursuant to an Exchange Agreement, dated as of March 12, 2014, among the parties to the MidMarket Loan Agreement and the Assignees (the “Exchange Agreement”), the Assignees agreed to convert the outstanding principal amount of the MidMarket Loans into shares of the Company’s common stock at a conversion price of $10.50 per share.  Pursuant to the Exchange Agreement, in full satisfaction of the MidMarket Loans, the Company (i) issued an aggregate of 1,180,361 shares of common stock, of which it has issued 561,197 and 519,164 shares of its common stock to Dominion Capital LLC and 31 Group LLC, respectively, and (ii) paid an aggregate of $277 in cash to the Assignees in respect of accrued but unpaid interest under the MidMarket Loans.  The Exchange Agreement provided, however, that if 85% of the volume weighted average price of the Company’s common stock on April 14, 2014 was less than $10.50, the Company would issue an additional number of shares of the Company’s common stock such that the average conversion price of the MidMarket Loans was such lower price. On April 18, 2014, the Company amended the agreement to provide for the issuance of additional consideration to the Assignees in lieu of the issuance of additional shares to satisfy such adjustment requirement. On the date of the elimination of debt, the fair value of the Company’s common stock was $11.87, resulting in the total fair value of shares issued of $14,011.  On that date, the principal amount of debt outstanding was $12,025, resulting in a loss on extinguishment of debt of $1,986. As a result of the extinguishment of the MidMarket Loans, the Company also recorded a loss on extinguishment of debt of $2,504 as a result of accelerated amortization of deferred financing costs and debt discounts. Please refer to Footnote 7 Derivative Instruments for further explanation.

 On April 15, 2014, the Company entered into an amendment to the Exchange Agreement due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group LLC.   The warrants issued pursuant to the amendment are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act of 1933, as amended, the exercise period of the warrants will be reduced to two years.

On September 30, 2014, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability of the warrants on that date. Please refer to Footnote 7 Derivative Instruments for further explanation.

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

On March 4 and March 31, 2014, pursuant to the ICG Purchase Agreement, ICG’s affiliate converted the outstanding principal amount of $1,725 under the three ICG Notes into an aggregate of 107,477 shares of common stock, and on March 31, 2014, an additional 109,399 shares of common stock of the Company were issued related to the conversion of the debt.  Per the terms of the agreement, the Company converted the shares at an average share price of $7.95.

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

At December 31, 2013, the balance of the loan was a prepayment of $108, which was recorded as other current assets on the Company’s unaudited condensed consolidated balance sheet.

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

Upon the occurrence of an event of default (as defined in the Convertible Debentures), the outstanding principal amount of the Convertible Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount.  The “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the Convertible Debenture, plus all accrued and unpaid interest thereon, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP of the Company’s common stock on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 115% of the outstanding principal amount of the Convertible Debenture, plus 100% of accrued and unpaid interest hereon, plus all interest that would have been earned through December 13, 2014 if such interest has not yet accrued, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Convertible Debenture.  After the occurrence of an event of default that results in the acceleration of the Convertible Debentures, the interest rate on the Convertible Debentures shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  Additionally, upon the occurrence of an event of default, at the holder’s election each Convertible Debenture shall become convertible into shares of the Company’s common stock at the lesser of (i) the Conversion Price, and (ii) 70% of the average VWAP of the Company’s common stock for the five trading days in the preceding twenty trading days that have the lowest VWAP during such period. Refer to Footnote 7 Derivative Instruments for further discussion on the Convertible Debentures. In addition, please refer to Footnote 9 Capital Stock for discussions regarding conversions of the Convertible Debentures.

Through September 30, 2014, $7,008 aggregate principal amount of the Convertible Debentures had been converted into shares of the Company’s common stock.

12% Convertible Promissory Note

In July 2014, the Company issued to 31 Group, LLC a Convertible Note in the aggregate original principal amount of $1,500, convertible at $6.37 per share, with a term of one year and an interest rate of 12% per annum, and a three-year warrant to purchase up to 58,870 shares of common stock at an exercise price of $7.25 per share. The maturity date of the Convertible Note may be extended at the option of the holder through the date that is 20 business days after the consummation of a fundamental transaction (as defined in the Convertible Note agreement) in the event that a fundamental transaction is publicly announced or a fundamental transaction notice (as defined in the Convertible Note agreement) is delivered prior to the maturity date. As the Company did not repay the Convertible Note in full on or prior to the 45th day after the date the convertible note was issued, 31 Group, LLC was granted a security interest in all assets of the Company in September 2014.

The Company may redeem the Convertible Note, in whole or in part, for cash at a redemption price equal to 107% of the then-outstanding principal amount of the Convertible Note plus all accrued and unpaid interest. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

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

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding at September 30, 2014 and December 31, 2013.

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

As of September 17, 2014, the second anniversary date of the warrants, the Company failed to comply with the Minimum Adjusted EBITDA provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2015.

On September 30, 2014 and December 31, 2013, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $373 and $3,380, respectively.  The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2014 and 2013 as a gain of $253 and $438, respectively. The Company recorded the change in the fair value of the derivative liability for the nine months ended September 30, 2014 and 2013 as a gain of $3,007 and as a loss of $497, respectively.

The fair value of the MidMarket warrant derivative liability at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2014	2013

Fair value of Company’s common stock	$4.54	$18.36
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	11.5 months	8.5 months
Risk free interest rate (based on 1-year treasury rate)	0.13%	0.11%

On April 15, 2014, the Company entered into an amendment to the Exchange Agreement, due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group LLC.   The warrants are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act, the exercise period of the warrants will be reduced to two years. On April 15, 2014, the day the warrants were issued, the Company recorded a derivative liability in the amount of $416. The amount was recorded as a loss on extinguishment of debt on the unaudited condensed consolidated statement of operations. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued.

On September 30, 2014 and December 31, 2013, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability relating to the warrants on that date, and determined the fair value was $251 and $416, respectively.  The Company recorded the change in the fair value of the derivative liability for the three and nine months ended September 30, 2014 as a gain of $315 and $165, respectively.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The fair value of the Exchange Agreement Warrants derivative at September 30, 2014 was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

September 30,
2014

Fair value of Company’s common stock	$4.54
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%
Exercise price	7.25
Estimated life	1.54 years
Risk free interest rate (based on 1-year treasury rate)	0.35%

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

In December 2013, the Company agreed with the holders of the Company’s Series E Preferred Stock to issue a fixed number of shares of common stock to satisfy these warrants. The Company obtained approval and agreement of such stockholders at December 31, 2013; however, the shares of common stock were not issued until January 2014, which resulted in a liability of $978, based on a Black-Scholes calculation, as of December 31, 2013.  The Company recorded a gain on the derivative liability of $78 related to the issuance of shares in January 2014 that was recorded in the unaudited condensed consolidated statement of operations in change in fair value of derivative instruments.

12% Convertible Promissory Note Warrants

On July 1, 2014, the Company issued 58,870 warrants associated with the issuance of its 12% Convertible Promissory Notes. The Company recorded the warrants within stockholders equity and a related debt discount in the amount of $184. The debt discount is being amortized over the original life of the 12% Convertible Promissory Notes. The amount was computed by using the Black-Scholes pricing model to determine the value of the warrants issued.

12% Convertible Debentures Convertible Feature

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company’s common stock issued pursuant to the purchase agreement, which amount is being amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620, which amount is being amortized over the life of the Convertible Debentures.  The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.  The Company recorded interest expense of $889 and $2,671 related to the amortization of the debt discount for the three and nine months ended September 30, 2014, respectively.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On September 30, 2014, the Company used a Monte Carlo simulation to determine the fair value of the embedded conversion feature of the Convertible Debentures and, on that date, determined the fair value of the embedded conversion feature to be $270.  The Company recorded the change in fair value of the embedded conversion feature as a gain in fair value of derivative instruments for the three and nine months ended September 30, 2014 of $673 and $12,740, respectively.

Due to the conversion of $7,008 aggregate principal amount of Convertible Debentures, the Company adjusted the balance of the derivative liability related to the embedded conversion feature of the Convertible Debentures in the amount of $2,510. Upon conversion, the principle amount of the debt and equity-linked derivative liability were removed at their respective carrying amounts, after a final adjustment of the embedded derivatives to fair value of $943, and the shares of common stock were issued at their then-current fair value, with the difference recorded as a loss on extinguishment of the two separate liabilities in the amount of $569. During the three months ended September 30, 2014, the Company recorded an adjustment of approximately $277 to the change in fair value of derivative liability relating to the impact of the principal debt converted.

The fair value of the embedded conversion feature of the Convertible Debentures at September 30, 2014 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30,
2014

Principal amount	$3,766

Conversion price	$6.36
Volatility	55%
Conversion trigger price	$7.00
Life of conversion feature	0.70 years
Risk free interest rate	0.05%

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

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30,
	2014
	2% Notes	10% Notes
Principal amount	$2,825	$3,650

Conversion price	$6.36	$6.36
Volatility	50%	65%
Conversion trigger price	$7.63	$7.63
Life of conversion feature	0.75 years	2.35 years
Risk free interest rate	0.06%	0.75%

 On September 30, 2014, the fair value of the conversion feature of the Forward Investments, LLC loans was $600.  The Company recorded the change in fair value of the embedded conversion feature as a gain in fair value of derivative instruments for the three and nine months ended September 30, 2014 of $900 and $8,260, respectively.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

8. INCOME TAXES

As of September 30, 2014 and December 31, 2013, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $27,027 and $11,410, respectively, and state NOL’s of approximately $29,949 and $9,790, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of September 30, 2014 and December 31, 2013, the Company had federal tax credit carry forwards of $710 and $544, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $1,492 of income over the period 2014 through 2015. During 2012 and 2013, the Company also acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income. Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

9. CAPITAL STOCK

Issuance of shares of common stock to third-party for services and non-employees

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

During July 2014, the Company issued 7,500 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $5.43 per share and were immediately vested.  The Company recorded $41 to salaries and wages expense.

During August 2014, the Company issued 40,241 shares of its common stock to non-employees. The shares were valued at fair value at $4.89 per share and were immediately vested.  The Company recorded $197 to salaries and wages expense.

Issuance of shares of common stock to employees, directors and officers

During April, May and June 2014, the Company issued an aggregate of 1,132,097 shares of its common stock to various employees and directors for services rendered. The shares were valued between $5.04 to $5.99 per share. The Company recorded $1,035 to stock compensation expense.

During July and August 2014, the Company issued an aggregate of 524,551 shares of its common stock to various employees and directors for services rendered. The shares were valued between $4.89 to $5.43 per share. The Company recorded $469 to stock compensation expense.

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

During April 2014, the Company issued 401,996 and 363,853 shares of its common stock to two third-party lenders pursuant to the extinguishment of notes payable aggregating $4,097. The shares were issued with a fair value of $5.35 for a total fair value of $4,097, which was recorded as loss on extinguishment of debt on the unaudited condensed consolidated statement of operations.

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

During July 2014, the Company issued an aggregate of 44,025 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $250 and accrued interest of $17. The shares were issued at $6.22, the conversion price of the notes payable, for a total value of $274.

 During July 2014, the Company issued an aggregate of 36,164 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $200 and accrued interest of $14. The shares were issued at $6.25, the conversion price of the notes payable, for a total value of $226.

During July 2014, the Company issued an aggregate of 23,585 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $132 and accrued interest of $9. The shares were issued at $5.99, the conversion price of the notes payable, for a total value of $141.

During July 2014, the Company issued an aggregate of 12,561 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $42 and accrued interest of $3. The shares were issued at $6.17, the conversion price of the notes payable, for a total value of $78.

During July 2014, the Company issued an aggregate of 146,083 shares of its common stock to two third-party lenders pursuant to the conversion of notes payable aggregating $833 and accrued interest of $61. The shares were issued at $5.66, the conversion price of the notes payable, for a total value of $827.

During July 2014, the Company issued an aggregate of 189,990 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $1,146 and accrued interest of $63. The shares were issued at $5.54, the conversion price of the notes payable, for a total value of $1,052.

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

During July 2014, the Company issued an aggregate of 101,440 shares of its common stock to seven related parties for payment of accrued interest aggregating to $551. The shares were issued at $5.43.

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

Issuance of shares pursuant to completed business combination

During January 2014, the Company issued 50,861 shares of common stock, valued at $16.00 per share, in connection with promissory notes issued to AWS. The total value of the stock issued was $814.  The Company agreed with the note holders to convert the debt into shares of common stock at a price less than market price, which resulted in a loss due to the settlement of a working capital note payable that was recorded in the unaudited condensed consolidated statement of operations as loss on extinguishment of debt of $306.

Issuance of shares pursuant to AWS earn out

During August 2014, the Company issued 490,445 shares issued to the former owners of AW Solutions in settlement of the earn-out provision included in the purchase agreement. The shares were issued at $5.19, which was the conversion price of the notes payable, for a total value of $2,624 and a related loss in contingent consideration of $860 was recorded in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

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

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

10. STOCK-BASED COMPENSATION

The following  table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2014:

As of September 30, 2014	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2014	-	-
Granted	1,369,987	$5.68
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding at September 30, 2014	1,369,987	$5.68

For the three and nine month periods ended September 30, 2014, the Company incurred $557 and $1,816, respectively, in stock compensation expense from the issuance of common stock to employees and consultants compared to $0 and $157, respectively, in the same periods of 2013.

11. RELATED PARTIES

At September 30, 2014 and December 31, 2013, the Company had outstanding the following loans from related parties:

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013

Promissory notes, 30% interest, maturing in June 2013, unsecured	$-	$3,925
Promissory note issued to Mark Munro 1996 Charitable Remainder UniTrust, between 12% and 18% interest, maturing on March 31, 2016, unsecured	575	-
Promissory note issued to CamaPlan FBO Mark Munro IRA, 12% interest, maturing on March 31, 2016, unsecured	597	-
Promissory note issued to 1112 Third Avenue Corp, 12% interest, maturing on March 31, 2016, unsecured	375	-
Promissory note issued to Mark Munro, between 12% and 18% interest, maturing on March 31, 2016, unsecured	1,137	-
Promissory note issued to Pascack Road, LLC, between 12% and 18% interest, maturing on March 31, 2016, unsecured	2,900	-
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on June 30, 2015, unsecured, net of debt discount of $3,355	3,120	-
Promissory notes issued to Forward Investments, LLC, 18% interest, maturing on June 30, 2015, unsecured	2,195	-
Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, due November 2016	106	106
Former owner of IPC, unsecured, 8% interest, due December 2014	6,255	-
Former owner of IPC, unsecured, 15% interest, due on demand	100	100
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	3	6
Former owner of Nottingham, unsecured, 8% interest, maturing on January 1, 2015	250	-
	17,613	4,137
Less: current portion of debt	(11,923)	(4,031)
Long-term portion of notes payable, related parties	$5,690	$106

The interest expense associated with the related-party notes payable in the three months ended September 30, 2014 and 2013 was $185 and $79, respectively, and for the nine months ended September 30, 2014 and 2013 was $603 and $198, respectively.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Related Party Promissory Note Payable Restructuring

On July 5, 2011, the Company entered into a definitive master funding agreement with MMD Genesis LLC (“MMD Genesis”), a company the three principals of which are the Company’s Chairman of the Board and Chief Executive Officer, Mark Munro, one of the Company’s directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of the Company’s common stock.  Pursuant to the master funding agreement, MMD Genesis has made loans to the Company from time to time to fund certain of its working capital requirements and a portion of the cash purchase prices of the Company’s business acquisitions. All such loans originally bore interest at the rate of 2.5% per month and matured on September 30, 2014. At December 31, 2013, the Company had an outstanding loan from MMD Genesis in the aggregate principal amount of $3,925.

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

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Related Party Promissory Notes to the Mark Munro 1996 Charitable Remainder UniTrust

On May 7, 2014, the Company issued a promissory note to the Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $300 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

Related Party Promissory Notes to CamaPlan FBO Mark Munro IRA

On July 8, 2014, the Company issued a promissory note to the CamaPlan FBO Mark Munro IRA in the principal amount of $200 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

Related Party Promissory Notes to Mark Munro

On September 2, 2014, the Company issued a promissory note to Mark Munro in the principal amount of $100 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On September 9, 2014, the Company issued a promissory note to Mark Munro in the principal amount of $150 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On September 24, 2014, the Company issued a promissory note to Mark Munro in the principal amount of $250 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

Related Party Promissory Notes to Pascack Road, LLC

On June 20, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $300 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On July 11, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $200 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On September 2, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $100 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On September 8, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $150 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On September 29, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $575 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

Related Party Promissory Notes to Forward Investments, LLC

On June 19, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $500 that bears interest at the rate of 18% per annum and matures on June 30, 2015.

On July 11, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $200 that bears interest at the rate of 18% per annum and matures on June 30, 2015.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On August 12, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $600 that bears interest at the rate of 18% per annum and matures on June 30, 2015.

On September 2, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $100 that bears interest at the rate of 18% per annum and matures on June 30, 2015.

On September 8, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $150 that bears interest at the rate of 18% per annum and matures on June 30, 2015.

On September 26, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $250 that bears interest at the rate of 18% per annum and matures on June 30, 2015.

On September 29, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $395 that bears interest at the rate of 18% per annum and matures on June 30, 2015.

Forward Investments Working Capital Loan

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

On September 30, 2014, the fair value of the conversion feature of the Forward Investments, LLC loans was $600.  The Company recorded the change in fair value of the embedded conversion feature as a gain in fair value of derivative instruments of $900 and $8,260 for the three and nine months ended September 30, 2014, respectively.

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

As of September 30, 2014, there was no amount outstanding under the related party revolving line of credit.

Convertible Promissory Note to Former Owner of Nottingham

On July 1, 2014, the Company issued an unsecured $250 convertible promissory note to a former owner of Nottingham, who is a related party. The note bears interest at the rate of 8% per annum, matures on July 1, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.59. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

12. SEGMENTS

The Company has acquired four companies since January 1, 2013.  With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues.   Due to continued expansion in 2013 and 2014, the Company evaluated its recent acquisitions and their impact upon the segments structure as of September 30, 2014.  The Company has determined that its three reportable segments are applications and infrastructure, professional services, and cloud and managed services.

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments.  The reporting segments represent an aggregation of individual operating segments with similar economic characteristics.  The applications and infrastructure segment is an aggregation of the operations of Tropical, RM Leasing, T N S and AWS.  The professional services segment is an aggregation of the operations of the ADEX entities.  The cloud and managed services segment is primarily comprised of the operations of IPC and RentVM.

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

The information presented below presents various segment information as it would have been stated if the Company operated as three distinct segments as of September 30, 2014 and 2013.

Segment information relating to the Company’s results of continuing operations was as follows:

(dollar amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Revenues	2014	2013	2014	2013
Applications and infrastructure	$7,188	$6,790	$15,660	$13,152
Professional services	10,389	8,219	20,699	26,412
Cloud and managed services	2,971	-	16,102	-
Total	$20,548	$15,009	$52,461	$39,564

	Three months ended September 30,		Nine months ended September 30,
Operating Income (Loss) by Segment	2014	2013	2014	2013
Applications and infrastructure	$605	$1,320	$1,739	$2,243
Professional services	(2,765)	396	(3,281)	1,437
Cloud and managed services	(2,630)	-	(3,812)	-
Corporate	(2,803)	(256)	(7,305)	(1,498)
Total	$(7,593)	$1,460	$(12,659)	$2,182

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Gross Profit	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Applications and infrastructure	$2,070	$2,886	$5,612	$5,937
Professional services	3,173	1,769	5,260	5,506
Cloud and managed services	190	-	4,165	-
Total	$5,433	$4,655	$15,037	$11,443

Interest Expense	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Applications and infrastructure	$14	$19	$49	$60
Professional services	-	3	1	8
Cloud and managed services	-	-	-	-
Corporate	2,741	1,039	9,338	3,041
Total	$2,755	$1,061	$9,388	$3,109

Total Assets by Segment	September 30, 2014	December 31, 2013
Applications and infrastructure	$18,819	$21,341
Professional services	19,463	22,278
Cloud and managed services	38,884	-
Corporate	2,285	17,071
Total	$79,451	$60,690

Goodwill	September 30, 2014	December 31, 2013
Applications and infrastructure	$6,596	$6,596
Professional services	9,259	10,474
Cloud and managed services	20,699	-
Total	$36,554	$17,070

Revenues by Segment by Geographic Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$6,421	$767	$7,188	$13,255	$2,405	$15,660
Professional services	10,330	59	10,389	20,542	157	20,699
Cloud and managed services	2,971	-	2,971	16,102	-	16,102
Total	$19,722	$826	$20,548	$49,899	$2,562	$52,461

Revenues by Segment by Geographic Region	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$5,935	$855	$6,790	$11,412	$1,740	$13,152
Professional services	7,995	224	8,219	25,387	1,025	26,412
Total	$13,930	$1,079	$15,009	$36,799	$2,765	$39,564

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Operating Income (Loss) by Segment by Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$351	$254	$605	$703	$1,036	$1,739
Professional services	(2,778)	13	(2,765)	(3,310)	29	(3,281)
Cloud and managed services	(2,630)	-	(2,630)	(3,812)	-	(3,812)
Corporate	(2,803)	-	(2,803)	(7,305)	-	(7,305)
Total	$(7,860)	$267	$(7,593)	$(13,724)	$1,065	$(12,659)

Operating Income (Loss) by Segment by Region	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,078	$242	$1,320	$1,623	$620	$2,243
Professional services	358	38	396	1,275	162	1,437
Corporate	(256)	-	(256)	(1,498)	-	(1,498)
Total	$1,180	$280	$1,460	$1,400	$782	$2,182

Gross Profit by Segment by Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,767	$303	$2,070	$4,421	$1,191	$5,612
Professional services	3,157	16	3,173	5,221	39	5,260
Cloud and managed services	190	-	190	4,165	-	4,165
Total	$5,114	$319	$5,433	$13,807	$1,230	$15,037

Gross Profit by Segment by Region	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$2,647	$239	$2,886	$5,241	$696	$5,937
Professional services	1,719	50	1,769	5,309	197	5,506
Total	$4,366	$289	$4,655	$10,550	$893	$11,443

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

The following table shows the results of operations of the Company’s discontinued operations for the three and nine months ending September 30, 2013.

	For the three months ended	For the nine months ended
(dollar amounts in thousands)	September 30, 2013	September 30, 2013

Revenues	$1,149	$3,352

Income from discontinued operations	$641	$1,013

Provision for income taxes	237	375

Net income	$404	$638

Basic and diluted income per share attributable to discontinued operations:
Net income per share	$0.08	$0.29

14. SUBSEQUENT EVENTS

31 Group LLC Securities Purchase Agreement

On October 8, 2014, the Company entered into a securities purchase agreement with 31 Group LLC whereby the Company issued 860,000 shares of common stock (the “Shares”) at a price of $5.00 per share and a warrant initially exercisable for up to 300,000 shares of common stock (the “Warrant Shares”) at an exercise price of $5.00 per share. The warrant expires on the date that is the earlier of (i) the later of (x) the fifteenth (15th) trading day (as defined within the agreement) after the date a registration statement registering all of the Shares and Warrant Shares is declared effective by the SEC and (y) December 31, 2014, and (ii) such earlier date as set forth in a written agreement of the Company and 31 Group LLC; provided, that any such date shall be extended as set forth in the warrant. The proceeds of the private placement were used to complete the Company’s acquisition of VaultLogix, LLC.

Capital Ventures International Securities Purchase Agreement

On October 20, 2014, the Company entered into a securities purchase agreement and registration rights agreement on substantially identical terms with Capital Ventures International (CVI), one of the selling stockholders, pursuant to which the Company sold to CVI for an aggregate purchase price of $44 (i) an aggregate of 8,838 shares of common stock and (ii) a warrant, initially exercisable for up to 3,083 shares of common stock, subject to adjustment as set forth therein.  The terms of the warrant issued to CVI have anti-dilution adjustments substantively identical to those granted to 31 Group that may require the Company to issue to CVI additional shares of common stock if CVI exercises its warrant at a time when the market price of common stock is less than $5.00 per share.

Completion of VaultLogix LLC Acquisition

Pursuant to the terms of an Interest Purchase Agreement, dated as of March 19, 2014, by and among the Company, VaultLogix, Data Protection Services, L.L.C., a Delaware limited liability company (“DPS”), U.S. Data Security Acquisition, LLC, a Delaware limited liability company (“USDSA”), London Bay - VL Acquisition Company, LLC (“Holding Company”), and Tier 1 Solutions, Inc. (“Tier 1”) (Holding Company and Tier 1, collectively, the “Sellers”). On October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix, DPS and USDA for an aggregate purchase price of $44,250. The purchase price for the acquisition was paid to the Sellers or their designees as follows: (i) $16,000 in cash, (ii) 1,008,690 shares of the Company’s common stock and (iii) $15,500 in unsecured convertible promissory notes, as further described below (the “Seller Notes”). The closing payments are subject to customary working capital adjustments.

INTERCLOUD SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The Seller Notes accrue interest at a rate of 8% per annum, and all principal and interest accrued under the Seller Notes will be payable on October 9, 2017. The Seller Notes are convertible into shares of common stock (the “Conversion Shares”) at a conversion price equal to $6.37 per share (the “Conversion Price”). A portion of the principal amount of the Seller Notes equal to 20% of the principal amount on the Closing Date will not be convertible until the fifteen-month anniversary of the Closing Date.

On a date when (i) the Conversion Shares are freely tradeable without restriction or volume limitations under Rule 144, and (ii) the average closing price of the Company’s common stock is 105% or higher of the Conversion Price on the three trading days immediately prior to such date, the Company may deliver notice to the holders of the Seller Notes electing to convert some or all of the outstanding amounts owed under the Sellers Notes into Conversion Shares at the applicable Conversion Price (a “Forced Conversion”). Additionally, if on or after October 9, 2017, (i) the Company is restricted or otherwise unable to pay in cash all outstanding amounts under the Seller Notes, (ii) the Seller Notes have not otherwise been paid in full within ten business days following October 9, 2017, or (iii) the Company is not at such time entitled to effect a Forced Conversion, then, in the event that both (i) and (iii) above apply, the Company, and in the event that both (ii) and (iii) above apply, the holders of the Seller Notes, shall have the right to convert all outstanding amounts owing under the Seller Notes into shares of common stock at a conversion price (in lieu of the Conversion Price) equal to the average closing price of the Company’s common stock on the three trading days immediately preceding the date of such conversion.

White Oak Global Advisors, LLC Loan and Security Agreement

VaultLogix, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement, effective as of October 9, 2014 (the “Loan Agreement”), with the lenders party thereto (the “Lenders”), White Oak Global Advisors, LLC, a Delaware limited liability company, as Administrative Agent (the “Agent”), DPS, USDSA and U.S. Data Security Corporation, a Nevada corporation (“USDSC”, together with DPS, USDSA and the Company, the “Guarantors”). Pursuant to the Loan Agreement, the Lenders provided VaultLogix with a term loan in an aggregate principal amount of $13,261 (the “Term Loan”). Interest on the Term Loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate (as defined in the Loan Agreement), as adjusted as of each Libor Index Adjustment Date (as defined in the Loan Agreement) and (ii) 1.00% per annum; plus (b) 1300 basis points per annum.

The proceeds of the Term Loan were used to finance the Company’s acquisition of VaultLogix, DPS and USDA, as discussed above, to repay certain outstanding indebtedness and to pay fees, costs and expenses related thereto.

All obligations of VaultLogix under the Term Loan are unconditionally guaranteed by the Guarantors pursuant to the terms of the Loan Agreement. The Company entered into (i) a Continuing Guaranty, effective as of October 9, 2014, by the Company in favor of the Agent (the “Guaranty”), (ii) a Pledge Agreement, effective as of October 9, 2014, between the Company, USDSA and such other parties as may become pledgors thereunder after the date thereof and the Agent (the “Pledge Agreement”), and (iii) a Security Agreement, effective as of October 9, 2014, by the Company in favor of the Agent (the “Security Agreement”). Pursuant to the terms of the Guaranty, the Pledge Agreement, and the Security Agreement, the obligations of the Company in respect of the Term Loan are secured by a security interest in substantially all of the assets of the Company, subject to certain customary exceptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on April 8, 2014 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

With the acquisitions of IPC and RentVM, we re-evaluated all of our operating subsidiaries and determined that the IPC and RentVM subsidiaries should be aggregated into one of three reporting segments based on their economic characteristics, products, production methods and distribution methods.  The results of operations of IPC and RentVM are categorized within the cloud and managed services segment.

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

Due to the addition of the cloud and managed services segment in 2014, certain comparative percentages mentioned below in our Results of Operations for the three and nine months ended September 30, 2014 may not be meaningful (N/M).

Results of Operations – Three months ended September 30, 2014 and 2013

Revenues:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$7,188	$6,790	$398	6%
Professional services	10,389	8,219	2,170	26%
Cloud and managed services	2,971	-	2,971	N/M
Total	$20,548	$15,009	$5,539	37%

Revenues for the three-month period ended September 30, 2014 increased by $5,539, or 37%, to $20,548, as compared to $15,009 for the corresponding period in 2013. The increases in revenues resulted primarily from our acquisitions included in our cloud and managed services segment. Professional services revenue increased 26% in the three months ended September 30, 2014 compared to the same period in 2013, as we began work on a significant contract for a new customer in the third quarter of 2014. During the three-month period ended September 30, 2013, all of our revenue was derived from our applications and infrastructure and our professional services, while for the three-month period ended September 30, 2014, 35% of our revenues was derived from our applications and infrastructure segment, 51% was derived from our professional services segment and 14% was derived from our cloud and managed services segment.

Cost of revenue and gross margin:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$5,118	$3,904	$1,214	31%
Gross profit	$2,070	$2,886	$(816)	-28%
Gross profit percentage	29%	43%

Professional services
Cost of revenue	$7,216	$6,450	$766	12%
Gross profit	$3,173	$1,769	$1,404	79%
Gross profit percentage	31%	22%

Cloud and managed services
Cost of revenue	$2,781	$-	2,781	N/M
Gross profit	$190	$-	190	N/M
Gross profit percentage	6%	0%

Total
Cost of revenue	$15,115	$10,354	$4,761	46%
Gross profit	$5,433	$4,655	$778	17%
Gross profit percentage	26%	31%

Cost of revenue for the three-month periods ended September 2014 and 2013 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $4,761, or 46%, for the three-month period ended September 30, 2014 was primarily attributable to our acquisitions in January 2014 and February 2014, as well as additional cost of revenues related to our professional services segment servicing a new large customer. Costs of revenue as a percentage of revenues were 74% for the three-month period ended September 30, 2014, as compared to 69% for the same period in 2013.

Our gross profit percentage was 26% for the three-month period ended September 30, 2014, as compared to 31% for the comparable period in 2013. The overall decrease in gross profit percentage was due to declining margins within our applications and infrastructure and cloud and managed service segments.

Salaries and wages:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$697	$906	$(209)	-23%
Percentage of total revenue	3%	6%

Professional services	$1,661	$862	$799	93%
Percentage of total revenue	8%	6%

Cloud and managed services	$2,171	$-	$2,171	N/M
Percentage of total revenue	11%	0%

Corporate	$666	$3	$663	22,100%
Percentage of total revenue	3%	0%

Total	$5,195	$1,771	$3,424	193%
Percentage of total revenue	25%	12%

For the three-month period ended September 30, 2014, salaries and wages increased $3,424 to $5,195 as compared to approximately $1,771 for the same period in 2013. The increase primarily was due to the acquisitions we completed in 2014, which accounted for $2,947 of the $5,195 of expense. Salaries and wages increased in corporate expenses for the three months ended September 30, 2014 compared to the same period in 2013, primarily as a result of stock-based compensation of $557 in 2014. Salaries and wages were 25% of revenue in the three-month period ended September 30, 2014, as compared to 12% for the same period in 2013. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$540	$451	$89	20%
Percentage of total revenue	3%	3%

Professional services	$407	$414	$(7)	-2%
Percentage of total revenue	2%	3%

Cloud and managed services	$404	$-	$404	N/M
Percentage of total revenue	2%	0%

Corporate	$1,274	$906	$368	41%
Percentage of total revenue	6%	6%

Total	$2,625	$1,771	$854	48%
Percentage of total revenue	13%	12%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $854, or 48%, to $2,625 in the three-month period ended September 30, 2014, as compared to $1,771 in the comparable period of 2013. The increase was primarily the result of acquisition-related costs, as well as an increase in overhead expenses relating to the acquisitions we completed in 2014. General and administrative expenses increased to 13% of revenues in the three-month period ended September 30, 2014, from 12% in the comparable period in 2013.

Interest Expense:

Interest expense for the three-month periods ended September 30, 2014 and 2013 was $2,755 and $1,061, respectively. The expense incurred in the 2014 period primarily related to interest expense of $184 related to the related-party loans, $2,057 of amortization of debt discounts and $167 related to interest and loan costs.  In the 2013 period, the majority of interest charges were related to the MidMarket debt.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $8,642 for three-month period ended September 30, 2014, as compared to net income attributable to common stockholders of $1,299 for the three months ended September 30, 2013. The loss attributable to common stockholders was due to increased operating expenses of $4,441 related to the acquisitions of IPC and RentVM, the purchase of certain assets and non-controlling interest, stock compensation expense, goodwill impairment charges of $3,761, increases in interest expense of $1,694 due to additional debt financing and losses incurred on converting and extinguishing debt of $587. These changes were offset by increases of gross profit of $778 and gains on derivative liabilities of $1,658.

Results of Operations – Nine months ended September 30, 2014 and 2013

Revenues:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$15,660	$13,152	$2,508	19%
Professional services	20,699	26,412	(5,713)	-22%
Cloud and managed services	16,102	-	16,102	N/M
Total	$52,461	$39,564	$12,897	33%

Revenues for the nine-month period ended September 30, 2014 increased by $12,897, or 33%, to $52,461, as compared to $39,564 for the corresponding period in 2013. The increases in revenues resulted primarily from our acquisitions included in our cloud and managed services segment. Professional services revenue declined in the nine months ended September 30, 2014 compared to the same period in 2013, as a significant customer delayed some of the work to be performed by our company. During the nine-month period ended September 30, 2013, all of our revenue was derived from our applications and infrastructure and our professional services, while for the nine-month period ended September 30, 2014, 30% of our revenues was derived from our applications and infrastructure segment, 39% was derived from our professional services segment and 31% was derived from our cloud and managed services segment.

Cost of revenue and gross margin:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$10,048	$7,216	$2,832	39%
Gross profit	$5,612	$5,937	$(325)	-5%
Gross profit percentage	36%	45%

Professional services
Cost of revenue	$15,439	$20,905	$(5,466)	-26%
Gross profit	$5,260	$5,506	$(246)	-4%
Gross profit percentage	25%	21%

Cloud and managed services
Cost of revenue	$11,937	$-	11,937	N/M
Gross profit	$4,165	$-	4,165	N/M
Gross profit percentage	26%	0%

Total
Cost of revenue	$37,424	$28,121	$9,303	33%
Gross profit	$15,037	$11,443	$3,594	31%
Gross profit percentage	29%	29%

Cost of revenue for the nine-month periods ended September 2014 and 2013 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. As discussed above, a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue increased by $9,303, or 33%, for the nine-month period ended September 30, 2014, to $37,424, as compared to $28,121 for the same period in 2013. The increase in cost of revenue was attributable to our acquisitions in April 2013, January 2014 and February 2014, as well as lower cost of revenues related to our professional services segment. Costs of revenue as a percentage of revenues were 71% for the nine-month periods ended September 30, 2014 and 2013.

Our gross profit percentage was 29% for the nine-month periods ended September 30, 2014 and 2013. The steady gross profit percentage was due to additional margin provided by our recent acquisitions, which was partially offset by declining margins within our applications and infrastructure segment.

Salaries and wages:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$1,750	$2,244	$(494)	-22%
Percentage of total revenue	3%	6%

Professional services	$3,448	$2,538	$910	36%
Percentage of total revenue	7%	6%

Cloud and managed services	$5,662	$-	$5,662	N/M
Percentage of total revenue	11%	0%

Corporate	$1,984	$182	$1,802	990%
Percentage of total revenue	4%	0%

Total	$12,844	$4,964	$7,880	159%
Percentage of total revenue	24%	13%

For the nine-month period ended September 30, 2014, salaries and wages increased $7,880 to $12,844 as compared to approximately $4,964 for the same period in 2013. The increase primarily was due to the acquisitions we completed in 2013 and 2014, which accounted for $6,438 of the $12,844 of expense. Salaries and wages increased in corporate expenses for the nine months ended September 30, 2014 compared to the same period in 2013, primarily as a result of stock-based compensation of $1,816 in 2014. Salaries and wages were 24% of revenue in the nine-month period ended September 30, 2014, as compared to 13% for the same period in 2013. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Dollars	Percentage
Applications and infrastructure	$1,461	$976	$485	50%
Percentage of total revenue	3%	2%

Professional services	$1,025	$1,238	$(213)	-17%
Percentage of total revenue	2%	3%

Cloud and managed services	$1,318	$-	$1,318	N/M
Percentage of total revenue	3%	0%

Corporate	$4,456	$2,110	$2,346	111%
Percentage of total revenue	8%	5%

Total	$8,260	$4,324	$3,936	91%
Percentage of total revenue	16%	11%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $3,936, or 91%, to $8,260 in the nine-month period ended September 30, 2014, as compared to $4,324 in the comparable period of 2013. The increase was primarily the result of acquisition-related costs, as well as an increase in overhead expenses relating to the acquisitions we completed in 2014. General and administrative expenses increased to 16% of revenues in the nine-month period ended September 30, 2014, from 11% in the comparable period in 2013.

Interest Expense:

Interest expense for the nine-month periods ended September 30, 2014 and 2013 was $9,388 and $3,109, respectively. The expense incurred in the 2014 period primarily related to interest expense of $2,385 related to the related-party loans and 12% debentures, $5,837 of amortization of debt discounts and $1,166 related to interest and loan costs related to the 12% debentures and PNC Bank revolving credit facility.  In the 2013 period, the majority of interest charges were related to the MidMarket debt.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $11,952 for nine-month period ended September 30, 2014, as compared to net loss attributable to common stockholders of $1,067 for the nine months ended September 30, 2013. The increase in the loss attributable to common stockholders was due to increased operating expenses of $8,966 related to the acquisitions of IPC and RentVM, the purchase of certain assets and non-controlling interest, increased stock compensation expense of $1,659, goodwill impairment charges of $3,761, increases in interest expense of $6,279 due to additional debt financing, losses incurred on converting and extinguishing debt of $12,135 related to the MidMarket loan and 12% debentures, and $2,385 due to losses on conversion of the Forward Investments debt. These changes were offset by increases in gross profit of $3,594 and gains on derivative liabilities of $24,519.

Liquidity and Capital Resources

At September 30, 2014, we had a working capital deficit of $13,437, as compared to working capital of $4,197 at December 31, 2013.

We have been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segment of our business. As a result, we have generated losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through December 31, 2015, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level which more appropriately matches then-current revenue and expense levels. We are also evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related party and third party debt by converting such debt into common shares. Our management believes that these actions will enable us to meet our liquidity requirements through December 31, 2015. There is no assurance that we will be successful in any capital raising efforts that we may undertake to fund operations during 2014 and 2015.

Our future capital requirements will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We plan to generate positive cash flow from our recently-completed acquisitions to address some of our liquidity concerns.  However, to execute our business plan, service our existing indebtedness and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect.  We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

We had capital expenditures of $91 and $54 for the three-month periods ended September 30, 2014 and 2013, respectively, and $302 and $99 for the nine-month periods ended September 30, 2014 and 2013, respectively.  We expect our capital expenditures for the 12 months ending September 30, 2015 to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment.  We expect to fund such capital expenditures out of our working capital.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

Net cash used in operating activities for the nine months ended September 30, 2014 was $9,040, which included $2,559 in stock compensation charges, increased charges related to amortization of debt discount and deferred issuance costs of $7,003, gains on the fair value of derivative liabilities of $24,931, losses on extinguishment of debt and debt restructuring charges of $12,135, losses on the fair value of conversion features of $2,385, goodwill impairment charges of $3,761, and changes in accounts receivable, inventory, other assets, and accounts payable and accrued expenses of $2,888. Net cash provided by operating activities for the nine months ended September 30, 2013 was $1,496, which was comprised primarily of changes in accounts receivable, other assets, accounts payable and accrued expenses and non-cash charges related to depreciation and amortization, issuances of convertible notes receivable, shares issued for waiver of debt covenants, and changes in deferred taxes.

Net cash used in investing activities for the nine months ended September 30, 2014 was $12,331, which consisted of $302 related to cash payments for the purchase of capital equipment and $12,029 of cash payments related to our acquisitions of IPC and RentVM and the purchase of certain assets and non-controlling interest in Nottingham. Net cash used in investing activities for the nine months ended September 30, 2013 was $333, which was related to cash paid for the purchase of capital equipment, issuance of notes receivable and consideration paid for acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $6,090, which resulted from proceeds from related-party borrowings of $7,520 and third-party borrowings of $12,316, which were partially offset by the repayments of notes and loans payable of $12,868 and the settlement of contingent consideration of $1,779. This is compared to cash provided by financing activities of $1,552 for the nine months ended September 30, 2013, which resulted from third-party and related-party borrowings of $3,286 and $1,436 in repayments of notes and loans payable, as well as $775 related to the sale of preferred stock.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

In March 2014, a complaint was filed in the United States District Court for the District of New Jersey against our company, our Chairman of the Board and Chief Executive Officer, Mark Munro, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between November 5, 2013 and March 17, 2014. The complaint alleges violations by the defendants (other than Mark Munro) of Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of our common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleges that Mr. Munro and our company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.  On November 3, 2014, the United States District Court for the District of New Jersey issued an order appointing Robbins Geller Rudman & Dowd LLP as lead plaintiffs’ counsel and Cohn Lifland Pearlman Herrmann & Knopf LLP as liaison counsel for the pending actions.  The lead plaintiffs have advised us of their intention to file an amended complaint in January 2015.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Since July 1, 2014, we have issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On July 3, 2014, we issued an aggregate of 44,025 shares of common stock upon conversion of $250,000 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $30,000, which shares were valued at $6.22 per share.

On July 11, 2014, we issued an aggregate of 36,164 shares of common stock upon conversion of $200,000 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $30,000, which shares were valued at $6.25 per share.

On July 14, 2014, we issued an aggregate of 23,585 shares of common stock upon conversion of $132,000 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $18,000, which shares were valued at $5.99 per share.

On July 18, 2014, we issued an aggregate of 12,561 shares of common stock upon conversion of $41,667 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $38,221, which shares were valued at $6.17 per share.

On July 21, 2014, we issued an aggregate of 146,083 shares of common stock upon conversion of $823,437 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $105,649, which shares were valued at $5.66 per share.

On July 24, 2014, we issued an aggregate of 189,990 shares of common stock upon conversion of $1,145,833 aggregate principal amount of Convertible Debentures and interest thereon in the amount of $62,500, which shares were valued at $5.72 per share.

On July 24, 2014, we issued an aggregate of 38,620 shares of common stock to 12 of our employees under our 2012 Incentive Compensation Plan.

On July 24, 2014, we issued an aggregate of 101,440 shares of common stock to seven note holders in settlement of outstanding accrued interest payments.

On July 24, 2014, we issued an aggregate of 7,500 shares of common stock in consideration of consulting services, which shares were valued at $5.43 per share.

On July 24, 2014, we issued an aggregate of 25,000 shares of common stock to an officer in consideration of an acquisition of a 40% ownership interest in Nottingham Enterprises.

On August 4, 2014, we issued an aggregate of 78,110 shares of common stock to five of our employees under our 2012 Incentive Compensation Plan.

On August 4, 2014, we issued an aggregate of 40,241 shares of common stock in consideration of consulting services, which shares were valued at $4.89 per share.

On August 28, 2014, we issued an aggregate of 366,000 shares of common stock to 50 of our employees under our 2012 Incentive Compensation Plan.

On August 28, 2014, we issued an aggregate of 16,821 shares of common stock to compensate the three independent directors serving on our board of directors, which shares were valued at $5.19 per share.

On August 28, 2014, we issued an aggregate of 490,445 shares of common stock to five former owners of AW Solutions for settlement of the earn-out and other considerations, which shares were valued at $5.19 per share.

On October 8, 2014, we issued an aggregate of 860,000 shares of common stock to convertible note holders, which shares were valued at $5.00 per share.

On October 20, 2014, we issued an aggregate of 8,838 shares of common stock to convertible debt holders, which sales were valued at $5.00 per share.

On October 9, 2014, we issued an aggregate of 1,008,690 shares of common stock for the acquisition of Vaultlogix, which shares were valued at $3.90 per share.

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

INTERCLOUD SYSTEMS, INC.

November 13, 2014	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

