Form 10-K
period 2014-12-31
INTERCLOUD SYSTEMS, INC.
filed 2015-03-23
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-32037

InterCloud Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0963722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1030 Broad Street

Suite 102

Shrewsbury, NJ 07702

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (732) 898-6308

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $56,377,503 as of June 30, 2014, based on the $6.59 closing price per share of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 16, 2015 was 19,446,199.

Documents Incorporated by Reference:  None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2014

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

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

PART I

ITEM 1.          BUSINESS

Overview

We are a single-source provider of end-to-end IT and next-generation network solutions to the telecommunications service provider (carrier) and corporate enterprise markets through cloud platforms and professional services. We offer cloud and managed services, professional consulting and staffing services, and voice, data and optical solutions to assist our customers in meeting their changing technology demands. Our cloud and managed services group offers enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing to us rather than the capital expense model that has dominated in recent decades in IT infrastructure management. Our professional services group offers a broad range of solutions to enterprise and service provider customers, including application development teams, analytics, project management, program management, unified communications, network management and field support services on a short and long-term basis. Our applications and infrastructure division offers enterprise and service provider customers specialty contracting services, including engineering, design, installation and maintenance services, that support the build-out and operation of some of the most advanced small cell, Wi-Fi and distributed antenna system (DAS) networks. We believe the migration of these complex networks from proprietary hardware-based solutions to software-defined networks (SDN) and cloud-based solutions provides our company a significant opportunity as we are one of only a few industry competitors that can span across both the legacy and next-generation networks that are actively being designed and deployed in the marketplace. We also believe we are in a position to assist our customers by offering competitive cloud and SDN solutions from a single source, while also maintaining our customers’ legacy hardware-based solutions.

We provide the following categories of offerings to our customers:

●	Cloud and Managed Services. Our cloud-based service offerings include platform as a service (PaaS), infrastructure as a service (IaaS), database as a service (DbaaS), and software as a service (SaaS). Our cloud services encompass public, private and hybrid cloud offerings within compute, network and storage. In addition, our easy-to-use, intuitive portal assists customers in migrating through an extensive app store and allows customers quickly to add or subtract applications and services. Our experience in system integration and solutions-centric services helps our customers quickly to integrate and adopt cloud-based services. In addition, our managed-services offerings include network management, 24x7x365 monitoring, security monitoring, storage and backup services.

●	Applications and Infrastructure. We provide an array of applications and services throughout North America and internationally, including unified communications, interactive voice response (IVR) and SIP-based call centers. We also offer structured cabling and other field installations. In addition, we design, engineer, install and maintain various types of Wi-Fi and wide-area networks, DAS networks, and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and applications teams support the deployment of new networks and technologies, as well as expand and maintain existing networks. We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks.

●	Professional Services. We provide consulting and professional staffing solutions to the service-provider and enterprise market in support of all facets of IT and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services. We leverage our international recruiting database, which includes more than 70,000 professionals, for the rapid deployment of our professional services. On a weekly basis, we deploy hundreds of telecommunications professionals in support of our worldwide customers.

Our Recent Acquisitions

We continue to grow and expand our service offerings and geographic reach through strategic acquisitions. Since January 1, 2013, we have completed the following acquisitions:

●	AW Solutions, Inc. In April 2013, we acquired AW Solutions, Inc. and AW Solutions Puerto Rico, LLC, or collectively AW Solutions, a professional, multi-service line, telecommunications infrastructure company that provides outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, architectural and engineering services, program management and other technical services. The acquisition of AW Solutions broadened our suite of services and added new customers to which we can cross-sell our other services.

●	Integration Partners-NY Corporation. In January 2014, we acquired Integration Partners-NY Corporation, IPC, a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises and telecommunications service providers. We believe the acquisition of IPC will support the cloud and managed services aspect of our business, as well as improve our systems integration and applications capabilities.

●	RentVM, Inc. In February 2014, we acquired RentVM, Inc., or RentVM, a New Jersey-based provider of infrastructure-as-a-service IaaS, Platform as a service, PaaS and SaaS technology to SMB, enterprise, and carrier customers across all major verticals. IaaS, PaaS and SaaS allow customers to run their applications on RentVM equipment without the customer purchasing capital equipment. In a private, public, or hybrid cloud environment. RentVM expands our cloud and managed services capabilities by providing us a software defined data center (SDDC) platform to offer enterprise-grade cloud computing solutions.

●	VaultLogix, LLC. In October 2014, we acquired VaultLogix, LLC, Data Protection Services, LLC and U.S. Data Security Acquisition, LLC, or collectively VaultLogix, leading providers of cloud backup services to nearly 10,000 businesses around the world. VaultLogix safeguards a wide range of enterprise-class operating systems and applications through its unique combination of encryption, block-level data duplication and compression. In addition, through its partner program, VaultLogix offers software branding, a robust partner portal and dedicated account management. We believe the acquisition of VaultLogix will broaden our suite of cloud service offerings by adding VaultLogix’s cloud backup services to our wide range of cloud services, including IaaS, virtual desktop, hosted exchange, disaster recovery in the cloud and file sharing, and will add new customers and resellers to which we can cross-sell our other services.

Our Industry

Advances in technology architectures have supported the rise of cloud computing, which enables the delivery of a wide variety of cloud-based services, such as platform as a service (PaaS), infrastructure as a service (IaaS), database as a service (DbaaS), and software as a service (SaaS). Today, mission-critical applications can be delivered reliably, securely and cost-effectively to our customers over the internet without the need to purchase supporting hardware, software or ongoing maintenance. The lower total cost of ownership, better functionality and flexibility of cloud applications represent a compelling alternative to traditional on-premise solutions. As a result, enterprises are increasingly adopting cloud services to rapidly deploy and integrate applications without building out their own expensive infrastructure and to minimize the growth of their own IT departments and create business agility by taking advantage of accelerated time-to-market dynamics.  Gartner, Inc. a leading IT research and advisory company, expects total cloud spending to increase from $132 billion worldwide in 2013 to $244 billion in 2017.

According to the U.S. National Institute of Standards and Technology, or the NIST, cloud computing is on-demand network access to a shared pool of configurable computing resources (e.g., networks, servers, storage, applications and services) that can be rapidly provisioned and released with minimal management and effort and service provider interaction. The NIST has identified five essential characteristics of cloud computing:

●	on-demand service;

●	broad network access;

●	resource pooling;

●	rapid elasticity; and

●	measured service

Cloud computing can generally be offered across the following four different deployment or service models:

●	Platform as a Service. PaaS allows users to develop their own web-based applications or to customize existing applications using one or more programming languages and development tools.

●	Infrastructure as a Service. IaaS allows customers to access the equipment and hardware needed to perform computing operations, including storage, processing and networking components.

●	Database as a Service. DbaaS consists of a service that is managed by a cloud operator (public or private) that supports applications, without the application team assuming responsibility for traditional database administration functions. With a DBaaS, the application developers need not be database experts, nor should they have to hire a database administrator to maintain the database.

●	Software as a Service. SaaS consists of firms offering the capability to use software applications that are housed off of the user’s premises. This software is differentiated from the traditional software programs that are resident on and used in stand-alone computing environments.

Generally, there are three deployment models through which cloud services are provided:

●	Private Clouds – exclusive to a single user.

●	Public or Community Clouds – available to the general public or shared by large, diverse groups of customers.

●	Hybrid Clouds – combined public and private elements in the same data center.

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

The increased movement by enterprise businesses of their information technology services, applications and infrastructure to a cloud-based architecture will cause market revenue in this segment to surge by a factor of three from 2011 to 2017, according to a January 2014 IHS Technology report entitled “Cloud & Big Data Report - A Paradigm Shift in the ICT Industry 2013.”  According to that same report, global business spending for infrastructure and services related to the cloud will reach an estimated $174.2 billion this year, up 20% from $145.2 billion in 2013.  In a sign of the market’s strength, strong spending growth will continue during the next few years as enterprises race to come up with their own cloud-storage solutions.  By 2017, enterprise spending on the cloud will amount to a projected $235.1 billion.

The Cisco® Internet Business Solutions Group, or IBSG, believes that there is a significant opportunity for service providers as well. IBSG projects a more than $60 billion direct mobile cloud service opportunity worldwide by 2016, with an additional cloud pull-through market of $335 billion.

Cloud spending is expected to rise across United States federal agencies as well.   A report by International Data Corporation, or IDC, titled Government Insight (September 2013) projects a rise in cloud government spending after fiscal year 2014.  According to such report, Infrastructure as a service (IaaS) and private cloud in particular will lead government investment.  Federal private cloud services spending is expected to reach $1.7 billion in fiscal year 2014, reaching $7.7 billion by 2017.

Increased functionality and proliferation of data through the usage of smart phones, tablets and other mobile devices has resulted in the significant adoption of such devices within corporate enterprises. According to IDC, there were 1.4 billion mobile internet users worldwide in 2013, and there will be 2.3 billion in 2017.  According to Forrester Research, Inc. (2013 Mobility Workforce Adoption Trends) the number of “anytime, anywhere information workers”- those who use three or more devices, work from multiple locations, and use many apps - has risen from 23% of the global workforce in 2011 to 29% in 2012.  According to Gartner, the number of tablets sold has grown at a compound annual growth rate of 97% between 2010 and 2014 worldwide, and is expected to surpass personal computers by annual number of units sold in 2016.

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

Our Competitive Strengths

We believe our market advantages center around our cloud-based applications and services portfolio and positioning.  As a true infrastructure 2.0 provider, we add value by enabling applications and services while helping to contain costs.  Customers now demand a partner that can provide end-to-end IT solutions, that offers a solution that allows the customer to move IT expenditures from capital costs to operating costs, and that offers the customer greater elasticity and the ability to rapidly deploy enterprise applications.  We believe our strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in our target markets:

●	Single-Source Provider of Cloud and Managed Services Applications and Infrastructure to Enterprise and Service Providers.

●	Customizable Cloud Integration Services. We offer a wide spectrum of flexible and customizable cloud solutions for our customers. We differentiate our services by our ability to plan and customize a wide variety of cloud solutions for each customer.

●	Totally Secure Private and Hybrid Cloud Architectures. While many cloud companies only offer public cloud services, leaving great risks of security challenges within a network, our ability to customize private and hybrid cloud architecture, with multiple levels of security, mitigates these risks.

●	Licensed and Open Source SaaS Portfolio. Our software as a service (SaaS) business utilizes top licensed software in the marketplace, including offerings from Microsoft, Hewlett Packard and Citrix. In addition, we utilize open source platforms that our skilled applications team can customize to fit our customers’ requirements.

●	Established Customer Relationships

●	Vertical Market Compliance. Our customer list includes relationships in many vertical markets, such as healthcare, finance and retail, which are specifically sensitive to industry compliance. Proficiency with standards such as HIPAA, PCI and Ssae16 are essential. In addition, our applications specialists support customer requirements for unified communication competencies, call center, interactive voice response (IVR) and video applications.

●	Service Provider Relationships. We have established relationships with many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others. Our current customers include Ericsson Inc., Verizon Communications Inc., Alcatel-Lucent USA Inc., Century Link, Inc., AT&T Inc. and Hotwire Communications.

●	Long-Term Master Service Agreements. We have over 30 master service agreements with service providers and OEMs. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships and a proven ability to execute.

●	Global Professional Services

●	Engineering talents. Our geographical reach and vast engineering talents enable our customers to take advantage of our end-to-end solutions and one-stop shopping.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry in which a shortage of skilled labor is often a key limitation for our customers and competitors alike. We own and operate an actively-maintained database of more than 70,000 telecom and IT personnel. We also employ highly-skilled recruiters and utilize an electronic hiring process that we believe expedites deployment of personnel and reduces costs. We believe this access to a skilled labor pool gives us a competitive edge over our competitors as we continue to expand.

●	Strong Senior Management Team with Proven Ability to Execute. Our highly-experienced management team has deep industry knowledge and brings an average of over 25 years of individual experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

Our Growth Strategy

Under the leadership of our senior management team, we intend to build our sales, marketing and operations groups to support our rapid growth while focusing on increasing operating margins.  While organic growth will be a main focus in driving our business forward, acquisitions will play a strategic role in augmenting existing product and service lines and cross-selling opportunities.  We are pursuing several strategies, including:

●	Expand Our Cloud-Based Service Offerings. The IT and telecommunications industries have been undergoing a massive shift in recent years from proprietary hardware solutions to software-defined networking (SDN), network function virtualization (NFV), and delivered with a meta orchestrated cloud-based solution. This shift is being driven by many converging issues, including the ‘consumerization’ of IT, BYOD (bring your own device), meta orchestration of complex networks, video growth and the acceptance of open source network architecture. We are building a company that can manage the existing network infrastructures of the largest domestic and international corporations and service providers while also delivering a broad range of enterprise-grade cloud solutions. We believe the ability to provide such services is a critical differentiator as we already have relationships with many potential customers by offering services through our three operating divisions -- applications and infrastructure, professional services, and cloud and managed services. Each of our three operating divisions intends to continue to expand by offering additional cloud services, such as cloud management of Wi-Fi and DAS networks, on a virtualized wireless controller running on our cloud rather than installed throughout a corporate network, allowing better controls and cost savings for clients. We expect to expand the service offerings of our professional services division to include services to support the roll-out of SDN and cloud solutions teams and to market such services to both the service provider and enterprise markets. These new service offerings are expected to create a new market for professional services as customers in those markets typically do not have next-generation network professionals on staff. We expect these new service offerings to be a significant growth opportunity in each of those multi-billion-dollar global markets. Industry experts project that cloud-based IT and telecom solutions will outpace traditional hardware sales by 2016, which supports our strategy and growth plans.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services or expand our geographic reach. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work in-house as a prime contractor for our clients, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger contracts. We believe there are many potential acquisition candidates in the high-growth cloud computing space, the fragmented professional services markets, and in the applications and infrastructure arena.

●	Aggressively Expand Our Organic Growth Initiatives. Our customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients by marketing additional cloud and SDN service offerings to them, as well as by extending services to existing customers in new geographies.

●	Expand Our Relationships with New Service Providers. We plan to expand new relationships with cable broadband providers, competitive local exchange carriers (CLECs), integrated communication providers (ICs), competitive access providers (CAPs), network access point providers (NAPs) and integrated communications providers (ICPs). We believe that the business model for the expansion of these relationships, leveraging our core strength and array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and improve operating margins.

Our Services

We provide cloud- and managed-service-based platforms, professional services, applications and infrastructure to both the telecommunications industry and corporate enterprises.  Our cloud-based and managed services and our engineering, design, construction, installation, maintenance and project staffing services support the build-out, maintenance, upgrade and operation of some of the most advanced fiber optic, Ethernet, copper, wireless and satellite networks.  Our breadth of services enables our customers to selectively augment existing services or to outsource entire projects or operational functions. We divide our service offerings into the following categories of services:

●	Cloud and Managed Services. We provide integrated cloud-based solutions that allow organizations around the globe to migrate and integrate their applications into a public, private or hybrid cloud environment. We combine engineering expertise with white glove service and support to maintain and support these complex global networks. We provide traditional hardware solutions and applications, cloud-based solutions and professional staffing services, which work as a seamless extension of a telecommunications service provider or enterprise end user.

●	Applications and Infrastructure. We provide an array of applications and services, including unified communications, voice recognition and call centers, as well as structured cabling, field installations and other IT and telecom infrastructure solutions. Our design, engineering, installation and maintenance of various types of local and wide-area networks, DAS systems, and other broadband installation and maintenance services augment ILECs, telecommunications OEMs, cable broadband MSOs and large end-users. Our services and applications support the deployment of new networks and technologies, as well as expand and maintain existing networks. We also sell hardware and applications for the leading OEMs that support voice, data and optical networks.

●	Applications. We apply our expertise in networking, converged communications, security, data center solutions and other technologies utilizing our skills in consulting, integration and managed services to create customized solutions for our enterprise customers. We provide applications for managed data, converged services (single and multiple site), voice recognition, session initiation protocol (SIP trunking-Voice Over IP, streaming media and unified communication (UC)) collocation services and others. These applications can be serviced at our customers’ premises or in our cloud solutions.

●	Professional Services. Our global professional services organization offers on customer premise or off-premise IT and Cloud solutions consulting, design, engineering, integration, implementation and ongoing support of all solutions offered at InterCloud. Our global footprint is a differentiating factor for national and international based customers needing a broad range of IT/Cloud technical expertise for management of their legacy and next generation IT networks.

Customers

Our customers include many Fortune 1000 enterprises, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, Sprint Nextel Corporation and AT&T.

Our top four customers, Ericsson, Inc., Crown Castle, Andrew Solutions, and Dell, accounted for approximately 33% of our total revenues in the year ended December 31, 2014. Our top four customers, Ericsson, Inc., Crown Castle, NX Utilities and Uline, accounted for approximately 57% of our total revenues in the year ended December 31, 2013. Ericsson, Inc. and its affiliates, as an OEM provider for seven different carrier projects, accounted for approximately 15% and 41% of our total revenues in the years ended December 31, 2014 and 2013, respectively.

A substantial portion of our revenue is derived from work performed under multi-year master service agreements and multi-year service contracts.  We have entered into master service agreements MSAs, with numerous service providers and OEMs, and generally have multiple agreements with each of our customers.  MSAs are awarded primarily through a competitive bidding process based on the depth of our service offerings, experience and capacity. MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks, but do not require our customers to purchase a minimum amount of services.  To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers.  Most of our MSAs may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether we are then in default.  In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any prior notice.  Our cloud-managed service offerings have multi-year agreements and provide the customers with service level commitments. This is one of the fastest growing portions of our business.

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

Employees

As of December 31, 2014, we had 479 full-time employees and four part-time employees, of whom 79 were in administration and corporate management, 14 were accounting personnel, 31 were sales personnel and 359 were technical and project managerial personnel.

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

We intend to continue pursuing growth through the acquisition of companies or assets to expand our product offerings, project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger contracts.  However, we may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all.  Moreover, any completed acquisition may not result in the intended benefits.  For example, while the historical financial and operating performance of an acquisition target are among the criteria we evaluate in determining which acquisition targets we will pursue, there can be no assurance that any business or assets we acquire will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results.  Any such failure could adversely affect our business, financial condition or results of operations.  In addition, any completed acquisition may not result in the intended benefits for other reasons and our acquisitions will involve a number of other risks, including:

●	We may have difficulty integrating the acquired companies;

●	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	We may not realize the anticipated cost savings or other financial benefits we anticipated;

●	We may have difficulty applying our expertise in one market to another market;

●	We may have difficulty retaining or hiring key personnel, customers and suppliers to maintain expanded operations;

●	Our internal resources may not be adequate to support our operations as we expand, particularly if we are awarded a significant number of contracts in a short time period;

●	We may have difficulty retaining and obtaining required regulatory approvals, licenses and permits;

●	We may not be able to obtain additional equity or debt financing on terms acceptable to us or at all, and any such financing could result in dilution to our stockholders, impact our ability to service our debt within the scheduled repayment terms and include covenants or other restrictions that would impede our ability to manage our operations;

●	We may have failed to, or be unable to, discover liabilities of the acquired companies during the course of performing our due diligence; and

●	We may be required to record additional goodwill as a result of an acquisition, which will reduce our tangible net worth.

Any of these risks could prevent us from executing our acquisition growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

We may be unable to successfully integrate our recent and future acquisitions, which could adversely affect our business, financial condition, results of operations and prospects.

We acquired several companies over the past 24 months, including AW Solutions in April 2013, IPC in January 2014, RentVM in February 2014 and VaultLogix in October 2014. The operation and management of recent acquisitions, or any of our future acquisitions, may adversely affect our existing income and operations or we may not be able to effectively manage any growth resulting from these transactions.  Before we acquired these companies, each of these companies operated independently of one another.  Until we establish centralized financial, management information and other administrative systems, we will rely on the separate systems of these companies, including their financial reporting systems.

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

During the years ended December 31, 2014 and 2013, we derived approximately 36% and 65%, respectively, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services.  The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default.  In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

These agreements typically do not require our customers to assign a specific amount of work to us until a purchase order or statement of work is signed.  Consequently, projected expenditures by customers are not assured until a definitive purchase order or statement of work is placed with us and the work is completed.  Furthermore, our customers generally require competitive bidding of these contracts.  As a result, we could be underbid by our competitors or be required to lower the prices charged under a contract being rebid.  The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect our business or results of operations.

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Ericsson Inc. and its affiliates accounted for approximately 15% of our total revenues in the year ended December 31, 2014 and 41% of our total revenues in the year ended December 31, 2013. Our top four customers, Ericsson, Crown Castle, Andrew Solutions, and Dell, accounted for approximately 33% of our total revenues in the year ended December 31, 2014. Our top four customers, Ericsson, Inc., Crown Castle, NX Utilities and Uline, accounted for approximately 57% of our total revenues in the year ended December 31, 2013. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

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

It is generally very difficult to predict whether and when new contracts will be offered for tender because these contracts frequently involve a lengthy and complex design and bidding process that is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals.  Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.  Such delays, if they occur, could adversely affect our operating results for current and future periods until the affected contracts are completed.

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

Because some of our work is performed outdoors, our business is impacted by extended periods of inclement weather and is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur.  Generally, inclement weather is more likely to occur during the winter season, which falls during our first and fourth fiscal quarters.  Additionally, adverse weather conditions can result in project delays or cancellations, potentially causing us to incur additional unanticipated costs, reductions in revenues or the payment of liquidated damages.  In addition, some of our contracts require that we assume the risk that actual site conditions vary from those expected.  Significant periods of bad weather typically reduce profitability of affected contracts, both in the current period and during the future life of affected contracts, which can negatively affect our results of operations in current and future periods until the affected contracts are completed.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock.  We incurred losses from operations of $18.6 million and $6.3 million in the years ended December 31, 2014 and 2013, respectively. In addition, we incurred a net loss attributable to common stockholders of $18.8 million and $25.4 million in the years ended December 31, 2014 and 2013, respectively.  We may continue to incur operating and net losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section.  If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. We cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future.  If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the year ended December 31, 2014, our management team identified material weaknesses relating to(i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions we enter into. Our management also has concluded that our disclosure controls and procedures are not effective such that the information relating to our company required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We have taken steps in 2014 such as hiring a new CFO and additional accounting staff who have a background and knowledge in the application of U.S. GAAP. We plan to continue to take additional steps, to remediate these material weaknesses for the year ending December 31, 2015 to improve our financial reporting systems and implement new policies, procedures and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Lawsuits filed against us, if decided in the plaintiffs’ favor, may result in the payment of cash damages that could adversely affect our financial position and liquidity.

In March 2014, a purported class action suit was filed  in the United States District Court for the District of New Jersey against our company, our Chairman of the Board and Chief Executive Officer, Mark Munro, and certain other defendants alleging violations by the defendants (other than Mr. Munro) of Section 10(b) of the Exchange Act and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of our common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleges that Mr. Munro and our company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs. In January 2015, the plaintiff amended the complaint to add certain other third-party defendants.

In January 2015, a suit was filed in the United States District Court of the Southern District of New York against our company, Mr. Munro and Daniel J. Sullivan, our Chief Accounting Officer and former Chief Financial Officer, alleging, among other claims, our breach of contract due to our failure to pay certain post-closing purchase price payments to the sellers of IPC in connection with our purchase of IPC in January 2014, and that Messrs. Munro and Sullivan intentionally interfered with such contractual obligations.

As of the date of this report, we have not submitted our response to either complaint. We deny the allegations in each complaint and are proceeding to vigorously defend the suits. However, as the outcome of litigation is inherently uncertain, it is possible that the plaintiffs in one or both actions will prevail no matter how vigorously we defend ourselves, which could result in significant compensatory damages on the part of our company and Mr. Munro or Mr. Sullivan.  Any such adverse decision in such actions could have a material adverse effect on our financial position and liquidity and on our business and results of operations.  In addition, regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

We have received subpoenas in the SEC investigation now known as “In the Matter of Certain Stock Promotions,” the consequences of which are unknown.

As disclosed in Item 3. Litigation, below, on May 21, 2014 we received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation now known as “In the Matter of Certain Stock Promotions,” and that the subpoena was issued as part of an investigation as to whether certain investor relations firms and their clients engaged in market manipulation. The SEC’s subpoena and accompanying letter did not indicate whether we are, or are not, under investigation. We have produced documents in response to that subpoena and several additional subpoenas from the SEC in connection with that matter and provided testimony to the SEC. The SEC may in the future require us to produce additional documents or information, or seek testimony from other members of our management team.

We are unaware of the scope or timing of the SEC’s investigation. As a result, we do not know how the SEC investigation is proceeding, when the investigation will be concluded, or if we will become involved to a greater extent than providing documents and testimony to the SEC. We also are unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position, results of operations, or cash flows. We have not established any provision for losses in respect of this matter In addition, complying with any such future requests by the SEC for documents or testimony could distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. Furthermore, it is possible that we currently are, or may hereafter become a target of the SEC’s investigation. Any such investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an SEC enforcement action. There can be no assurance that any final resolution of this and any similar matters will not have a material adverse effect on our financial condition or results of operations.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2014, we had total indebtedness of approximately $61.4 million, consisting of $0.3 million of bank debt, $36.9 million of convertible debentures and notes payable, $20.7 million of related-party indebtedness and $3.5 million of contingent consideration for our acquisitions.  Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

On September 23, 2013, we entered into a revolving credit and security agreement dated as of September 20, 2013, or the PNC Credit Agreement, among our company, our subsidiaries, as guarantors, and PNC Bank, National Association, or PNC Bank, as agent and a lender, that provided us a revolving credit facility in the principal amount of up to $10.0 million. As of December 31, 2013 and March 31, 2014, we were not in compliance with certain covenants in the PNC Credit Agreement, including covenants relating to the minimum EBITDA requirement and the fixed charge coverage ratio. On April 4, 2014, we terminated the PNC Credit Agreement.  We have in the past also breached certain covenants under another loan agreement that had resulted in various events of default under such agreement, which events of default were either cured or waived by the lenders thereunder.

As of December 31, 2014, we were not, and as of the date of this report, we are not in default of any of the covenants of our outstanding indebtedness.  However, any future breach of any of those covenants could result in defaults or events of default under such indebtedness, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed, together with accrued interest, to be due and payable. An event of default under such indebtedness could also create an event of default under our other debt agreements or securities. If following an event of default we are unable to repay the borrowings or interest then due under our loan agreements, the lenders could proceed against their collateral, if any, and if the indebtedness under any loan agreements or debt securities were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

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

Although we were incorporated in 1999, we were a development stage company with limited operations until 2010.  We experienced rapid and significant expansion in the three years ended December 31, 2014 due to a series of strategic acquisitions.  We acquired three companies in 2012, one company in 2013 and three companies in 2014.

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

We experienced significant growth in recent years, primarily due to our strategic acquisitions. Our total revenues increased to $76.2 million from $51.4 million in the years ended December 31, 2014 and 2013, respectively. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues.  We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our specialty contracting and telecommunications staffing services, increase our sales to existing customers or develop new customers.  However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance.  The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility.  Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the Securities and Exchange Commission (“SEC”);

●	market conditions for providers of services to telecommunications, utilities and cloud services customers;

●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	dilution caused by the conversion into common stock of convertible debt securities or by the exercise of outstanding warrants;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance.  This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all.  In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company.  Our involvement in any class action suit or other legal proceeding, including the existing lawsuits filed against us and described elsewhere in this report, could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings.  As of December 31, 2014, we had 17,910,081 shares of common stock issued and outstanding, of which 9,288,220 shares were restricted securities pursuant to Rule 144 promulgated by the SEC.  The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2014, we also had outstanding $28.6 million aggregate principal amount of convertible notes that were convertible into 3,882,139 shares of common stock and $2.3 million aggregate principal amount of our 12% Convertible Debentures due 2015, or our Convertible Debentures, that also were convertible into shares of our common stock.  However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of the Convertible Debentures because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on the Convertible Debentures depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on the Convertible Debentures in shares of our common stock.  See Note 8 to Notes to our consolidated financial statements in this report.  As of December 31, 2014, there were also outstanding warrants to purchase an aggregate of 1,411,795 shares of our common stock at a weighted-average exercise price of $5.29 per share, all of which warrants were exercisable as of such date, and outstanding options to purchase an aggregate of 175,000 shares of common stock at an exercise price of $3.72 per share, none of which options were exercisable as of such date.  The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock.  The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

Our certificate of incorporation and our bylaws, and certain provisions of Delaware corporate law, as well as certain of our contracts, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

Delaware law, as well as our certificate of incorporation and bylaws, contains anti-takeover provisions that could delay or prevent a change in control of our company, even if the change in control would be beneficial to our stockholders.  These provisions could lower the price that future investors might be willing to pay for shares of our common stock.  These anti-takeover provisions:

●	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	establish a three-tiered classified board of directors requiring that not all members of our board be elected at one time;

●	establish a supermajority requirement to amend our amended and restated bylaws and specified provisions of our amended and restated certificate of incorporation;

●	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

●	establish limitations on the removal of directors;

●	empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

●	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws;

●	provide that our directors will be elected by a plurality of the votes cast in the election of directors;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by our stockholders at stockholder meetings;

●	eliminated the ability of our stockholders to call special meetings of stockholders and to act by written consent; and

●	provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action, actions asserting a breach of fiduciary duty and certain other actions against us or any directors or executive officers.

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

Location	Owned or Leased	User	Size (Sq Ft)
Tuscaloosa, AL	Leased (1)	Rives-Monteiro Engineering, LLC	5,000
Miami, FL	Leased (2)	Tropical Communications, Inc.	6,000
Temple Terrace, FL	Leased (3)	Adex Corporation	2,500
Alpharetta, GA	Leased (4)	Adex Corporation	9,000
Des Plaines, IL	Leased (5)	T N S, Inc.	1,500
Upland, CA	Leased (6)	Adex Corporation	2,047
Naperville, IL	Leased (7)	Adex Corporation	1,085
Alpharetta, GA	Licensed (8)	Adex Corporation	1,000
Longwood, FL	Leased (9)	AW Solutions	7,750
Puerto Rico	Leased (10)	AW Solutions	1,575
Boca Raton, FL	Leased (11)	AW Solutions	1,282
Parsippany, NJ	Leased (12)	Integration Partners – NY Corp.	3,427
Hammond, LA	Leased (13)	VaultLogix, LLC	3,800
Danvers, MA	Leased (14)	VaultLogix, LLC	7,257

(1)	This facility is leased pursuant to a month-to-month lease that provides for monthly rental payments of $1,500 per month.

(2)	This facility is leased pursuant to a month-to-month lease that provides for aggregate rental payments of $1,792 per month.

(3)	This facility is leased pursuant to a 38-month lease that expires in December 2015 and provides for aggregate rental payments of $4,063 per month for the lease term.

(4)	This facility is leased pursuant to a 36-month lease that expired in April 2014 and was renewed for an additional 12 months through April 2015. The lease provides for aggregate rental payments of $8,956 for the 12-month extension.

(5)	This facility is leased pursuant to a month-to-month lease that provides for monthly payments of $1,136 per month.

(6)	This facility is leased pursuant to a month-to-month lease that provides for aggregate rental payments of $2,252 per month.

(7)	This facility is leased pursuant to a month-to-month lease that provides for aggregate rental payments of $1,673 per month.

(8)	This facility is licensed pursuant to a temporary license terminable by either party upon 30 days prior written notice and provides for aggregate payments of $200 per month. ADEX is also required to reimburse the licensor for its pro rata share of all utilities.

(9)	This facility is leased pursuant to a three-year lease that expires in February 2015 and provides for monthly rental payments of $15,076 for the first year and for a 5% increase in the monthly rental payments in each of the second of third years.

(10)	This facility is leased under a two-year lease that expires on January 1, 2017 and provides for monthly payments of $1,545 for the first year and a 3% increase in the monthly rental payments in the second year.

(11)	This facility is leased pursuant to a five-year lease that expires in August 2019 and provides for monthly base rental payments of $2,030 for the first year of the lease and a 3% annual increase in base rent thereafter plus 1.3% of the operating expenses of the building.

(12)	This facility is leased pursuant to a 48-month lease that expires in October 2017 and provides for aggregate monthly rental payments of $4,998.

(13)	This facility is leased pursuant to a 57-month lease that expires in December 2016 and provides for aggregate monthly rental payments of $8,000.

(14)	This facility is leased pursuant to a 56-month lease that expires in July 2017 and provides for aggregate monthly rental payments of $11,641 for the first 12 months, $11,793 for the next 12 months and $11,944 for the final 12 months.

ITEM 3.          LEGAL PROCEEDINGS.

Pending Litigation

Purported Class Action Suit. In March 2014, a complaint was filed in the United States District Court for the District of New Jersey against our company, our Chairman of the Board and Chief Executive Officer, Mark Munro, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between November 5, 2013 and March 17, 2014. The complaint alleges violations by the defendants (other than Mark Munro) of Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of our common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleges that Mr. Munro and our company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On November 3, 2014, the United States District Court for the District of New Jersey issued an order appointing Robbins Geller Rudman & Dowd LLP as lead plaintiffs’ counsel and Cohn Lifland Pearlman Herrmann & Knopf LLP as liaison counsel for the pending actions. The lead filed an amended complaint in January 2015 adding additional third-party defendants. We filed a motion to dismiss the amended complaint in late January 2015 and the plaintiffs filed a second amended complaint in early March 2015. We filed a motion to dismiss the second amended complaint on March 13, 2015.

IPC-Related Litigation. We acquired IPC in January 2014, and during 2014 advised the sellers of IPC that a post-closing financial audit of IPC’s historical financial statements showed a discrepancy in the adjusted EBITDA of IPC as represented by the sellers. We made a claim for such misrepresentation against a cash portion of the IPC purchase price that remains in escrow. In January 2015, a complaint was filed in the United States District Court of the Southern District of New York against our company, Mr. Munro and Daniel J. Sullivan, our Chief Accounting Officer and former Chief Financial Officer. The complaint alleges, among other claims, our breach of contract, breach of implied covenant of good faith and fair dealing and unjust enrichment relating to our purported failure to pay certain post-closing purchase price payments to the sellers of IPC in connection with our purchase of IPC in January 2014. The complaint also alleges that Messrs. Munro and Sullivan intentionally interfered with such contractual obligations of our company under the related stock purchase agreement between our company and the plaintiffs.   The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. In addition, the complaint seeks specific performance of the enforcement of the terms of the purchase contract and our payment of not less than $2.5 million.  We have not yet filed a response to this litigation.

We intend to dispute these claims and to defend these litigations vigorously.  However, due to the inherent uncertainties of litigation, the ultimate outcome of each of these litigations is uncertain. An unfavorable outcome in either litigation could materially and adversely affect our business, financial condition and results of operations.

SEC Subpoenas

On May 21, 2014, we received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to us as part of an investigation as to whether certain investor relations firms and their clients engaged in market manipulation. The SEC’s subpoena and accompanying letter did not indicate whether we are, or are not, under investigation. We have produced documents in response to that subpoena and several additional subpoenas received from the SEC in connection with that matter and provided testimony to the SEC. We are seeking to cooperate with the SEC and its investigation and are continuing with our production of documents in response to the subpoenas.

We are unaware of the scope or timing of the SEC’s investigation. As a result, we do not know how the SEC investigation is proceeding, when the investigation will be concluded, or if we will become involved to a greater extent than merely responding to the SEC subpoenas or voluntarily participating in depositions. We also are unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation.

Other

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

As of December 31, 2014, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable or reasonably estimable.

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

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$36.00	$8.00
Second Quarter	$13.80	$8.00
Third Quarter	$12.50	$6.00
Fourth Quarter	$18.36	$2.31

Fiscal Year Ended December 31, 2014
First Quarter	$18.13	$6.60
Second Quarter	$8.58	$3.10
Third Quarter	$6.51	$3.92
Fourth Quarter	$4.53	$2.78

As of March 16, 2015, the closing sale price of our common stock, as reported by the NASDAQ Capital Market, was $2.25 per share.

Holders

At March 16, 2015, we had approximately 344 record holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of shares of our common stock authorized for issuance under our 2012 Performance Incentive Plan as of December 31, 2014, which was our only equity compensation plan at such date.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	175,000	$3.72	2,325,000

ITEM 6.          SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for our company for the years ended December 31, 2014 and 2013 that was derived from our audited consolidated financial statements included elsewhere in this report. The financial data set forth below should be read in conjunction with, and are qualified in their entirety by, reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and related notes included elsewhere in this report. All dollar amounts are presented in thousands with the exception of share and per share data.

	For the years ended
	December 31,
	2014	2013
Statement of Operations Data:

Revenues	$76,228	$51,408
Gross profit	20,105	14,128
Operating expenses	38,749	20,468
Loss from operations	(18,644)	(6,340)
Total other expense	(3,343)	(19,074)
Loss from continuing operations before proceeds for (benefit from) income taxes	(21,987)	(25,414)
Benefit from income taxes	(3,169)	(588)
Dividends on preferred stock	-	(1,084)
Net loss attributable to common stockholders	(18,795)	(25,436)
Net loss per share, basic	$(1.49)	$(7.85)
Net loss per share, diluted	$(3.38)	$(7.85)
Basic weighted average shares outstanding	12,619,885	3,240,230
Diluted weighted average shares outstanding	13,004,731	3,240,230

	As of December 31,
	2014	2013
Balance Sheet Data:

Cash	$5,470	$17,867
Accounts receivable, net	19,421	7,822
Total current assets	28,948	28,308
Goodwill and intangible assets, net	90,053	29,846
Total assets	121,357	60,690

Total current liabilities	42,045	24,111
Long-term liabilities	43,072	38,255
Stockholders' equity (deficit)	36,240	(1,676)

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

We were incorporated in 1999, but functioned as a development stage company with limited activities through December 2009.  Until September 2012, substantially all of our revenue came from our specialty contracting services.  In September 2012, we acquired ADEX and TNS, in December 2012, we acquired ERFS and in April 2013, we acquired AW Solutions.

In January 2014, we acquired the operations of IPC, thereby entering the telecommunications hardware and software resale sector as well as expanding our services by adding a hardware and software maintenance division.  In February 2014, we acquired the operations of RentVM, which allowed us entry into the cloud computing sector and expanded the range of products and services provided to our customers.

In 2013, we evaluated our reporting segments and determined that we operated in two reportable segments, specialty contracting services and telecommunication staffing services.  The telecommunication staffing services segment was comprised of the ADEX reporting unit and provided contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients.  Specialty contracting services revenues were derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. Our operating divisions had been aggregated into the two reporting segments due to their similar economic characteristics, products, production methods and distribution methods. The specialty contracting service segment included our AW Solutions, TNS, Tropical and RM Engineering reporting units.

With the acquisitions of IPC and RentVM, we re-evaluated our operating subsidiaries and determined that the IPC and RentVM divisions should be aggregated into one of three reporting segments based on their economic characteristics, products, production methods and distribution methods.  The results of operations of IPC and RentVM are categorized within the cloud and managed services segment.  We also re-evaluated our previously-reported segments and determined that our specialty contracting services segment would be presented as the applications and infrastructure segment.  We also re-evaluated our telecommunication staffing services segment and determined that it would be presented as the professional services segment.

During 2014, we experienced a decline in revenues in our professional services segment due to delays in work from a significant customer in our ADEX operating unit. As a result, we recorded intangible asset impairment expense of $2.4 million and goodwill impairment expense of $1.4 million. We continued to monitor the activities of this operating unit to determine if additional impairments are warranted and determined that there was no additional impairment as of December 31, 2014.

Due to the addition of the cloud and managed services segment in 2014, certain comparative percentages mentioned below in our results of operations for the year ended December 31, 2014 may not be meaningful (N/M).

Our revenue increased from $51.4 million for the year ended December 31, 2013 to $76.2 million for the year ended December 31, 2014.  Our net loss attributable to common stockholders decreased from $25.4 million for the year ended December 31, 2013 to $18.8 million for the year ended December 31, 2014.  As of December 31, 2014, our stockholders’ equity was $36.2 million.  A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years.  We are currently party to numerous master service agreements, and typically have multiple agreements with each of our customers.  Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks.  To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility.  In most cases, a customer may terminate an agreement for convenience with written notice.  The remainder of our services are provided pursuant to contracts for specific projects.  Long-term contracts relate to specific projects with terms in excess of one year from the contract date.  Short-term contracts for specific projects are generally of three to four months in duration.

During 2013 through 2014, a majority of our revenue and expense was generated by our acquired companies. Of the $76.2 million in total revenues in the year ended December 31, 2014, $41.0 million was generated by the companies we acquired in 2014 and 2013.

In 2014, $29.5 million of the total $56.1 million in cost of revenues was incurred by the companies we acquired in 2014 and 2013.

Gross profit generated by the companies we acquired in the years ended December 31, 2014 and 2013 accounted for $11.6 million of our $20.1 million gross profit during the year ended December 31, 2014.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Year Ended December 31,
	2014	2013
Multi-year master service agreements and long-term contracts	36%	65%

The percentage of revenue from long-term contracts varies between periods, depending on the mix of work performed under our contracts. All revenues derived from master service agreements are from customers that are serviced by our applications and infrastructure and professional services segments. The decline in revenues from multi-year master service agreements is due to the addition of our cloud and managed services segment, which does not derive revenues from multi-year master service agreements.

A significant portion of our revenue comes from one large customer within the professional services segment.  The following table reflects the percentage of total revenue from our only customer that contributed at least 10% to our total revenue in either of the years ended December 31, 2014 or 2013:

	Year ended December 31,
	2014	2013
Ericsson, Inc.	15%	41%

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

Our Ability to Integrate Our Acquired Businesses and Expand Internationally.

We have completed seven material acquisitions since January 1, 2012 and plan to consummate additional acquisitions in the near term.  Our success will depend, in part, on our ability to successfully integrate these businesses into our global IT and telecommunications platform. In addition, we believe international expansion represents a compelling opportunity for additional growth over the long-term because of the worldwide need for IT and telecommunications infrastructure.  Our AW Solutions operations in Puerto Rico generated approximately $3.0 million of revenue during 2014.  We plan to expand our global presence either through expanding our current operations or by acquiring subsidiaries with international platforms.

Our Ability to Expand and Diversify Our Customer Base.

Our customers for specialty contracting services consist of leading telephone, wireless, cable television and data companies.  Ericsson Inc. is our principal telecommunications staffing services customer.  Historically, our revenue has been significantly concentrated in a small number of customers.  Although we still operate at a net loss, our revenue in recent years has increased as we have acquired additional subsidiaries and diversified our customer base and revenue streams. The percentage of our revenue attributable to our top 10 customers, as well as our only customer that contributed at least 10% of our revenue in at least one of the years specified in the following table, were as follows:

	Year ended December 31,
	2014	2013
Top 10 customers, aggregate	51%	74%
Customer:
Ericsson, Inc.	15%	41%

Business Unit Transitions.

Since January 1, 2012, we have acquired seven material companies, and each of these acquisitions has either enhanced certain of our existing business units or allowed us to gain market share in new lines of business. For example, our acquisition of TNS in September 2012 extended the geographic reach of our structured cabling and digital antenna system services.  Our acquisition of AW Solutions in April 2013 broadened our suite of services and added new customers to which we can cross-sell our other services.  Our acquisition of IPC in January 2014 improved our systems integration capabilities.  Our acquisition of RentVM in February 2014 expanded our cloud and managed services capabilities by providing us a software-defined data center (“SDDC”) platform to offer enterprise-grade cloud computing solutions.  Our acquisition of VaultLogix in October 2014 broadened our suite of cloud service offerings by adding VaultLogix’s cloud backup services to our wide range of cloud offerings and added new customers to which we can cross-sell our other services.

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

Giving effect to the completion of the VaultLogix acquisition in October 2014 and reflecting the consolidation of the other companies that we acquired in 2014 in our full-year results of operations, we expect our revenues, cost of revenues and operating expenses to increase substantially.  Accordingly, our future results of operations may differ significantly from those described in this report. As a result, the impact of our 2014 acquisitions is not fully reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

We expect these acquisitions to facilitate geographic diversification that should protect against regional cyclicality.  We believe our diverse platform of services, capabilities, customers and geographies will enable us to grow as the market continues to evolve.

The table below summarizes the revenues for each of our reportable segments in the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013
Revenue from:
Applications and infrastructure	$21,957	$18,225
Professional services	$28,811	$33,183
Cloud and managed services	$25,460	$-
As a percentage of total revenue:
Applications and infrastructure	29%	35%
Professional services	38%	65%
Cloud and managed services	33%	-%

Impact of Recently-Completed Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a series of strategic acquisitions.  Since January 1, 2012, we have completed seven material acquisitions.  We expect to regularly review opportunities, and periodically to engage in discussions, regarding possible additional acquisitions.  Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire and successfully integrate companies.

Emerging Growth Company

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

Revenue Recognition.

Our revenues are generated from three reportable segments, applications and infrastructure, professional services, and cloud and managed services.  We recognize revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure segment is comprised of TNS, Tropical, AW Solutions and RM Engineering. Applications and infrastructure services revenues are derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical and RM Engineering provide that payment for our services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

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

AW Solutions also generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized as projects within contracts are completed as of each reporting date.

The revenues of our professional services segment, which is comprised of our ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for our services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under these contracts are generally provided within a month.  Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, we will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2014 and 2013.

ADEX’s Highwire division generates revenue through its telecommunications engineering group which contracts with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. This division of ADEX recognizes revenue using the proportional performance method. Under this method, revenue is recognized as projects within contracts are completed as of each reporting date.

Our applications and infrastructure and cloud and managed services segments sometimes require customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The revenues of our cloud and managed services segment, which is comprised of our RentVM, IPC and VaultLogix subsidiaries, are derived from the operations of IPC and the backup storage revenue from Vaultlogix. Our IPC subsidiary is a value-added reseller the revenues of which are generated from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video and data networking infrastructure. IPC’s and RentVM’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support, resells maintenance and support and provides professional services.

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

Our VaultLogix subsidiary provides cloud-based on-line data backup services to its customers. Certain customers pay for their services before service begins. Revenue for these customers is deferred until the services are performed. As of December 31, 2014, VaultLogix did not have any material customers that paid for their services before service began. For all services, VaultLogix recognizes revenue when services are provided, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured. During 2013, we did not recognize any revenue from cloud-based services.

Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  Management analyzes the collectability of accounts receivable balances each period.  This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors.  Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts.  We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations.  We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of December 31, 2014 and 2013.

Stock-Based Compensation.

Our stock-based award programs are intended to attract, retain and reward employees, officers, directors and consultants, and to align stockholder and employee interests.  We granted stock-based awards to individuals in each of 2014 and 2013.  Our policy going forward will be to issue awards under our 2012 Employee Incentive Plan and Employee Stock Purchase Plan.

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

The fair value of restricted stock is estimated on the date of grant and is generally equal to the closing price of our common stock on that date. The price of our common stock price has varied greatly during the years ended December 31, 2014 and 2013.  Some of the factors that influenced the market price of our stock during these periods include:

●	the closing of seven acquisitions (ADEX, TNS and ERFS in 2012, AW Solutions in 2013 and IPC, RentVM and VaultLogix in 2014);

●	increasing indebtedness to fund such acquisitions;

●	the approval and eventual effectuation of a one-for-125 reverse stock split in January 2013 and a one-for-four reverse stock split in August 2013, which caused uncertainty and volatility; and

●	our stock being very thinly traded prior to the listing of our common stock on the Nasdaq Capital Market in October 2013, resulting in large fluctuations.

The total amount of stock-based compensation expense ultimately is based on the number of awards that actually vest, as well as the vesting period of all stock-based awards.  Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.

The following tables summarize our stock-based compensation for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
Date	Vesting Terms	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted

2/12/2014	No Vesting	7,500	$13.41	$13.41	$100,575
3/17/2014	No Vesting	69,458	11.87	11.87	824,466
4/11/2014	No Vesting	4,250	5.99	5.99	25,458
4/21/2014	Three Years	90,200	5.04	5.04	454,608
4/21/2014	No Vesting	8,177	5.04	5.04	41,212
5/23/2014	No Vesting	128,005	5.11	5.11	654,106
6/2/2014	Three Years	850,167	5.97	5.97	5,075,497
6/2/2014	No Vesting	34,475	5.97	5.97	205,816
7/29/2014	Three Years	63,620	5.43	5.43	345,457
7/29/2014	No Vesting	7,500	5.43	5.43	40,725
8/6/2014	No Vesting	118,351	4.89	4.89	578,736
8/28/2014	No Vesting	16,821	5.19	5.19	87,301
8/28/2014	Three Years	181,000	5.19	5.19	939,390
8/28/2014	One Year	185,000	5.19	5.19	960,150
11/19/2014	Three Years	5,000	3.15	3.15	15,750
11/19/2014	No Vesting	22,455	3.15	3.15	70,733

	Year Ended December 31, 2013
Date	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted
2/6/2013	5,000	$2.88	$2.88	$14,400
2/15/2013	6,250	3.38	3.38	21,125
3/26/2013	5,000	3.00	3.00	15,000
12/4/2013	139,500	9.59	9.59	1,337,805
12/30/2013	11,700	17.41	17.41	203,697

All shares issued in 2013 were immediately vested.

Components of Results of Operations

Revenue.

	Year ended December 31,
	2014	2013
Revenue from:
Applications and infrastructure	$21,957	$18,225
Professional services	$28,811	$33,183
Cloud and managed services	$25,460	$-
As a percentage of total revenue:
Applications and infrastructure	29%	35%
Professional services	38%	65%
Cloud and managed services	33%	-%

Refer to the discussion below for further detail on changes in revenue by segment.

Cost of Revenues.

Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs. Cost of revenues in the year ended December 31, 2014 was 74% of revenues as compared to 73% of revenues in the year ended December 31, 2013. This increase in cost of revenues was primarily due to the lower margins earned on those sales within our cloud and managed services segment, which decreased our overall margin.   Cost of revenues as a percentage of revenues in the cloud and managed services segment was 77% and 0% of revenues in the years ended December 31, 2014 and 2013, respectively. Cost of revenues as a percentage of revenues in the professional services business was 76% and 79% of revenues in the years ended December 31, 2014 and 2013, respectively. Cost of revenues as a percentage of revenues in the applications and infrastructure business was 66% and 60% of revenues in the years ended December 31, 2014 and 2013, respectively.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill was generated through the acquisitions we have made since 2011.  As the total consideration we paid for our completed acquisitions exceeded the value of the net assets acquired, we recorded goodwill for each of our completed acquisitions (see Note 5 of the Notes to our consolidated financial statements included in this report).  At the date of acquisition, we performed a valuation to determine the value of the goodwill and intangible assets, along with the allocation of assets and liabilities acquired.  The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

We perform our annual impairment test at the operating segment level. Our three reportable segments are applications and infrastructure, professional services, and cloud and managed services.  Professional services is comprised of the ADEX entities, applications and infrastructure is comprised of TNS, Tropical, AW Solutions and RM Engineering, the managed services operating segment, comprised of the IPC and RentVM components and the cloud services operating segment comprised of VaultLogix. These reporting units are aggregated to form four operating segments and three reportable segments for financial reporting and for the evaluation of goodwill for impairment. As our business evolves and the acquired entities continue to be integrated, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

We perform the impairment testing at least annually (at December 31) or at other times if we believe that it is more likely than not that there may be an impairment to the carrying value of our intangible assets with indefinite lives and goodwill. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test should be performed to measure the amount of impairment loss, if any.

We consider the results of an income approach and a market approach in determining the fair value of the reportable units. We evaluated the forecasted revenue using a discounted cash flow model for each of the reporting units. We also noted no unusual cost factors that would impact operations based on the nature of the working capital requirements of the components comprising the reportable units. Current operating results, including any losses, are evaluated by us in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Key assumptions used in the income approach in evaluating goodwill are forecasts for each of the reporting unit revenue growth rates along with forecasted discounted free cash flows for each reporting unit, aggregated into each reporting segment. For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

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

During the second quarter of 2014, we began experiencing declines in revenues within our professional services reporting segment due to delays in work from a significant customer. The delays continued into the third quarter of 2014 when it became apparent that anticipated revenue and profitability trends within our professional services reporting segment were not being achieved to the extent forecasted. We updated the forecast for the professional services segment, of which ADEX is a reporting unit, based on the most recent financial results and best estimates of future operations. The updated forecast reflects slower growth in revenues and lower margins for the professional services segment due to lower demand from customers.

We evaluated the recoverability of our long-lived assets in the professional services reporting segment using a two-step impairment process. The first step of the long-lived assets impairment test is to identify potential impairment by comparing the fair value of a segment with its net book value (or carrying amount), including long-lived assets. If the fair value of a segment exceeds its carrying amount, long-lived assets of the segment is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the segment exceeds its fair value, the second step of the long-lived assets impairment test is performed to measure the amount of the impairment loss, if any. The second step of the long-lived assets impairment test compares the implied fair value of the segment’s long-lived assets with the carrying amount of that long-lived assets. If the carrying amount of the segment’s long-lived assets exceeds the implied fair value of that long-lived assets, an impairment loss is recognized in an amount equal to that excess. The implied fair value of long-lived assets is determined in the same manner as the amount of long-lived assets recognized in a business combination. That is, the fair value of the segment is allocated to all of the assets and liabilities of that segment (including any unrecognized intangible assets) as if the segment had been acquired in a business combination and the fair value of the segment was the purchase price paid to acquire the segment.

In order to determine the fair value of the customer relationships, we utilized an income approach known as excess earnings methodology. Excess earnings are computed as the projected earnings derived from the current customer base net of working capital on tangible and intangible fixed assets. Noncompete agreements were evaluated based on the probability of competition and the revenue that could potentially be generated from the agreements. The fair value of the corporate trade name was determined using the Relief from Royalty Method (“RFRM”), a variation of the “Income Approach”. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on empirical, market-derived royalty rates for guideline intangible assets when available. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate the royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value. Additionally, as part of the analysis, the operating income of the professional services segment was benchmarked to determine a range of royalty rates that would be reasonable based on a profit-split methodology. The profit-split methodology is based upon assumptions that the total amount of royalties paid for licensable intellectual property should approximate in order to determine a reasonable royalty rate to estimate the fair value of the corporate trade name.

We tested goodwill at the ADEX reporting unit as of September 30, 2014 using a two-step goodwill impairment process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a segment with its net book value (or carrying amount), including goodwill. If the fair value of a segment exceeds its carrying amount, goodwill of the segment is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the segment exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the segment’s goodwill with the carrying amount of that goodwill. If the carrying amount of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the segment is allocated to all of the assets and liabilities of that segment (including any unrecognized intangible assets) as if the segment had been acquired in a business combination and the fair value of the segment was the purchase price paid to acquire the segment.

As of September 30, 2014, we performed the two-step definite and indefinite lived intangible asset and goodwill impairment process and determined that the professional services reporting segment failed both tests. As a result, we performed an impairment analysis with respect to the carrying value of the intangible assets and goodwill in the professional services reporting segment. Based on the testing performed, we recorded a non-cash impairment charge of $3.8 million related to the professional services reporting segment, of which $1.4 million related to goodwill and $2.4 million related to intangible assets.

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

See Footnote 2 at Notes to Consolidated Financial Statements (F-7)

In December 2013, we entered into a securities purchase agreement with various institutional investors pursuant to which we issued to such investors the Convertible Debentures in the original aggregate principal amount of $11.6 million and an aggregate of 36,567 shares of our common stock for an aggregate purchase amount of $11.6 million. The Convertible Debentures mature on June 13, 2015 and bear interest at the rate of 12% per annum and are payable in accordance with an amortization schedule.

The Convertible Debentures are convertible into shares of our common stock at the election of the holder thereof at a conversion price equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of our common stock in the first underwritten public offering we complete of not less than $10 million of our equity securities.  The conversion price is subject to customary anti-dilution provisions. On the date of issuance of the Convertible Debentures, we recorded a derivative liability in the amount of $6.6 million in connection with the embedded features of the Convertible Debentures, which was recorded as a debt discount and is being amortized over the life of the Convertible Debentures. The amount of the derivative liability was calculated using the binomial method.

The aggregate fair value of our derivative liabilities as of December 31, 2014 and 2013 amounted to $2.4 million and $19.9 million, respectively.

Income Taxes.

In the years ended December 31, 2014 and 2013, we booked a provision for state, local and foreign income taxes due of $0.5 million and $0.2 million, respectively. Certain states do not recognize net operating loss carryforwards, and we have operations in some of those states. The provision for state and local income taxes in the years ended December 31, 2014 and 2013 were offset due to a benefit from deferred taxes of $3.7 million and $0.8 million in the years ended December 31, 2014 and 2013, respectively. This tax benefit was a result of our acquisition of IPC in 2014 and ADEX and T N S in 2012, which resulted in a deferred tax liability based on the value of the intangible assets acquired. This benefit was offset by the fact that ADEX and T N S were cash-basis taxpayers when they were acquired and were converted to accrual-basis taxpayers upon acquisition, which resulted in an increase in liability. As of December 31, 2014 and 2013, we had federal net operating loss carryforwards (NOLs) of $44.7 million and $9.9 million, respectively, which will be available to reduce future taxable income and expense through 2030. Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization. We have adjusted our deferred tax asset to record the expected impact of the limitations.

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

We grant credit under normal payment terms, generally without collateral, to our customers.  These customers primarily consist of telephone companies, cable broadband MSOs and electric and gas utilities.  With respect to a portion of the services provided to these customers, we have certain statutory lien rights that may, in certain circumstances, enhance our collection efforts.  Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks.  These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and, likewise, some may experience financial difficulties in the future.  These difficulties expose us to increased risks related to the collectability of amounts due for services performed.  We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable as of December 31, 2014.

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

Results of Operations

The following table shows our results of operations for the years ended December 31, 2014 and 2013.  The historical results presented below are not necessarily indicative of the results that may be expected for any future period. All dollar amounts are presented in thousands, except share and per share data.

	Year ended
	December 31,
	2014	2013
Statement of Operations Data:

Service revenue	$60,758	$51,408
Product revenue	15,470	-
Total revenue	76,228	51,408

Cost of revenue	56,123	37,280
Gross profit	20,105	14,128

Operating expenses:
Depreciation and amortization	4,140	1,120
Salaries and wages	19,818	8,341
General and administrative	11,897	7,876
Goodwill impairment charges	1,369	-
Intangible assets impairment charges	2,392	-
Change in fair value of contingent consideration	(867)	3,131
Total operating expenses	38,749	20,468

Loss from operations	(18,644)	(6,340)

Total other expense	(3,343)	(19,074)
Loss from continuing operations before (benefit from) income taxes	(21,987)	(25,414)

Benefit from income taxes	(3,169)	(588)

Net loss from continuing operations	(18,818)	(24,826)

Income from discontinued operations including gain on sale of subsidiary, net of tax	-	550

Net loss	(18,818)	(24,276)

Net loss attributable to non-controlling interest	(23)	76

Net loss attributable to InterCloud Systems, Inc.	(18,795)	(24,352)

Less dividends on Series C, D, E, F and H Preferred Stock	-	(1,084)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(18,795)	$(25,436)

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenue.

	Year ended December 31,		Change
	2014	2013	Dollars	Percentage
Applications and infrastructure	$21,957	$18,225	$3,732	20%
Professional services	28,811	33,183	(4,372)	-13%
Cloud and managed services	25,460	-	25,460	NM
Total	$76,228	$51,408	$24,820	48%

Total revenue for the year ended December 31, 2014 was $76.2 million, which represented an increase of $24.8 million, or 48%, compared to total revenue of $51.4 million for the year ended December 31, 2013.

Applications and infrastructure revenues increased in 2014 due to a full year of revenues from AW Solutions. We owned AW Solutions for nine months in 2013.

We experienced a decline in revenue in our professional services segment. During 2014, one of our largest customers reduced the number of personnel it required from ADEX, one of our companies in our professional services segment. As a result, 2014 revenue from this customer declined by $9.1 million and 2014 ADEX revenue declined by $10.6 million. Offsetting the decrease in revenue from the professional services segment was revenue of $6.2 million from the HighWire division of ADEX, which was acquired during 2014.

The increase in cloud and managed services revenue in 2014 was attributed to revenue generated by our companies acquired in 2014, which accounted for all of the increase.

Cost of revenue and gross margin.

	Year ended December 31,		Change
Applications and infrastructure	2014	2013	Dollars	Percentage
Cost of revenue	$14,451	$10,971	$3,480	32%
Gross margin	$7,506	$7,254	$252	3%
Gross profit percentage	34%	40%

Professional services
Cost of revenue	$21,952	$26,309	$(4,357)	-17%
Gross margin	$6,859	$6,874	$(15)	0%
Gross profit percentage	24%	21%

Cloud and managed services
Cost of revenue	$19,720	$-	NM	NM
Gross margin	$5,740	$-	NM	NM
Gross profit percentage	23%

Total
Cost of revenue	$56,123	$37,280	$18,843	51%
Gross margin	$20,105	$14,128	$5,977	42%
Gross profit percentage	26%	27%

Cost of revenue for the years ended December 31, 2014 and 2013 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. As discussed above, for a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue increased by $18.8 million, or 51%, for the year ended December 31, 2014, to $56.1 million, as compared to $37.3 million for the year ended December 31, 2013. The increase in cost of revenue was attributable to our acquisitions, as well as lower cost of revenues related to our professional services segment. Costs of revenue as a percentage of revenues were 74% and 73% for the years ended December 31, 2014 and 2013, respectively.

Our gross profit percentage was 26% and 27% for the years ended December 31, 2014 and 2013, respectively. The steady gross profit percentage was due to additional margin provided by our recent acquisitions, which was partially offset by declining margins within our applications and infrastructure segment. Our margins declined within our applications and infrastructure segment due to discounts applied to several large projects to which we were engaged to perform in 2014.

General and Administrative.

	Year ended December 31,		Change
	2014	2013	Dollars	Percentage
General and administrative	$11,897	$7,876	$4,021	51%
Percentage of revenue	16%	15%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased $4.0 million, or 51%, to $11.9 million in the year ended December 31, 2014, as compared to $7.9 million in the year ended December 31, 2013. The increase was primarily the result of additional general and administrative expense of $2.8 million due to the acquisitions we completed in 2014. Additionally, general and administrative expenses increased in 2014 due to increased accounting and legal expense related to acquisitions and financing initiatives. As a percentage of revenue, general and administrative expenses remained at 21% for both 2014 and 2013.

Salaries and Wages.

	As of December 31,		Change
	2014	2013	Dollar	Percentage
Salaries and wages	$19,818	$8,341	$11,477	138%
Percentage of revenue	26%	16%

For the year ended December 31, 2014, salaries and wages increased $11.5 million to $19.8 million as compared to approximately $8.3 million for the year ended December 31, 2013. The increase primarily was due to the acquisitions we completed in 2014, which added salary and wage expenses of $9.4 million. Of the $9.4 million of additional salaries, $1.9 million related to new employees hired in 2014. Salaries and wages increased in our corporate overhead expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily as a result of an increase in stock-based compensation of $1.7 million in 2014 compared to 2013. Salaries and wages were 26% of revenue in the year ended December 31, 2014, as compared to 16% in the year ended December 31, 2013. In the future, salaries and wages should not increase proportionally to the increase in our revenues.

Interest Expense.

	As of December 31,		Change
	2014	2013	Dollar	Percentage
Interest expense	$13,859	$5,574	$8,285	149%

Interest expense for the year ended December 31, 2014 and 2013 was $13.9 million and $5.6 million, respectively. The expense incurred in the 2014 period primarily related to interest expense of $4.8 million related to the related-party loans and 12% debentures, $7.7 million of amortization of debt discounts and $1.4 million related to amortization of loan costs related to the 12% debentures and our former PNC Bank revolving credit facility. In the 2013 period, $2.4 million of interest charges were related to a term loan that was repaid in 2014.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $18.8 million for year ended December 31, 2014, as compared to net loss attributable to common stockholders of $25.4 million for the year ended December 31, 2013.

The decrease in net loss attributable to our common stockholders resulted from decreases in the change in the fair value of derivative instruments, contingent consideration and conversion features of $41.6 million. During 2014 and 2013, we recognized a gain in the fair value of derivative instruments of $25.8 million and a loss in fair value of derivative instruments of $14.2 million, respectively. During 2014 and 2013, the Company recognized a gain in the fair value of contingent consideration of $867 thousand and a loss in the fair value of contingent consideration of $3.1 million, respectively. Lastly, during 2014 and 2013, the Company recognized a loss on the fair value of conversion feature of $2.4 million and $0, respectively and recorded a net benefit from income taxes of $3.2 million and $0.6 million as of December 31, 2014 and 2013, respectively.

These decreases were offset by increases in salaries and wages and general and administrative expenses of $15.5 million during 2014 compared to 2013 due to an increase in personnel as we implemented our aggressive cloud centered growth strategy. Additional increases included interest expense of $8.3 million related to debt financings, losses on extinguishment of debt and conversion of debt of $12.1 million. We also had increases in non-cash losses of $3.8 million related to the write down of goodwill and increases in depreciation/amortization expense of $3.0 million. We also incurred non-cash stock compensation expense of $4.2 million for 2014 compared to $3.5 million for 2013.

Liquidity, Capital Resources and Cash Flows

Working Capital.

At December 31, 2014, we had working capital deficit of approximately $13.1 million, as compared to working capital of approximately $4.2 million at December 31, 2013.  The decrease of $17.3 million in our working capital from December 31, 2013 to December 31, 2014 was primarily the result of the cash payment of approximately $13.5 million in connection with our acquisition of IPC on January 1, 2014 as discussed below, and additional borrowings in the year ended December 31, 2014.

The increase in our working capital at December 31, 2013 was attributable, in part, to our requirement for a cash payment of approximately $13.5 million in connection with our acquisition of IPC on January 1, 2014.  Giving effect to such cash payment on January 1, 2014 and to the increase in our working capital in the amount of approximately $0.4 million due to our consolidation of the working capital of IPC as of such date, on a pro forma basis we would have had a working capital deficit of approximately $7.6 million at December 31, 2013.  We raised $11.6 million through the issuance of the Convertible Debentures, and an additional $2.0 million through the sale of debt securities, in December 2013. The proceeds of such financings were used for the cash portion of the purchase price of IPC.

On or prior to December 31, 2015, we have obligations relating to the payment of indebtedness as follows:

●	$4.0 million related to term loans due June 1, 2015 and June 24, 2015;

●	$2.3 million payable to the holders of the Convertible Debentures, which is payable in monthly installments through June 1015;

●	$2.0 million related to term loans, which is payable in quarterly installments through December 2015;

●	$1.0 million relating to a term loan due November 14, 2015; and

●	$0.4 million relating to promissory notes held by related parties that mature prior to December 31, 2015.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to December 31, 2015 from earnings from operations, including, in particular, VaultLogix, which was acquired in October 2014, and possibly from the proceeds of additional indebtedness or equity raises. If we are not successful in obtaining additional financing when required, we expect that we will be able to renegotiate and extend certain of our notes payable as required to enable us to meet our debt obligations as they become due, although there can be no assurance that we will be able to do so.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We have been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segment of our business, which has contributed to our losses from operations.  Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through December 31, 2015, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees.  Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties.  Lastly, we may elect to reduce certain related-party and third party debt by converting such debt into common shares. In February and March 2015, we entered into agreements with related party debt holders to extend the maturity dates and lower the interest rates on such debt. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through December 31, 2015.  There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during 2015.

We plan to generate positive cash flow from our recently-completed acquisitions to address some of our liquidity concerns.   However, to execute our business plan, service our existing indebtedness and implement our business strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements.  We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all.  Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock.  The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect.   We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

We had capital expenditures of $0.6 million and $0.1 million in the years ended December 31, 2014 and 2013, respectively.  We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment.  We expect to fund such capital expenditures out of our working capital.

We have satisfied our capital and liquidity needs primarily through sales of equity securities, debt offerings and bank borrowings.  As of December 31, 2014, we had cash of $5.5 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.  As of December 31, 2014, none of our cash was held by foreign subsidiaries.

Summary of Cash Flows.

The following summary of our cash flows for the years ended December 31, 2014 and 2013 has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

	Year ended
	December 31,
(dollars amounts in thousands)	2014	2013

Net cash (used in) provided by operations	$(10,419)	$2,793
Net cash used in investing activities	(16,109)	(233)
Net cash provided by financing activities	14,131	15,053

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

Net cash used in operating activities for the year ended December 31, 2014 was $10.4 million, which included $5.3 million in stock issuance charges, charges of $9.0 million related to amortization of debt discount and deferred issuance costs, gains of 25.8 million on the fair value of derivative liabilities, losses of $10.8 million on the extinguishment of debt and debt modification charges, losses of $2.3 million on the conversion of debt, goodwill and intangible asset impairment charges of $3.8 million, deferred income taxes of $3.7 million, and changes in accounts receivable, inventory, other assets, accounts payable and accrued expenses of $2.7 million.  Non-cash charges related to depreciation and amortization totaled $4.1 million.  Net cash provided by operating activities for the year ended December 31, 2013 of $2.8 million was primarily attributable to a net loss of $24.3 million offset by increases in the fair value of our derivative liability and our accounts payable and accrued expenses of $14.2 million and $6.3 million, respectively.

Net cash used in investing activities.  Net cash used in investing activities for the year ended December 31, 2014 was $16.1 million, which consisted of $15.5 million related to cash payments for the purchase of capital equipment and cash consideration related to our acquisitions of IPC, RentVM, VaultLogix and a non-controlling interest in Nottingham. We also had capital expenditures of $0.6 million.  Net cash used in investing activities for the year ended December 31, 2013 was $1.2 million, consisting primarily of cash used for acquisitions and purchases of capital equipment.

Net cash provided by financing activities.  Net cash provided by financing activities for the year ended December 31, 2014 was $14.1 million, which resulted from proceeds from third-party borrowings of $15.2 million, related-party borrowings of $7.9 million and the proceeds of $4.2 million from the sale of common stock in a private placement, which were partially offset by the repayments of term loans and bank borrowings of $13.7 million and the settlement of contingent consideration of $1.8 million.  Net cash provided by financing activities for the year ended December 31, 2013 was $15.1 million, which resulted primarily from the proceeds of $17.1 million we received from the sale of the Convertible Debentures and other borrowings, the public offering of our common stock which generated $2.8 million, net of issuance costs, and the proceeds of $0.8 million we received from the sale of preferred stock, offset in part by repayments of notes and loans payable of $3.0 million, increase in deferred loan costs of $1.8 million and the redemption of outstanding preferred stock of $3.0 million.

Indebtedness.

White Oak Loan Agreement.  In connection with our acquisition of  VaultLogix and its affiliated companies in October 2014, VaultLogix entered into a Loan and Security Agreement, effective as of October 9, 2014, or the White Oak Loan Agreement, with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, and Data Protection Services LLC, U.S. Data Security Acquisition, LLC and U.S. Data Security Corporation, each of which was affiliated with VaultLogix and acquired by us at that time, as guarantors. Pursuant to the White Oak Loan Agreement, the lenders provided VaultLogix a term loan in the aggregate principal amount of $13.3 million. Interest on such term loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate (as defined in the White Oak Loan Agreement), as adjusted as of each Libor Index Adjustment Date (as defined in the White Oak Loan Agreement) and (ii) 1.00% per annum; plus (b) 1,300 basis points per annum.

The proceeds of the term loan were used by us to finance our acquisition of VaultLogix and its affiliated companies on such date, to repay certain outstanding indebtedness of VaultLogix and to pay certain fees, costs and expenses related to such loan.

All obligations of VaultLogix under the White Oak Loan Agreement are unconditionally guaranteed by the VaultLogix affiliates we acquired as part of our acquisition of VaultLogix. In addition, in connection with the closing of the term loan, we entered into a guarantee agreement in favor of the lenders, and a pledge agreement and a security agreement pursuant to which we pledged substantially all of our assets, subject to certain customary exceptions, to secure out obligations under our guarantee agreement.

In the White Oak Loan Agreement, VaultLogix made certain representations and warranties, and agreed to certain affirmative covenants, negative covenants and financial covenants. The White Oak Loan Agreement also contains events of default including, but not limited to, the failure to make payments of interest, if any, on, or principal under the Term Loan, the failure to comply with certain covenants and agreements specified in the Loan Agreement and other loan documents entered into in connection therewith for a period of time after notice has been provided, the acceleration of certain other indebtedness resulting from the failure to make any payment when due on such other indebtedness, certain events of insolvency and the occurrence of any event, development or condition which has had or could reasonably be expected to have a material adverse effect. If any such event of default occurs, all obligations of VaultLogix under the White Oaks Loan Agreement, including the payment of principal, interest and any other monetary obligations under the term loan, may be declared immediately due and payable.

Bridge Financing Agreement.  On December 1, 2014, we entered into a Bridge Financing Agreement with a third-party lender pursuant to which we issued to the lender for gross proceeds of $4.0 million (i) senior secured notes in the aggregate principal amount of $4.0 million that accrue interest at the rate of 12% per annum  and (ii) a four-year warrants that are exercisable to purchase up to 400,000 shares of our common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The secured notes mature upon the earlier of (x) June 1, 2015 or (y) the date of a Major Transaction (as defined). In addition, upon maturity of the secured notes, we must pay to the lender additional interest that accrues over the term of the secured notes at the rate of 4% per annum. The secured notes are secured by (i) a first priority security interest in and to all of our accounts receivable and the accounts receivable of our subsidiaries (other than VaultLogix), and (ii) a first priority security interest and lien on substantially all of our assets, which lien and security interest will only go into effect at such time as the lien on such assets of the lenders under the White Oak Loan Agreement is released. The net proceeds from this loan were used for working capital purposes.  Aegis Capital Corp., the representative of the underwriters in our November 13, 2013 equity offering, served as the placement agent in connection with this financing and received a placement agent fee equal to 3.5% of the net proceeds from this financing.

12% Convertible Promissory Note.  On July 1, 2014, we issued to 31 Group, LLC, an institutional investor, a convertible promissory note in the principal amount of $1.5 million that accrued interest at the rate of 12% per annum, was set to mature on July 1, 2015 and was convertible into shares of our common stock at a conversion price of $6.37 per share, subject to adjustment for stock splits, stock combinations, stock dividends or similar transactions.  The maturity date of this note could have been extended at the option of the holder through the date that is 20 business days after the consummation of a fundamental transaction (as defined in the note) in the event that a fundamental transaction was publicly announced or a fundamental transaction notice (as defined in the note) was delivered prior to the maturity date.  In connection with such issuance, we also issued to the purchaser a three-year warrant to purchase 58,870 shares of common stock at an initial exercise price of $7.25 per share. As we did not repay the note in full on or prior to August 15, 2014, the purchaser received a security interest in all of our assets on that date. This note was repaid in full in December 2014.

12% Convertible Debentures.  On December 13, 2013, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued to such investors Convertible Debentures in an original aggregate principal amount of $11.6 million and an aggregate of 36,567 shares of our common stock. In connection with the issuance of the Convertible Debentures, we paid a placement agent fee to Aegis Capital Corp., the representative of the underwriters in this offering, in the amount of $1 million, resulting in net proceeds to us of $10.6 million.

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

The Convertible Debentures are convertible into shares of our common stock at the election of the holder thereof at a conversion price equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of our common stock in our next underwritten public offering of not less than $10 million of our equity securities, subject in each case to customary anti-dilution provisions. Notwithstanding the foregoing, the Convertible Debentures held by a particular holder will not be convertible if such conversion would result in such holder owning more than 4.99% of the issued and outstanding shares of our common stock after such conversion.  Beginning on June 13, 2014, we may have elected to force a holder of a Convertible Debenture to convert all, but not less than all, amounts outstanding under such Convertible Debenture into shares of our common stock at the applicable conversion price; provided, that we may only elect such forced conversion if certain conditions are met, including the condition that our common stock has been trading at 150% or higher of the applicable conversion price for 30 consecutive trading days with an average daily trading volume of not less than $1 million of shares per day. We did not exercise our ability to force any holders of our Convertible Debentures to convert as of December 31, 2014.

Related Party Promissory Notes. On July 5, 2011, we entered into a definitive master funding agreement with MMD Genesis LLC, or MMD Genesis, a company the three principals of which are our Chairman of the Board and Chief Executive Officer, Mark Munro, one of our directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of our common stock.  Pursuant to the master funding agreement, MMD Genesis made loans to us from time to time to fund certain of our working capital requirements and a portion of the cash purchase prices of our business acquisitions. All such loans originally bore interest at the rate of 2.5% per month and matured on June 30, 2014.  At December 31, 2013, outstanding loans from MMD Genesis in the aggregate principal amount of $3.9 million were outstanding.

During 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3.9 million, and accrued interest thereon in the amount of $1 million, was restructured. Additionally, during 2014, certain related parties made additional loans to our company. As a result, the following related-party notes were outstanding as of December 31, 2014:

●	notes issued to Mark Munro in the principal amount of $1.3 million that bear interest at the rate of 12% and 18% per annum and mature on March 31, 2016;

●	notes issued to CamaPlan FBO Mark Munro IRA in the principal amount of $0.6 million that bear interest at the rate of 12% per annum and mature on March 31, 2016;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $0.4 million that bears interest at the rate of 12% per annum and matures on March 31, 2016;

51

●

notes issued to Mark Munro 1996 Charitable Remainder UniTrust, which is not a related party, in the principal amount of $0.6 million that bear interest at the rates of 12% and 18% per annum and mature on March 31, 2016. As of December 31, 2014 the Mark Munro 1996 Charitable Remainder UniTrust is no longer a related party;

●	notes issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $2.7 million that bear interest at the rate of 12% and 18% per annum and mature on March 31, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $9.1 million that bears interest at rates of 2%, 10% and 18% per annum, mature on June 30, 2015 and certain notes are convertible into shares of our common stock at an initial conversion price of $6.36 per share.

We have paid interest on these loans through issuances of common stock.

Obligations Under Purchase Agreements for Recent Acquisitions

In connection with the acquisitions of our subsidiaries, we entered into purchase agreements pursuant to which we agreed to certain on-going financial and other obligations.  The following is a summary of the material terms of the purchase agreements for our recent acquisitions for which we have on-going financial obligations.

AW Solutions. On April 3, 2013, we entered into a purchase agreement, or the AWS Agreement, with AW Solutions Inc., AW Solutions Puerto Rico, LLC and each of the equity owners of such companies pursuant to which we acquired all of the outstanding capital stock of AW Solutions Inc. and the membership interests of AW Solutions Puerto Rico, LLC for an aggregate purchase price of $8.8 million, subject to certain customary working capital adjustments.

As consideration for the purchase of AW Solutions, we issued to the sellers at the closing an aggregate of 203,735 shares of our common stock.

At the closing of the acquisition on April 15, 2013, we made a cash payment to the sellers in the amount of $0.5 million, and made a cash payment in the amount of $25 thousand to an escrow agent, which amount was released from escrow to the sellers in April 2014. We also issued promissory notes the sellers in the aggregate principal amount of $2.1 million, of which notes in the aggregate principal amount of $1.6 million were paid in 2013 and the remaining notes were satisfied in full by our issuance of an aggregate of 42,341 shares of our common stock in January 2014.

The AWS Agreement provides for certain earn-out payments to the sellers based on the first and second anniversary EBITDA of AW Solutions. Following the first anniversary of the closing date, we calculated the EBITDA of AW Solutions for the twelve-month period beginning on the closing date and ending on the first anniversary of the closing date, or the First Anniversary EBITDA, and satisfied our earn-out payment obligation for the initial earn-out period by issuing to the sellers an aggregate of 329,640 shares of common stock and agreeing to pay to such sellers an additional $0.5 million in cash.

Following the second anniversary of the closing date, we will calculate the EBITDA of AW Solutions for the twelve-month period beginning on the first anniversary of the closing date and ending on the second anniversary of the closing date, or the Second Anniversary EBITDA, which will be subject to review by the sellers in accordance with the AWS Agreement. We will make an earn-out payment to the sellers based on the Second Anniversary EBITDA, or the Second EBITDA Adjustment, as follows:

(i)	if the Second Anniversary EBITDA is less than or equal to the First Anniversary EBITDA, then the Second EBITDA Adjustment will be zero;

(ii)	if the amount by which the Second Anniversary EBITDA exceeds the First Anniversary EBITDA, or the EBITDA Growth Amount, is less than $1.0 million, the Second EBITDA Adjustment will be equal to 2.0 times the EBITDA Growth Amount and will be paid by us to the sellers in cash;

(iii)	if the EBITDA Growth Amount is equal to or greater than $1.0 million and less than $3.0 million, then the Second EBITDA Adjustment will be equal to 2.25 times the EBITDA Growth Amount, of which 88.88% will be paid by us to the sellers in cash and 11.12% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the second anniversary of the closing date; or

(iv)	if the EBITDA Growth Amount is equal to or greater than $3.0 million, then the Second EBITDA Adjustment will be equal to 2.5 times the EBITDA Growth Amount, of which 80% will be paid by us to the sellers in cash and 20% will be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on second anniversary of the closing date.

On December 31, 2013, we evaluated the amount of contingent consideration to be paid and increased the amount by $1.7 million to $4.4 million on December 31, 2013. During 2014, we paid out $1.8 million related to the contingent consideration. In addition, we evaluated the amount of contingent consideration to be paid and decreased the amount by $2.1 million which was recorded as a gain on fair value of contingent consideration on the consolidated statement of operations. As of December 31, 2014, the value of the contingent consideration was $0.5 million.

RentVM.  On February 3, 2014, we entered into a Stock Purchase Agreement, or the RentVM Agreement, with RentVM and the stockholders of RentVM pursuant to which we acquired all the outstanding capital stock of RentVM.  In consideration for such shares of capital stock, at closing we issued 400,000 shares of our common stock, of which (i) an aggregate of 331,601 of the shares were issued to the sellers and (ii) 68,399 of the shares were placed in escrow until our audited consolidated financial statements for the year ending December 31, 2014 are filed with the SEC. The escrowed shares secure, among other things, the sellers’ indemnification obligations under the RentVM Agreement.  Notwithstanding the foregoing, provided no claim for indemnity has been made, or if a claim has been made and there are sufficient escrowed shares remaining to satisfy such claim, the sellers may request a release of up to 25% of the remaining escrowed shares to cover personal tax liabilities associated with the acquisition. We intend to release the escrowed shares to the sellers by April 30, 2015.

Up to and including the 90th calendar day following the closing date of the acquisition, we had the option to purchase from the sellers, on a pro rata basis, for an aggregate option purchase price of $1.0 million in cash, a number of shares of our common stock equal to the quotient of $1.0 million divided by $14.62 (the closing price of our common stock on the trading day immediately preceding the date of the RentVM Agreement). We did not exercise this option.

Integration Partners – NY Corporation.  Effective as of January 1, 2014, we consummated the acquisition of all of the outstanding capital stock of IPC, pursuant to the terms of a Stock Purchase Agreement, dated as of December 12, 2013 and amended on January 1, 2014, or the IPC Agreement, by and among IPC, the sole stockholders of IPC and our company. The purchase price for the acquisition was paid as follows:

●	an aggregate of $12.5 million was paid to owners of IPC;

●	a convertible promissory note was issued to an owner of IPC in the original principal amount of $6.3 million;

●	an aggregate of 51,562 shares of our common stock was issued to the owners of IPC or their designee(s); and

●	$1.0 million and 47,080 shares of our common stock was placed in escrow to secure the sellers’ indemnification and certain other obligations under the IPC Agreement.

As additional earn-out consideration, pursuant to the terms of the IPC Agreement, we were to pay to a former owner of IPC an amount equal to (i) the product of 0.6 multiplied by the EBITDA of IPC for the 12-month period beginning on January 1, 2014, plus (ii) in the event that such 12-month EBITDA exceeded the closing trailing-twelve-month EBITDA by 5.0% or more, an amount equal to 2.0 multiplied by this difference, which amount was payable in cash, or at our election, shares of our common stock. For the year ended December 31, 2014, we did not record any contingent consideration.

The promissory note we issued at closing accrues interest at the rate of 8% per annum, and originally matured on December 31, 2014. On December 31, 2014, the maturity date was extended to May 30, 2016. In consideration of this extension, we issued to Frank Jadevaia, our President and the holder of such promissory note, 100,000 shares of our common stock, valued at $0.3 million as of the date of the extension. The $0.3 million was recorded as a loss on debt modification in the consolidated statement of operations as of December 31, 2014. At the election of the holder of such promissory note, such promissory note is convertible into shares of our common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events).  Beginning on July 1, 2014, if our common stock is trading at a price of greater than or equal to $16.99 for ten consecutive trading days, we may elect to force the conversion of such promissory note.

VaultLogix.  Effective as of October 9, 2014, we consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated companies for an aggregate purchase price of $44.25 million pursuant to the terms of a purchase agreement, dated as of March 19, 2014, or VaultLogix Agreement, by and among VaultLogix, the holders of the membership interests of VaultLogix and our company.  The purchase price for the acquisition was paid to the sellers as follows:

(i)	$16.4 million in cash,

(ii)	an aggregate of 1,008,690 shares of our common stock was issued to the sellers of VaultLogix or their designees; and

(iii)	an aggregate of $15.6 million in unsecured convertible promissory notes were issued to the sellers of VaultLogix.

The promissory notes we issued at closing will accrue interest at the rate of 8% per annum, payable at maturity, and are due and payable on October 9, 2017.  Such promissory notes are convertible into shares of our common stock at a conversion price equal to $6.37 per share; provided, however, that 20% of the principal amount of each promissory note is not convertible until January 9, 2016.

On a date when (i) the shares of common stock issuable upon conversion of the promissory notes may be sold without restriction or volume limitations under Rule 144 under the Securities Act, and (ii) the average closing price of our common stock is at least 105% of the then-applicable conversion price of the promissory notes on the three trading days immediately prior to such date, we may require the conversion into common stock of all or part of the outstanding amounts then owed under the promissory notes at the then-applicable conversion price.  In addition, if on or after the maturity date, (i) we are restricted or otherwise unable to pay in cash all outstanding amounts under the promissory notes, (ii) the promissory notes have not otherwise been paid in full within ten business days following the maturity date, or (iii) we are not at such time entitled to require the conversion of the promissory notes, then, in the event that both (i) and (iii) above apply, we, and in the event that both (ii) and (iii) above apply, the holders of the promissory notes, shall have the right to convert all outstanding amounts owing under the promissory notes into shares of our common stock at a conversion price (in lieu of the then-applicable conversion price) equal to the average closing price of our common stock on the three trading days immediately preceding the date of such conversion.

If the price per share of our common stock on April 7, 2015 is less than $14.85, as adjusted for stock splits, dividends, recapitalizations or transactions having a similar effect, then we are required to issue to the sellers of VaultLogix additional shares of common stock in an aggregate amount equal to the product of (x) a fraction, the numerator of which is $16.50 minus the closing price of our common stock on April 7, 2015, and the denominator of which is such closing price on April 7, 2015, multiplied by (y) 1,008,690, which was the aggregate number of shares of our common stock  issued to the such sellers at the closing.  However, the for purposes of such calculation, the closing price per share of our common stock on April 7, 2015 will not be less than $12.50.

Proceeds from Equity Issuances.

In the years ended December 31, 2014 and 2013, we raised net proceeds of $4.2 million and $5.8 million, respectively, from the sale of equity securities.

Accounts Receivable

We had accounts receivable at December 31, 2014 and 2013 of $19.4 million and $7.8 million, respectively. Our day’s sales outstanding calculated on an annual basis at December 31, 2014 and 2013 was 93 days and 66 days, respectively.

Capital expenditures

We had capital expenditures of $0.6 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.  We expect our capital expenditures for the 12 months ending December 31, 2015 to increase as a result of our expanded cloud offerings, which are more capital intensive than our other products.  These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment.  We expect to fund such capital expenditures out of our working capital.

Off-balance sheet arrangements

During the years ended December 31, 2014 and 2013, other than operating leases, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contingencies

Other than the purported class action lawsuit disclosed herein under the caption “Business - Legal Proceedings,” we only are involved in claims and legal proceedings arising from the ordinary course of our business.  We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on our financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and stockholders’ deficit and cash flows for each of the two years in the years ended December 31, 2014 and 2013, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-61 of this report.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 the following material weaknesses existed:

(1)	We did not effectively implement comprehensive entity-level internal controls, as evidenced by the following control deficiencies:

●	Entity Level Internal Control Evaluation. We did not formally consider entity-wide controls that are pervasive across our company when considering whether control activities are sufficient to address identified risks.

●	Assessment of Information Technology. We did not formally evaluate the extent of our needed information technology controls in relation to our assessment of processes and systems supporting financial reporting.

●	Ongoing and Separate Evaluations. We did not effectively create and maintain effective evaluations on the progress of our remediation efforts nor the consistent evaluations of the operating effectiveness of our internal controls over financial reporting.

●	Reporting Deficiencies. We did not perform timely and sufficient internal or external reporting of our progress and evaluation of prior year material weaknesses or the current fiscal year internal control deficiencies.

(2)	We lack a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements. The monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous adjustments to our financial statements were identified and this fact, coupled with the lack of personnel, limits our ability to prepare and timely issue our required filings with the SEC.

(3)	We lack the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, the integration of the accounting systems related to our acquisition of VaultLogix constituted a material change in our internal controls over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following sets forth information about our executive officers and directors as of March 20, 2015.

Name	Position	Age

Mark Munro	Chairman of the Board, Chief Executive Officer	52
Mark F. Durfee	Director	58
Charles K. Miller	Director	54
Neal L. Oristano	Director	59
Frank Jadevaia	President	55
Timothy A. Larkin	Chief Financial Officer	52

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

Timothy A. Larkin, Chief Financial Officer.  Mr. Larkin has served as our Chief Financial Officer since October 2014.  Prior to joining our company, Mr. Larkin was employed for more than 19 years by Warren Resources, Inc., a publicly-traded oil and gas drilling company, most recently as Chief Financial Officer from January 1995 to July 2013 and Executive Vice President from March 2004 to January 2014.  Mr. Larkin has a B.S. in accounting from Villanova University. Mr. Larkin brings extensive experience in finance for both publicly-traded and private companies to our executive management team.

Effective March 20, 2015, Roger M. Ponder, our former Chief Operating Officer, retired from employment with our company. Our President, Frank Jadevaia, has assumed the duties previously performed by Mr. Ponder.

Board Composition

Our board of directors consists of four members, all of whom, with the exception of our chief executive officer, Mr. Munro, are “independent directors,” as defined in applicable rules of the SEC and NASDAQ. All directors will hold office until their successors have been elected.  Officers are appointed and serve at the discretion of our board of directors.  There are no family relationships among any of our directors or executive officers.

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

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during 2014, with the exception of a Statement of Changes of Beneficial Ownership of Securities on Form 4 for our chairman of the board and chief executive officer, Mark Munro, filed on June 5, 2014; a Statement of Changes of Beneficial Ownership of Securities on Form 4 for our director, Mark F. Durfee, filed on April 22, 2014; a Statement of Changes in Beneficial Ownership of Securities on Form 4 for our director, Neal L. Oristano, filed on April 22, 2014; an Initial Statement of Beneficial Ownership of Securities on Form 3 for our President, Frank Jadevaia, filed on February 10, 2014 and amended on June 2, 2014 and a Statement of Changes in Beneficial Ownership on Form 4 for Mr. Jadevaia, which has not yet been filed; an Initial Statement of Beneficial Ownership of Securities on Form 3 for our chief financial officer, Timothy A. Larkin, which has not yet been filed; and an Initial Statement of Beneficial Ownership of Securities on Form 3 for Douglas R. Shooker, the beneficial owner of more than 10% of our common stock at the time of filing, filed on January 28, 2014.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors.  We will provide a copy of our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 1030 Broad Street, Suite 102, Shrewsbury, NJ 07702, Attention: Corporate Secretary.

Stockholder Procedures to Recommend Director Nominees

Pursuant to our corporate bylaws, nominations of persons for election to our board of directors at an annual meeting or at a special meeting (but only if our board of directors has first determined that directors are to be elected at such special meeting) may be made at such meeting (i) by or at the direction of our board of directors, including by any committee or persons appointed by the board of directors, or (ii) by any stockholder who (A) was a stockholder of record (and, with respect to any beneficial owner, if different, on whose behalf such nomination is proposed to be made, only if such beneficial owner was the beneficial owner of our shares) both at the time of giving the required notice (as discussed below) and at the time of the meeting, (B) is entitled to vote at the meeting, and (C) complied with the notice procedures as to such nomination as described below.

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

To be “timely” with respect to an annual meeting of stockholders, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the ninetieth 90th day prior to such annual meeting or, if the first public disclosure of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the close of business on the tenth day following the day on which public disclosure of the date of such annual meeting was made.

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

To be in a “proper form”, a stockholder’s notice to our Secretary is required to set forth:

(i)	As to the stockholder providing the notice and each other Proposing Person (as defined below), (A) the name and address of the stockholder providing the notice and of the other Proposing Persons, and (B) any Disclosable Interests (as defined in our bylaws) of the stockholder providing the notice (or, if different, the beneficial owner on whose behalf such notice is given) and/or each other Proposing Person;

(ii)	As to each person whom the stockholder proposes to nominate for election as a director, (A) all information with respect to such proposed nominee that would be required by the Amended Bylaws to be set forth in a stockholder’s notice if such proposed nominee were a Proposing Person, (B) all information relating to such proposed nominee that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14 under the Exchange Act and the rules and regulations thereunder (including such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and (C) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the stockholder providing the notice (or, if different, the beneficial owner on whose behalf such notice is given) and/or any Proposing Person, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is Acting in Concert (as defined in our bylaws), on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 under Regulation S-K if such stockholder or beneficial owner, as applicable, and/or such Proposing Person were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant; and

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

For purposes of our bylaws, the term “Proposing Person” means: (i) the stockholder providing the notice of the nomination proposed to be made at the meeting, (ii) the beneficial owner, if different, on whose behalf the nomination proposed to be made at the meeting is made, (iii) any affiliate or associate of such beneficial owner (as such terms are defined in Rule 12b-2 under the Exchange Act) and (iv) any other person with whom such stockholder or such beneficial owner (or any of their respective affiliates or associates) is acting in concert.

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

The chairman of our board of directors or any other officer presiding at the meeting shall have the power, if the facts warrant, to determine that a nomination was not properly made in accordance with our bylaws, and if he or she should so determine, he or she shall so declare such determination to the meeting and the defective nomination shall be disregarded.

In addition to the requirements described herein with respect to any nomination proposed to be made at a meeting, each Proposing Person shall comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to any such nominations.

Staggered Board

Pursuant to our certificate of incorporation and our bylaws, our board of directors has been divided into three classes and the members of each class serve for a staggered, three-year term.  Upon the expiration of the term of a class of directors, a director in that class will be elected for a three-year term at the annual meeting of stockholders in the year in which his or her term expires. The classes currently are composed as follows:

●	Mark F. Durfee is a Class I director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2017;

●	Neal L. Oristano is a Class II director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2015; and

●	Mark Munro and Charles K. Miller are Class III directors, whose terms will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2016.

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

We expect to obtain general liability insurance that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

ITEM 11.          EXECUTIVE COMPENSATION

The following summary compensation table sets forth the compensation paid to the following persons for the last two completed fiscal years.

(a)     our principal executive officer;

(b)    each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2014 who had total compensation exceeding $100,000; and

(c)    up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as one of our executive officers at the end of the most recently completed financial year.

These individuals are referred to as the “named executive officers” in this report.  The following table provides a summary of compensation paid for the years ended December 31, 2014 and 2013 to the named executive officers:

Summary Compensation Table

						Non-Equity
						Incentive	All
		Base		Stock	Option	Plan	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)	($)
Mark Munro	2014	383,042	—	2,985,000	—	—	—	3,368,042
Chief Executive Officer (2)	2013	88,267	—	479,500	—	—	—	567,767
Frank Jadevaia	2014	397,864	—	1,492,500	—	—	—	1,890,364
President (3)	2013	—	—	—	—	—	—	—
Daniel J. Sullivan	2014	192,693	—	477,411	—	—	—	670,104
Chief Accounting Officer (4)	2013	126,923	—	239,750	—	—	—	366,673
Roger M. Ponder	2014	194,712	—	347,661	—	—	—	542,373
Chief Operating Officer (5)	2013	81,923	—	239,750	—	—	—	321,673
Scott Davis	2014	192,017	—	395,250	61,921	—	—	649,188
Senior Vice President of Sales and Marketing (6)	2013	—	—	—	—	—	—	—

(1)	The amounts shown reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used to calculate the value of stock awards are described under the caption “Critical Accounting Policies and Estimates – Stock-Based Compensation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and in Note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

(2)	While Mr. Munro became our Chief Executive Officer in December 2011, by agreement with Mr. Munro, he began receiving cash compensation for his services in May 2013.

(3)	Mr. Jadevaia joined our company as President in January 2014.

(4)	Mr. Sullivan served as our Chief Financial Officer until October 14, 2014, on which date Mr. Sullivan became our Chief Accounting Officer.

(5)

While Mr. Ponder became our Chief Operating Officer on November 2012, by agreement with Mr. Ponder, he commenced receiving cash compensation in May 2013. Effective March 20, 2015, Mr. Ponder retired from his employment with our company.

(6)	Mr. Davis joined our company as Senior Vice President of Sales and Marketing in February 2014.

Employment and Severance Agreements

In February 2014, we entered into three-year employment agreements with our President, Frank Jadevaia, and our Vice President of Sales and Marketing, Scott Davis, and in October 2014, we entered into a three-year employment agreement with our Chief Financial Officer, Timothy A. Larkin. Pursuant to such employment agreements, such officers are entitled to the following compensation:

Executive	Title	Annual Base Salary	Annual Targeted Bonus
Frank Jadevaia	President	$400,000	Up to 75% of base salary
Timothy A. Larkin	Chief Financial Officer	$275,000	Up to 60% of base salary
Scott Davis	Senior Vice President of Sales and Marketing	$225,000	Up to 100% of base salary

Each employment agreement is for a term of three-years, provided that such agreements will be automatically extended for additional one-year terms unless either party gives written notice of termination not less than sixty (60) days prior to the termination of the then-current term. Each executive is entitled to the annual compensation described above, and is eligible to receive an annual incentive bonus as determined by our board of directors of a percentage of such executive’s base salary as described above. During the term of employment, each executive is entitled to participate all employee pension and welfare benefit plans and programs, and fringe benefit plans and programs, made available to our employees generally, subject to the eligibility and participations restrictions of each such plan or program. Each executive also is entitled to reimbursement for all reasonable business expenses incurred by such executive in connection with carrying out such executive’s duties.

Each employment agreement is terminable by us for at any time, (i) for Cause (as defined in such employment agreements), (ii) without Cause upon at least thirty (30) days prior written notice to the executive, (iii) in the event of the executive’s death, or (iv) in the event of the executive’s disability, as determined in good faith by our board of directors. Each executive may terminate the agreement at any time upon not less than thirty (30) days prior written notice; provided, however, that each executive may terminate the agreement immediately for Good Reason (as defined in such employment agreements) if we have not remedied the circumstances giving rise to the basis of such termination for Good Reason within the applicable cure period. If the executive’s employment is terminated without Cause or by the executive for Good Reason, in addition to payment of any accrued obligations, such executive will be entitled to certain severance benefits based on such executive’s base salary and targeted incentive bonus amount then in effect, and such executive shall also be entitled to incentive bonuses with respect to the current year that would otherwise have been payable to such executive had such executive’s employment not been terminated.

Pursuant to such employment agreements, each executive also is subject to customary confidentiality restrictions and work-product provisions, and each executive also is subject to customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

We do not maintain any retirement plans, tax-qualified or nonqualified, for our executives or other employees.

Outstanding Equity Awards at Fiscal Year-End

The following table itemizes outstanding equity awards held by the named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock(#) That Have Not Vested(1)		Stock Award Grant Date	Market Value of Shares or Units of Stock ($) That Have Not Vested
Mark Munro	-	-	-	-	-	500,000	(2)	5/29/2014	$2,985,000	(3)
Frank Jadevaia	-	-	-	-	-	250,000	(2)	5/29/2014	$1,492,500	(3)
Daniel J. Sullivan	-	-	-	-	-	50,000	(4)	8/28/2014	$259,500	(5)
Roger M. Ponder	-	-	-	-	-	25,000	(4)	8/28/2014	$129,750	(5)

(1)	Unvested shares of restricted stock are generally forfeited if the named executive officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement.

(2)	This restricted stock award vests in three equal annual installments beginning May 29, 2015.

(3)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $5.97, which was the closing market price of one share of our common stock on May 29, 2014.

(4)	This restricted stock award vests in full on August 28, 2015.

(5)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $5.19, which was the closing market price of one share of our common stock on August 28, 2014.

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

A total of 3,058,749 shares of our common stock is authorized for issuance with respect to awards granted under the 2012 Plan.  The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (i) 4% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) 2,000,000 shares, or (iii) such lesser number as determined by our board of directors.  Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2012 Plan.  As of the date of this report, stock grants of an aggregate of 1,957,353 shares have been made under the 2012 Plan, and 1,101,396 shares authorized under the 2012 Plan remain available for award purposes.

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

Director Compensation

Our board of directors has approved a compensation policy for members of the board who are not employed by us or any of our subsidiaries (“non-employee directors”).   Under the policy, each non-employee director continuing to serve in such capacity after an annual meeting of our stockholders will receive an award of restricted stock units, with the number of units to be determined by dividing $30,000 by the per-share closing price of our common stock on the grant date.  A non-employee director who is appointed to the board after the date of the annual meeting in any year (other than in connection with an annual meeting and who has not been employed by us or one of our subsidiaries in the preceding six months) will receive a grant of restricted stock units, with the number of units to be determined by dividing $30,000 by the per-share closing price of our common stock on the grant date and pro-rating that number based on the period of time that has elapsed since the last annual meeting.  Each of these grants will vest on a quarterly basis through the date of the next annual meeting (or, if earlier, the first anniversary of the date of grant).

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

The following table sets forth information about the compensation of the non-employee members of our board of directors who served as a director during the year ended December 31, 2014. Other than as set forth in the table and described more fully below, during the year ended December 31, 2014, we did not pay any fees, make any equity awards or non-equity awards or pay any other compensation to the non-employee members of our board of directors. Mr. Munro, our Chief Executive Officer, receives no compensation for his service as a director, and is not included in the table below.

Name	Fees earned or paid in cash	Stock awards (1)	Options awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earning	All other compensation	Total
Mark F. Durfee	$-	$125,294	$-	$-	$-	$-	$125,294
Charles K. Miller	-	75,462	-	-	-	-	75,462
Neal L. Oristano	-	125,294	-	-	-	-	125,294

(1)	The amounts shown reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used to calculate the value of stock awards are described under the caption “Critical Accounting Policies and Estimates—Stock-Based Compensation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and in Note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 16, 2015 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 16, 2015.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.  Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 19,446,199 shares of our common stock outstanding as of March 16, 2015.  Unless otherwise noted below, the address of the persons listed on the table is c/o InterCloud Systems, Inc., 1030 Broad Street, Suite 102, Shrewsbury, NJ 07702.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and Directors
Mark Munro (1)	1,597,281	8.2%
Mark F. Durfee (2)	1,267,501	6.5%
Frank Jadevaia (3)	820,482	4.2%
Charles K. Miller	51,222	*
Neal Oristano	83,017	*
Daniel J. Sullivan	117,644	*
Roger Ponder	93,244	*
Scott Davis	101,549	*

All executive officers and directors as a group (eight persons)	4,131,940	21.2%

5% or More Stockholders
Douglas Shooker (4)	2,761,252	13.0%

*	Less than 1.0%.

(1)	Includes (i) 1,162,689 shares of common stock held by Mr. Munro, including 500,000 shares that are subject to a three-year vesting schedule, (ii) 268,739 shares of common stock held by Mark Munro IRA, (iii) 161,081 shares held by 1112 Third Avenue Corp., (iv) and (iv) 4,769 shares held by MMD Genesis LLC. Mr. Munro has sole voting and investment power over the shares held by 1112 Third Avenue Corp. Mr. Munro, Mr. Mark Durfee and Mr. Douglas Shooker share voting and investment power over the shares held by MMD Genesis LLC.

(2)	Includes (i) 37,515 shares held by Mr. Durfee, (ii) 1,225,217 shares held by Pascack Road LLC, and (ii) 4,769 shares held by MMD Genesis LLC. Mr. Durfee has sole voting and investment power over the shares held by Pascack Road LLC. Mr. Durfee, Mr. Mark Munro and Mr. Douglas Shooker share voting and investment power over the shares held by MMD Genesis LLC.

(3)	Includes (i) 457,331 shares of common stock, including 250,000 shares that are subject to a three-year vesting schedule, and (ii) 368,151 shares of common issuable upon conversion of a convertible promissory note (based on the original principal amount of such note).

(4)

Includes (i) 4,659 shares of common stock held by Mr. Shooker; (ii) 984,800 shares of common stock held by Forward Investments LLC, (iii) 4,769 shares of common stock held by MMD Genesis LLC and (iv) 1,767,024 shares of common stock issuable upon conversion of convertible promissory notes held by Forward Investments LLC. Mr. Shooker is the manager of Forward Investments LLC. Mr. Shooker and Mr. Mark Durfee share voting and investment power over the shares held by MMD Genesis LLC. The address of Mr. Shooker and Forward Investments LLC is 14161 North Donnelly, Mt. Dora, Florida 32757.

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

Related Party Transactions

Loan Transactions.  During the year ended December 31, 2013, MMD Genesis LLC, a company the three principals of  which are our Chairman of the Board and Chief Executive Officer, Mark Munro, one of our directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of our common stock, made loans to us from time to time in the aggregate principal amount of $3,675,000 to fund certain of our working capital requirements and a portion of the cash purchase price of our acquisition of IPC. At December 31, 2013, we had outstanding loans from MMD Genesis in the aggregate principal amount of $350,000.

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3,925,000, and accrued interest thereon in the amount of $994,996, was restructured and, in lieu thereof, we issued to the principals of MMD Genesis LLC or their designees the following notes:

●	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275,000 that initially bore interest at the rate of 12% per annum and matured on March 31, 2016;

●	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $346,904 that initially bore interest at the rate of 12% per annum and matured on March 31, 2016;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375,000 that initially bore interest at the rate of 12% per annum and matured on March 31, 2016;

●	a note issued to Mark Munro in the principal amount of $737,000 that initially bore interest at the rate of 12% per annum and matured on March 31, 2016;

●	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575,000 that initially bore interest at the rate of 12% per annum and matured on March 31, 2016;

●	a note issued to Forward Investments, LLC in the principal amount of $650,000 that bears interest at the rate of 10% per annum, matures on June 30, 2015 and is convertible into shares of our common stock at an initial conversion price of $6.36 per share; and

●	a note issued to Forward Investments, LLC in the principal amount of $2,825,000 that bears interest at the rate of 2% per annum, matures on June 30, 2015 and is convertible into shares of our common stock at an initial conversion price of $6.36 per share.

As of the restructuring date, we recorded $895,000 of interest expense related to the restructuring of these loans within the consolidated statement of operations.

On May 29, 2014, we issued an aggregate of 8,934 shares of our common stock to Mark Munro, Mark Munro 1996 Charitable Remainder Unitrust, CamaPlan FBO Mark Munro IRA and 1112 Third Avenue Corp. in settlement of outstanding accrued interest owed to such note holders through March 31, 2014. On July 25, 2014, we issued to such note holders an aggregate of 10,800 shares of our common stock in settlement of outstanding accrued interest owed to such note holders through June 30, 2014. On July 25, 2014, we issued an aggregate of 26,189 shares of our common stock to Forward Investments, LLC in settlement of outstanding accrued interest owed to such note holder through June 30, 2014. On July 25, 2014, we issued an aggregate of 16,901 shares of our common stock to Pascack Road, LLC in settlement of outstanding accrued interest owed to such note holder through June 30, 2014.

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made loans to us for working capital purposes in the amounts of $1.8 million and $1.2 million, respectively.  Such loans are evidenced by promissory notes that bear interest at the rate of 10% per annum, mature on June 30, 2015 and are convertible into shares of our common stock at an initial conversion price of $6.36 per share.  We have not made any payments of principal on such promissory notes. On July 25, 2014, we paid the accrued interest on such promissory notes through June 30, 2014 by issuing an aggregate of 16,608 shares of our common stock.

On May 7, 2014, Mark Munro 1996 Charitable Remainder Unitrust made a loan to us in the amount of $300,000. On June 19, 2014, Forward Investments LLC made a loan to us in the amount of $500,000. On June 20, 2014, Pascack Road LLC, a company owned by one of our directors, Mark F. Durfee, made a loan to us in the amount of $300,000.  On July 11, 2014, Forward Investments, LLC and Pascack Road LLC each made a loan to us in the amount of $200,000.  On July 29, 2014, Mark Munro IRA made a loan to us in the amount of $200,000.  On August 12, 2014, Forward Investments, LLC made a loan to us in the amount of $600,000. On September 2, 2014, Forward Investments, LLC, Pascack Road LLC, and Mark Munro each made a loan to us in the amount of $100,000.  On September 8, 2014 Forward Investments, LLC, and Pascack Road LLC, each made a loan to us in the amount of $150,000.  On September 9, 2014, Mark Munro made a loan to us in the amount of $150,000. All of such loans were made to us for working capital purposes and are evidenced by promissory notes that initially bore interest at the rate of 18% per annum and matured on November 1, 2014.  We have not made any payments of principal on such promissory notes. On July 25, 2014, we paid the accrued interest on such promissory notes through June 30, 2014 by issuing an aggregate of 2,255 shares of our common stock.

On July 3, 2014, we obtained an unsecured $3.0 million interim revolving line of credit from MMD Genesis LLC, the Mark Munro 1996 Charitable Remainder UniTrust, CamaPlan FBO Mark Munro IRA, Mark Munro, Pascack Road, LLC, and Forward Investments, LLC, all of which are related parties, to provide us working capital as well as cash to make certain of our amortization payments in respect of the Convertible Debentures.  The line of credit has a maturity date of March 31, 2016, and bears interest at the rate of 1.5% per month on funds drawn.

On February 25, 2015, we restructured the terms of certain promissory notes issued by us to each of Mark Munro, Cama Plan FBO Mark Munro IRA, 1112 Third Ave. Corp., the Mark Munro 1996 Charitable Remainder Trust and Pascack Road, LLC, to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Mark Munro in the aggregate principal amount of $1,337,000 had the interest rates reduced from 12% and 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	notes issued to CamaPlan FBO Mark Munro IRA in the aggregate principal amount of $596,904 had the interest rates reduced from 12% and 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375,000 had the interest rate reduced from 12% to 3% per annum and the maturity date extended from March 31, 2016 to January 1, 2018;

●	notes issued to Mark Munro 1996 Charitable Remainder UniTrust in the aggregate principal amount of $575,000 had the interest rates reduced from 12% and 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018; and

●	notes issued to Pascack Road, LLC in the aggregate principal amount of $2,650,000 had the interest rate reduced from 12% and 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018.

In consideration for such restructuring, we issued to Mark Munro 159,300 shares of unregistered common stock, the CamaPlan FBO Mark Munro IRA 81,290 shares of unregistered common stock, 1112 Third Avenue Corp. 87,500 shares of unregistered common stock, the Mark Munro 1996 Charitable Remainder UniTrust 89,900 shares of unregistered common stock and Pascack Road, LLC 381,100 shares of unregistered common stock.

On March 4, 2015, we restructured the terms of certain promissory notes issued by us to Forward Investments, LLC, to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $3,650,000 that bear interest at the rate of 10% per annum, had the maturity date extended from June 30, 2015, to July 1, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $2,825,000 that bear interest at the rate of 2% per annum, had the maturity date extended from June 30, 2015, to July 1, 2016; and

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $2,645,000 were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum, had the maturity dates extended by approximately three years to January 1, 2018, and were made convertible into shares of our common stock at an initial conversion price of $6.36 per share, subject to further adjustment as set forth therein.

In addition, on March 4, 2015, Forward Investments, LLC agreed to lend to us an amount substantially similar to the accrued interest that we then owed to Forward Investments, LLC on such notes. In consideration for such restructuring and additional payments made by Forward Investments, LLC to us, we issued to Forward Investments, LLC an additional convertible note in the principal amount of $1,730,000 that bears interest at the rate of 3% per annum, has a maturity date of January 1, 2018, and has an initial conversion price of $6.36 per share, subject to further adjustment as set forth therein.

In connection with the transactions effected with Forward Investments LLC on March 4, 2015, we also entered into a put option agreement with Forward Investments, LLC pursuant to which we sold to Forward Investments, LLC, in consideration of a payment to us of $30,000, an option to lend to us up to an additional $8.0 million, in increments of $1.0 million, at any time prior to March 3, 2020.  Any such loans will be evidenced by promissory notes that bear interest at the rate of 10% per annum, mature 30 months from the date of issuance, with the option for Forward Investments, LLC to extend the maturity date to any date that is on or prior to the date that is 48 months from the date of issuance, and are convertible into shares of our common stock at an initial conversion price equal to the lower of  (i) $6.36 per share until the Convertible Debentures are repaid in full and thereafter $2.35 per share, and (ii) subject to the receipt of stockholder approval, if required, the lowest sale price at which we sell or issue shares of common stock, or securities convertible into or exercisable to purchase shares of common stock, while such note is outstanding, subject in either case to adjustment as set forth therein.

Restricted Stock Grants.  On April 11, 2014, our board of directors approved a grant under our 2012 Performance Incentive Plan of 25,000 shares of our common stock to Scott Davis, our Senior Vice President of Sales and Marketing. The closing sale price of our common stock on the NASDAQ Capital Market on April 11, 2014 was $5.99.

On May 19, 2014, our board of directors approved grants under our 2012 Performance Incentive Plan of 25,000 shares of our common stock to each of Messrs. Sullivan and Ponder. The closing sale price of our common stock on the NASDAQ Capital Market on May 19, 2014 was $4.69.

On May 29, 2014, our board of directors approved grants under our 2012 Performance Incentive Plan of 500,000 shares of our common stock to Mr. Munro and 250,000 shares to Frank Jadevaia, our President, which share grants vest over a period of three years. The closing sale price of our common stock on the NASDAQ Capital Market on May 29, 2014 was $5.99.

On August 27, 2014, our board of directors approved grants under our 2012 Performance Incentive Plan of 25,000 shares of our common stock to Mr. Ponder and 50,000 shares to Mr. Sullivan. The closing sale price of our common stock on the NASDAQ Capital Market on August 27, 2014 was $5.35.

For additional information regarding such stock grants, see Item 11. “Executive Compensation – Summary Compensation Table.”

Extension of Promissory Note. In December 2014, we issued to Frank Jadevaia, our President, 100,000 shares of our common stock in consideration of the agreement of Mr. Jadevaia to extend from December 31, 2014 to December 31, 2015 the maturity date of our 8% promissory note in the principal amount of $6,254,873 that was issued to Mr. Jadevaia in connection with our acquisition of IPC in January 2014.  The shares of common stock issued to Mr. Jadevaia were valued at $292,000, or $2.92 per share, on the date of issuance.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO USA, LLP, our principal accountants for the year ended December 31, 2014, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $697,500 and $1,065,000 for the fiscal years ended December 31, 2014 and 2013, respectively.

Audit-Related Fees

	For the years ended
	December 31,
	2014	2013

Audit Fees	$697,500	$1,065,000
Audit related fees	-	185,000
Tax fees	200	7,500
Other fees	-	-

Included in audit fees are those fees in connection with our registration statement efforts on Form S-1 and S-3, respectively, filed on various dates during 2014 totaling $175,000.

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

Date: March 23, 2015

	By:	/s/ Mark Munro
Mark Munro
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer and Chairman of the Board of Directors	March 23, 2015
Mark Munro	(Principal Executive Officer)

/s/ Timothy A. Larkin	Chief Financial Officer	March 23, 2015
Timothy A. Larkin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Mark Durfee	Director	March 23, 2015
Mark Durfee

/s/ Charles K. Miller	Director	March 23, 2015
Charles K. Miller

/s/ Neal L. Oristano	Director	March 23, 2015
Neal L. Oristano

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1†	Purchase Agreement, dated April 3, 2013, by and among the Company, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Keith W. Hayter, Bobby A. Varma, James Partridge, Emmanuel Poulin and Jeffrey Dubay (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).
2.2	Amendment No. 1 to Purchase Agreement, dated April 9, 2013, by and among the Company, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Keith W. Hayter, Bobby A. Varma, James Partridge, Emmanuel Poulin and Jeffrey Dubay (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).
2.3	Amendment No. 2 to Purchase Agreement, dated April 15, 2013, by and among the Company, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Keith W. Hayter, Bobby A. Varma, James Partridge, Emmanuel Poulin and Jeffrey Dubay (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2013).
2.4†	Stock Purchase Agreement, dated as of December 12, 2013, by and among the Company, Integration Partners-NY Corporation, and Barton F. Graf, David C. Nahabedian and Frank Jadevaia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
2.5	Amendment No. 1 to Stock Purchase Agreement, dated as of January 1, 2014, by and among the Company, Integration Partners-NY Corporation, and Barton F. Graf, David C. Nahabedian and Frank Jadevaia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 7, 2014).
2.6†	Stock Purchase Agreement, dated as of February 3, 2014, by and among RentVM, Inc., Aqeel Asim, Awais Daud and Ali Fayazi and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 7, 2014).
2.7†	Interest Purchase Agreement, dated as of March 19, 2014, among VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, London Bay – VL Acquisition Company, LLC, Tier 1 Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014).
2.8	Amendment to Interest Purchase Agreement, dated May 30, 2014, among InterCloud Systems, Inc., VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, London Bay - VL Acquisition Company, LLC and Tier 1 Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2014).
3.1	Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated August 16, 2001, and the Certificate of Amendment dated September 4, 2008, filed in the office of the Secretary of State of the State of Delaware on September 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated January 10, 2013 (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2013).
3.4	Series A Certificate of Designation filed with the Delaware Secretary of State on July 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.5	Series B Certificate of Designation filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.6	Amendment No. 1 to Series B Certificate of Designation filed with the Delaware Secretary of State on October 23, 2012 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.7	Series C Certificate of Designation filed with the Delaware Secretary of State on January 10, 2012 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.8	Series D Certificate of Designation filed with the Delaware Secretary of State on March 5, 2012 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.9	Series E Certificate of Designation filed with the Delaware Secretary of State on September 18, 2012 (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.10	Series F Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.11	Series G Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.12	Series H Certificate of Designation filed with the Delaware Secretary of State on November 16, 2012 (incorporated by reference to Exhibit 3.10 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.13	Series I Certificate of Designation filed with the Delaware Secretary of State on December 6, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2012).
3.14	Amended and Restated Bylaws of the Company, dated as of November 16, 2012 (incorporated by reference to Exhibit 3.12 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.2	Form of Warrant, dated September 17, 2012, issued by the Company in connection with the Loan and Security Agreement dated as of September 17, 2012 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.3	First Amendment, dated November 13, 2012, to Form of Warrant of the Company dated September 17, 2012 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1(Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.4	Form of Warrant issued by the Company to ICG USA, LLC on April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.5	Form of Amended and Restated Warrant issued by the Company to ICG USA, LLC in respect of warrant originally issued on April 30, 2013 (incorporated by reference to Exhibit 10.41 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.6	Form of Warrant issued by the Company to ICG USA, LLC on August 28, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.7	Warrant Agreement by and between the Company and Corporate Stock Transfer and form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed on September 10, 2013).
4.8	Form of Representative's Warrant Agreement (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed on October 17, 2013).
4.9	Form of Warrant, dated July 1, 2014 issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
4.10	Form of Warrant dated October 8, 2014 issued by the Company to each of the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
4.11	Form of Warrant, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).

10.1	2012 Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.2	Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
10.3	Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed with the SEC on December 5, 2012).
10.4	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.5	Security Agreement, dated April 5, 2013, among the Company, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Keith W. Hayter, Bobby A. Varma, James Partridge, Emmanuel Poulin and Jeffrey Dubay (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2013).
10.6	Form of Promissory Note issued by the Company to the sellers in connection with the acquisition of AW Solutions, Inc. and AW Solutions Puerto Rico (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2013).
10.7	Purchase Agreement, dated as of April 26, 2013, by and among the Company and ICG USA, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
10.8	Form of Unsecured Convertible Note issued by the Company to ICG USA, LLC on April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
10.9	Form of Amended and Restated Unsecured Convertible Note issued by the Company to ICG USA, LLC in respect of note originally issued on April 30, 2013 (incorporated by reference to Exhibit 10.40 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
10.10	Form of Unsecured Convertible Note issued by the Company to ICG USA, LLC on August 28, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
10.11	Revolving Credit and Security Agreement, dated as of September 20, 2013, among the Company, ADEX Corporation, ADEX Puerto Rico LLC, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, T N S, Inc., ADEXCOMM Corporation, Tropical Communications, Inc., Rives-Monteiro Engineering LLC, Rives-Monteiro Leasing, LLC, Environmental Remediation and Financial Services, LLC, the financial institutions party thereto and PNC Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2013).
10.12	Pledge Agreement, dated as of September 20, 2013, among InterCloud Systems, Inc., ADEX Corporation and PNC Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2013).
10.13	Securities Purchase Agreement, dated as of December 13, 2013, between the Company and the purchasers of the 12% Convertible Debentures (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
10.14	Form of 12% Convertible Debenture dated December 13, 2013, issued by the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
10.15	Registration Rights Agreement, dated December 13, 2013, between the Company and purchasers of the 12% Convertible Debentures (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
10.16	Voting Agreement, dated December 13, 2013, by and among the Company and various stockholders of the Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
10.17	Convertible Promissory Note, dated January 1, 2014, issued by the Company to Frank Jadevaia (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 7, 2014).
10.18	Amendment No. 1 to Promissory Note, dated as of December 31, 2014, between the Company and Frank Jadevaia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015).

10.19	Employment Agreement, dated as of February 15, 2014, between the Company and Frank Jadevaia, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.20	Employment Agreement, dated as of February 21, 2014, between the Company and Scott Davis, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.21	Exchange Agreement, dated as of March 12, 2014, among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2014).
10.22	Letter Agreement, dated April 4, 2014, amending the Exchange Agreement, dated as of March 12, 2014, by and among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.23	Purchase Agreement, dated March 25, 2014, among the Company, VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, and Tier 1 Solutions, Inc., as amended by a Letter Agreement dated July 28, 2014, by a Letter Agreement dated August 14, 2014, by a Letter Agreement dated September 17, 2014, and by a Letter Agreement dated October 7, 2014 (incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2014).
10.24	Securities Purchase Agreement, dated as of July 1, 2014, between 31 Group, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.25	Senior Convertible Note, dated July 1, 2014, issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.26	Loan and Security Agreement, dated as of October 1, 2014, among the Company, the entities party thereto as Guarantors, the entities party thereto as Lenders, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.27	Pledge Agreement, dated as of October 1, 2014, among the parties identified as Pledgors thereto and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.28	Security Agreement, dated as of October 1, 2014, executed by the Company in favor of White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.29	Securities Purchase Agreement, dated as of October 8, 2014, among the Company and each of the purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.30	Registration Rights Agreement, dated as of October 8, 2014, by and among the Company and each of purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.31	Employment Agreement, by and between the Company and Timothy A. Larkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2014).
10.32	Securities Purchase Agreement, dated as of November 14, 2014, by and between the Company and Dominion Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).
10.33	Demand Promissory Note, dated as of November 17, 2014, issued by the Company to Dominion Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).

10.34	Bridge Financing Agreement, dated as of December 2, 2014, by and between GPB Life Science Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.35	12% Senior Secured Note, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.36	Form of Note, dated as of February 25, 2015, issued by the Company to each of Mark Munro 1996 Charitable Remainder UniTrust, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp., Mark Munro and Pascack Road, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015).
10.37	Put Option Agreement, dated as of March 3, 2015, by and between the Company and Forward Investments, LLC.
10.38	Form of Note, dated as of March 4, 2015, issued by the Company to Forward Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

INTERCLOUD SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InterCloud Systems, Inc.

Shrewsbury, New Jersey

We have audited the accompanying consolidated balance sheets of InterCloud Systems, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterCloud Systems, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

March 23, 2015

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$5,470	$17,867
Accounts receivable, net of allowances of $1,545 and $738, respectively	19,421	7,822
Inventory	1,031	-
Deferred loan costs	1,278	1,528
Loans receivable	300	286
Other current assets	1,448	805
Total current assets	28,948	28,308

Property and equipment, net	2,210	362
Goodwill	60,354	17,070
Intangible assets, net	29,699	12,776
Deferred loan costs, net of current portion	-	1,502
Other assets	146	672
Total assets	$121,357	$60,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$19,017	$8,880
Deferred revenue	3,680	50
Income taxes payable	728	430
Bank debt, current portion	252	318
Notes, acquisitions	-	508
Notes, related parties	7,238	4,025
Contingent consideration	2,725	4,514
Derivative financial instruments	18	-
Term loans, current portion, net of debt discount	8,387	5,386
Total current liabilities	42,045	24,111

Long-term Liabilities:
Bank debt, net of current portion	53	124
Notes, related parties, net of current portion	11,214	-
Deferred income taxes	1,023	1,523
Term loans, net of current portion, net of debt discount	27,568	15,115
Contingent consideration	823	1,615
Derivative financial instruments	2,391	19,878
Total long-term liabilities	43,072	38,255

Total Liabilities	85,117	62,366

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock; $0.0001 par value; 500,000,000 shares authorized; 17,910,081 and 8,558,631 issued and outstanding as of December 31, 2014 and 2013, respectively	2	1
Common stock warrants, no par	2	3
Treasury stock, at cost - 850 and 0 shares	-	-
Additional paid-in capital	92,745	36,020
Accumulated deficit	(56,738)	(37,943)
Total InterCloud Systems, Inc. stockholders' equity (deficit)	36,011	(1,919)
Non-controlling interest	229	243
Total stockholders' equity (deficit)	36,240	(1,676)

Total liabilities, non-controlling interest and stockholders’ equity (deficit)	$121,357	$60,690

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNT IN THOUSANDS)

	For the years ended
	December 31,
	2014	2013

Service revenue	$60,758	$51,408
Product revenue	15,470	-
Total revenue	76,228	51,408
Cost of revenue	56,123	37,280
Gross profit	20,105	14,128

Operating expenses:
Depreciation and amortization	4,140	1,120
Salaries and wages	19,818	8,341
Selling, general and administrative	11,897	7,876
Goodwill impairment charge	1,369	-
Intangible asset impairment charge	2,392	-
Change in fair value and (gain)/loss on contingent consideration	(867)	3,131
Total operating expenses	38,749	20,468

Loss from operations	(18,644)	(6,340)

Other income (expenses):
Change in fair value of derivative instruments	25,772	(14,156)
Interest expense	(13,859)	(5,574)
Loss on conversion of debt	(2,266)	-
Loss on debt modification	(602)	-
Loss on extinguishment of debt	(10,184)	(992)
Loss on fair value of conversion feature	(2,385)	-
Commission income	-	1,824
Other income (expense)	181	(176)
Total other expense	(3,343)	(19,074)

Loss from continuing operations before income taxes	(21,987)	(25,414)

Benefit from income taxes	(3,169)	(588)

Net loss from continuing operations	(18,818)	(24,826)

Income from discontinued operations including gain on sale of subsidiary, net of tax	-	550

Net loss	(18,818)	(24,276)

Net (loss) income attributable to non-controlling interest	(23)	76

Net loss attributable to InterCloud Systems, Inc.	(18,795)	(24,352)

Less dividends on Series C, D, E, F and H Preferred Stock	-	(1,084)

Net loss attributable to InterCloud Systems, Inc's. common stockholders	$(18,795)	$(25,436)

Basic loss per share attributable to InterCloud Systems, Inc's. common stockholders:
Net loss from continuing operations	$(1.49)	$(8.02)
Income from discontinued operations, net of taxes	$-	$0.17
Net loss per share	$(1.49)	$(7.85)

Diluted loss per share attributable to InterCloud Systems, Inc's. common stockholders:
Net loss from continuing operations	$(3.38)	$(8.02)
Income from discontinued operations, net of taxes	$-	$0.17
Net loss per share	$(3.38)	$(7.85)

Basic weighted average common shares outstanding	12,619,885	3,240,230
Diluted weighted average common shares outstanding	13,004,731	3,240,230

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Common Stock Warrants		Preferred Stock Series A Convertible		Treasury Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total
Balance, January 1, 2013	489,018	$-	-	$-	2,000,000	$-	-	$-	$9,096	$(12,457)	$71	$(3,290)

Issuance of shares for preferred dividends series C,D,E and F	112,256	-	-	-	-	-	-	-	959	-	-	959
Issuance of shares pursuant to convertible notes payable	43,790	-	-	-	-	-	-	-	425	-	-	425
Conversion of Series A Preferred Stock	40,000	-	-	-	(2,000,000)	-	-	-	-	-	-	-
Conversion of Series B Preferred Stock	2,452,742	1	-	-	-	-	-	-	2,217	-	-	2,218
Conversion of Series C Preferred Stock	1,262,440	-	-	-	-	-	-	-	1,500	-	-	1,500
Conversion of Series D Preferred Stock	42,839	-	-	-	-	-	-	-	606	-	-	606
Conversion of Series E Preferred Stock	534,819	-	-	-	-	-	-	-	3,350	-	-	3,350
Conversion of Series H Preferred Stock	483,015	-	-	-	-	-	-	-	1,425	-	-	1,425
Issuance of shares pursuant to convertible debentures	36,567	-	-	-	-	-	-	-	382	-	-	382
Warrants issued pursuant to public offering	-	-	750,000	7	-	-	-	-	-	-	-	7
Issuance of shares upon conversion exercise of warrants	586,692	-	(448,296)	(4)	-	-	-	-	3,060	-	-	3,056
Issuance of shares pursuant to acquisition	356,297	-	-	-	-	-	-	-	5,409	-	-	5,409
Issuance of shares upon exercise of options	5,000	-	-	-	-	-	-	-	15	-	-	15
Issuance of shares pursuant to debt restructuring	20,375	-	-	-	-	-	-	-	249	-	-	249
Issuance of shares to employees and directors	154,700	-	-	-	-	-	-	-	1,573	-	-	1,573
Issuance of shares to non-employees for services	23,879	-	-	-	-	-	-	-	211	-	-	211
Conversion of Series F Preferred Shares and settlement of contingent consideration	466,702	-	-	-	-	-	-	-	2,235	-	-	2,235
Issuance of shares pursuant to public offering	1,437,500	-	-	-	-	-	-	-	2,808	-	-	2,808
Conversion of put shares to common shares	10,000	-	-	-	-	-	-	-	500	-	-	500
Preferred dividends	-	-	-	-	-	-	-	-	-	(1,084)	-	(1,084)
Change in non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	(76)	172	96
Other	-	-	-	-	-	-	-	-	-	(50)	-	(50)
Net loss	-	-	-	-	-	-	-	-	-	(24,276)	-	(24,276)

Ending balance, December 31, 2013	8,558,631	$1	301,704	$3	-	$-	-	$-	$36,020	$(37,943)	$243	$(1,676)

Issuance of shares in settlement of Series E warrants	53,259	-	-	-	-	-	-	-	900	-	-	900
Issuance of shares upon settlement of acquisition notes	50,861	-	-	-	-	-	-	-	814	-	-	814
Issuance of shares upon conversion of 12% debentures	1,245,847	-	-	-	-	-	-	-	8,997	-	-	8,997
Issuance of shares upon conversion of promissory notes	216,876	-	-	-	-	-	-	-	1,725	-	-	1,725
Issuance of shares pursuant to acquisition of IPC	104,528	-	-	-	-	-	-	-	1,447	-	-	1,447
Issuance of shares pursuant to acquisition of RentVM	400,000	-	-	-	-	-	-	-	5,280	-	-	5,280
Issuance of shares pursuant to acquisition of VaultLogix	1,008,690	-	-	-	-	-	-	-	3,934	-	-	3,934
Issuance of shares pursuant to acquisition of assets	768,924	-	-	-	-	-	-	-	2,720	-	-	2,720
Issuance of shares to non-employees for services	146,376	-	-	-	-	-	-	-	1,242	-	-	1,242
Issuance of shares to employees for services	1,645,603	-	-	-	-	-	-	-	3,130	-	-	3,130
Issuance of shares upon extinguishment of debt	1,946,210	1	-	-	-	-	-	-	18,108	-	-	18,109
Issuance of shares upon exercise of warrants	111,095	-	(111,095)	(1)	-	-	-	-	555	-	-	554
Issuance of shares for settlement of interest	127,852	-	-	-	-	-	-	-	659	-	-	659
Issuance of shares for AWS earn out provisions	490,445	-	-	-	-	-	-	-	2,545	-	-	2,545
Issuance of shares pursuant to private placement	868,838	-	-	-	-	-	-	-	4,073	-	-	4,073
Issuance of shares upon settlement of contingent consideration	16,896	-	-	-	-	-	-	-	53	-	-	53
Issuance of shares upon settlement of debt	125,000	-	-	-	-	-	-	-	393	-	-	393
Treasury stock repurchases	(850)	-	-	-	-	-	850	-	-	-	-	-
Issuance of shares for acquisition of interest in Nottingham	25,000	-	-	-	-	-	-	-	150	-	9	159
Net loss	-	-	-	-	-	-	-	-	-	(18,795)	(23)	(18,818)

Ending balance, December 31, 2014	17,910,081	$2	190,609	$2	-	$-	850	$-	$92,745	$(56,738)	$229	$36,240

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	For the year ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,818)	$(24,276)
Adjustments to arrive at net loss from continuing operations	-	550
Net loss from continuing operations	(18,818)	(24,826)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operations:
Depreciation and amortization	4,140	1,120
Provision for bad debts	74	547
Write off of notes receivable	103	-
Amortization of debt discount and deferred debt issuance costs	9,021	1,239
Issuance of shares to non-employees for services	1,242	211
Share based compensation	3,666	1,573
Issuance of shares for settlement of debt	393	-
Change in fair value of derivative instruments	(25,772)	14,156
Loss on fair value of conversion feature	2,385	-
Loss on extinguishment of debt	10,184	992
Conversion of Series F Preferred Shares and settlement of contingent consideration	-	2,162
Loss on conversion of debt	2,266	-
Loss on debt modification	602	249
Issuance of shares pursuant to convertible notes payable	-	187
Deferred income taxes	(3,693)	(1,123)
Change in fair value of contingent consideration	(867)	3,273
Cancellation of contingent consideration	-	(142)
Settlement of contingent consideration	(1,779)	-
Other	-	15
Goodwill impairment	1,369	-
Intangible asset impairment	2,392	-
Changes in operating assets and liabilities:
Accounts receivable	(5,452)	1,276
Inventory	(989)	-
Other assets	159	(4,097)
Convertible notes receivable	-	(600)
Loans receivable	-	(286)
Deferred revenue	2,628	(22)
Accounts payable and accrued expenses	6,029	5,833
Income taxes payable	298	307
Net cash provided by operating activities of discontinued operations	-	749
Total adjustments	8,399	27,619
Net cash (used in) provided by operating activities	(10,419)	2,793

Cash flows from investing activities:
Purchases of equipment	(561)	(124)
Payments made pursuant to disposal of business	-	(297)
Consideration paid for acquisitions, net of cash received	(15,548)	188
Net cash used in investing activities	(16,109)	(233)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	-	775
Cash redemption of Series F preferred stock	-	(3,000)
Cash Paid for preferred dividends	-	(360)
Increase in deferred loan costs	-	(1,824)
Proceeds from and repayments of bank borrowings, net	(137)	(71)
Repayments of notes and loans payable	-	(2,172)
Issuance of shares pursuant to public offering	-	5,238
Issuance of shares pursuant to private placement	4,218	-
Proceeds from and repayments of third party borrowings, net	1,558	14,091
Proceeds from and repayments of related party borrowings, net	7,817	3,620
Repayments of acquisition notes payable	-	(926)
Proceeds from the exercise of public offering warrants	675	-
Net cash provided by financing activities of discontinued operations	-	(318)
Net cash provided by financing activities	14,131	15,053

Net (decrease) increase in cash	(12,397)	17,613

Cash, beginning of period	17,867	606

Less cash related to discontinued operations	-	(352)
Cash, end of period	$5,470	$17,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,239	$1,269
Cash paid for income taxes	$23	$165

Non-cash investing and financing activities:
Common stock issued on debt conversion	$8,997	$-
Addition to debt discount	$8,631	$6,814
Conversion of Series A Preferred Stock	$-	$1
Conversion of Series B Preferred Stock	$-	$2,217
Conversion of Series C Preferred Stock	$-	$1,500
Conversion of Series D Preferred Stock	$-	$606
Conversion of Series E Preferred Stock	$-	$3,350
Conversion of Series F Preferred Stock	$-	$1,404
Conversion of Series H Preferred Stock	$-	$1,425
Issuance of shares for settlement of Series E warrants	$900	$-
Issuance of shares upon exercise of warrants	$555	$-
Issuance of shares pursuant to settlement of acquisition notes	$814	$-
Issuance of shares pursuant to extinguishment of debt	$18,108	$-
Issuance of shares pursuant to acquisitions	$13,381	$-
Issuance of shares for AWS earn out provisions	$2,545	$-
Issuance of shares for settlement of interest	$659	$-
Issuance of shares upon settlement of contingent consideration	$53	$-
Issuance of shares pursuant to convertible debentures	$-	$383
Issuance of shares upon settlement of debt	$393	$-
Issuance of shares for preferred dividends	$-	$959
Conversion of put shares	$-	$500
Promissory notes issued for acquisition	$-	$2,108
Preferred dividends	$-	$1,084
Fair value of warrants accounted for as derivatives and corresponding increase in debt discount	$-	$194
Issuance of shares for conversion of promissory notes	$1,725	$-

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	DESCRIPTION OF BUSINESS

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

Since January 2013, the Company has also completed the following material and immaterial acquisitions:

●	AW Solutions Inc. On April 15, 2013, the Company acquired all the outstanding capital stock of AW Solutions, Inc. (“AWS”), a Florida corporation, and all outstanding membership interests of AW Solutions Puerto Rico, LLC (“AWS Puerto Rico”), a Puerto Rico limited liability company (collectively, the “AWS Entities”). The AWS Entities are professional multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry.

●	Integration Partners-NY Corporation. In January 2014, the Company acquired Integration Partners-NY Corporation (“IPC”), a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises and telecommunications service providers.

●	RentVM, Inc. In February 2014, the Company acquired RentVM, Inc. or RentVM, a New Jersey-based provider of infrastructure-as-a-service IaaS, Platform as a service, PaaS and SaaS technology to SMB, enterprise, and carrier customers across all major verticals. Iaas, Paas and Saas allow customers to run their application on RentVM equipment without the customer purchasing capital equipment. In a private, public, or hybrid cloud environment. RentVM expands the Company’s cloud and managed services capabilities by providing a software defined data center (SDDC) platform to offer enterprise-grade cloud computing solutions.

●	Highwire Broadview Technologies, Inc. On April 1, 2014, the Company’s subsidiary, ADEX Corporation, acquired the assets of Broadview Technologies, Inc., DBA High Wire Networks (“High Wire”), a telecommunications infrastructure engineering firm based in Alabama.

●	Nottingham Enterprises LLC. In July 2014, the Company purchased a 40% interest of Nottingham Enterprises LLC (“Nottingham”), a reseller of telecommunications hardware.

●	VaultLogix, LLC. In October 2014, the Company acquired VaultLogix, LLC and certain related entitles (“VaultLogix”), a leading provider of cloud backup services to nearly 10,000 businesses around the world. VaultLogix safeguards a wide range of enterprise-class operating systems and applications through its unique combination of encryption, block-level data duplication and compression. In addition, through its partner program, VaultLogix offers software branding, a robust partner portal and dedicated account management.

●	PCS Holding LLC. On December 1, 2014, the Company’s subsidiary, VaultLogix, executed an agreement with PCS Holding LLC to purchase the assets of Axim Cloud (“Axim”). Axim sells Amazon web services, including cloud storage services.

●	Logical Link. On December 1, 2014, the Company’s subsidiary, AWS, acquired the assets of FRJ, LLC, DBA Logical Link, an Outside Plant (OSP) engineering company that specializes in field design and drafting of Wireline, Fiber & DAS deployments. Logical Link also performs construction and installation through subcontractors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENT IN AFFILIATE COMPANIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and HighWire (collectively, “ADEX” or “ADEX entities”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), the AWS Entities (since April 2013), IPC (since January 2014), RentVM (since February 2014), and VaultLogix (since October 2014). The results of operations for the year ended December 31, 2013 include the accounts of Environmental Remediation and Financial Service, LLC (“ERFS”) (acquired in 2012, disposed of in November 2013) as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and a variable interest in a variable interest entity (“VIE”) in which the Company is deemed to be the primary beneficiary.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The consolidation of RM Engineering resulted in increases of $1,038 in assets and $450 in liabilities in the Company’s consolidated balance sheet and $3,122 in revenue and $33 in net loss in the consolidated statement of operations as of and for the year ended December 31, 2014.

The consolidation of RM Engineering resulted in increases of $1,000 in assets and $398 in liabilities in the Company’s consolidated balance sheet and $3,100 in revenue and $158 in net income in the consolidated statement of operations as of and for the year ended December 31, 2013.

Liquidity

At December 31, 2014, the Company had working capital deficit of approximately $13,097, as compared to working capital of approximately $4,197 at December 31, 2013.  The decrease of $17,294 in the Company’s working capital from December 31, 2013 to December 31, 2014 was primarily the result of the cash payment of approximately $13,451 in connection with the Company’s acquisition of IPC on January 1, 2014 as discussed below, and additional borrowings in the year ended December 31, 2014.

The increase in the Company’s working capital at December 31, 2013 was attributable, in part, to a requirement for a cash payment of approximately $13,451 in connection with the acquisition of IPC on January 1, 2014. The Company raised $11,625 through the issuance of the Convertible Debentures, and an additional $1,725 through the sale of debt securities, in December 2013. The proceeds of such financings were used for the cash portion of the purchase price of IPC.

On or prior to December 31, 2015, the Company has obligations relating to the payment of indebtedness as follows:

●	$4,000 related to term loans due June 1, 2015 and June 24, 2015;
●	$2,331 payable to the holders of the Convertible Debentures, which is payable in monthly installments through June 1015;
●	$2,000 related to term loans, which is payable in quarterly installments through December 2015;
●	$1,000 relating to a term loan due November 1, 2015; and
●	$350 relating to promissory notes held by related parties that mature prior to December 31, 2015.

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to December 31, 2015 from earnings from operations, including, in particular, the operations of VaultLogix, which was acquired in October 2014, and possibly from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet certain debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segment of its business, which has contributed to the losses from operations.  The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2015, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees.  Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties.  Lastly, the Company may elect to reduce certain related-party and third party debt by converting such debt into common shares. Refer to Note 19 Subsequent Events for a discussion on restructuring of related party debt and the extension of maturity dates. The Company is currently in discussion with a third party on a credit facility to enhance its liquidity position. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2015.  There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2015.

The Company plans to generate positive cash flow from its recently-completed acquisitions to address some of the liquidity concerns.   However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements.  The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all.  Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock.  The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect.   The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Changes in estimates and assumptions are reflected in reported results in the period in which they become known.  Use of estimates includes the following: 1) valuation of derivative instruments and preferred stock, 2) allowance for doubtful accounts, 3) estimated useful lives of property, equipment and intangible assets, 4) valuation of contingent consideration, 5) revenue recognition, 6) estimates related to deferred tax assets, 7) valuation of intangible assets,8) goodwill impairment, 9) indefinite lived intangible assets, and 10) estimates in connection with the allocation of the purchase price allocations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

SEGMENT INFORMATION

As of December 31, 2013, the Company reported two operating segments, which consisted of specialty contracting services and telecommunications staffing services.  The Company acquired four companies since January 1, 2013. In connection with such acquisitions, the Company evaluated each newly-acquired company’s sources of revenues and costs of revenues and determined that three of the four additional companies did not share similar economic characteristics with the two existing operating segments.  As such, it was determined that the three companies should be reported as a separate operating segment, cloud and managed services and the fourth acquisition was aggregated within the professional services segment.

In 2014, the Company operated in four operating segments - as an applications and infrastructure provider, as a professional services provider and as a cloud services provider and managed services provider. The applications and infrastructure segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services of the applications and infrastructure segment support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks. The professional services segment provides outsourced services to the wireless and wireline industry and information technology industry. The cloud services segment provides cloud computing and storage services to customers. The managed services segment provides hardware and software products to customers and provides maintenance and support for those products. The Company has concluded that it has three reportable segments, the applications and infrastructure operating segment and the professional services operating segment are considered individual reporting segments, while the cloud services and managed services operating segments are aggregated into one reportable segment.

The Company’s reporting units have been aggregated into one of four operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, AWS, Tropical and RM Engineering.  The Company’s second operating segment is professional services, which consists of the ADEX components. The Company’s third operating segment is cloud services, which consists of the VaultLogix components and the fourth operating segment is and managed services, which consists of the IPC and RentVM components.

Refer to Note 17. Segment Information for a detailed discussion on the change in reporting segments.

CASH

Cash consists of checking accounts and money market accounts.  The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known.  Management analyzes the collectability of accounts receivable each period.  This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors.  Should any of these factors change, the estimate made by management may also change.  Allowance for doubtful accounts was $1,545 and $738 at December 31, 2014 and 2013, respectively.

INVENTORY

The inventory balance at December 31, 2014 relates to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at lower of cost or market until sold. Inventory consists of networking equipment that was purchased and not delivered to customers as of December 31, 2014.   The Company did not hold any inventory as of December 31, 2013 as all inventory relates to the IPC subsidiary, which was acquired in January 2014.

BUSINESS COMBINATIONS

The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy (see Fair Value of Financial Instruments in Note 2). The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess cash flow, relief of royalty and discounted cash flow methods.

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

The most significant assumptions under the relief of royalty method used to value trade names and developed technology include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit.  The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate.  Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company.  These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

GOODWILL AND INDEFINTITE LIVED INTANGIBLE ASSETS

Goodwill was generated through the acquisitions made by the Company between 2013 and 2014.  As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for each of the completed acquisitions.  At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.  The goodwill is attributable to synergies and economies of scale provided to the Company by the acquired entity (see Note 3. Acquisitions and Disposals of Subsidiaries).

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible assets and the Company’s consolidated financial results.

Goodwill has been assigned to the reporting unit to which the value relates. The Company aggregates its reporting units and tests its goodwill for impairment at the operating segment level.  Ten of the Company's fourteen reporting units have goodwill. The Company tests goodwill by estimating the fair value of the reporting unit using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant's weighted-average cost of capital used to discount future cash flows to their present value.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company tested the indefinite-lived intangible assets using a Relief From Royalty Method (“RFRM”) under the Income Approach in conjunction with a Market Approach Method. The key assumptions used in the RFRM model include revenue growth rates, the terminal value and the assumed discount rate. The Market Approach Method uses one or more methods that compare the Company to similar businesses, business ownership interest and securities that have been sold. Certain elements of the Market Approach Method are incorporated in the RFRM. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.  Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company's reporting units. The Company can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods within all segments.

During 2014, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the professional services segment. The Company's management then determined that the ADEX operating segment assets were impaired and recognized an impairment loss of $1,369 related to goodwill and $2,392 related to intangible assets as the carrying value of the ADEX business unit was in excess of its fair value. If ADEX’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired. See Note 5, Goodwill and Intangible Assets for further information.

With regard to other long-lived assets and intangible assets with indefinite-lives, the Company follows a similar impairment assessment. The Company will assess the quantitative factors to determine if an impairment test of the indefinite-lived intangible asset is necessary. If the quantitative assessment reveals that it is more likely than not that the asset is impaired, a calculation of the asset’s fair value is made. Fair value is calculated using many factors, which include the future discounted cash flows as well as the estimated fair value of the asset in an arm’s-length transaction. As of December 31, 2014 and 2013, respectively, the results of the Company’s analysis indicated that no impairment existed.

REVENUE RECOGNITION

The Company’s revenues are generated from their three reportable segments: applications and infrastructure, professional services, and cloud and managed services.  The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The revenues of the Company’s professional services segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2014 and 2013, respectively.

ADEX’s HighWire division generates revenue through its telecommunications engineering group which contracts with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. Highwire recognizes revenue using the proportional performance method. Under the proportional performance method, the Company recognizes revenue when a project within a contract is completed. Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

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

For multiple-element arrangements, IPC recognizes revenue in accordance with ASC 605-25, “Arrangements with Multiple Deliverables”. The Company allocates revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) of selling price if VSOE is not available, and finally our estimate of the selling price if neither VSOE nor TPE is available. VSOE exists when we sell the deliverables separately and represents the actual price charged by us for each deliverable. Estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions. Each element that has standalone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided or the product is delivered.

The Company’s VaultLogix subsidiary, which is included in the Company’s cloud and managed services segment, provides on-line data backup services to their customers. VaultLogix recognizes revenue in accordance with ASC Topic 605-10. Certain customers pay for their services in advance of services being performed.  Revenue for these customers is deferred until the services are performed.  During 2013, the Company did not recognize any revenue from cloud-based services.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives.  Useful lives are: 3-7 years for vehicles; 5-7 years for equipment; 3-10 years for developed software; and 3 years for computers and office equipment. Maintenance and repairs are expensed as incurred and major improvements are capitalized.  When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

DEFERRED LOAN COSTS

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the years ended December 31, 2014 and 2013 was $1,371 and $671, respectively. As a result of the conversion of a portion of the Company’s convertible debentures and a term loan at various dates during 2014, the Company recorded $722 of accelerated amortization of the deferred loan costs related to that debt for the year ended December 31, 2014.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. The Company’s largest customer, Ericsson, Inc. and its affiliates, accounted for 15% and 41% of consolidated revenues for the years ended December 31, 2014 and 2013, respectively. In addition, amounts due from this customer represented 7% and 26% of trade accounts receivable as of December 31, 2014 and 2013, respectively.  A significant reduction in business from this significant customer or its failure to pay outstanding trade accounts receivable could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s customers in its applications and infrastructure and professional services segments are located within the United States of America and Puerto Rico. Revenues generated within the United States of America accounted for approximately 96% and 92% of consolidated revenues for the years ended December 31, 2014 and 2013, respectively.  Revenues generated from foreign sources accounted for approximately 4% and 8% of consolidated revenues for the years ended December 31, 2014 and 2013, respectively.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In March 2014, a complaint was filed in the United States District Court for the District of New Jersey against the Company, the Company’s Chairman of the Board and Chief Executive Officer, Mark Munro, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company's common stock between November 5, 2013 and March 17, 2014. The complaint alleges violations by the defendants (other than Mark Munro) of Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of the Company's common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleges that Mr. Munro and the Company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

In January 2015, a suit was filed in the United States District Court of the Southern District of New York against the Company, the Chairman of the Board and Chief Executive Officer, Mark Munro, the Chief Accounting Officer and former Chief Financial Officer, Dan Sullivan, alleging, among other claims, breach of contract due to the Company’s failure to pay certain post-closing purchase price payments to the sellers of IPC in connection with the Company’s purchase of IPC in January 2014, and that Messrs. Munro and Sullivan intentionally interfered with such contractual obligations.

The Company intends to dispute these claims and to defend these litigations vigorously.  However, due to the inherent uncertainties of litigation, the ultimate outcome of these litigations is uncertain. An unfavorable outcome in either litigation could materially and adversely affect the Company's business, financial condition and results of operations.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Subsequent Measurement

Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income. The Company uses the Black Scholes pricing method, which is not materially different from a binomial lattice valuation methodology utilizing Level 3 inputs, to determine the fair value of derivative liabilities resulting from warrants and options. The Monte Carlo simulation is used to determine the fair value of derivatives for instruments with embedded conversion features.

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

In June 2006, the FASB issued ASC Topic 740, Income Taxes (“ASC Topic 740”) (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109) which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense. As of December 31, 2014, and 2013, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that any uncertain tax positions would not have a material impact on the results of operations.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC Topic 718").  Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards.  The Company adopted a formal stock option plan in December 2012 and it had not issued any options under the plan as of December 31, 2013.  The Company issued options prior to the adoption of this plan, but the amount was not material.  Historically, the Company has awarded stock grants to certain of its employees and consultants that did not contain any performance or service conditions.  Compensation expense included in the Company’s consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. All stock grants issued in 2013 were fully vested in 2013. The Company granted an aggregate of 1,791,979 shares in 2014, of which 1,189,987 shares were subject to a 3-year vesting term, 185,000 shares were subject to 1-year vesting, and 416,992 shares had no vesting terms.

2012 PERFORMANCE INCENTIVE PLAN and EMPLOYEE STOCK PURCHASE PLAN

On November 16, 2012, the Company adopted its 2012 Equity Incentive Plan (the "Equity Incentive Plan") and it’s Employee Stock Purchase Plan (the "Stock Purchase Plan"). Both plans were established to attract, motivate, retain and reward selected employees and other eligible persons.  For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 2,325,000 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the Equity Incentive Plan.  The number of authorized shares under the Equity Incentive Plan will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 2,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the Equity Incentive Plan.  During the year ended December 31, 2014, an aggregate of 1,957,353 shares were granted under the Equity Incentive Plan, and 1,101,396 shares authorized under the Equity Incentive Plan remained available for award purposes.

The Stock Purchase Plan is designed to allow the Company’s eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions.  A total of 500,000 shares of the Company’s common stock was initially available for issuance under the Stock Purchase Plan.  The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by the Company’s board of directors.  As of December 31, 2014 and 2013, no shares had been purchased under the Stock Purchase Plan.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NET LOSS PER SHARE

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

The following sets forth the computation of diluted EPS for the year ended December 31, 2014:

	For the Year ended December 31, 2014
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(18,795)	12,619,885	$(1.49)
Change in fair value of derivative instruments	(25,212)	-	-
Dilutive shares related to warrants	-	286,310	-
Dilutive shares related to 12% Convertible Debentures convertible feature	-	27,206	-
Dilutive shares related to Forward Investments, LLC convertible feature	-	71,330	-
Dilutive EPS	$(44,007)	13,004,731	$(3.38)

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented for the years ended December 31, 2014 and 2013, respectively, in the consolidated financial statements as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013

Warrants	283,870	681,200
Convertible Notes	397,602	2,039,858
	681,472	2,721,058

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following section describes the valuation methodologies that the Company used to measure, for disclosure purposes, its financial instruments at fair value.

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company's debt, as of December 31, 2014 and December 31, 2013 was estimated at $57,921 and $31,600, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level of the debt would be considered as level 2.

Contingent Consideration

The fair value of the Company’s contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration at initial acquisition date and at each subsequent reporting period. The fair value of contingent consideration is measured at each reporting period and adjusted as necessary. The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

Derivative Warrant Liabilities

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Footnote 9 Derivative Instruments for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company’s financial instruments carried at fair value at December 31, 2014 and 2013 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2014
Liabilities:
Warrant derivatives	$-	$-	$18
Long-term warrant derivatives	-	-	1,855
Contingent consideration	-	-	2,725
Long-term contingent consideration	-	-	823
Issuance of option shares	-	-	536

Total liabilities at fair value	$-	$-	$5,957

	December 31, 2013
Liabilities:
Warrant derivatives	$-	$-	$19,878
Long-term contingent consideration	-	-	1,615
Contingent consideration	-	-	4,514

Total liabilities at fair value	$-	$-	$26,007

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2014 and 2013.

Amount
Balance as of January 1, 2013	$5,216

Change in fair value of warrant derivative	14,156
Warrant derivatives fair value and fair value of conversion feature on date of issuance	6,814
Change in fair value of contingent consideration	3,131
Settlement of derivative liabilities	(6,185)
Fair value of long-term consideration recorded at date of acquisition	932
Fair value of contingent consideration recorded at date of acquisition	1,943
Balance December 31, 2013	$26,007

Change in fair value of warrant derivative	(25,772)
Warrant derivatives fair value and fair value of conversion feature on date of issuance	10,003
Change in fair value of contingent consideration	(1,782)
Settlement of Series E warrants	(900)
Fair value of option shares on date of issuance	536
Settlement of contingent consideration	(3,542)
Fair value of long-term consideration recorded at date of acquisition	1,696
Fair value of contingent consideration recorded at date of acquisition	1,046
Adjustment of derivative liability upon conversion of debt	(1,829)
Reclassification of 31 Group debt discount	184
Revaluation of warrants for related-party debt	310
Balance December 31, 2014	$5,957

TREASURY STOCK

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity (deficit).

RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.

RECLASSIFICATIONS

Certain 2013 activities and balances were reclassified to conform to classifications used in the current period.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

Acquisition and Disposal of Environmental Remediation and Financial Services, LLC

On December 17, 2012, ADEX acquired 100% of the membership interests in ERFS, an environmental remediation company that provides in site remediation of oil, chemicals and ground/water.  The purchase consideration for ERFS was $6,651, which was paid with 4,500 shares of Series I Preferred Stock, which shares were valued at $4,187.  The seller of ERFS was entitled to redeem up to $750 of the Series I Preferred Stock on or after March 31, 2013.  As additional consideration, the Company agreed to pay the ERFS seller 1.5 times EBITDA for the twelve-month period from January 1, 2013 through December 31, 2013, provided that the EBITDA for such twelve-month period exceeded the EBITDA for the twelve month period prior to closing by $10.  This earn-out consideration was valued at $2,464. The Series I Preferred shares were classified within temporary equity because the redemption of those shares rested with the holders of those instruments. The goodwill was attributable to synergies and economies of scale provided to the Company. The acquisition was accounted for as a stock purchase. The goodwill was not tax deductible. The Company did not incur any acquisition-related costs for the year ended December 31, 2012.

During 2013, the Company’s management decided to exit its environmental remediation and disaster recovery services business conducted by ERFS (see Note 18, Discontinued Operations). The Series I Preferred Stock issued as part of the purchase price of ERFS, along with the contingent consideration payable to the sellers of ERFS, were received by the Company and retired as part of the proceeds of the sale of ERFS.

Acquisition of AW Solutions Inc.

On April 15, 2013, the Company acquired all of the outstanding capital stock of the AWS Entities. The AWS Entities are professional multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The purchase consideration for the AWS Entities was $8,760, which was paid with $500 in cash, common stock valued at $2,608, a 45-day promissory note valued at $2,108, a note in the principal amount of $1,034, which was equal to the net working capital of AWS on the date of acquisition, and contingent consideration, which was valued at $2,511 and was recorded as a liability at the date of acquisition. The contingent consideration payable was based on the EBITDA of the AWS Entities for the twelve months following the date of acquisition. The contingent consideration also consists of a formula tied to the EBITDA growth for the thirteenth through twenty-fourth months after the date of acquisition. The Company estimated the contingent consideration based on the expected growth of AWS. The Company had an independent valuation performed of the acquisition to determine the value of the contingent consideration and the value of the stock issued on the acquisition date. As the total consideration paid by the Company for AWS exceeded the net assets acquired, the Company recorded approximately $2,200 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is tax deductible. The amount of acquisition-related costs for the acquisition of AW Solutions was $125, which amount was recorded on the Company’s consolidated statement of operations as general and administrative expenses.

The final purchase consideration for the 2013 acquisition of the AWS Entities was calculated as follows:

Cash	$500
Common stock, based on redemption value	2,607
Promissory notes	2,108
Working capital note	1,034
Contingent consideration	2,511
Total consideration	$8,760

The final purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

Current assets	$2,677
Goodwill	2,249
Intangible assets:
Customer list / relationships	3,381
Trade names	884
Non-compete	371
Property and equipment	208
Other assets	10
Current liabilities	(1,020)
Total allocation of purchase consideration	$8,760

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Acquisition of IPC

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. The purchase price for the acquisition was paid as follows:

●	an aggregate of $12,510 was paid to two sellers;

●	a convertible promissory note was issued to Mr. Jadevaia in the original principal amount of $6,255 (the “Jadevaia Note”);

●	45,676 shares of the Company’s common stock was issued to Mr. Jadevaia or his designee(s);

●	5,886 shares of the Company’s common stock was issued to each of Messrs. Nahabedian and Graf or their respective designee(s); and

●	$942 and 47,080 shares of the Company’s common stock was placed in escrow to secure the sellers’ indemnification and certain other obligations under the purchase agreement.

As additional earn-out consideration, the Company was to pay an amount equal to (i) the product of 0.6 multiplied by the EBITDA of IPC for the 12-month period beginning on January 1, 2014 (the “Forward EBITDA”), plus (ii) in the event that the Forward EBITDA exceeded the closing trailing-twelve-month EBITDA by 5.0% or more, an amount equal to 2.0 multiplied by this difference, which amount was to be payable in cash or, at the Company's election, shares of the Company’s common stock. This amount was to be recorded as compensation in the period in which it was earned, as Mr. Jadevaia became the President of the Company upon completion of this transaction. For the year ended December 31, 2014, no contingent consideration was earned.

The Jadevaia Note accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder was due and payable on December 31, 2014.  At the election of Mr. Jadevaia, the Jadevaia Note is convertible into shares of the Company's common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events).  The Company can elect to force the conversion of the Jadevaia Note if the Company’s common stock is trading at a price greater than or equal to $16.99 for ten consecutive trading days.

On December 31, 2014, the Company and Mr. Jadevaia agreed to a modification of the Jadevaia Note. The terms of the note were extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Jadevaia 100,000 shares of common stock. At the time of modification, the Company recorded the stock payable as a current liability and related expense to loss on debt modification in the amount of $292 on the consolidated statement of operations.

Acquisition of RentVM

On February 3, 2014, the Company entered into a stock purchase agreement with RentVM pursuant to which the Company agreed to acquire all the outstanding capital stock of RentVM.  In consideration for the acquisition, at the closing the Company issued 400,000 shares of its common stock, of which (i) an aggregate of 331,601 shares were issued to the sellers and (ii) 68,399 shares were placed in escrow.  The escrowed shares will remain in escrow until such time as the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2014.  The escrowed shares will secure, among other things, the sellers’ indemnification obligations under the purchase agreement.  Notwithstanding the foregoing, provided no claim for indemnity has been made, or if a claim has been made and there are sufficient escrowed shares remaining to satisfy such claim, the sellers may request a release of up to 25% of the remaining escrowed shares to cover personal tax liabilities associated with the acquisition. The escrowed shares will be released in the second quarter of 2015.

Up to and including the 90th calendar day following the closing date of the acquisition, the Company had the option to purchase from the sellers, on a pro rata basis, for an aggregate option purchase price of $1,000 in cash, a number of shares of the Company’s common stock equal to the quotient of $1,000 divided by $14.62, which was the closing price of the Company’s common stock on the trading day immediately preceding the date of the purchase agreement. The Company did not exercise this option.

Acquisition of VaultLogix

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,385 in cash, (ii) 1,008,690 shares of the Company’s common stock and (iii) $15,627 in unsecured convertible promissory notes, as further described below. The closing payments are subject to customary working capital adjustments.

The promissory notes accrue interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes is payable on October 9, 2017. The promissory notes are convertible into shares of the Company’s common stock at a conversion price equal to $6.37 per share. A portion of the principal amount of the promissory notes equal to twenty percent (20%) of the principal amount on the Closing Date will not be convertible until the fifteen-month (15) anniversary of the Closing Date.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On a date when (i) the shares are freely tradeable without restriction or volume limitations under Rule 144, and (ii) the average closing price of the Company’s common stock is 105% or higher of the conversion price on the three (3) trading days immediately prior to such date, the Company may deliver notice to the holders of the promissory notes electing to convert some or all of the outstanding amounts owed under the promissory notes into common stock at the applicable conversion price. Additionally, if on or after the maturity date, (i) the Company is restricted or otherwise unable to pay in cash all outstanding amounts under the promissory notes, (ii) the promissory notes have not otherwise been paid in full within ten business days following the maturity date, or (iii) the Company is not at such time entitled to effect a forced conversion, then, in the event that both (i) and (iii) above apply, the Company, and in the event that both (ii) and (iii) above apply, the holders of the promissory notes, shall have the right to convert all outstanding amounts owing under the promissory notes into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the three trading days immediately preceding the date of such conversion. Refer to Note 8 Term Loans for additional detail.

Effective as of December 31, 2014, VaultLogix completed the purchase of Axim Cloud assets. In consideration for the acquisition, at the closing the Company made a payment of $1,500 in shares of common stock and recorded contingent consideration of $1,872. Based on the purchase consideration and assets acquired, the Company recorded the following intangible assets: customer list of $100 and non-compete of $302. Goodwill of $2,922 was also recorded in connection with the purchase. The Company is in the process of completing a valuation of the acquisition to determine the value of the intangible assets and goodwill. Once the valuation is completed, the Company will make any adjustments as necessary.

The purchase consideration for the 2014 acquisitions of IPC, RentVM and VaultLogix were calculated as follows:

	IPC	RentVM	VaultLogix
Cash	$13,451	$-	$15,365
Cash paid as a deposit	-	-	1,000
Common Stock, fair value	1,447	5,280	3,934
Contingent consideration	-	-	870
Convertible note	6,255	-	15,627
Note converted to stock	-	600	-
Total consideration	$21,153	$5,880	$36,796

The preliminary allocation of the purchase price for VaultLogix was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The final allocation price could differ materially from the preliminary allocation. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted accordingly.

The purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

	IPC	RentVM	VaultLogix
Current assets	$6,171	$104	$1,920
Goodwill	15,131	5,291	20,427
Intangible assets:
Customer list / relationships	6,328	150	8,500
Trade names	478	40	900
Technology	-	-	3,200
Non-compete	1,602	88	800
Property and equipment	22	372	1,547
Other assets	56	4	-
Current liabilities	(4,570)	(169)	(498)
Deferred revenue, current portion	(586)	-	-
Deferred revenue, net of current portion	(284)	-	-
Deferred taxes	(3,195)	-	-
Total allocation of purchase consideration	$21,153	$5,880	$36,796

IPC

The original deferred tax liability that was recorded in the first quarter of 2014 should have resulted in the reduction of the Company’s valuation allowance.  The reduction in the valuation allowance was not recorded by the Company at that time.  In the fourth quarter of 2014, the Company updated the allocation of purchase price to the assets and liabilities acquired and determined that a portion of its valuation allowance was no longer required and recorded a tax benefit of $3,195.  In the Company’s March 31, 2015 Form 10Q, the amount will be reflected in the Company’s March 31, 2014 consolidated statement of operations.

RentVM

The original deferred tax liability that was recorded in the first quarter of 2014 should have resulted in the reduction of the Company’s valuation allowance.  The reduction in the valuation allowance was not recorded by the Company at that time.  In the fourth quarter of 2014, the Company updated the allocation of purchase price to the assets and liabilities acquired.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Unaudited pro forma results of operations data of the Company as if the acquisitions had occurred as of January 1, 2013 are as follows:

	Pro Forma Results
	(Unaudited)
	Year Ended December 31,
	2014	2013
Revenue	$84,510	$93,564
Net loss	$(22,334)	$(38,000)
Basic loss per share	$(1.77)	$(7.43)
Diluted loss per share	$(3.70)	$(7.43)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2013 and is not intended to be a projection of future results.

The pro forma adjustments for the years ended December 31, 2014 and 2013 consisted of the amortization of intangible assets with an identifiable life, customer lists and non-compete agreements in the amount of $597 for the years ended December 31, 2014 and 2013.  The Company also borrowed the cash portion of the purchase consideration and has recorded interest expense in the amount of $1,560 in the years ended December 31, 2014 and 2013. Refer to Note 8 Term Loans for additional information.

The amount of revenues and income of the acquired companies since the acquisition date included in the Company's consolidated statements of operations are as follows:

2014 Acquisitions

	IPC	RentVM	VaultLogix
Revenues	$22,852	$108	$2,517

Loss	$(6,532)	$(1,286)	$(860)

2013 Acquisitions

AWS Entities
Revenues	$7,509

Income	$1,419

NOTES – CONTINGENT CONSIDERATION

The Company has issued contingent consideration in connection with the acquisitions the Company completed during the years ended December 31, 2013 and 2012.  The following describes the contingent consideration arrangements.

Tropical:  As additional consideration, the Company agreed to issue additional shares of common stock in the Company based on a formula tied to the future earnings of Tropical.  The contingent consideration to be paid to the former owners of Tropical was as follows: 50% of the net income of Tropical for the 18 months following the acquisition, along with warrants with an exercise price of $150 per share for up to 1,000 shares of Company common stock for each $500 of EBITDA generated by Tropical in the two years after the date of acquisition. The Company determined the fair value of contingent consideration to be $15.  The potential range of contingent consideration could have ranged from $0, in the event Tropical had zero or negative net income, to unlimited, as there was no cap on the amount that could have been earned.  The Company recorded contingent consideration in the amount of $15 as a liability on its consolidated balance sheets. As of December 31, 2013, the Company determined that, based on the results of Tropical since the date of acquisition, no contingent consideration was payable, and the fair value of the contingent consideration was adjusted to $0.

RM Engineering: As additional consideration, the Company agreed to pay 50% of the net income of RM Engineering for the 18-month period following the closing, as well as cashless exercise warrants with an exercise price of $150 per share for up to 1,000 additional shares for each $500 in net income generated by RM Engineering during the 24-month period following closing. The Company determined the fair value of the contingent consideration likely to be paid at $126.  The potential range of contingent consideration could have ranged from $0, in the event RM Engineering had zero or negative net income, to unlimited, as there is no cap on the amount that could have been earned.  The Company recorded this $126 contingent consideration as a liability on its consolidated balance sheets. As of December 31, 2013, the Company determined that, based on the results of RM Engineering, no contingent consideration was payable, and the fair value of the contingent consideration was adjusted to $0.

ADEX:  As additional consideration, the Company agreed to pay the ADEX sellers an amount of cash equal to the product of 0.75 (the “Multiplier”) multiplied by the adjusted EBITDA of the ADEX Entities for the twelve months beginning October 1, 2012, (the “Forward EBITDA”).  If the Forward EBITDA was less than $2,731, the Multiplier was to be adjusted to 0.50, and if the Forward EBITDA was greater than $3,431, the Multiplier was to be adjusted to 1.0.  The Company also agreed to pay the ADEX sellers an amount of cash equal to the amount, if any, by which the Forward EBITDA was greater than $3,081.  In connection with these obligations, the Company reserved 2,000 shares of Series G Preferred Stock.  These shares were redeemable in the event the Company defaulted on its obligation to make the required payments.  The shares of Series G Preferred were to be automatically cancelled if required payments were made in cash by the Company. The Company valued the amount of contingent consideration likely to be paid at $2,123 as of the date of acquisition. On December 31, 2013, the Company recorded a gain on the change in contingent consideration of $345 based on an agreement reached between the Company and the former owners of ADEX that the amount of contingent consideration to be paid was $1,779. The $1,779 was recorded as a contingent consideration payable on the Company's consolidated balance sheet as of December 31, 2013. During the year ended December 31, 2014, contingent consideration of $1,779 related to the ADEX acquisition was settled in cash.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

T N S: Additional consideration was to be paid to the T N S sellers in the event certain operating results were achieved by T N S.  The former owners of T N S, which were the holders of the Company’s Series F Preferred Stock could have demanded that an aggregate of 3,000 shares of Series F Preferred be redeemed beginning on November 27, 2012, with the redemption to occur within 20 days of such request.  The holders also could have requested that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2013 and that an additional 575 shares of Series F Preferred be redeemed beginning on September 17, 2014.  In the event that certain operating results were achieved or not achieved by T N S, additional shares of Series F Preferred Stock could have been issued, or issued shares of Series F Preferred Stock could have been cancelled, based on an agreed upon formula. The Company valued the contingent consideration likely to be paid at $260 as of the date of acquisition. At September 30, 2013, the Company evaluated the contingent consideration and recorded a gain in change of contingent consideration of $575. In December 2013, the Company and the former owners of T N S agreed to release the Company and T N S from any and all further obligations in connection with the contingent considerations. As part of the agreement, the Company redeemed an additional 1,150 shares of Series F Preferred Stock related to the aforementioned agreement.  In addition, the Company issued to the former owners of T N S 89,653 shares of common stock. This agreement resulted in a loss on change in contingent consideration of $2,336, which was recorded on the Company's statement of operations as a loss on change in fair value of contingent consideration.

AWS Entities:  As additional consideration, the Company agreed to pay the AWS seller certain earn-out payments based on the first and second anniversary EBITDA of the AWS Entities.

First Anniversary: Following the first anniversary of the closing date, the Company calculated the EBITDA of the AWS Entities for the twelve-month period beginning on the closing date and ending on the first anniversary of the closing date. The Company was required to make an earn-out payment to the sellers based on such EBITDA as follows: (i) if such EBITDA was less than $2,000 no payment was required; (ii) if such EBITDA was equal to or greater than $2,000 and less than or equal to $3,000 then the First EBITDA Adjustment was to be equal to such EBITDA and was to be paid by the Company to the sellers in cash; (iii) if such EBITDA was greater than $3,000 and less than or equal to $4,000, then the First EBITDA Adjustment was to be equal to 1.5x such EBITDA and was to be paid by the Company to the sellers in cash; (iv) if such EBITDA was greater than $4,000 and less than or equal to $5,000, then the First EBITDA Adjustment was to be equal to 2.0x such EBITDA, of which 50% was to be paid by the Company to the sellers in cash and 50% was to be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the first anniversary of the closing date; or (v) if such EBITDA was greater than $5,000, then the First EBITDA Adjustment was to be equal to 2.25x such EBITDA, of which 50% was to be paid by the Company to the sellers in cash and 50% was to be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the first anniversary of the closing date.

Second Anniversary: Following the second anniversary of the closing date, the Company calculated the EBITDA of the AWS Entities for the twelve-month period beginning on the first anniversary of the closing date and ending on the second anniversary of the closing date.  The Company was required to make an earn-out payment to the sellers based on such EBITDA as follows: (i) if such EBITDA was less than or equal to the First Anniversary EBITDA, then no payment was required; (ii) if such EBITDA exceeds the First Anniversary EBITDA (the “EBITDA Growth Amount”) by an amount less than $1,000, such EBITDA Adjustment was to be equal to 2.0x the EBITDA Growth Amount and was to be paid by Company to the sellers in cash; (iii) if the EBITDA Growth Amount was equal to or greater than $1,000 and less than $3,000, then such EBITDA Adjustment was to be equal to 2.25x the EBITDA Growth Amount, of which 88.88% was to be paid by Company to the sellers in cash and 11.12% was to be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the second anniversary of the closing date; or (iv) if the EBITDA Growth Amount was equal to or greater than $3,000, then such EBITDA Adjustment was to be equal to 2.5x the EBITDA Growth Amount, of which 80% was to be paid by Company to the sellers in cash and 20% was to be paid by the issuance to the sellers of unregistered shares of common stock at a price per share equal to the closing price of the common stock on the second anniversary of the closing date.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company determined the fair value of the contingent consideration to be $2,511 at the date of acquisition.  As of December 31, 2013, the amount of contingent consideration had been recorded as $4,350, which resulted in a loss from change in fair value of contingent consideration of $1,839 that has been recorded on the Company's consolidated statement of operations as a loss on change in contingent consideration. The amount of contingent consideration increased based on a revised forecast for the remainder of the earn-out period.

During the year ended December 31, 2014, contingent consideration of $1,763 related to the AWS acquisition was settled by issuing common shares with a fair market value of $2,545. As of December 31, 2014, the Company determined that, based on the results of AWS since the date of acquisition, AWS would not meet all EBITDA adjustment amounts and, as a result, the fair value of the contingent consideration was adjusted to $500.  The Company recorded this adjustment as a gain on fair value of contingent consideration of $2,087 in its consolidated statement of operations.

VaultLogix: As additional consideration, the Company agreed to provide the VaultLogix sellers certain price protection.  If the closing price per share of the Company’s common stock 180 days after the closing is less than 90% of $16.50, as adjusted for any stock splits, dividends, recapitalizations, or similar transactions, then the Company will issue additional shares of common stock.  Additionally, the adjusted closing price for purposes of the calculation will not be less than $12.50 per share.  As such, the downsize protection of $870 was recorded as a liability on the Company’s balance sheet.

On December 1, 2014, VaultLogix acquired the assets of a third-party entity. As part of this acquisition, the Company agreed to (1) an additional payment equal to 2X the EBITDA increase for the twelve months beginning on January 1, 2015 and concluding March 31, 2015 and (2) an additional payment equal to 2.5X the EBITDA increase over the first year EBITDA calculated as of the March 31, 2015 for the period beginning on April 1, 2015 and concluding on March 31, 2016. The Company determined the fair value of the contingent consideration to be $1,873 at the date of acquisition, which also approximates the value of the contingent consideration as of December 31, 2014.

4.	PROPERTY AND EQUIPMENT, NET

At December 31, 2014 and 2013, property and equipment consisted of the following:

	December 31,
	2014	2013
Vehicles	$761	$696
Computers and Office Equipment	638	427
Equipment	4,827	262
Software	2,025	-
Total	8,251	1,385
Less accumulated depreciation	(6,041)	(1,023)

Property and equipment, net	$2,210	$362

On November 21, 2013, the Company sold its ERFS subsidiary.  As a result of the transaction, the Company sold property and equipment related to ERFS with an original purchase price of $205 and accumulated depreciation of $52.

Depreciation expense for the years ended December 31, 2014 and 2013 was $640 and $154, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the years ended December 31, 2014 and 2013 resulting from the above-described acquisitions by the Company of its operating segments.

	Applications and Infrastructure	Professional Services	Cloud and Managed Services	Total
Balance December 31, 2012	$4,347	$10,474	$-	$14,821

Acquisitions	2,249	-	-	2,249

Balance December 31, 2013	$6,596	$10,474	$-	$17,070

Acquisitions	310	152	44,191	44,653

Impairment Charge	-	(1,369)	-	(1,369)

Balance December 31, 2014	$6,906	$9,257	$44,191	$60,354

Intangible Assets

The following table summarizes the Company’s intangible assets as of December 31, 2014 and 2013:

		December 31, 2014				December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationship and lists	10 yrs	$24,270	$(2,891)	$(1,219)	$20,160	$9,094	$(1,022)	$8,072
Non-compete agreements	2-4 yrs	3,523	(1,055)	-	2,468	571	(176)	395
Internally developed software	3 years	3,200	(241)	-	2,959	-	-	-
URL's	Indefinite	10	-	(2)	8	10	-	10
Trade names	1 Year	959	(33)		926	-	-	-
Trade names	Indefinite	4,349	-	(1,171)	3,178	4,299	-	4,299

Total intangible assets		$36,311	$(4,220)	$(2,392)	$29,699	$13,974	$(1,198)	$12,776

During the second quarter of 2014, the Company began experiencing declines in revenues within the professional services operating segment due to delays in work from a significant customer. The delays continued into the third quarter of 2014 when it became apparent that anticipated revenue and profitability trends within the Company’s professional services operating segment were not being achieved to the extent forecasted. The Company updated the forecast for the professional services segment, of which ADEX is a reporting unit, based on the most recent financial results and best estimates of future operations. The updated forecast reflects slower growth in revenues and lower margins for the professional services segment due to lower demand from customers.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

As of September 30, 2014, the Company performed the two-step goodwill and indefinite lived impairment process and determined that the professional services operating segment failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $3,761 related to the professional services reporting segment, of which $2,392 related to intangible assets and $1,369 related to goodwill.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets, which approximates amortization that would have been recognized if determined by an accelerated method. Amortization expense related to the purchased intangible assets was $3,500 and $966 for the years ended December 31, 2014 and 2013, respectively.

On November 21, 2013, the Company disposed of its ERFS subsidiary, which carried goodwill of $4,863 and intangible assets consisting of net customer relationships of $1,787 and trade names of $361.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2015	$4,699
2016	4,374
2017	3,542
2018	2,574
2019	2,418
Thereafter	8,906
Total	$26,513

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2014 and 2013, accrued expenses consisted of the following:

	December 31,
	2014	2013
Accrued interest and preferred dividends	$2,831	$2,275
Accrued trade payables	12,562	5,361
Accrued compensation	3,624	1,244
	$19,017	$8,880

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.	BANK DEBT

As of December 31, 2014 and 2013, bank debt consisted of the following:

	December 31,
	2014	2013
Installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicles, maturing July 2016	$9	$17

Five lines of credit, monthly principal and interest, interest ranging from $0 to $13, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2015 and February 2020	296	425
	305	442
Less: Current portion of bank debt	(252)	(318)

Long-term portion of bank debt	$53	$124

Future maturities of bank debt are as follows:

Year ending December 31,
2015	$252
2016	29
2017	7
2018	7
2019	7
Thereafter	3
Total	$305

At December 31, 2014 and 2013, there were no covenants related to the bank debt.

The interest expense associated with the bank debt during the years ended December 31, 2014 and 2013 amounted to $30 and $33, respectively. The weighted average interest rate on bank debt during the years ended December 31, 2014 and 2013 was 9.9% and 7.6%, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.	TERM LOANS

At December 31, 2014 and 2013, term loans consisted of the following:

	December 31,
	2014	2013
PNC revolving credit facility, secured by accounts receivable	$-	$-

Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	3	5

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, due November 2016	106	106

Term loan, MidMarket Capital, net of debt discount of $0 and $144, respectively	-	13,706

Promissory notes, unsecured, maturing in January 2014	-	1,725

Promissory notes, unsecured, maturing in July 2015	30	-

12% convertible note payable, net of debt discount of $421 and $6,666, respectively	1,910	4,959

Term loan, White Oak Global Advisors, LLC, maturing in October 2017	13,261	-

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	-

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	-

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	-

Promissory note, unsecured, maturing in November 2015	1,000	-

Bridge loan agreement, unsecured, maturing June 2015, net of debt discount of $555	3,444	-

Promissory note issued to Mark Munro 1996 Remainder UniTrust between 12% and 18% interest, maturing on March 31, 2016, unsecured	575	-
	35,955	20,501
Less: Current portion of term loans	(8,387)	(5,386)

Long-term portion term loans, net of debt discount	$27,568	$15,115

Future annual principal payments are as follows:

Year ending December 31,
2015	$9,364
2016	2,681
2017	24,888
Total principal payments	$36,933

INTERCLOUD SYSTEMS, INC.

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

Pursuant to the MidMarket Loan Agreement, the Company issued warrants to the lenders, which entitle the lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which the warrants first became exercisable, which was December 6, 2012. Refer to Note 9 Derivative Instruments for further detail on the MidMarket Loan Agreement Warrants.

On October 4, 2013, the Company entered into a Fourth Amendment and Consent (the “Fourth Amendment”), dated and effective as of September 30, 2013, to the Company’s Loan and Security Agreement, dated September 17, 2012, with MidMarket Capital Partners LLC, as agent for the lenders (“MidMarket”), as amended (the “MidMarket Loan Agreement”). Pursuant to the Fourth Amendment, MidMarket consented to the Company’s incurrence of indebtedness under the Company’s revolving credit facility with PNC Bank in an aggregate principal amount not to exceed $1,000 at any one time outstanding.

Further, the Fourth Amendment provides that, if the Company consummates a public offering of equity securities raising gross proceeds of not less than $5,000, the maturity date of the additional term loan under the MidMarket Loan Agreement in the principal amount of $2,000 (the “Additional Term Loan”) will be extended from November 13, 2013 to December 31, 2013; provided, however, that a payment of principal in the amount of $500 will be due and payable under the Additional Term Loan on November 13, 2013.

On October 17, 2013, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Company’s Loan and Security Agreement, dated September 17, 2012, with MidMarket Capital Partners LLC, as agent for the lenders (“MidMarket”), as amended (the “MidMarket Loan Agreement”). Prior to the Fifth Amendment, the MidMarket Loan Agreement provided that the maturity date of the term loans under the MidMarket Loan Agreement in the original principal amount of $13,000 (the “Original Term Loans”) matured on September 17, 2017; provided, however, that if prior to March 17, 2014 the Company failed to raise at least $20,000 in gross proceeds in an underwritten public offering of the Company’s equity securities, the maturity date of the Original Term Loans would be accelerated to June 17, 2014. The Fifth Amendment amends the MidMarket Loan Agreement to provide that, (i) if prior to March 17, 2014, the Company failed to raise at least $5,000 in gross proceeds in an underwritten public offering of the Company’s equity securities, the maturity date of the Original Term Loans will be accelerated to June 17, 2014, or (ii) if prior to March 17, 2014 the Company raised at least $5,000 but less than $20,000 in gross proceeds in an underwritten public offering of the Company’s equity securities, the maturity date of the Original Term Loans will be accelerated to December 30, 2014.

INTERCLOUD SYSTEMS, INC.

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

Pursuant to Assignment and Assumption Agreements, each dated as of March 12, 2014, the lenders under the MidMarket Loan Agreement assigned the MidMarket Loans to 31 Group LLC and Dominion Capital LLC (the “Assignees”).  Pursuant to an Exchange Agreement, dated as of March 12, 2014, among the parties to the MidMarket Loan Agreement and the Assignees (the “Exchange Agreement”), the Assignees agreed to convert the outstanding principal amount of the MidMarket Loans into shares of the Company’s common stock at a conversion price of $10.50 per share.  Pursuant to the Exchange Agreement, in full satisfaction of the MidMarket Loans, the Company (i) issued an aggregate of 1,180,361 shares of common stock, of which it has issued 561,197 and 519,164 shares of its common stock to Dominion Capital LLC and 31 Group LLC, respectively, and (ii) paid an aggregate of $277 in cash to the Assignees in respect of accrued but unpaid interest under the MidMarket Loans.  The Exchange Agreement provided, however, that if 85% of the volume weighted average price of the Company’s common stock on April 14, 2014 was less than $10.50, the Company would issue an additional number of shares of the Company’s common stock such that the average conversion price of the MidMarket Loans was such lower price. On April 18, 2014, the Company amended the agreement to provide for the issuance of additional consideration to the Assignees in lieu of the issuance of additional shares to satisfy such adjustment requirement. On the date of the elimination of debt, the fair value of the Company’s common stock was $11.87, resulting in the total fair value of shares issued of $14,011.  On that date, the principal amount of debt outstanding was $12,025, resulting in a loss on extinguishment of debt of $1,986. As a result of the extinguishment of the MidMarket Loans, the Company also recorded a loss on extinguishment of debt of $2,504 as a result of accelerated amortization of deferred financing costs and debt discounts. Please refer to Footnote 9 Derivative Instruments for further explanation.

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

On December 31, 2014, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability of the warrants on that date. Please refer to Footnote 9 Derivative Instruments for further explanation.

Interest expense on the MidMarket Loan was $291 and $2,395 in the years ended December 31, 2014 and 2013, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Term Loan - White Oak Global Advisors

On October 9, 2014, the Company’s wholly-owned subsidiary, VaultLogix, entered into a loan and security agreement with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, Data Protection Services, L.L.C. (“DPS”), U.S. Data Security Acquisition, LLC (“USDSA”) and U.S. Data Security Corporation (“USDSC”) as guarantors, pursuant to which, VaultLogix received a term loan in an aggregate principal amount of $13,261. Interest on the term loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate (as defined), as adjusted as of each Libor Index Adjustment Date (as defined) and (ii) 1.00% per annum; plus (b) 1100 basis points per annum. The LIBOR Index Rate was 0.6044 as of December 31, 2014 however this did not exceed the 12% stated rate as defined in item (ii) above.

The proceeds of the Term Loan were used to finance the Company’s acquisition of VaultLogix, DPS and USDSA, to repay certain outstanding indebtedness (including all indebtedness owed by VaultLogix to Hercules Technology II, L.P.) and to pay fees, costs and expenses.

In connection with the term loan, the Company entered into (i) a continuing guaranty in favor of the Agent, (ii) a pledge agreement, and (iii) a security agreement, pursuant to which the obligations of the Company in respect of the Term Loan are secured by a security interest in substantially all of the assets of VaultLogix, subject to certain customary exceptions.

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

Promissory Note, unsecured

In September 2012, the Company issued a promissory note in the principal amount of $530 to Wellington Shields & Co. This note bore interest at the lowest rate permitted by law unless the Company was in default on repayment, at which time the note was to bear interest at the rate of 18% per annum. This note was due in October 2012 and the Company was in default as of March 31, 2013 and accruing interest at the higher amount. The amount outstanding as of March 31, 2013 was $175. This note was paid in full as of May 2, 2013. The Company recorded other income of $80, as the debt was repaid for $95.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18% Convertible Promissory Note

In July 2012, the Company issued an 18% convertible promissory note in the principal amount of $210 that matured in January 2013. The principal and interest on this note were convertible, at the holder’s option, into the Company’s common stock at a rate equal to 50% of the average of the three lowest closing prices of the common stock within the 10-day period prior to the conversion date. During 2012, the Company recognized interest expense of $11 on this note.  During March 2013, the note was converted into 36,584 shares of common stock. Upon conversion, the beneficial conversion feature was recorded as interest expense in the amount of $281.  The loss was not materially different than the incremental intrinsic value resulting from the resolution of the contingently adjustable conversion ratios and the corresponding adjustments to the conversion prices.

Acquisition Promissory Note

On December 29, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of RM Engineering.  Upon its acquisition of RM Engineering, the Company assumed unsecured, non-interest bearing acquisition promissory notes to former shareholders of RM Engineering due in March and June 2012. These notes were repaid in full in 2013.

Term Loan Maturing in January 2014

During April 2013, the Company entered into a purchase agreement (the "ICG Purchase Agreement") with ICG USA, LLC (“ICG”) pursuant to which the Company agreed to sell and ICG agreed to purchase, unsecured, convertible promissory notes in the aggregate principal amount of $1,725 for an aggregate purchase price of up to $1,500, at up to two separate closings. Pursuant to such agreement, on April 30, 2013, the Company issued to ICG a promissory note in the principal amount of $863 for a purchase price of $750, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note matured on the tenth trading day following the earlier of (i) the closing by the Company of a public offering of equity securities resulting in gross proceeds of at least $20,000 or (ii) any capital raise by the Company of at least $3 million. If the Company did not complete a capital raise within 180 days of the date of funding (October 26, 2013), then the lender could have elected to be repaid on this note by either receiving 25% of the Company's future monthly cash flows until such time as the unpaid principal had been repaid, or converting the unpaid principal amount into shares of the Company’s common stock. At the end of the six-month period, if ICG elected to convert, this note was convertible into common shares at a price per share equal to 80% of the lessor of a) the average of the closing bid prices of the common stock for each of the ten trading days preceding the date of conversion, or b) the closing bid price of the Company’s common stock on the date of conversion, but in no event less than $11.60 per share. On November 5, 2013, the Company completed a capital raise of greater than $3,000 and, as a result, the note was no longer convertible into shares of the Company’s common stock.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In March 2014, the Company and ICG agreed to convert the remaining unpaid principal amount of the three notes into common stock.

Pursuant to the ICG Purchase Agreement, in connection with the issuance of the notes, ICG was also issued two warrants to purchase a number of common shares equal to fifty percent (50%) of the number of shares into which the note may be converted on the date of issuance of the note. Refer to Note 9 Derivative Instruments for further information on the ICG warrants.

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

The PNC Credit Agreement contained customary events of default and covenants, including, but not limited to, financial covenants requiring a minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation and amortization (EBITDA).  In connection with the Company’s acquisition of IPC, the Company was required to have availability under the PNC loan of $3,000.  In order to satisfy this requirement, the Company prepaid the loan in the amount of $108.

At December 31, 2013, the balance of the loan was a prepayment of $108, which was recorded as other current assets on the Company’s consolidated balance sheet.

The Company terminated the PNC Credit Agreement on April 4, 2014.  In connection with the early termination of the PNC Credit Agreement, the Company paid to PNC Bank an early termination fee of approximately $300 which was recorded as interest expense on the consolidated statement of operations for the year ended December 31, 2014.

12% Convertible Debentures

In December 2013 the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company issued to such investors convertible debentures in the original aggregate principal amount of $11,625 (the "Convertible Debentures") and an aggregate of 36,567 shares of its common stock for an aggregate purchase amount of $11,625. The Convertible Debentures mature on June 13, 2015 and bear interest at the rate of 12% per annum and are payable in accordance with an amortization schedule, with monthly payments that began on July 13, 2014 and end on the final maturity date of June 13, 2015.  At the Company’s election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments may be paid by the issuance of shares of the Company’s common stock at a price per share equal to the lesser of (i) the Conversion Price (as defined below) and (ii) 75% of the average of the VWAP (the daily volume weighted average price) of the Company’s common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company may redeem a Convertible Debenture, in whole or in part, for cash at a redemption price (the “Redemption Amount”) equal to 115% of the outstanding principal amount of the Convertible Debenture, plus all accrued and unpaid interest, plus an amount equal to the interest that would have accrued on the Convertible Debenture through the one year anniversary of the issuance date. Upon the occurrence of a Qualified Offering while the Convertible Debentures remain outstanding, (i) each holder of a Convertible Debenture has the option to force the redemption of a portion of such holder's Convertible Debenture for a redemption price equal to the Qualified Offering Amount (as defined below), and (ii) the Company has the option to force the redemption of a portion of a holder’s Convertible Debenture in an amount equal to or less than the Qualified Offering Amount.  The “Qualified Offering Payment” means, with respect to each Convertible Debenture, an amount equal to the lesser of (i) 50% of the Redemption Amount and (ii) (a) 50% of the gross proceeds of the Qualified Offering multiplied by (b)(x) the Redemption Amount of such Convertible Debenture, divided by (y) the Redemption Amount of all Convertible Debentures issued pursuant to the purchase agreement.

The Company could have elected to force the holder of a Convertible Debentures to convert all, but not less than all, amounts outstanding under the Convertible Debenture into shares of the Company’s common stock at the applicable Conversion Price; provided, that the Company could only have elected such forced conversion if certain conditions were met, including the condition that the Company’s common stock was trading at 150% or higher of the applicable Conversion Price for 30 consecutive trading days with an average daily trading volume of not less than $1,000 of shares per day. As the conditions were not met, the Company did not force any conversions.

Upon the occurrence of an event of default (as defined in the Convertible Debentures), the outstanding principal amount of the Convertible Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount.  The “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the Convertible Debenture, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP of the Company’s common stock on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 115% of the outstanding principal amount of the Convertible Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Convertible Debenture.  After the occurrence of an event of default that results in the acceleration of the Convertible Debentures, the interest rate on the Convertible Debentures shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  Additionally, upon the occurrence of an event of default, at the holder’s election each Convertible Debenture shall become convertible into shares of the Company’s common stock at the lesser of (i) the Conversion Price, and (ii) 70% of the average VWAP of the Company’s common stock for the five trading days in the preceding twenty trading days that have the lowest VWAP during such period.

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company's common stock issued pursuant to the purchase agreement, which amount is being amortized over the life of the Convertible Debentures. The Company also recorded a debt discount and a related derivative liability in the amount of $6,620 in connection with the embedded features of the Convertible Debentures, which amount is being amortized over the life of the Convertible Debentures. Refer to Note 9 Derivative Instruments for further detail on the derivative liability. Principal of $2,331 and $11,625 remained outstanding as of December 31, 2014 and 2013, respectively.

Promissory Notes to the Mark Munro 1996 Charitable Remainder UniTrust

On May 7, 2014, the Company issued a promissory note to the Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $300 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

Revolving Line of Credit

On July 3, 2014, the Company obtained an unsecured $3,000 interim revolving line of credit from the Mark Munro 1996 Charitable Remainder UniTrust to provide working capital as well as cash to make the Company’s upcoming amortization payments pursuant to the Company’s Convertible Debentures.  The line has a maturity date of March 31, 2016, and bears interest at the rate of 1.5% per month on funds drawn.

As of December 31, 2014, there was no amount outstanding under the related party revolving line of credit.

Demand Promissory Note

The Company entered into a securities purchase agreement, effective as of November 17, 2014, with an investor whereby the Company issued to the investor a demand promissory note, dated November 17, 2014, in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matures on the earlier of: (x) November 10, 2015 or (y) upon demand by the investor, which such demand may be made any time 150 days following the issuance of the Note upon 30 days’ written notice to the Company; provided, that $60 of interest is guaranteed by the Company regardless of when the note is repaid. The Company may redeem the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium can be paid in cash or common stock at the option of the Company. If common stock of the Company is used to pay the redemption premium, then such shares shall be delivered by the third business day following the maturity date, or date of demand, as applicable, at a mutually agreed upon conversion price by both parties.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Aegis Capital Corp. served as the placement agent in connection with this private placement and, in exchange for its services, earned a placement agent fee equal to 3.5% of the proceeds from the private placement. The total fee of $86 was recorded within additional paid in capital on the consolidated balance sheet as of December 31, 2014.

31 Group Convertible Note

In July 2014, the Company issued to 31 Group, LLC a convertible note in the aggregate original principal amount of $1,500, convertible at $6.37 per share, with a term of one year and an interest rate of 12% per annum, and a three-year warrant to purchase up to 58,870 shares of common stock at an exercise price of $7.25 per share. The maturity date of the convertible note could have been extended at the option of the holder through the date that is 20 business days after the consummation of a fundamental transaction (as defined in the convertible note agreement) in the event that a fundamental transaction was publicly announced or a fundamental transaction notice (as defined in the convertible note agreement) was delivered prior to the maturity date. As the Company did not repay the convertible note in full on or prior to the 45th day after the date the convertible note was issued, 31 Group, LLC was granted a security interest in all assets of the Company in September 2014.

The Company was entitled to redeem the Convertible Note, in whole or in part, for cash at a redemption price equal to 107% of the then-outstanding principal amount of the Convertible Note plus all accrued and unpaid interest. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

On December 31, 2014, the Company entered into a Bridge Financing Agreement with GPB Life Science Holdings, LLC of which a portion of the proceeds were used to repay the convertible note of the 31 Group, LLC. Refer to the Bridge Financing – GPB Life Science Holdings, LLC section of this note for further detail.

Refer to Note 9 Derivative Instruments for further detail on the warrants issued in conjunction with the 31 Group convertible note.

Bridge Financing – GPB Life Science Holdings, LLC

The Company entered into a bridge financing agreement, effective as of December 3, 2014, with GPB Life Science Holdings, LLC, whereby the Company issued to the investor for gross proceeds of $2,375 (i) a senior secured note, dated December 3, 2014, in the aggregate principal amount of $2,500 with interest accruing at the rate of 12% per annum and (ii) a four-year warrant, dated December 3, 2014, exercisable for up to 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The note matures upon the earlier of: (x) the date one hundred and eighty (180) days from December 3, 2014 or (y) the date of a Major Transaction (as defined in the purchase agreement). In addition, upon maturity of the note, the Company must pay the investor additional interest in cash, which interest accrues over the term of the Note at the rate of 4% per annum. The note is secured by (i) a first priority security interest in and to all Accounts Receivable (as defined in the purchase agreement) of the Company and its subsidiaries, except those of VaultLogix, and (ii) a first priority security interest and lien on all Collateral (as defined in the purchase agreement) of the Company and its subsidiaries, which lien and security interest will only go into effect at such time as White Oak Global Advisors, LLC (“White Oak”) releases (or is deemed to have released pursuant to the applicable documents between it and the Company), its liens and security interest on any collateral of the Company and the Company’s obligation to grant, pledge or otherwise assign a lien in favor of White Oak is terminated (pursuant to the applicable documents between White Oak and the Company).

Refer to Note 9 Derivative Instruments for further detail on the warrants issued as part of the bridge financing agreement.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.	DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for derivatives conversion options embedded in its convertible and freestanding instruments in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities ("ASC Topic 815").

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding at December 31, 2014 and 2013.

The terms of the warrants issued pursuant to the MidMarket Loan Agreement in 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $5.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the MidMarket Loan Agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 234,233 shares.  On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and is being amortized over the original life of the MidMarket Loans. The amount of the derivative liability was computed by using the Black-Scholes option pricing model to determine the value of the warrants issued. In accordance with ASC Topic 480, the warrants are classified as liabilities because there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt is revalued each reporting period and the increase or decrease is recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.”  At each reporting date, the Company performs an analysis of the fair value of the warrants using the Black-Scholes pricing model and adjusts the fair value accordingly.

On December 31, 2014 and 2013, the Company used the Black-Scholes pricing method to determine the fair value of the warrants on those dates, and determined the fair value was $212 and $3,280, respectively.  The Company recorded the change in the fair value of the derivative liability as a gain in fair value of derivative liability for the year ended December 31, 2014 of $3,168 and a loss on change in fair value of derivative liability in the year ended December 31, 2013 of $3,246.

The MidMarket warrants were set to expire on September 17, 2014, the second anniversary date of the warrants. However, during 2014 the Company failed to comply with the Minimum Adjusted EBITDA provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2016.

On April 15, 2014, the Company entered into an amendment to the Exchange Agreement, due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group LLC.  The warrants are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act, the exercise period of the warrants will be reduced to two years. On April 15, 2014, the day the warrants were issued, the Company recorded a derivative liability in the amount of $416. The amount was recorded as a loss on extinguishment of debt. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2014, the Company used the Black-Scholes option pricing model to determine the fair value of the warrants and derived an implied fair value of $74, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability as a gain of $342 in the consolidated statement of operations in change in fair value of derivative instruments.

The fair value of the MidMarket Loan Agreement warrant derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31,
	2014	2013

Fair value of Company’s common stock	$2.92	$18.36
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.7 years	8.5 months
Risk free interest rate (based on 1-year treasury rate)	0.46%	0.11%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The fair value of the MidMarket Exchange Agreement warrant derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

Year Ended December 31,
2014

Fair value of Company’s common stock	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%
Exercise price	$7.25
Estimated life	1.3 years
Risk free interest rate (based on 1-year treasury rate)	0.46%

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

In December 2013, the Company agreed with the holders of the Company’s Series E Preferred Stock to issue a fixed number of shares of common stock to satisfy these warrants. The Company obtained approval and agreement of such stockholders at December 31, 2013; however, the shares of common stock were not issued until January 2014, which resulted in a liability of $978, based on a Black-Scholes calculation, as of December 31, 2013.  The Company recorded a gain on the derivative liability of $78 related to the issuance of shares in January 2014 that was recorded in the consolidated statement of operations in change in fair value of derivative instruments.

The fair value of the Series E warrants derivative at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

Year Ended December 31,
2013

Fair value of Company’s stock	18.36
Volatility	80%
Exercise price	-
Estimated life	0.5 months
Risk free interest rate (based on 1-year treasury rate)	0.11%

ICG warrants

Pursuant to the ICG Purchase Agreement, in connection with the issuance of the notes, ICG was also issued two warrants to purchase a number of common shares equal to fifty percent (50%) of the number of shares into which the note may be converted on the date of issuance of the note. The warrants are exercisable at an exercise price equal to the lesser of a) 120% of the price per share at which the Company sells its common stock in a public offering or b) the exercise price of any warrants issued to investors in an offering of the Company’s securities resulting in gross proceeds of at least $3,000, provided, however, that if no such offering closed by October 30, 2013, then the exercise price for the warrant would be equal to 120% of the closing price of the Company’s common stock on October 30, 2013. The Company completed an offering of its common stock on November 5, 2013. The exercise price of the warrants was fixed at $4.80. The warrants meet the criteria in accordance with ASC 815 to be classified as liabilities as the number of shares to be issued upon conversion of the warrants and the strike price of the warrants is variable. On April 26, 2013, the date on which the warrants were issued, the Company recorded a derivative liability in the amount of $140. The amount was recorded as a debt discount and was being amortized over the life of the related term loan. The Company recorded the change in the fair value of the derivative liability as a gain on change in fair value of derivative liability of $130 for the year ended December 31, 2013.

INTERCLOUD SYSTEMS, INC.

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

In November 2013, ICG exercised all of its warrants and the Company recorded a change in fair value of the derivative liability of $952 for the year ended December 31, 2013.

12% Convertible Debentures Convertible Feature

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company’s common stock issued pursuant to the purchase agreement, which amount is being amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620, which amount is being amortized over the life of the Convertible Debentures.  The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.  The Company recorded interest expense of $3,236 related to the amortization of the debt discount for the year ended December 31, 2014.

Due to the conversion of $7,008 aggregate principal amount of Convertible Debentures during the first three quarters of 2014, the Company adjusted the balance of the derivative liability related to the embedded conversion feature of the Convertible Debentures in the amount of $2,510. Upon conversion, the principle amount of the debt and equity-linked derivative liability were removed at their respective carrying amounts, after a final adjustment of the embedded derivatives to fair value of $943, and the shares of common stock were issued at their then-current fair value, with the difference recorded as a loss on extinguishment of the two separate liabilities in the amount of $569.

On December 31, 2014, the Company used a Monte Carlo simulation to determine the fair value of the embedded conversion feature of the Convertible Debentures and, on that date, determined the fair value of the embedded conversion feature to be $180.  The Company recorded the change in the fair value of the derivative liability as a gain in the consolidated statements of operations of $15,063.

The fair value of the embedded conversion feature of the Convertible Debentures at December 31, 2014 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2014
Principal amount	$2,331
Conversion price	$6.36
Conversion trigger price	$7.00
Risk free rate	0.12%
Life of conversion feature (in years)	0.45
Volatility	55%

INTERCLOUD SYSTEMS, INC.

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

On October 22, 2014, the two convertible loan agreements were modified to reduce the initial conversion price of $6.36 to $3.93, subject to the 12% debentures not being outstanding. As a result, the Company used a Monte Carlo simulation to determine the fair value on the date of modification. The fair value of the conversion feature of the Forward Investments, LLC loan on the date of modification was $910. The Company recorded the change in the fair value of the derivative liability as a loss on debt modification of $310.

On December 31, 2014, the fair value of the conversion feature of the Forward Investments, LLC loans was $800, which is included in derivative financial instrument at estimated fair value on the consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability as a gain in the consolidated statements of operations of $8,370.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2014
Principal amount	$2,825
Conversion price	$6.36 before July 31, 2015, $3.93 after July 31, 2015
Conversion trigger price	$7.63 before July 31, 2015, $4.72 after July 31, 2015
Risk free rate	0.12%
Life of conversion feature (in years)	0.5
Volatility	50%

31 Group Promissory Note Warrants

On July 1, 2014, the Company issued 58,870 warrants associated with its issuance to 31 Group LLC of convertible promissory notes. Upon issuance, the Company recorded a derivative liability and a related debt discount in the amount of $184. The debt discount was being amortized over the original life of the convertible promissory notes and was completely amortized as a result of the payoff of the 31 Group debt. On December 31, 2014, the Company used the Black-Scholes option pricing model to determine the fair value of the warrants and derived an implied fair value of $43, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability as a gain in the consolidated statements of operations of $141.

The fair value of the 31 Group Promissory Note warrant derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

Year Ended December 31,
2014

Fair value of Company’s common stock	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%
Exercise price	$7.25
Estimated life	2.5 years
Risk free interest rate (based on 1-year treasury rate)	0.89%

31 Group, LLC October Warrants

Pursuant to the securities purchase agreement entered into with 31 Group LLC dated October 8, 2014, the Company issued a warrant, initially exercisable for up to 300,000 shares of common stock at an exercise price of $5.00 per share. The warrant expires on the date that is the earlier of (i) the later of (x) the fifteenth (15th) Trading Day after the date a registration statement registering all of the shares of the Company’s common stock underlying the warrants is declared effective by the SEC and (y) December 31, 2014, and (ii) such earlier date as set forth in a written agreement of the Company and 31 Group LLC; provided, that any such date shall be extended as set forth in the warrant. On October 8, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $90. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2014, the Company used the Black-Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $18, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability as a gain in the consolidated statements of operations of $71.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The fair value of the 31 Group securities purchase agreement warrants derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

Year Ended December 31,
2014

Fair value of Company’s common stock	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%
Exercise price	$5.00
Estimated life	3 months
Risk free interest rate (based on 1-year treasury rate)	0.04%

Bridge Financing Agreement Warrants

On December 3, 2014, the Company entered into a bridge financing agreement with GPB Life Science Holdings LLC, a third-party lender. Pursuant to the agreement, the Company issued a warrant entitling the lender to purchase 250,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. On December 1, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $421. The amount was recorded as a debt discount and is being amortized over the original life of the related loan. On December 31, 2014, the Company used the Black-Scholes option pricing model to determine the fair value of the warrants and derived an implied fair value of $340, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability as a gain consolidated statements of operations of $81.

On December 24, 2014, the Company entered into a second bridge financing agreement with GPB Life Science Holdings LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. On December 24, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $215. The amount was recorded as a debt discount and is being amortized over the original life of the related loan. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2014, the Company used the Black-Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $206, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability as a gain in the consolidated statements of operations of $9.

The fair value of the GPB Life Science Holdings LLC warrants derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31,
	2014
Instrument	December 3, 2014 Warrant	December 24, 2014 Warrant

Fair value of Company’s common stock	$2.92	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$5.00	$5.00
Estimated life	3.9 years	4.0 years
Risk free interest rate (based on 1-year treasury rate)	1.38%	1.38%

Option Shares

On October 15, 2014, the  Company granted to an employee pursuant to the InterCloud Systems, Inc. 2012 Performance Incentive Plan an option to purchase 150,000 shares of common stock at an exercise price of $3.72 per share. The option vested immediately and expires on the tenth anniversary of the grant dated. The amount of the liability was computed by using the Black-Scholes pricing model and the fair value of the option liability recorded in the consolidated balance sheet at December 31, 2014 is $474.

On October 15, 2014, the Company granted to an employee pursuant to the InterCloud Systems, Inc. 2012 Performance Incentive Plan an option to purchase 25,000 shares of common stock at an exercise price of $3.72 per share. The option vests over three years with 33 1/3 percent vesting on the first anniversary of the grant date and on each of the next two anniversaries of the Grant Date. This option expires on the fifth anniversary of the grant date. The amount of the liability was computed by using the Black-Scholes pricing model and the fair value of the option liability recorded in the consolidated balance sheet at December 31, 2014 is $62.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.	INCOME TAXES

The benefit from income taxes for the years ended December 31, 2014 and 2013 was as follows:

	Years Ended December 31,
	2014	2013
Federal	$-	$(297)
State	51	90
Foreign	473	438
Total current	$524	$231

Deferred:
Federal	$(3,309)	$(699)
State	(384)	(120)
Total deferred	(3,693)	(819)
Total benefit from income taxes	$(3,169)	$(588)

The Company’s income taxes was calculated on the basis of $1,180 of foreign net income.

The Company’s effective tax rate for the years ended December 31, 2014 and 2013 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2014	2013
	%	%
Federal tax benefit at statutory rate	(34.0)	(34.0)
Permanent differences	(28.4)	20.1
State tax benefit, net of Federal benefits	(6.7)	1.2
Other	(1.6)	(2.4)
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	2.2	1.6
Net change in valuation allowance	56.3	12.9
Foreign tax credits	(2.2)	(1.6)
Benefit	(14.4)	(2.2)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2014	2013
Net operating loss carry forwards	$16,618	4,300
Depreciation	102	-
Accruals and reserves	595	278
Credits	791	544
Stock-based compensation	656	266
Total assets	18,762	5,388

Depreciation	-	(18)
Section 481 adjustment	(449)	(898)
Intangible assets	(2,879)	(1,919)
Total liabilities	(3,328)	(2,835)
Less: Valuation allowance	(16,457)	(4,076)

Net deferred tax liabilities	$(1,023)	$(1,523)

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment. Prior to 2012, there were no provisions (or benefits) for income taxes because the Company had sustained cumulative losses since the commencement of operations. In 2013, a benefit from income taxes of $588 from continuing operations was recorded. The tax benefit in 2013 was primarily a result of the release of the valuation allowance as a result of the recognition of offsetting deferred tax liabilities.

During 2014, in conjunction with the accounting associated with the acquisitions as described in Note 3, Acquisitions and Disposals of Subsidiaries, the Company recorded a net deferred tax liability related to the book and tax basis difference of the underlying assets acquired. The net deferred tax liability served as reversible temporary differences that would give rise to future taxable income and, accordingly, would serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company.  During the fourth quarter of 2014, management determined that it is more likely than not that a portion of its valuation allowance was no longer required due to the deferred tax liabilities recorded resulting from these acquisitions.  As a result of the release of the valuation allowance, the Company recorded a tax benefit of $3,693 in the consolidated statement of operations for the year ended December 31, 2014 offset by certain current taxes of $524, resulting in a net tax benefit of $3,169.

As of December 31, 2014 and 2013, the Company had federal net operating loss carryforwards (“NOL’s”) of approximately $44,715 and $9,873, respectively, and state NOL’s of approximately $32,889 and $9,307, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of December 31, 2014 and 2013, the Company had federal tax credit carryforwards of $791 and $318, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $1,193 of income during 2015. During 2012 and 2013, the Company acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income. Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company applies the standard relating to accounting (ASC 740-10) for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. There were no significant unrecognized tax benefits recorded as of December 31, 2014, and there was no change to the unrecognized tax benefits during 2014 and 2013.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease through December 31, 2015.  The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2014 and 2013, there was no accrued interest and penalties related to uncertain tax positions.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash in financial institutions. The Company maintains deposits in federally-insured financial institutions. Cash held with financial institutions may exceed the amount of insurance provided on such deposits; however, management believes the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held.

The Company grants credit under normal payment terms, generally without collateral, to its customers.  These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights that may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks.  These risks may be heightened as a result of the current economic developments and market volatility.  In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future.  These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed.  The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable as of December 31, 2014 and 2013.

As of, and for the years ended, December 31, 2014 and 2013, concentrations of significant customers within the professional services segment were as follows:

2014	Accounts Receivable	Revenues
Ericsson, Inc.	7%	15%

2013	Accounts Receivable	Revenues
Ericsson, Inc.	26%	41%

Geographic Concentration Risk

Substantially all of the Company’s customers are located within the United States and Puerto Rico.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its properties under leases that expire on various dates through 2019.  Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

Rent expense incurred under the Company’s operating leases amounted to $792 and $464 during the years ended December 31, 2014 and 2013, respectively.

The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Years Ending December 31,	Future Minimum Lease Payments
2015	$547
2016	419
2017	164
2018	27
2019 and thereafter	18
Total	$1,175

13.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

Public Offering

On November 5, 2013, the Company completed an offering of its common stock in which the Company sold 1,250,000 shares of common stock at a price of $4.00 per share.  In connection with the offering, 625,000 warrants to purchase 625,000 shares of common stock were also sold at $0.01 per warrant. The net proceeds to the Company from the offering after underwriting discounts and expenses was $4,550.  Of the 625,000 warrants sold, 111,095 were exercised as of December 31, 2014.

Basis for determining fair value of shares issued

The Company determines the value at which to record common stock issued in connection with acquisitions, debt conversions and settlements, loan modifications and employee and non-employee compensation arrangements, using the market price of the common stock on the date of issuance.

Issuance of shares of common stock to third parties for services and non-employees

During 2013, the Company issued 23,879 shares of the Company’s common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at an average fair value of $8.85 per share and were immediately vested. The Company recorded $211 to salaries and wage expense.

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

During April 2014, the Company issued 9,677 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $5.04 and $5.99 per share, respectively and were immediately vested.  The Company recorded $50 to salaries and wages expense.

INTERCLOUD SYSTEMS, INC.

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

During November 2014, the Company issued 12,000 shares of its common stock to non-employees. The shares were valued at fair value at $3.15 per share and were immediately vested.  The Company recorded $38 to salaries and wages expense.

Issuance of shares of common stock to employees, directors, and officers

During 2013, the Company issued 5,000 shares of the Company’s common stock to two employees for services rendered. The shares were valued at $11.52 per share for a value of $58. The shares were immediately vested.

During 2013, the Company issued 149,700 shares of the Company’s common stock to six employees and two directors or services rendered. The shares were valued at $10.51 per share for a value of $1,573. The shares were immediately vested.

During April, May and June 2014, the Company issued an aggregate of 1,105,597 shares of its common stock to various employees and directors for services rendered. The shares were valued between $5.04 to $5.99 per share. The Company recorded $1,963 to stock compensation expense.

During July and August 2014, the Company issued an aggregate of 524,551 shares of its common stock to various employees and directors for services rendered. The shares were valued between $4.89 to $5.43 per share. The Company recorded $954 to stock compensation expense.

During November 2014, the Company issued an aggregate of 15,455 shares of its common stock to various employees and directors for services rendered. The shares were valued at $3.15 per share. The Company recorded $34 to stock compensation expense.

Issuance of shares pursuant to convertible notes payable

During 2013, the Company issued 7,206 shares of the Company’s common stock to a third-party lender in connection with the conversion of notes payable aggregating $28. Upon conversion, $144 was recorded as interest expense related to the beneficial conversion feature.

During 2013, the Company issued 36,584 shares of the Company’s common stock to a third-party lender in connection with the conversion of notes payable aggregating $210. Upon conversion, $281 was recorded as interest expense related to the beneficial conversion feature.

On December 13, 2013, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued to such investors 12% convertible debentures.  During December 2013, 36,567 shares of common stock were issued as a debt discount in the amount of $382 as part of the debenture issuance.

In April 2013, the Company entered into an agreement for the acquisition of AW Solutions.  As part of the acquisition, the Company issued a note in the amount of $2,108 to the former owners of AW Solutions.  On December 31, 2013, the Company settled the remaining principal and interest on the note with the issuance of 152,562 shares of common stock.  The shares were issued with a fair value of $18.36 per share, for a total fair value of $2,801, which resulted in a loss on extinguishment of debt of $992.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Issuance of shares of common stock pursuant to extinguishment of the MidMarket Term Loan

During March 2014, the Company issued 1,080,361 shares of its common stock to a third-party lender pursuant to the extinguishment of notes payable aggregating $12,025.  The shares were issued with a fair value of $11.87 per share, for a total fair value of $12,824, which resulted in a loss on extinguishment of debt of $799.

During April 2014, the Company issued 100,000 shares of its common stock to a third-party lender pursuant to the extinguishment of notes payable aggregating $1,187. The shares were issued with a fair value of $11.87 per share, for a total fair value of $1,187.

During April 2014, the Company issued 401,996 and 363,853 shares of its common stock to two third-party lenders pursuant to the extinguishment of notes payable aggregating $4,097. The shares were issued with a fair value of $5.35 per share, for a total fair value of $4,097, which was recorded as loss on extinguishment of debt on the consolidated statement of operations.

Issuance of shares of common stock pursuant to conversion of the 12% Convertible Debentures

During February 2014, the Company issued 176,100 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $1,000 and accrued interest of $120. The shares were issued at $6.36 per share, the conversion price of the notes payable, for a total value of $2,218.

During March 2014, the Company issued 35,220 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $200 and accrued interest of $24. The shares were issued at $6.36 per share, the conversion price of the notes payable, for a total value of $224.

During June 2014, the Company issued an aggregate of 290,565 shares of its common stock to three third-party lenders pursuant to the conversion of notes payable aggregating $1,650 and accrued interest of $99. The shares were issued at $6.92 per share, the conversion price of the notes payable, for a total value of $2,011.

During June 2014, the Company issued 35,220 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $200 and accrued interest of $12. The shares were issued at $6.78 per share, the conversion price of the notes payable, for a total value of $239.

During June 2014, the Company issued 17,610 shares of its common stock to a third-party lender pursuant to the conversion of notes payable aggregating $100 and accrued interest of $6. The shares were issued at $6.65 per share, the conversion price of the notes payable, for a total value of $117.

During June 2014, the Company issued an aggregate of 128,303 shares of its common stock to two third-party lenders pursuant to the conversion of notes payable aggregating $702 and accrued interest of $75. The shares were issued at $6.67 per share, the conversion price of the notes payable, for a total value of $856.

During June 2014, the Company issued an aggregate of 20,755 shares of its common stock to two third-party lenders pursuant to the conversion of notes payable aggregating $92 and accrued interest of $35. The shares were issued at $6.97 per share, the conversion price of the notes payable, for a total value of $145.

During June 2014, the Company issued an aggregate of 89,649 shares of its common stock to five third-party lenders pursuant to the conversion of notes payable aggregating $461 and accrued interest of $84. The shares were issued at $6.59 per share, the conversion price of the notes payable, for a total value of $591.

During July 2014, the Company issued an aggregate of 44,025 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $250 and accrued interest of $17. The shares were issued at $6.22 per share, the conversion price of the notes payable, for a total value of $274.

 During July 2014, the Company issued an aggregate of 36,164 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $200 and accrued interest of $14. The shares were issued at $6.25 per share, the conversion price of the notes payable, for a total value of $226.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

During July 2014, the Company issued an aggregate of 23,585 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $132 and accrued interest of $9. The shares were issued at $5.99 per share, the conversion price of the notes payable, for a total value of $141.

During July 2014, the Company issued an aggregate of 12,561 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $42 and accrued interest of $3. The shares were issued at $6.17 per share, the conversion price of the notes payable, for a total value of $78.

During July 2014, the Company issued an aggregate of 146,083 shares of its common stock to two third-party lenders pursuant to the conversion of notes payable aggregating $833 and accrued interest of $61. The shares were issued at $5.66 per share, the conversion price of the notes payable, for a total value of $827.

During July 2014, the Company issued an aggregate of 189,990 shares of its common stock to seven third-party lenders pursuant to the conversion of notes payable aggregating $1,146 and accrued interest of $63. The shares were issued at $5.54 per share, the conversion price of the notes payable, for a total value of $1,052.

Issuance of shares to satisfy obligations pursuant to warrants

On April 26, 2013, August 28, 2013 and October 30, 2013, the Company issued warrants to ICG USA, LLC and Venture Champion Asia Limited in connection with loans received from those entities in April, August and October 2013. These warrants were fully exercised with the issuance of 138,396 shares of common stock.

During January 2014, the Company issued an aggregate of 53,259 shares of common stock to the holders of the Series E warrants in exchange for such warrants.  The common stock was valued at $16.90 per share.  The total value of the shares issued was $900.

On various dates during the quarter ending March 31, 2014, the Company issued an aggregate of 111,095 shares of common stock with a fair value of $555 related to the exercise of warrants issued in a public offering.

Issuance of shares pursuant to penalty to waive covenant

During 2013, the Company issued an aggregate of 20,375 shares of the Company’s common stock in connection with a loan modification of the MidMarket Loan. The shares were valued at a price of $12.20 per share. The aggregate consideration for the issuance of the shares of common stock amounted to $249, which amount was recorded as interest expense in the consolidated statement of operations.

Issuance of shares pursuant to preferred dividends

During 2013, the Company issued 112,256 shares of the Company’s common stock in satisfaction of accrued preferred stock dividends in an amount equal to $959.

Issuance of shares pursuant to conversion of preferred stock

During 2013, the Company issued 39,487 shares of common stock upon the conversion of 566 shares ($566) of Series D Preferred Stock.

During 2013, the Company issued 40,000 shares of common stock upon the conversion of 2,000,000 shares of Series A Preferred Stock. Of such shares, 8,000, shares of common stock were issued to Lawrence Sands, the Company’s then Senior Vice President and Corporate Secretary, and 16,000 shares of common stock were issued to each of Billy Caudill and Gideon Taylor, each of whom was a former officer and director of the Company.

In 2013, the Company issued 3,352 shares of common stock upon the conversion of 42 shares ($40) of Series D Preferred Stock.

In 2013, the Company issued 2,452,742 shares of common stock upon the conversion of 37,500 shares ($2,217) of Series B Preferred Stock.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In 2013, the Company issued 1,262,440 shares of common stock upon the conversion of 1,500 shares ($1,500) of Series C Preferred Stock.

In 2013, the Company issued 534,819 shares of common stock upon the conversion of 3,350 shares ($3,350) of Series E Preferred Stock.

In 2013, the Company issued 483,015 shares of common stock upon the conversion of 1,425 shares ($1,425) of Series H Preferred Stock.

Issuance of shares pursuant to settlement of TNS contingent consideration and settlement of Series F Preferred Stock

On December 21, 2013, the Company entered into agreement with TNS sellers to satisfy all the Company’s outstanding obligations related to the TNS acquisition agreement. Based on the terms of that agreement, the Company settled all remaining obligations to the TNS sellers by converting the 1,150 shares of Series F Preferred Stock owned by such sellers, along with the settlement of the common shares with a put option, issued additional shares to settle contingent consideration and the shares to be issued in connection with the Company’s public offering, which aggregated to 466,702 shares of the Company’s common stock. At the time of settlement, there was no contingent consideration outstanding. The shares issued to settle the contingent consideration arrangement resulted in a loss of $2,200.

Issuance of shares pursuant to exercise of stock options

During 2013, the Company issued 5,000 shares of common stock upon the exercise of common stock options.

Issuance of shares pursuant to promissory notes

In March 2014, the Company issued an aggregate of 216,876 shares of its common stock with an average fair value of $7.95 per share, to a third-party lender in satisfaction of notes payable aggregating $1,725. The shares were issued at $1,725, per the terms of the notes payable.

Issuance of shares pursuant to initial investment in non-controlling interest

During April 2014, the Company issued 25,000 shares of its common stock to an officer in consideration of an acquisition of a 40% ownership interest in Nottingham Enterprises. The shares were issued with a fair value at $5.99 per share.

Issuance of shares for payment of related-party interest

During June 2014, the Company issued an aggregate of 8,934 shares of its common stock to four related parties for payment of accrued interest aggregating to $53. The shares were issued at $5.97 per share.

During July 2014, the Company issued an aggregate of 101,440 shares of its common stock to seven related parties for payment of accrued interest aggregating to $551. The shares were issued at $5.43 per share.

During November 2014, the Company issued an aggregate of 17,478 shares of its common stock to four related parties for payment of accrued interest aggregating to $58. The shares were issued at $3.15 per share.

Issuance of shares pursuant to completed acquisition

During 2013, the Company issued 203,735 shares of common stock, valued at $12.80 per share, in connection with the Company’s acquisition of AWS. The shares were valued in the aggregate at $2,608.

INTERCLOUD SYSTEMS, INC.

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

During October 2014, the Company issued 1,008,690 shares of common stock, valued at $3.90 per share, pursuant to its completed acquisition of VaultLogix.  These shares were valued at $3,934.

During December 2014, the Company issued 443,524 shares of common stock, valued at $3.36 per share, pursuant to VaultLogix’s acquisition of certain assets from a non-affiliated entity.  These shares were valued at $1,490.

During December 2014, the Company issued 234,159 shares of common stock, valued at $2.92 per share, pursuant to AWS’s acquisition of certain assets from a non-affiliated entity.  These shares were valued at $684.

Issuance of shares pursuant to completed business combination

During January 2014, the Company issued 50,861 shares of common stock, valued at $16.00 per share, in connection with promissory notes issued to AWS. The total value of the stock issued was $814.  The Company agreed with the note holders to convert the debt into shares of common stock at a price less than market price, which resulted in a loss due to the settlement of a working capital note payable that was recorded in the consolidated statement of operations as loss on extinguishment of debt of $306.

Issuance of shares pursuant to AWS earn out

During August 2014, the Company issued 490,445 shares issued to the former owners of AW Solutions in settlement of the earn-out provision included in the purchase agreement. The shares were issued at $5.19 per share, which was the conversion price of the notes payable, for a total value of $2,624 and a related loss in contingent consideration of $860 was recorded in the consolidated statements of operations for the year ended December 31, 2014. In addition the Company recorded a gain of $79 which is recorded within loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2014.

Issuance of shares pursuant to earn out of AWS asset purchase

During November 2014, the Company issued 16,896 shares of common stock for the future contingent consideration owed to the owners of an AWS asset purchase. The shares were issued at $3.15 per share and were valued at $53.

Issuance of shares upon Settlement of debt

During November 2014, the Company issued 125,000 shares of common stock to related parties for the cancellation of debt. The shares were issued between $3.13 per share and $3.15 per share and were valued at $393.

Issuance of shares pursuant to private placement

During October 2014, the Company completed two private placements of its common stock in which the Company sold 868,838 shares of common stock at a price of $5.00 per share. The cash proceeds received by the Company in connection with the private placements was $4,284 less transaction fees for a total value of $4,073.

Purchase of Treasury Shares

During December 2014, the Company repurchased 850 shares from two employees who terminated employment for a nominal amount of cash.

INTERCLOUD SYSTEMS, INC.

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

On June 1, 2011, the Company’s Board of Directors authorized the issuance of 2,000,000 shares of the Series A Preferred Stock to three of the Company’s principal officers valued at the fair market value of $1.00 per share and recorded in the accompanying financials statements as stock compensation expense. The carrying amount of the Series A Preferred Stock was based on the par value of the Series A Preferred stock of $0.001 per share, or $200, the difference of $2,000 between the fair value of the Series A Preferred Stock at date of issuance and the carrying value of $200, was recorded as additional paid in capital.

As of December 31, 2012, the Series A Preferred Stock was convertible into 40,000 shares of common stock. This conversion was based on a conversion ratio of .08 shares of common stock for each share of Series A Preferred Stock.  On February 7, 2013, holders converted all outstanding shares of Series A Preferred Stock into 40,000 shares of common stock.

Series B

On June 28, 2011, the Company designated 60,000 of its authorized shares of preferred stock as Series B Preferred Stock (the “Series B Preferred Stock”).  The Series B Preferred Stock had no dividend rights and each share of Series B Preferred Stock was convertible into such number of shares of common stock of the Company as is equal to 0.00134% of the Company’s total common stock outstanding on a fully-diluted basis.  The Series B Preferred Stock was redeemable, at the option of the holder, at a price of $1,000 per share, and entitled the holders to one vote for each share of common stock to be received on an as if converted basis.  In June 2011, the Company sold and received subscriptions for the sale of 15,000 shares of Series B Preferred Stock at $1,000 per share from three individuals and a trust.  One of the individuals is, and the trust is a related party to, the current chief executive officer of the Company.  During 2012, the Company sold, and received subscriptions from four individuals for the purchase of, 16,021 shares of Series B Preferred stock for cash consideration in the aggregate amount of $1,585.  Three individuals also converted a principal amount of debt and accrued interest thereon in the aggregate amount of $617 into 6,479 shares of Series B Preferred Stock. On June 25, 2013, holders converted all 37,500 outstanding shares of Series B Preferred stock into 2,452,742 shares of common stock.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Series C

On December 23, 2011, the Company designated 1,500 shares of the authorized shares of preferred stock as Series C Preferred Stock (the “Series C Preferred Stock”).  Series C Preferred Stock had a stated value of $1,000 per share, and entitled holders to receive cumulative dividends at the rate of 10% of the stated value per annum, payable quarterly.  Holders of Series C Preferred Stock have a two-year option to convert their shares of Series C Preferred Stock to common stock at a rate per share equal to 0.025% of the issued and outstanding common stock at the time of the conversion. On June 25, 2013, holders converted all 1,500 outstanding shares of Series C Preferred stock into 1,262,440 shares of common stock.

Series D

On December 31, 2011, the Company designated 1,000 shares of its authorized shares of preferred stock as Series D Preferred Stock (the “Series D Preferred Stock”).  The Series D Preferred Stock had an initial stated value of $1,000 per share and entitled holders to receive cumulative dividends at the annual rate of 10% of the stated value per share, payable quarterly in cash or shares of common stock, at the election of the Company, beginning on March 31, 2012.  The Series D Preferred Stock was non-voting, non-redeemable and was convertible at any time the market capitalization of the Company’s common stock exceeded $15,000 or the shares of common stock were trading at a per share price in excess of $43.75 per share for a 10-day trading period.  The number of shares of common stock issuable upon conversion was calculated by dividing the stated amount of the Series D Preferred Stock by the closing price of the common stock on the last business date preceding written notice by the Company to the holders of the Series D Preferred Stock of the Company’s decision to convert such shares.  On December 31, 2011, the Company’s Board of Directors authorized the issuance of 408 shares of Series D Preferred Stock to one of the Company’s former principal officers in settlement of a note payable due the officer aggregating $406, including unpaid interest. On January 30, 2013, holders converted 566 shares of Series D Preferred Stock into 39,487 shares of common stock.  On May 12, 2013, holders converted all 42 remaining outstanding shares of Series D Preferred Stock into 3,352 shares of common stock.

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

Series F

On September 17, 2012, the Company designated 4,800 shares of its authorized shares of preferred stock as Series F Preferred Stock (the “Series F Preferred Stock”).  Series F Preferred Stock had an initial stated value of $1,000 per share, and entitled the holders to receive cumulative dividends at the rate of 12% per annum, payable quarterly, beginning on September 30, 2012. The dividends were payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series F Preferred Stock had an option to convert their shares of Series F Preferred Stock to common stock on the fourth day after the Company’s associated registration statement under the Securities Act of 1933, as amended, is declared effective by the Securities and Exchange Commission and for a period of one year thereafter.  The shares of Series F Preferred Stock were convertible at the lesser of (i) the last quoted price of the common stock on the third day following the effective date of the associated registration statement or (ii) the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series F Preferred Stock were redeemable at $1,000 per share, at the option of the holder. During 2013, the holders liquidated 3,000 shares of Series F Preferred Stock for cash considerations.  On December 24, 2013, Company and the holders executed a settlement agreement and the holders converted the remaining 1,150 shares of Series F Preferred Stock into 377,049 shares of common stock. The Series F Preferred Stock was converted using a conversion price of $3.05 per share, and the fair value of the Company's common stock on the date of conversion was $10.50. The former owners of Series F Preferred Stock also settled the put option shares and received the shares to be issued as part of the Company's public stock offering. As a result of the settlement agreement Company recorded a loss on settlement of contingent consideration of $2,200.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Series G

On September 17, 2012, the Company designated 2,000 shares of its authorized preferred stock as Series G Preferred Stock (the “Series G Preferred Stock”).  Series G Preferred Stock had an initial stated value of $1,000 per share, and entitled the holders to receive cumulative dividends at a rate of 12% per annum, payable quarterly, beginning on September 30, 2012.  The dividends were payable in cash or shares of the Company’s common stock, at the Company’s option.  Holders of Series G Preferred Stock had an option to convert their shares of Series G Preferred Stock into the Company’s common stock upon the occurrence of a default of payment of an earn-out or working capital loan in connection with the Company’s acquisition of the ADEX Entities and after the associated registration statement is declared effective by the Securities and Exchange Commission.  The shares of Series G Preferred Stock were convertible at the rate equal to the earn-out or working capital loan payment that is under default divided by $1,000 and by the lesser of (i) the last quoted price of the common stock on third day following the effective date of the associated registration statements or (ii) the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series G Preferred Stock were redeemable at the amount of earn out or working capital loan upon the occurrence of default, at their then carrying value, at the option of the holder. The Series G Preferred Stock was cancelled in February 2014 upon the settlement of the ADEX contingent consideration.

Series H

On October 25, 2012, the Company designated 2,000 shares of its authorized preferred stock as Series H Preferred Stock (the “Series H Preferred Stock”).  Series H Preferred Stock had an initial stated value of $1,000 per share, and entitled the holders to receive cumulative dividends at a rate of 10% per month, up to 150%. The dividends were payable in cash or shares of the Company’s common stock, at the Company’s option, upon conversion or redemption.  Holders of Series H Preferred Stock had a one-year option to convert their shares of Series H Preferred Stock to common stock, beginning 90 days after the date of issuance.  In the aggregate, the shares of Series H Preferred Stock were convertible into a number of shares of common stock amounting to 4.49% of the fully-diluted capitalization of the Company.  The shares of Series H Preferred Stock were redeemable at $1,000 per share, at the option of the holder, beginning 180 days after the date of their issuance.  The Company could have delayed the payment of the redemption amount by paying interest thereon at the rate of 2% per month until paid.  During the fourth quarter of 2012, the Company received subscription agreements and cash and issued 1,425 shares of Series H Preferred Stock for an aggregate purchase price of $1,425.  On December 31, 2013, holders converted all 1,425 outstanding shares of Series H Preferred Stock into 483,015 shares of common stock. In connection with the conversion, the Company received a commission in the amount of $1,824, which is included in other income on the consolidated statements of operations, from an investor who purchased all of the outstanding shares of Series H Preferred Stock from the holders and then converted the total amount of outstanding shares of Series H Preferred Stock.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Series I

On November 30, 2012, the Company designated 4,500 shares of its authorized preferred stock as Series I Preferred Stock (the “Series I Preferred Stock”).  Series I Preferred Stock had an initial stated value of $1,000 per share.  Holders of Series I Preferred Stock had an option to convert their shares of Series I Preferred Stock to common stock on the earlier of the 30th day after the associated registration statement is declared effective by the Securities and Exchange Commission or 120 days after the date of their issuance.  The shares of Series I Preferred Stock were convertible into common stock at the rate equal to the average of the last reported sale price of the common stock for each of the three trading days prior to the date of conversion.  The shares of Series I Preferred Stock were redeemable at $1,000 per share, at the option of the holder, beginning on the 31st day after the associated registration statement is declared effective by the Securities and Exchange Commission and until the Company had redeemed up to $750 of Series I Preferred Stock. On November 21, 2013, the Company acquired and cancelled the 4,500 shares of Series I Preferred Stock as part of the sale of its ERFS subsidiary.  As of that date, there were no remaining shares of Series I Preferred Stock outstanding.

A summary of the transactions related to the Company’s preferred stock classified as temporary equity during 2013 is as follows:

	Common Stock		Series B		Series C		Series D		Series E		Series F		Series H		Series I
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$

Balance December 31, 2012	10,000	$500	37,500	$2,217	1,500	$1,500	608	$606	2,575	$2,575	4,150	$3,575	1,425	$1,425	4,500	$4,187

Issuance pursuant to sale of shares	-	-	-	-	-	-	-	-	775	775	-	-	-	-	-	-
Conversion of put option shares to common shares	(10,000)	(500)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redeemed for cash	-	-	-	-	-	-	-	-	-	-	(3,000)	(3,000)	-	-	-	-
Conversion of Preferred stock into common shares	-	-	(37,500)	(2,217)	(1,500)	(1,500)	(608)	(606)	(3,350)	(3,350)	(1,150)	(575)	(1,425)	(1,425)	-	-
Cancellation due to divestment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,500)	(4,187)
Balance December 31, 2013	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

14.	PREFERRED DIVIDENDS

The Company calculated the dividends on the preferred stock for the years ended December 31, 2013 as follows:

	Preferred Shares Outstanding at December 31, 2013	Annual Dividend Rate	Accrual Period	Accrued Dividends
Series C Preferred Stock	-	*	January- June	$89
Series D Preferred Stock	-	10%	January-March	3
Series E Preferred Stock	-	12%	January- April	221
Series F Preferred Stock	-	12%	January- December	437
Series H Preferred Stock	-	**	January - March	334

Total				$1,084

*	The stated dividend rate was 10%; however, if the dividends were not paid, the dividend rate became 12%.

**	Dividends accrued on the Series H Preferred Stock at the rate of 10% per month for a maximum amount of dividends equal to 150% of the stated amount.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15.	STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2014.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2013	-	$-
Granted	1,374,837	$5.67
Vested	-	$-
Forfeited/Cancelled	(850)	$5.13
Exercised	-	$-
Outstanding at December 31, 2014	1,373,987	$5.67

For the twelve months ended December 31, 2014 and 2013, the Company incurred $4,165 and $2,508, respectively, in stock compensation expense from the issuance of common stock to employees and consultants. In the fourth quarter of 2014, the Company recorded additional compensation expense of $158 related to second quarter 2014 share issuances and $600 related to the third quarter 2014 share issuances.

Options

The fair values of stock option grants during the year ended December 31, 2014 was calculated on the date of the grant using the Black-Scholes option pricing model. There were no options granted during the year ended December 31, 2013. Compensation expense is recognized over the period of service, generally the vesting period (see Note 2 Summary of Significant Accounting Policies). During the year ended December 31, 2014, 175,000 options were granted by the Company. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the year ended December 31, 2014:

	Year Ended December 31, 2014
Fair value of Company’s common stock	$3.72	$3.72
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$3.72	$3.72
Estimated life	10 years	5 years
Risk free interest rate (based on 1-year treasury rate)	2.15%	1.37%

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2014.

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	-	$-	-	$-
Granted	175,000	$3.72	7.29	$-
Forfeited and expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2014	175,000	$3.72	7.29	$140,000
Exercisable at December 31, 2014	150,000	$3.72	9.79	$120,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2014 of $2.92.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16.	RELATED PARTIES

At December 31, 2014 and 2013, the Company had outstanding the following loans from related parties:

	December 31,
	2014	2013

Promissory notes, 30% interest, maturing in June 2013, unsecured	$-	$3,925
Promissory note issued to CamaPlan FBO Mark Munro IRA, 12% interest, maturing on March 31, 2016, unsecured	597	-
Promissory note issued to 1112 Third Avenue Corp, 12% interest, maturing March 31, 2016, unsecured	375	-
Promissory note issued to Mark Munro, between 12% and 18% interest, maturing March 31, 2016, unsecured	1,337	-
Promissory note issued to Pasack Road, LLC, between 12% and 18% interest, maturing on March 31, 2016	2,650	-
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on June 30, 2015, unsecured, net of debt discount of $2,232	4,243	-
Promissory notes issued to Forward Investments, LLC, 18% interest, maturing on June 30, 2015, unsecured	2,645	-
Former owner of IPC, unsecured, 8% interest, due May 30, 2016	6,255	-
Former owner of IPC, unsecured, 15% interest, due on demand	100	100
Former owner of Nottingham, unsecured, 8% interest, maturing on January 1, 2015	250	-
	18,452	4,025
Less: current portion of debt	(7,238)	(4,025)
Long-term portion of notes payable, related parties	$11,214	$-

Future maturities of related party debt are as follows:

Year ending December 31,
2015	$9,470
2016	11,214
Total principal payments	$20,684

The interest expense associated with the related-party notes payable in the years ended December 31, 2014 and 2013 amounted to $1,743 and $1,046, respectively.

Subsequent to December 31, 2014, the Company restructured certain related-party loans. Refer to Note 19 Subsequent Events for further detail.

Related Party Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement with MMD Genesis LLC (“MMD Genesis”), a company the three principals of which are the Company’s Chairman of the Board and Chief Executive Officer, Mark Munro, one of the Company’s directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of the Company’s common stock.  Pursuant to the master funding agreement, MMD Genesis has made loans to us from time to time to fund certain of the Company’s working capital requirements and a portion of the cash purchase prices of the Company’s business acquisitions. All such loans originally bore interest at the rate of 2.5% per month and matured on June 30, 2014. At December 31, 2013, the Company had outstanding loans from MMD Genesis in the aggregate principal amount of $3,925, respectively, were outstanding.

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3,925, and accrued interest thereon in the amount of $964, was restructured and, in lieu thereof, the Company issued to the principals of MMD Genesis LLC or their designees the following notes:

●	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275 that bears interest at the rate of 12% per annum and matures on March 31, 2016. As of December 31, 2014 the Mark Munro 1996 Charitable Remainder UniTrust is no longer a related party;

●	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $347 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Mark Munro in the principal amount of $737 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Forward Investments, LLC in the principal amount of $650 that bears interest at the rate of 10% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share; and

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

●	a note issued to Forward Investments, LLC in the principal amount of $2,825 that bears interest at the rate of 2% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share, and reflects certain penalties and consulting fees of $1,000 which were incurred and outstanding as of December 31, 2013.

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

Series E Preferred Stock Financing

Between September 2012 and January 2013, the Company sold an aggregate of 2,725 shares of its Series E Preferred Stock at $1,000 per share for an aggregate purchase price of $2,725. These sales were made to “accredited investors” within the meaning of the Securities Act, including certain of the Company’s affiliates.  Charles K. Miller, a director of the Company, purchased 25 shares for a purchase price of $25.  A company owned by the Company’s Chief Executive Officer, Mark Munro, purchased 25 shares for a purchase price of $25.

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

INTERCLOUD SYSTEMS, INC.

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

On October 24, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $400 that bears interest at the rate of 18% per annum and matures on June 30, 2015.

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

 Due to the embedded conversion feature of the Forward Investments, LLC loans, the Company deemed this feature to be a derivative and recorded a debt discount in the amount of $8,860, which is being amortized over the life of the loans using the effective interest method. Refer to Note 9 Derivative Instruments for further detail on the Forward Investments derivative.

Revolving Line of Credit

On July 3, 2014, the Company obtained an unsecured $3,000 interim revolving line of credit from MMD Genesis LLC, CamaPlan FBO Mark Munro IRA, Mark Munro, Pascack Road, LLC, and Forward Investments, LLC, all of which are related parties, to provide working capital as well as cash to make the Company’s upcoming amortization payments pursuant to the Company’s Convertible Debentures.  The line has a maturity date of March 31, 2016, and bears interest at the rate of 1.5% per month on funds drawn.

As of December 31, 2014, there was no amount outstanding under the related party revolving line of credit.

Convertible Promissory Note to Scott Davis

On July 1, 2014, the Company issued an unsecured $250 convertible promissory note to Scott Davis, who is a related party. The note bears interest at the rate of 8% per annum, matures on January 1, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.59. The note is currently outstanding and payable on demand. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

17.	SEGMENT INFORMATION

The Company has acquired four companies since January 1, 2013.  With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues.  The Company evaluated its acquisitions and their impact upon the segments structure as of December 31, 2013.  The Company had determined that its two operating segments were specialty contracting services and telecommunications staffing services. Due to continued expansion in 2014, the Company evaluated its recent acquisitions and their impact upon the existing segment structure. The Company determined that it has three reportable segments are applications and infrastructure (formally known as specialty contracting services), professional services (formally known as telecommunications staffing services) and cloud and managed services, which is comprised of the cloud services operating segment and professional services operating segment.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments.  The reporting segments represent an aggregation of individual operating segments with similar economic characteristics.  The applications and infrastructure operating segment is an aggregation of the component operations of Tropical, RM Leasing, T N S and AWS.  The professional services operating segment is an aggregation of the operations of the ADEX entities. The managed services operating segment is primarily comprised of the operations of IPC and RentVM the cloud services operating segment is comprised of the operations of VaultLogix. The Company will evaluate the Cloud and Managed Services reporting segment in 2015 to determine if it should be segregated into two reporting segments. For the period from the date of its acquisition through December 31, 2014 the results of operations of the cloud services operating segment are considered immaterial to the Company’s financial statements.

In addition to the operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin.  As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes.

The information presented below presents various segment information as it would have been stated if the Company operated as three distinct reporting segments as of December 31, 2014 and 2013.

Segment information relating to the Company's results of continuing operations was as follows:

	Year Ended December 31,
	2014	2013
Revenue by Segment
Applications and infrastructure	$21,957	$18,225
Professional services	28,811	33,183
Cloud and managed services	25,460	-
Total	$76,228	$51,408

Gross Profit
Applications and infrastructure	$7,506	$7,254
Professional services	6,859	6,874
Cloud and managed services	5,740	-
Total	$20,105	$14,128

Operating Income (Loss) by Segment
Applications and infrastructure	$2,178	$2,428
Professional services	(3,192)	1,070
Cloud and managed services	(7,985)	-
Corporate	(9,645)	(9,838)
Total	$(18,644)	$(6,340)

Interest Expense
Applications and infrastructure	$(58)	$(78)
Professional services	(1)	(10)
Cloud and managed services	(698)	-
Corporate	(13,102)	(5,486)
Total	$(13,859)	$(5,574)

Total Assets by Segment
Applications and infrastructure	$19,517	$21,341
Professional services	19,526	22,278
Cloud and managed services	79,980	-
Corporate	2,334	17,071
Total	$121,357	$60,690

Goodwill
Applications and infrastructure	$6,906	$6,596
Professional services	9,257	10,474
Cloud and managed services	44,191	-
Total	$60,354	$17,070

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31, 2014
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$18,975	$2,982	$21,957
Professional services	28,597	214	28,811
Cloud and managed services	25,331	129	25,460
Total	$72,903	$3,325	$76,228

	Year Ended December 31, 2013
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$15,325	$2,900	$18,225
Professional services	32,004	1,179	33,183
Total	$47,329	$4,079	$51,408

	Year Ended December 31, 2014
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$1,018	$1,160	$2,178
Professional services	(3,235)	43	(3,192)
Cloud and managed services	(8,091)	106	(7,985)
Corporate	(9,645)	-	(9,645)
Total	$(19,953)	$1,309	$(18,644)

	Year Ended December 31, 2013
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$1,510	$918	$2,428
Professional services	881	189	1,070
Cloud and managed services	-	-	-
Corporate	(9,838)	-	(9,838)
Total	$(7,447)	$1,107	$(6,340)

	Year Ended December 31, 2014
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$6,151	$1,355	$7,506
Professional services	6,803	56	6,859
Cloud and managed services	5,634	106	5,740
Total	$18,588	$1,517	$20,105

	Year Ended December 31, 2013
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$6,176	$1,078	$7,254
Professional services	6,650	224	6,874
Total	$12,826	$1,302	$14,128

For the year ended December 31, 2014, revenues from the largest customer of the applications and infrastructure, professional services and cloud and managed services segments was $5,001, $12,357 and $2,786, respectively, which represented 6.25%, 15.44% and 3.48%, respectively, of the Company’s consolidated revenue.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18.	DISCONTINUED OPERATIONS

During 2013, the Company’s management decided to exit its environmental remediation and disaster recovery services business. On November 21, 2013, the Company’s wholly-owned subsidiary, ADEX, completed its disposal of its wholly-owned subsidiary, ERFS. The Company completed the sale of ERFS for $297 in cash, payment of certain operating expenses related to the sale, repurchase and cancellation of 4,500 shares of Series I Preferred Stock, and cancellation of certain contingent considerations related to the acquisition of ERFS in December 2012.

In connection with such sale, ERFS was removed as a guarantor and party under the MidMarket Loan Agreement and the loan agreement with PNC Bank, N.A., and was released from any obligations with respect thereto.

The following table shows the major classes assets and liabilities of the Company’s discontinued operations at December 31, 2013.

For the year ended December 31,
2013

Revenues	$3,050

Income from operations	$540

Gain on sale of subsidiary	$350

Provision for income taxes	$330

Net income	$550

Basic and diluted income per share attributable to discontinued operations:
Net income per share	$0.17

The following shows the calculation of the net gain on discontinued operations attributable to affiliate:

Consideration Received from the sale of ERFS
Return and cancellation of Series I Preferred Stock	$4,926
Cancellation of contingent obligation to the sellers of ERFS	2,464
Total consideration received	7,390

Allocation of assets sold net of liabilities
Current assets	1,030
Goodwill	4,863
Intangible assets:
Customer lists	1,787
Tradenames	361
Property and equipment	155
Deposits	82
Current liabilities	(1,535)
Net assets sold	6,743

Cash paid to effect sale	297

Net gain on discontinued operations attributable to affiliate	$350

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19.	SUBSEQUENT EVENTS

On February 25, 2015, the Company restructured the terms of certain related-party promissory notes and term loans issued to Mark Munro, the Company’s Chairman and Chief Executive Officer, Cama Plan FBO Mark Munro IRA, 1112 Third Ave. Corp., the Mark Munro 1996 Charitable Remainder Trust and Pascack Road, LLC in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Mark Munro in the aggregate principal amount of $1,337 had the interest rates reduced from 12% and 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	notes issued to CamaPlan FBO Mark Munro IRA in the aggregate principal amount of $597 had the interest rates reduced from 12% and 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	a note issued to 1112 Third Avenue Corp. in the principal amount of $375 had the interest rate reduced from 12% to 3% per annum and the maturity date extended from March 31, 2016 to January 1, 2018;

●	notes issued to Mark Munro 1996 Charitable Remainder UniTrust in the aggregate principal amount of $575 had the interest rates reduced from 12% and 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018; and

●	notes issued to Pascack Road, LLC in the aggregate principal amount of $2,650 had the interest rate reduced from 12% and 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018.

In consideration for such restructuring, the Company issued to Mark Munro 159,300 shares of unregistered common stock, the CamaPlan FBO Mark Munro IRA 81,290 shares of unregistered common stock, 1112 Third Avenue Corp. 87,500 shares of unregistered common stock, the Mark Munro 1996 Charitable Remainder UniTrust 89,900 shares of unregistered common stock and Pascack Road, LLC 381,100 shares of unregistered common stock.

On March 2, 2015, the Company issued a convertible promissory note to NGNWare, LLC (“NGNWare”) in the principal amount of $1,000 with a term of one year and an interest rate of 12%. The Company may elect to convert the outstanding principal balance and related accrued interest receivable under the convertible promissory note to a number of membership units of equity interests in NGNWare.

On March 4, 2015, the Company restructured the terms of certain promissory notes issued by it to a related party investor, Forward Investments, LLC, in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $3,650 that bear interest at the rate of 10% per annum, had the maturity date extended from June 30, 2015, to July 1, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $2,825 that bears interest at the rate of 2% per annum, had the maturity date extended from June 30, 2015, to July 1, 2016; and

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $2,645 were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum, had the maturity date extended by approximately three years to January 1, 2018, and now are convertible at an initial conversion price of $6.36 per share, subject to further adjustment as set forth therein.

In connection with such restructuring, Forward Investments, LLC agreed to lend to the Company an amount substantially similar to the accrued interest the Company owed to Forward Investments, LLC on the restructured notes. In consideration for such restructuring and additional payments made by Forward Investments, LLC to the Company, the Company issued to Forward Investments, LLC an additional convertible note equal to $1,730 with an interest rate of 3% per annum, a maturity date of January 1, 2018, and an initial conversion price of $6.36 per share, subject to further adjustment as set forth therein, and provided Forward Investments, LLC the option to lend the Company an additional $8 million in the form of convertible notes similar to the existing convertible notes of the Company issued to Forward Investments, LLC.

On March 23, 2015, the Company signed a definitive agreement for a new $15,000 senior credit facility with Faunus Group International, Inc. The senior credit facility is secured by the Company’s consolidated accounts receivable.

