Form 10-Q
period 2015-03-31
INTERCLOUD SYSTEMS, INC.
filed 2015-05-15
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,204,947 shares of common stock were issued and outstanding as of May 8, 2015.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 23, 2015, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

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

The information that appears on our web site at www.InterCloudsys.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash	$4,770	$5,470
Accounts receivable, net of allowances of $1,299 and $1,545, respectively	13,931	19,421
Inventory	1,287	1,031
Deferred loan costs	244	1,278
Loan receivable	400	300
Other current assets	474	1,448
Total current assets	21,106	28,948

Property and equipment, net	2,372	2,210
Goodwill	57,914	60,354
Intangible assets, net	32,175	29,699
Other assets	146	146
Total assets	$113,713	$121,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$14,000	$19,017
Deferred revenue	3,058	3,601
Income taxes payable	745	728
Bank debt, current portion	208	252
Notes, related parties	100	7,238
Contingent consideration	2,873	2,725
Derivative financial instruments	713	18
Term loans, current portion, net of debt discount	7,642	8,387
Total current liabilities	29,339	41,966

Long-term Liabilities:
Long-term deferred revenue	23	79
Bank debt, net of current portion	40	53
Notes, related parties, net of current portion	17,802	11,789
Deferred income taxes	2,691	1,023
Term loans, net of current portion and debt discount	25,917	26,993
Long-term contingent consideration	-	823
Derivative financial instruments	5,139	2,391
Total long-term liabilities	51,612	43,151

Total liabilities	80,951	85,117

Commitments and Contingencies

Stockholders' Equity:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 19,995,642 and 17,910,081 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Common stock warrants, no par	653	2
Treasury stock, at cost - 850 and 850 shares, respectively	-	-
Additional paid-in capital	98,783	92,745
Accumulated deficit	(67,092)	(56,738)
Total InterCloud Systems, Inc. stockholders' equity	32,346	36,011
Non-controlling interest	416	229
Total stockholders' equity	32,762	36,240

Total liabilities, non-controlling interest and stockholders’ equity	$113,713	$121,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended
	March 31,
	2015	2014
		(Revised)

Service revenue	$17,089	$9,876
Product revenue	3,904	4,199
Total revenue	20,993	14,075
Cost of revenue	13,618	10,141
Gross profit	7,375	3,934

Operating expenses:
Depreciation and amortization	1,750	518
Salaries and wages	5,709	3,560
Selling, general and administrative	3,382	2,587
Change in fair value of contingent consideration	(317)	-
Total operating expenses	10,524	6,665

Loss from operations	(3,149)	(2,731)

Other income (expenses):
Change in fair value of derivative instruments	1,025	20,978
Interest expense	(3,660)	(3,277)
Loss on conversion of debt	(17)	-
Loss on extinguishment of debt	(1,207)	(5,740)
Loss on modification of debt	(2,991)	-
Loss on debt discount	-	(2,385)
Other expense	(25)	-
Total other income (expense)	(6,875)	9,576

(Loss) income before provision for (benefit from) income taxes	(10,024)	6,845

Provision for (benefit from) income taxes	143	(3,556)

Net (loss) income	(10,167)	10,401

Net loss attributable to non-controlling interest	(187)	(53)

Net (loss) income attributable to InterCloud Systems, Inc. common stockholders	$(10,354)	$10,348

Basic (loss) income per share attributable to InterCloud Systems, Inc. common stockholders	$(0.60)	$1.10

Diluted loss per share attributable to InterCloud Systems, Inc. common stockholders	$(0.60)	$(0.96)

Basic weighted average common shares outstanding	17,203,434	9,449,622
Diluted weighted average common shares outstanding	17,203,434	11,115,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			Common Stock				Additional		Non-
	Common Stock		Warrants		Treasury Stock		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2014	17,910,081	$2	190,609	$2	850	$-	$92,745	$(56,738)	$229	$36,240

Issuance of shares upon conversion of debt	42,553	-	-	-	-	-	117	-	-	117
Issuance of shares to non-employees for services	147,586	-	-	-	-	-	374	-	-	374
Issuance of shares to employees for services	216,000	-	-	-	-	-	880	-	-	880
Issuance of shares upon extinguishment of debt	445,422	-	-	-	-	-	1,086	-	-	1,086
Issuance of shares upon modification of debt	375,890	-	-	-	-	-	920	-	-	920
Issuance of shares for settlement of interest	144,508	-	-	-	-	-	343	-	-	343
Issuance of shares upon restructuring of debt	100,000	-	-	-	-	-	292	-	-	292
Issuance of shares upon settlement of accounts payable	300,000	-	-	105	-	-	648	-	-	753
Issuance of shares for payout of incentives earned	231,788	-	-	-	-	-	531	-	-	531
Shares issued to third party	1,961	-	-	-	-	-	5	-	-	5
Issuance of shares for contingent consideration	79,853	-	-	-	-	-	306	-	-	306
Reclassification of options granted	-	-	-	-	-	-	536	-	-	536
Reclassification of warrants	-	-	-	546	-	-	-	-	-	546
Net loss	-	-	-	-	-	-	-	(10,354)	187	(10,167)

Ending balance, March 31, 2015	19,995,642	$2	190,609	$653	850	$-	$98,783	$(67,092)	$416	$32,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2015	2014
		(Revised)
Cash flows from operating activities:
Net (loss) income	$(10,167)	$10,401

Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	1,750	518
Provision for bad debts	56	-
Amortization of debt discount and deferred debt issuance costs	1,883	2,056
Stock compensation for services	949	-
Issuance of shares to non-employees for services	374	925
Change in fair value of derivative instruments	(1,025)	(20,978)
Shares issued to third party	5	-
Loss on fair value of conversion feature	-	2,385
Deferred income taxes	106	(3,693)
Loss on conversion of debt	17	5,740
Loss on extinguishment of debt	1,207	144
Loss on modification of debt	2,991	-
Loss on settlement of contingent consideration	53	-
Change in fair value of contingent consideration	(370)	-
Changes in operating assets and liabilities:
Accounts receivable	5,434	1,354
Inventory	(256)	(1,471)
Other assets	973	599
Deferred revenue	(599)	368
Accounts payable and accrued expenses	(1,871)	(1,624)
Total adjustments	11,677	(13,677)
Net cash provided by (used in) operating activities	1,510	(3,276)

Cash flows from investing activities:
Purchases of equipment	(88)	(84)
Capitalization of software costs	(300)	-
Issuance of notes receivable	(100)	-
Cash paid for acquisitions, net of cash received	-	(12,115)
Net cash used in investing activities	(488)	(12,199)

Cash flows from financing activities:
Settlement of contingent consideration	-	(1,779)
Repayments of loans to third-parties	-	183
Repayments of bank borrowings	(57)	(50)
Repayments of notes and loans payable	(1,665)	(10,044)
Proceeds from notes and loans payable	-	9,582
Proceeds from related party borrowings	-	3,000
Repayment of related party borrowings	-	(3)
Exercise of public offering warrants	-	675
Net cash (used in ) provided by financing activities	$(1,722)	$1,564

Net decrease in cash	$(700)	$(13,911)

Cash, beginning of period	5,470	17,867

Cash, end of period	$4,770	$3,956

Supplemental disclosures of cash flow information:
Cash paid for interest	$605	$726
Cash paid for income taxes	$33	$13

Non-cash investing and financing activities:
Issuance of shares for settlement of warrants	$-	$900
Issuance of shares pursuant to settlement of acquisition notes	$-	$814
Issuance of shares pursuant to conversion of debt	$117	$15,893
Issuance of shares pursuant to modification of debt	$920	$-
Issuance of shares pursuant to extinguishment of debt	$1,086	$-
Issuance of shares pursuant to restructuring of debt	$292	$-
Issuance of shares pursuant to acquisitions	$-	$6,727
Additional note payable issued as part of related party debt modification	$1,728	$-
Addition to debt discount	$4,146	$6,475
Conversion of accrued interest to note payable	$390	$-
Issuance of shares for Highwire earn out provisions	$306	$-
Issuance of shares for settlement of interest	$343	$-
Issuance of shares for settlement of accounts payable	$648	$-
Issuance of warrants for settlement of accounts payable	$105	$-
Issuance of shares in lieu of cash compensation	$531	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Since January 2014, the Company has completed the following material and immaterial acquisitions:

●	Integration Partners-NY Corporation. In January 2014, the Company acquired Integration Partners-NY Corporation (“IPC”), a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises and telecommunications service providers.

●	RentVM, Inc. In February 2014, the Company acquired RentVM, Inc. (“RentVM”), a New Jersey-based provider of infrastructure-as-a-service (IaaS), platform-as-a-service (PaaS) and software-as-a-service (SaaS) technology to SMB, enterprise, and carrier customers across all major verticals. Iaas, Paas and Saas allow customers to run their applications on RentVM equipment without the customer purchasing capital equipment in a private, public, or hybrid cloud environment. RentVM expands the Company’s managed services capabilities by providing a software-defined data center (SDDC) platform to offer enterprise-grade cloud computing solutions.

●	Highwire Broadview Technologies, Inc. On April 1, 2014, the Company’s subsidiary, ADEX Corporation, acquired the assets of Broadview Technologies, Inc., DBA High Wire Networks (“High Wire”), a telecommunications infrastructure engineering firm based in Alabama.

●	Nottingham Enterprises LLC. In July 2014, the Company purchased a 40% interest of Nottingham Enterprises LLC (“Nottingham”), a reseller of telecommunications hardware.

●	VaultLogix, LLC. In October 2014, the Company acquired VaultLogix, LLC and certain related entities (“VaultLogix”), a leading provider of cloud backup services to nearly 10,000 businesses around the world. VaultLogix safeguards a wide range of enterprise-class operating systems and applications through its unique combination of encryption, block-level data duplication and compression. In addition, through its partner program, VaultLogix offers software branding, a robust partner portal and dedicated account management.

●	PCS Holding LLC. On December 1, 2014, the Company’s subsidiary, VaultLogix, purchased the assets of Axim Cloud (“Axim”). Axim sells Amazon web services, including cloud storage services.

●	Logical Link. On December 1, 2014, the Company’s subsidiary, AW Solutions LLC, acquired the assets of FRJ, LLC, DBA Logical Link, an Outside Plant (OSP) engineering company that specializes in field design and drafting of Wireline, Fiber & DAS deployments. Logical Link also performs construction and installation through subcontractors.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 The most significant assumptions under the relief of royalty method used to value trade names include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit. The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate. Management, with the assistance of a third-party valuation specialist, has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

Liquidity

During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company suffered recurring losses from operations. At March 31, 2015 and December 31, 2014, the Company had stockholders’ equity of $32,762 and $36,240, respectively. The increase of $4,785 in the Company’s working capital from December 31, 2014 to March 31, 2015 was primarily the result of the restructuring of approximately $9,370 of related party notes payable and settlement of $5,017 in accounts payable and accrued expenses. This increase in working capital was partially offset by $320 in amortization of deferred loan costs, $1,563 in amortization of debt discounts, and $974 in amortization of prepaid expenses.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On or prior to March 31, 2016, the Company has obligations relating to the payment of indebtedness as follows:

●	$4,000 related to term loans due June 1, 2015 and June 24, 2015;

●	$1,164 related to convertible debentures that are payable in cash or common stock in monthly installments through June 2015;

●	$2,000 related to term loans that are payable in quarterly installments through March 2016;

●	$1,000 related to a term loan due May 16, 2015;

●	$208 related to current payments due on bank loans; and

●	$100 related to a promissory note held by a related party that is due on demand.

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to March 31, 2016 from earnings from operations, including, in particular, the operations of VaultLogix, which was acquired in October 2014, and possibly from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segments of its business, which contributed to the losses from operations.  The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. During the quarter ended March 31, 2015, the Company restructured the terms of certain related-party promissory notes and term loans which extended the maturity dates and reduced the interest rate accruing on such notes and loans. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties.  Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. On March 20, 2015, the Company entered into a sale of accounts and security agreement with a financial institution to establish a sale of accounts facility. The transaction is subject to certain customary closing conditions. Currently, those conditions have not been met. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through March 31, 2016.  There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2015.

The Company plans to generate positive cash flow from its recently-completed acquisitions to address some of the liquidity concerns.   However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements.  The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all.  Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock.  The terms of any securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect.   The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and HighWire (collectively, “ADEX” or “ADEX entities”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. (“AWS”) and AW Solutions Puerto Rico, LLC (“AWS Puerto Rico”) (collectively, the “AWS Entities”) (since April 2013), IPC (since January 2014), RentVM (since February 2014), and VaultLogix (since October 2014). All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and a variable interest in a variable interest entity (“VIE”) in which the Company is deemed to be the primary beneficiary.

The unaudited condensed consolidated financial statements include the accounts of Rives-Montiero Engineering, LLC ("RM Engineering") (since December 2011), in which the Company owns an interest of 49%.  The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on March 23, 2015.

Segment Information

As of December 31, 2014, the Company operated in four operating segments - as an applications and infrastructure provider, as a professional services provider, as a cloud services provider and as a managed services provider. The applications and infrastructure segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services of the applications and infrastructure segment support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks. The professional services segment provides outsourced services to the wireless and wireline industry and information technology industry. The cloud services segment provides cloud computing and storage services to customers. The managed services segment provides hardware and software products to customers and provides maintenance and support for those products. As of December 31, 2014, the Company had concluded that it had three reportable segments, the applications and infrastructure operating segment and the professional services operating segment were considered individual reporting segments, while the cloud services and managed services operating segments were aggregated into one reportable segment.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

During the quarter ended March 31, 2015, the Company re-evaluated its cloud services and managed services reportable segment. The Company concluded that, due to the material nature of the cloud services operating activities and the difference in margins between the managed services and cloud services operating segments, the cloud services segment should be presented separately within the unaudited condensed consolidated financial statements. As such, the Company concluded that it had four reportable segments as of March 31, 2015: applications and infrastructure, professional services, managed services, and cloud services.

The Company’s reporting units have been aggregated into one of four operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities, Tropical and RM Engineering.  The Company’s second operating segment is professional services, which consists of the ADEX entities. The Company’s third operating segment is managed services services, which consists of the IPC and RentVM components and the fourth operating segment is cloud services, which consists of the VaultLogix component.

Revenue Recognition

The Company’s revenues are generated from their four reportable segments: applications and infrastructure, professional services, managed services, and cloud services.  The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

The AWS Entities recognize revenue using the percentage of completion method.   Revenues and fees on these contracts are recognized utilizing the efforts-expended method, which uses measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

The AWS Entities also generate revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the Company’s professional services segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at March 31, 2015 and 2014, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

ADEX’s HighWire division generates revenue through its telecommunications engineering group, which contracts with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. The Highwire division recognizes revenue using the proportional performance method. Under the proportional performance method, the Company recognizes revenue when a project within a contract is completed. Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

The Company’s TNS and IPC subsidiaries, as well as ADEX’s HighWire division, sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The Company’s IPC subsidiary, which is included in the Company’s managed services segment, is a value-added reseller whose revenues are generated from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video, and data networking infrastructure. IPC’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support and professional services.

For multiple-element arrangements, IPC recognizes revenue in accordance with ASC 605-25, “Arrangements with Multiple Deliverables”. The Company allocates revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) of selling price if VSOE is not available, and finally the Company’s estimate of the selling price if neither VSOE nor TPE is available. VSOE exists when the Company sells the deliverables separately and represents the actual price charged by the Company for each deliverable. Estimated selling price reflects the Company’s best estimate of what the selling prices of each deliverable would be if it were sold regularly on a stand-alone basis taking into consideration the cost structure of the Company’s business, technical skill required, customer location and other market conditions. Each element that has stand-alone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided or the product is delivered.

The Company’s VaultLogix subsidiary, which is included in the Company’s cloud services segment, provides on-line data backup services to its customers. Revenue for these customers is deferred until the services are performed.

Deferred Loan Costs

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the three months ended March 31, 2015 and 2014 was $320 and $1,830, respectively.

Inventory

The inventory balance at March 31, 2015 and December 31, 2014 related to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at lower of cost or market until sold. Inventory consisted of networking equipment that was purchased and not delivered to customers as of March 31, 2015.

Goodwill and Indefinite Lived Intangible Assets

Goodwill was generated through the acquisitions made by the Company.  As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for each of the completed acquisitions.  At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.  The goodwill is attributable to synergies and economies of scale provided to the Company by the acquired entity.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2015 and 2014, the Company did not identify any indicators of impairment and as such, did not perform additional analysis.

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

With regard to other long-lived assets and intangible assets with indefinite-lives, the Company follows a similar impairment assessment. The Company will assess the quantitative factors to determine if an impairment test of the indefinite-lived intangible asset is necessary. If the quantitative assessment reveals that it is more likely than not that the asset is impaired, a calculation of the asset’s fair value is made. Fair value is calculated using many factors, which include the future discounted cash flows as well as the estimated fair value of the asset in an arm’s-length transaction. As of March 31, 2015 and 2014, the Company did not identify any indicators of impairment and as such, did not perform additional analysis.

Commitments and Contingencies

In May 2015, the Company received information from the SEC that they are continuing an investigation of the Company and certain of its current and former officers, consultants of the Company and others, of “possible violation[s]” of Section 17(a) of the Securities Act and Sections 9(a) and 10(b) of the Exchange Act and the rules of the SEC thereunder in the offer or sale of securities and certain other matters with respect to which the SEC claims it has information, including the possible market manipulation of the Company’s securities dating back to January 2013.  Based upon the Company’s internal investigations, the Company does not believe either our Company or any of its current or former officers or directors engaged in any activities that violated applicable securities laws. The Company intends to continue to work with the staff of the SEC towards a resolution and to supplement its disclosure regarding the SEC’s investigation accordingly.

The Company is unaware of the scope or timing of the SEC’s investigation. As a result, the Company does not know how the SEC investigation is proceeding, when the investigation will be concluded, or what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of its investigation. The Company is seeking to cooperate with the SEC in its investigation.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC Topic 718").  Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards.  The Company adopted a formal stock option plan in December 2012.  The Company issued options prior to the adoption of this plan, but the amount was not material.  Historically, the Company has awarded stock grants to certain of its employees and consultants that did not contain any performance or service conditions.  Compensation expense included in the Company’s unaudited condensed consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. The Company granted to employees an aggregate of 363,586 shares of common stock in the three months ended March 31, 2015, of which 179,000 shares were subject to a three-year vesting term, 25,000 shares were subject to six-month vesting, and 159,586 shares had no vesting terms. The Company recorded compensation expense of $450 related to these issuances on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2015. During the quarter ended March 31, 2015, the Company accelerated vesting for 29,000 shares of common stock issued to certain employees and recorded compensation expense of $82 on the unaudited condensed consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following sets forth the computation of diluted EPS for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31, 2015			Three months ended March 31, 2014
				(Revised)
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(10,354)	$17,203,434	$(0.60)	$10,348	$9,449,622	$1.10
Change in fair value of derivative instruments	-	-	-	(20,978)	-	-
Dilutive shares related to warrants	-	-	-	-	164,412	-
Dilutive shares related to 12% Convertible Debentures convertible feature	-	-	-	-	965,742	-
Dilutive shares related to Forward Investments, LLC convertible feature	-	-	-	-	535,558	-
Dilutive EPS	$(10,354)	17,203,434	$(0.60)	$(10,630)	11,115,334	$(0.96)

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented for the years ended March 31, 2015 and 2014, respectively, in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for the three months ended March 31, 2015 and 2014 were as follows:

	March 31,
	2015	2014
		(Revised)
Warrants	1,491,795	-
Options	175,000	-
Convertible notes	4,631,081	368,150
Convertible debenture	193,056	-
	6,490,932	368,150

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of March 31, 2015 and December 31, 2014, was estimated at $58,217 and $57,921, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, inventory, other assets, and accounts payable approximate their fair value due to the short-term maturity of those items.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 consisted of:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

	March 31, 2015
Liabilities:
Warrant derivatives	$-	$-	$713
Long-term warrant derivatives	-	-	5,139
Contingent consideration	-	-	2,873

Total liabilities at fair value	$-	$-	$8,725

	December 31, 2014
Liabilities:
Warrant derivatives	$-	$-	$18
Long-term warrant derivatives	-	-	1,855
Contingent consideration	-	-	2,725
Long-term contingent consideration	-	-	823
Issuance of option shares	-	-	536

Total liabilities at fair value	$-	$-	$5,957

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2015 were as follows:

Amount
Balance as of December 31, 2014	$5,957

Change in fair value of derivative	(1,025)
Settlement of contingent consideration	(306)
Change in fair value of contingent consideration	(370)
Fair value of conversion feature on date of issuance	2,230
Fair value of net settlement of accounts payable	721
Adjustment of derivative liability upon extinguishment of debt	2,600
Reclassification of options to equity	(536)
Reclassification of derivative warrants to equity	(546)
Balance as of March 31, 2015	$8,725

Recent Accounting Pronouncements

On February 18, 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities. This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds. ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in the unaudited condensed consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the unaudited condensed consolidated financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The requirements of ASU 2015-03 are not expected to have a significant impact on the unaudited condensed consolidated financial statements.

Reclassifications

Certain 2014 activities and balances were reclassified to conform to classifications used in the current period.

2. ACQUISITIONS

Acquisition of IPC

On January 2, 2014, the Company acquired IPC, a full-service voice and data network engineering firm based in New York.  IPC serves both corporate enterprises and telecommunications service providers.  The purchase consideration for IPC was $21,153, which was paid with $13,451 in cash, common stock valued at $1,447, and a convertible note in the principal amount of $6,255, which was equal to the net working capital of IPC on the date of acquisition. Refer to Note 11 for further detail on the convertible note. The Company used the fair value of the common stock issued. As the total consideration paid by the Company for IPC exceeded the net assets acquired, the Company recorded approximately $15,131 of goodwill. The goodwill is attributable to synergies and economies of scale related to operating expenses provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of IPC was $118, which amount was recorded on the Company’s unaudited condensed consolidated statement of operations as general and administrative expenses as of March 31, 2014.

The original deferred tax liability that was recorded in the first quarter of 2014 should have resulted in the reduction of the Company’s valuation allowance.  The reduction in the valuation allowance was not recorded by the Company at that time.  In the fourth quarter of 2014, the Company updated the allocation of purchase price to the assets and liabilities acquired and determined that a portion of its valuation allowance was no longer required and recorded a tax benefit of $3,195.  The Company has reflected this adjustment within the line item “benefit from income taxes” on the unaudited condensed consolidated statement of operations as of March 31, 2014.

Acquisition of RentVM

On February 3, 2014, the Company acquired RentVM, a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) Cloud environments.  The purchase consideration for RentVM was $5,880, which was paid with common stock valued at $5,280 and conversion of a pre-existing note, in the principal amount of $600 which was used to complete the acquisition. As the total consideration paid by the Company for RentVM exceeded the net assets acquired, the Company recorded approximately $2,851 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is not tax deductible. The Company acquired in-process research and development related to RentVM’s cloud products, which was under development by RentVM at the time of acquisition, to which the Company ascribed a value of $4,000. The Company recorded a deferred tax liability of $1,560 relate to the acquired in-process research and development intangible asset. The Company will begin amortizing the in-process research and development at the time at which the product is available for general release to customers. The amount of acquisition-related costs for the acquisition of RentVM was $5, which amount was recorded on the Company’s unaudited condensed consolidated statement of operations as general and administrative expenses as of March 31, 2014.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Acquisition of VaultLogix

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,385 in cash, (ii) 1,008,690 shares of the Company’s common stock and (iii) $15,627 in unsecured convertible promissory notes, as further described in Footnote 6. The closing payments are subject to customary working capital adjustments. As the total consideration paid by the Company for VaultLogix exceeded the net assets acquired, the Company recorded approximately $20,427 of goodwill and $13,400 of intangible assets. The Company is in the process of completing a valuation of the acquisition to determine the value of the intangible assets and goodwill. Once the valuation is completed, the Company will make any adjustments as necessary.

Effective as of December 31, 2014, VaultLogix completed the purchase of the assets of Axim. In consideration for the acquisition, at the closing the Company made a payment of $1,500 in shares of common stock and recorded contingent consideration of $1,872. Based on the purchase consideration and assets acquired, the Company recorded the following intangible assets: customer list of $100 and non-compete of $302. Goodwill of $2,922 was also recorded in connection with the purchase. The Company is in the process of completing a valuation of the acquisition to determine the value of the intangible assets and goodwill. Once the valuation is completed, the Company will make any adjustments as necessary.

The final purchase consideration for the 2014 acquisition of RentVM was calculated as follows:

RentVM
Common stock, fair value	$5,280
Note converted to stock	600
Total consideration	$5,880

The final purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

RentVM
Current assets	$104
Goodwill	2,851
Intangible assets:
In-process research and development	4,000
Customer list / relationships	150
Trade names	40
Non-compete	88
Property and equipment	372
Other assets	4
Current liabilities	(169)
Deferred tax liability	(1,560)
Total allocation of purchase consideration	$5,880

Unaudited pro forma results of operations data of the Company as if the acquisitions of IPC, RentVM and VaultLogix had occurred as of January 1, 2014 are as follows:

Pro Forma Results
(Unaudited)
For the three months ended March 31,
2014
Revenue	$17,002

Net income	$9,743

Basic income per share	$0.91

Diluted loss per share	$(0.93)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2014 and is not intended to be a projection of future results.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Vehicles	$761	$761
Computers and office equipment	858	638
Equipment	4,553	4,713
Software	2,354	2,025
Total	8,526	8,137
Less accumulated depreciation	(6,154)	(5,927)

Property and equipment, net	$2,372	$2,210

Depreciation expense for the three months ended March 31, 2015 and 2014 was $227 and $52, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the three-month period ended March 31, 2015 resulting from the acquisitions by the Company of its operating segments.

The following table summarizes the Company’s goodwill as of March 31, 2015 and December 31, 2014:

	Applications and Infrastructure	Professional Services	Managed Services	Cloud Services	Total
Balance at December 31, 2014	$6,906	$9,257	$44,191	$-	$60,354

Reclassification of Operating Segments	-	-	(23,349)	23,349	-

Purchase price allocation adjustment	-	-	(2,440)	-	(2,440)

Balance at March 31, 2015	$6,906	$9,257	$18,402	$23,349	$57,914

Intangible Assets

The following table summarizes the Company’s intangible assets as of March 31, 2015 and December 31, 2014:

		March 31, 2015				December 31, 2014
	Estimated	Gross				Gross
	Useful	Carrying		Accumulated	Net Book	Carrying	Accumulated	Impairment	Net Book
	Life	Amount	Additions	Amortization	Value	Amount	Amortization	Charge	Value
Customer relationships	7-10 years	$23,051	$-	$(3,835)	$19,216	$24,270	$(2,891)	$(1,219)	$20,160
Non-compete agreements	2-3 years	3,523	-	(1,324)	2,199	3,523	(1,055)	-	2,468
Internally developed software	3 years	3,200	-	(508)	2,692	3,200	(241)	-	2,959
In-process research and development		-	4,000	-	4,000	-	-	-	-
URL's	Indefinite	8	-	-	8	10	-	(2)	8
Tradenames	1 year	959	-	(77)	882	959	(33)	-	926
Tradenames	Indefinite	3,178	-	-	3,178	4,349	-	(1,171)	3,178

Total intangible assets		$33,919	$4,000	$(5,744)	$32,175	$36,311	$(4,220)	$(2,392)	$29,699

Amortization expense related to the acquired intangible assets was $1,523 and $466 for the three months ended March 31, 2015 and 2014, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

5. BANK DEBT

Bank debt as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
One installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicles, maturing July 2016	$7	$9

Five lines of credit, monthly principal and interest, interest ranging from $0 to $1, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2015 and February 2020	241	296
	248	305
Less: Current portion of bank debt	(208)	(252)

Long-term portion of bank debt	$40	$53

The interest expense associated with the bank debt during the three months ended March 31, 2015 and 2014 amounted to $4 and $21, respectively. There are no financial covenants associated with the bank debt.

6. TERM LOANS

Term loans as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$3	$3

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest of only $1, unsecured and personally guaranteed by officer, due November 2016	106	106

Promissory notes, unsecured, maturing in July 2015	30	30

12% convertible note payable, net of debt discount of $210 and $421, respectively	954	1,910

Term loan, White Oak Global Advisors, LLC, maturing in October 2017, net of debt discount of $684	12,077	13,261

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, unsecured, maturing in November 2015	1,000	1,000

Bridge loan agreement, secured, maturing June 2015, net of debt discount of $237 and $555, respectively	3,763	3,444

	33,559	35,380
Less: Current portion of term loans	(7,642)	(8,387)

Long-term portion term loans, net of debt discount	$25,917	$26,993

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Term Loan - White Oak Global Advisors

On October 9, 2014, the Company’s wholly-owned subsidiary, VaultLogix, entered into a loan and security agreement with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, Data Protection Services, L.L.C. (“DPS”), U.S. Data Security Acquisition, LLC (“USDSA”) and U.S. Data Security Corporation (“USDSC”) as guarantors, pursuant to which, VaultLogix received a term loan in an aggregate principal amount of $13,261. Interest on the term loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate, as adjusted as of each Libor Index Adjustment Date and (ii) 1.00% per annum; plus (b) 1100 basis points per annum. The LIBOR Index Rate was 0.7 and 0.6044 as of March 31, 2015 and December 31, 2014, respectively. However, this did not exceed the 12% stated rate as defined in item (ii) above.

The proceeds of the term loan were used to finance the Company’s acquisition of VaultLogix, DPS and USDSA, to repay certain outstanding indebtedness (including all indebtedness owed by VaultLogix to Hercules Technology II, L.P.) and to pay fees, costs and expenses.

In connection with the term loan, the Company entered into (i) a continuing guaranty in favor of the administrative agent, (ii) a pledge agreement, and (iii) a security agreement, pursuant to which the obligations of the Company in respect of the term loan are secured by a security interest in substantially all of the assets of VaultLogix, subject to certain customary exceptions.

The term loan is subject to certain affirmative and negative covenants which are due at the end of each fiscal quarter. The Company is in compliance with all covenants as of March 31, 2015 and December 31, 2014.

Principal of $12,761 and $13,261 remained outstanding as of March 31, 2015 and December 31, 2014, respectively.

Term Loan – 8% Convertible Promissory Notes

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The promissory notes accrue interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes is payable on October 9, 2017. The promissory notes are convertible into shares of the Company’s common stock at a conversion price equal to $6.37 per share. A portion of the principal amount of the promissory notes equal to twenty percent of the principal amount on the closing date will not be convertible until January 9, 2016.

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

As of April 7, 2015, the Company had not forced any conversions.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company's common stock issued pursuant to the purchase agreement, which amount is being amortized over the life of the Convertible Debentures. The Company also recorded a debt discount and a related derivative liability in the amount of $6,620 in connection with the embedded features of the Convertible Debentures, which amount is being amortized over the life of the Convertible Debentures. Refer to Note 7 Derivative Instruments for further detail on the derivative liability. Principal of $1,164 and $2,331 remained outstanding as of March 31, 2015 and December 31, 2014, respectively.

Demand Promissory Note

The Company entered into a securities purchase agreement with an investor whereby the Company issued to the investor a demand promissory note, dated November 17, 2014, in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matures on the earlier of: (x) November 10, 2015 or (y) upon demand by the investor, which such demand may be made any time 150 days following the issuance of the Note upon 30 days’ written notice to the Company; provided, that $60 of interest is guaranteed by the Company regardless of when the note is repaid. The Company may redeem the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium can be paid in cash or common stock at the option of the Company. If common stock of the Company is used to pay the redemption premium, then such shares shall be delivered by the third business day following the maturity date, or date of demand, as applicable, at a mutually agreed upon conversion price by both parties. The holder has demanded repayment of the demand promissory note by May 16, 2015.

Aegis Capital Corp. served as the placement agent in connection with this private placement and, in exchange for its services, earned a placement agent fee equal to 3.5% of the proceeds from the private placement. The total fee of $86 was recorded within additional paid in capital on the consolidated balance sheet as of December 31, 2014.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2014, the Company entered into a Bridge Financing Agreement with GPB Life Science Holdings, LLC of which a portion of the proceeds were used to repay the convertible note of the 31 Group, LLC. Refer to the Bridge Financing - GPB Life Science Holdings, LLC section of this note for further detail.

Refer to Note 7 Derivative Instruments for further detail on the warrants issued in conjunction with the 31 Group convertible note.

Bridge Financing - GPB Life Science Holdings, LLC

The Company entered into a bridge financing agreement, effective as of December 3, 2014, with GPB Life Science Holdings, LLC, whereby the Company issued to the investor for gross proceeds of $2,375 (i) a senior secured note, dated December 3, 2014, in the aggregate principal amount of $2,500 with interest accruing at the rate of 12% per annum and (ii) a four-year warrant, dated December 3, 2014, exercisable for up to 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The note matures upon the earlier of: June 1, 2015 or (y) the date of a Major Transaction (as defined in the purchase agreement). In addition, upon maturity of the note, the Company must pay the investor additional interest in cash, which interest accrues over the term of the Note at the rate of 4% per annum. The note is secured by (i) a first priority security interest in and to all Accounts Receivable (as defined in the purchase agreement) of the Company and its subsidiaries, except those of VaultLogix, and (ii) a first priority security interest and lien on all Collateral (as defined in the purchase agreement) of the Company and its subsidiaries, which lien and security interest will only go into effect at such time as White Oak Global Advisors, LLC (“White Oak”) releases (or is deemed to have released pursuant to the applicable documents between it and the Company), its liens and security interest on any collateral of the Company and the Company’s obligation to grant, pledge or otherwise assign a lien in favor of White Oak is terminated (pursuant to the applicable documents between White Oak and the Company).

Principal of $4,000 remained outstanding as of March 31, 2015 and December 31, 2014, respectively.

Refer to Note 7 Derivative Instruments for further detail on the warrants issued as part of the bridge financing agreement.

7. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible debt and freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC Topic 815”).

MidMarket Warrants

In connection with a loan agreement, the Company issued warrants to the lenders in September 2012. These warrants were outstanding at March 31, 2015 and December 31, 2014.

The terms of the warrants issued in September 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $5.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the loan agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 234,233 shares.  On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and is being amortized over the original life of the related loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

As of September 17, 2014, the second anniversary date of the warrants, the Company failed to comply with the Minimum Adjusted EBITDA provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2015.

On March 31, 2015 and December 31, 2014, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $105 and $212, respectively.  The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2015 and 2014 as a gain of $107 and $2,200, respectively.

The fair value of the warrant derivative liability at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2015	2014

Fair value of Company’s common stock	$2.20	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.5 years	1.7 years
Risk free interest rate (based on average of 1 and 2 year treasury rates)	0.41%	0.46%

As of March 12, 2014, the lenders under the loan agreement assigned their loans to 31 Group LLC and Dominion Capital LLC and such assignees agreed to convert the outstanding principal amount of the loans into shares of the Company’s common stock at a conversion price of $10.50 per share. In connection with that agreement, the Company agreed that if 85% of the volume weighted average price of the Company’s common stock on April 14, 2014 was less than $10.50, the Company would issue an additional number of shares of the Company’s common stock such that the average conversion price of the loans was such lower price.

On April 15, 2014, the Company entered into an amendment to that agreement, due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group LLC.   The warrants are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act, the exercise period of the warrants will be reduced to two years. On April 15, 2014, the day the warrants were issued, the Company recorded a derivative liability in the amount of $416. The amount was recorded as a loss on extinguishment of debt on the unaudited condensed consolidated statement of operations. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued.

On March 31, 2015 and December 31, 2014, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability relating to the April 2014 warrants on that date, and determined the fair value was $22 and $74, respectively.  The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2015 as a gain of $52.

The fair value of the April 2014 warrants derivative at March 31, 2015 was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2015	2014

Fair value of Company’s common stock	$2.20	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$7.25	$7.25
Estimated life	1 year	1.3 years
Risk free interest rate (based on 1-year treasury rate)	0.26%	0.46%

12% Convertible Debentures Convertible Feature

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company’s common stock issued pursuant to the purchase agreement, which amount is being amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620, which amount is being amortized over the life of the Convertible Debentures.  The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.  The Company recorded interest expense of $210 related to the amortization of the debt discount for the three months ended March 31, 2015, respectively.

Due to the conversion of $7,008 aggregate principal amount of Convertible Debentures in first half of 2014, the Company adjusted the balance of the derivative liability related to the embedded conversion feature of the Convertible Debentures in the amount of $2,510. Upon conversion, the principle amount of the debt and equity-linked derivative liability were removed at their respective carrying amounts, after a final adjustment of the embedded derivatives to fair value of $943 and the shares of common stock were issued at their then-current fair value. On December 31, 2014, the Company used a Monte Carlo simulation to determine the fair value of the embedded conversion feature of the Convertible Debenture and, on that date, determined the fair value of the embedded conversion feature to be $180.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On March 31, 2015, the Company used a Monte Carlo simulation to determine the fair value of the embedded conversion feature of the Convertible Debentures and, on that date, determined the fair value of the embedded conversion feature to be de minimis. The Company recorded the change in fair value of the derivative liability as a gain in the unaudited condensed consolidated statement of operations of $180.

The fair value of the embedded conversion feature of the Convertible Debentures at March 31, 2015 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2015	2014

Principal amount	$1,165	$2,331
Conversion price	$6.36	$6.36
Conversion trigger price	$7.00	$7.00
Risk free interest rate (based on 3 month treasury rate)	0.03%	0.12%
Life of conversion feature (in years)	0.20	0.45
Volatility	65%	55%

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

On March 4, 2015, the Company and Forward Investments, LLC restructured certain promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 11 for further detail). The fair value of the embedded conversion feature on the date of restructuring was $1,915, which was recorded as a debt discount on the unaudited condensed consolidated balance sheet. In addition, the Company recorded a derivative liability of $2,600 on the unaudited condensed consolidated balance sheet and a loss on modification of debt of $685 on the unaudited condensed consolidated statement of operations related to the embedded conversion feature.

In conjunction with the issuance of the 6.5% and 3% convertible notes issued on March 4, 2015, the Company recorded an additional derivative liability as a debt discount in the amount of $260 and $1,970, respectively, on the date of the issuance of the notes.

The debt discounts are being amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion features.

On March 31, 2015 and December 31, 2014, the fair value of the conversion features of the Forward Investments, LLC loans was $4,990 and $800, respectively, which is included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability on March 31, 2015 as a gain on change in fair value of derivative instruments in the unaudited condensed consolidated statements of operations of $640.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

					December 31,
	March 31, 2015				2014

Principal amount	$3,650	$390	$2,825	$4,373	$2,825

Conversion price before July 31, 2015	$6.36	$6.36	$6.36	$6.36	$6.36
Conversion price after July 31, 2015	$2.35	$2.35	$2.35	$2.35	$3.93
Conversion trigger price before July 31, 2015	$15.90	$15.90	$15.90	$15.90	$7.63
Conversion trigger price after July 31, 2015	$5.88	$5.88	$5.88	$5.88	$4.72
Risk free interest rate (based on 6 and 7-year treasury rate)	1.67%	1.67%	0.34%	0.81%	0.12%
Life of conversion feature (in years)	6.76	6.76	1.25	2.76	0.5
Volatility	55%	55%	50%	55%	50%

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

On March 31, 2015 and December 31, 2014, the Company used the Black-Scholes option pricing model to determine the fair value of the warrants and derived an implied fair value of $22 and $43, respectively, which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability on March 31, 2015 as a gain in the unaudited condensed consolidated statements of operations of $21.

The fair value of the 31 Group warrant derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2015	2014

Fair value of Company’s common stock	$2.20	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$7.25	$7.25
Estimated life	2.25 years	2.5 years
Risk free interest rate (based on average of 2 and 3-year treasury rates)	0.73%	0.89%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2015 and December 31, 2014, the Company used the Black-Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $3 and $18, respectively, which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets.  The Company recorded the change in the fair value of the derivative liability on March 31, 2015 as a gain in the unaudited condensed consolidated statements of operations of $15.

The fair value of the 31 Group securities purchase agreement warrants derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2015	2014

Fair value of Company’s common stock	$2.20	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$5.00	$5.00
Estimated life	3 months	3 months
Risk free interest rate (based on 3 month treasury rate)	0.04%	0.04%

Bridge Financing Agreement Warrants

On December 3, 2014, the Company entered into a bridge financing agreement with GPB Life Science Holdings LLC, a third-party lender. Pursuant to the agreement, the Company issued a warrant entitling the lender to purchase 250,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. On December 1, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $421. The amount was recorded as a debt discount and is being amortized over the original life of the related loan. On December 31, 2014, the Company used the Black-Scholes option pricing model to determine the fair value of the warrants and derived an implied fair value of $340 which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On December 24, 2014, the Company entered into a second bridge financing agreement with GPB Life Science Holdings LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. On December 24, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $215. The amount was recorded as a debt discount and is being amortized over the original life of the related loan. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2014, the Company used the Black-Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $206 which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets.

During the quarter ended March 31, 2015, the Company re-evaluated the GPB Life Science Holdings LLC warrants issued on December 3, 2014 and December 24, 2014 and reclassified the warrants to additional paid-in capital within the unaudited condensed consolidated balance sheet.

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

During the quarter ended March 31, 2015, the Company re-evaluated the options issued on October 15, 2014 and reclassified the options to additional paid-in capital within the unaudited condensed consolidated balance sheet.

Net Settlement of Accounts Payable

On March 25, 2015, the Company issued 300,000 shares of common stock and a warrant to purchase 80,000 shares of common stock to a third-party vendor to settle various accounts payable. The shares of common stock were issued with a six month restrictive legend and as such, the fair value of the accounts payable to be paid with the common stock has not yet been determined. The Company recorded the common stock at a fair value of $648 and the warrant with a fair value of $106, which reduced the accounts payable to the third party in the amount of $1,475. The Company recorded a derivative liability of $721 at the time the shares were issued. The Company used a Black-Scholes pricing model to determine the fair value of the warrant on the date it was issued.

During the quarter ended March 31, 2015, the Company revalued the accounts payable derivative and recorded a gain of $10 on the unaudited condensed consolidated statement of operations.

The fair value of the accounts payable derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

March 31,
2015

Fair value of Company’s common stock	$2.20
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%
Exercise price	$3.00
Estimated life	4.96 years
Risk free interest rate (based on average of 5-year treasury rate)	1.41%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

8. INCOME TAXES

As of March 31, 2015 and December 31, 2014, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $50,169 and $44,715, respectively, and state NOL’s of approximately $35,785 and $32,889, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of March 31, 2015 and December 31, 2014, the Company had federal tax credit carry forwards of $815 and $791, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

9. CAPITAL STOCK

Issuance of shares of common stock to third parties for services and non-employees

During January, February and March 2015, the Company issued an aggregate of 147,586 shares of its common stock to non-employees. The shares were valued between $2.16 and $2.87 per share and were immediately vested.  The Company recorded $374 to salaries and wages expense.

Issuance of shares of common stock to employees, directors, and officers

During January and February 2015, the Company issued an aggregate of 216,000 shares of its common stock to various employees and directors for services rendered. The shares were valued between $2.53 and $2.87.  The Company recorded $30 to salaries and wages expense. An additional $849 in stock compensation expense was recognized in the current period on vested shares issued in previous periods.

Issuance of shares of common stock pursuant to conversion of debt

During February 2015, the Company issued 42,553 shares of its common stock to a related party pursuant to the conversion of $100 notes payable principal. The shares were issued at $2.76 per share, for a total value of $117 and a loss of debt conversion of $17.

Issuance of shares of common stock pursuant to extinguishment of debt

On March 3, 2015, the Company issued an aggregate of 423,200 shares of its common stock to five related party lenders pursuant to the restructuring of notes payable. The shares were issued with a fair value of $2.45 per share, for a total fair value of $1,038, which was recorded as loss on extinguishment of debt on the unaudited condensed consolidated statement of operations.

On March 25, 2015, the Company issued 22,222 shares of its common stock to a related party lender pursuant to the restructuring of notes payable. The shares were issued at a fair value of $2.16 per share, for a total fair value of $48, which was recorded as a loss on extinguishment of debt on the unaudited condensed consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Issuance of shares of common stock pursuant to modification of debt

On March 3, 2015, the Company issued an aggregate of 375,890 shares of its common stock to five related party lenders pursuant to the restructuring of various notes payable. The shares were issued with a fair value of $2.45 per share, for a total fair value of $920, which was recorded as loss on modification of debt on the unaudited condensed consolidated statement of operations.

Issuance of shares for payment of related-party interest

During January and March 2015, the Company issued an aggregate of 144,508 shares of its common stock to eight related parties for payment of accrued interest aggregating to $343. The shares were issued at $2.53 and $2.16 per share in January and March, respectively.

Issuance of shares pursuant to incentives earned

During January 2015 and March 2015, the Company issued an aggregate of 231,788 shares to employees in settlement of incentives earned. The shares were issued between $2.16 and $2.53 per share. The Company recorded an additional $70 in stock compensation expense related to the issuance of these common shares.

Issuance of shares upon restructuring of debt

During January 2015, the Company issued 100,000 shares of common stock to a related party for the restructuring of notes payable. The shares were issued at $2.92 per share and were valued at $292.

Issuance of shares upon settlement of accounts payable

During March 2015, the Company issued 300,000 shares of common stock to a third party for settlement of accounts payable. The shares were issued at $2.16 per share and were valued at $648.

Issuance of shares pursuant to the payment of contingent consideration

During January 2015, the Company issued 79,853 shares of common stock to HighWire for the payment of contingent consideration owed per the purchase agreement. The shares were issued at $3.83 per share for a fair value of $306.

Issuance of shares to third party

During January 2015, the Company issued 1,961 shares of common stock to the Ian Gist Cancer Research Fund. The shares were issued at $2.53 per share and were valued at $5.

10. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2015	1,373,987	$5.67
Granted	216,000	2.67
Vested	(29,000)	5.19
Forfeited/Cancelled	-	-
Outstanding at March 31, 2015	1,560,987	$5.26

For the three month period ended March 31, 2015, the Company incurred $1,323, in stock compensation expense from the issuance of common stock to employees and consultants compared to $183 in the same period of 2014.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Options

There were no options granted during the three months ended March 31, 2015.

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2015:

		Weighted Average
	Shares		Remaining Contractual	Aggregate Intrinsic
	Underlying	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2015	175,000	$3.72	7.29	$140
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2015	175,000	$3.72	7.05	$266
Exercisable at March 31, 2015	150,000	$3.72	9.55	$228

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2015 and December 31, 2014 of $2.20 and $2.92, respectively.

11. RELATED PARTIES

At March 31, 2015 and December 31, 2014, the Company had outstanding the following loans from related parties:

	March 31,	December 31,
	2015	2014

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured	$597	$597
Promissory note issued to Mark Munro 1996 Remainder UniTrust, 3% interest, maturing on January 1, 2018, unsecured	475	575
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured	375	375
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured	1,337	1,337
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured	2,650	2,650
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on July 1, 2016, unsecured, net of debt discount of $3,211 and $2,232, respectively	3,264	4,243
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $1,919	2,455	2,645
Promissory notes issued to Forward Investments, LLC, 6.5% interest, maturing on July 1, 2016, unsecured, net of debt discount of $246	144	-
Former owner of IPC, unsecured, 8% interest, due May 30, 2016	6,255	6,255
Former owner of IPC, unsecured, 15% interest, due on demand	100	100
Former owner of Nottingham, unsecured, 8% interest, maturing on May 30, 2016	250	250
	17,902	19,027
Less: current portion of debt	(100)	(7,238)
Long-term portion of notes payable, related parties	$17,802	$11,789

The interest expense associated with the related-party notes payable in the three months ended March 31, 2015 and 2014 was $506 and $279, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Related Party Promissory Note Payable Restructuring

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis LLC, a company in which Mark Munro, the Company’s Chairman of the Board and Chief Executive Officer, and Mark Durfee, a director of the Company, are principals, in the amount of $3,925, and accrued interest thereon in the amount of $964, was restructured and, in lieu thereof, the Company issued to the principals of MMD Genesis LLC or their designees the following notes:

●	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $347 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Mark Munro in the principal amount of $737 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575 that bears interest at the rate of 12% per annum and matures on March 31, 2016;

●	a note issued to Forward Investments, LLC, the beneficial owner of more than 10% of the Company’s common stock, in the principal amount of $650 that bears interest at the rate of 10% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share; and

●	a note issued to Forward Investments, LLC in the principal amount of $2,825 that bears interest at the rate of 2% per annum, matures on June 30, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share, and reflects certain penalties and consulting fees of $1,000 which were incurred and outstanding as of December 31, 2013.

On February 25, 2015 and March 2, 2015, certain of the aforementioned notes were restructured. Refer to the restructuring paragraphs noted later within this footnote for further details.

Promissory Notes to the Mark Munro 1996 Charitable Remainder UniTrust

On May 7, 2014, the Company issued a promissory note to the Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $300 that bears interest at the rate of 18% per annum and matures on March 31, 2016.

On February 10, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $100 of the January 1, 2014 notes into 42,553 shares of the Company’s common stock. Refer to Note 9 for further detail.

This note was restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs noted later within this footnote for further details.

Related Party Promissory Notes to CamaPlan FBO Mark Munro IRA

On July 8, 2014, the Company issued a promissory note to the CamaPlan FBO Mark Munro IRA in the principal amount of $200 that bears interest at the rate of 18% per annum and matures on March 31, 2016. This note was restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs noted later within this footnote for further details.

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

These notes were restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs noted later within this footnote for further details.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These notes were restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs noted later within this footnote for further details.

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

These notes were restructured as part of the March 4, 2015 Forward Investments, LLC note restructuring agreement. Refer to the restructuring paragraphs noted later within this footnote for further details.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Restructuring of Related Party Promissory Notes Issued in 2013

On February 25, 2015, the Company restructured the terms of certain related-party promissory notes and term loans issued to Mark Munro, Cama Plan FBO Mark Munro IRA, 1112 Third Ave. Corp., the Mark Munro 1996 Charitable Remainder Trust and Pascack Road, LLC in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Mark Munro in the aggregate principal amount of $637 had the interest rates reduced from 12% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	notes issued to CamaPlan FBO Mark Munro IRA in the aggregate principal amount of $397 had the interest rates reduced from 12% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	a note issued to 1112 Third Avenue Corp. in the principal amount of $375 had the interest rate reduced from 12% to 3% per annum and the maturity date extended from March 31, 2016 to January 1, 2018;

●	notes issued to Mark Munro 1996 Charitable Remainder UniTrust in the aggregate principal amount of $275 had the interest rates reduced from 12% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018; and

●	notes issued to Pascack Road, LLC in the aggregate principal amount of $1,575 had the interest rate reduced from 12% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018.

In consideration for such restructuring, the Company issued to Mark Munro 63,700 shares of unregistered common stock, the CamaPlan FBO Mark Munro IRA 39,690 shares of unregistered common stock, 1112 Third Avenue Corp. 87,500 shares of unregistered common stock, the Mark Munro 1996 Charitable Remainder UniTrust 27,500 shares of unregistered common stock and Pascack Road, LLC 157,500 shares of unregistered common stock. The Company recorded a loss on modification of debt of $798 on the unaudited condensed consolidated statement of operations as of March 31, 2015 related to the consideration given to the debt holders.

Restructuring of Related Party Promissory Notes Issued in 2014

On February 25, 2015, the Company restructured the terms of certain related-party promissory notes and term loans issued to Mark Munro, Cama Plan FBO Mark Munro IRA, 1112 Third Ave. Corp., the Mark Munro 1996 Charitable Remainder Trust and Pascack Road, LLC in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Mark Munro in the aggregate principal amount of $700 had the interest rates reduced from 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	notes issued to CamaPlan FBO Mark Munro IRA in the aggregate principal amount of $200 had the interest rates reduced from 12% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	notes issued to Mark Munro 1996 Charitable Remainder UniTrust in the aggregate principal amount of $300 had the interest rates reduced from 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018; and

●	notes issued to Pascack Road, LLC in the aggregate principal amount of $1,075 had the interest rate reduced from 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018.

In consideration for such restructuring, the Company issued to Mark Munro 95,600 shares of unregistered common stock, the CamaPlan FBO Mark Munro IRA 41,600 shares of unregistered common stock, the Mark Munro 1996 Charitable Remainder UniTrust 62,400 shares of unregistered common stock and Pascack Road, LLC 223,600 shares of unregistered common stock. The Company recorded a loss on extinguishment of debt of $1,159 on the unaudited condensed consolidated statement of operations as of March 31, 2015 related to the consideration given to the debt holders.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Due to the embedded conversion feature of the Forward Investments, LLC loans, the Company deemed this feature to be a derivative and recorded a debt discount in the amount of $8,860, which is being amortized over the life of the loans using the effective interest method. Refer to Note 7 Derivative Instruments for further detail on the Forward Investments derivative.

These working capital loans were restructured as part of the March 4, 2015 Forward Investments, LLC note restructuring agreement. Refer to the restructuring paragraphs noted later within this footnote.

Restructuring of Forward Investments, LLC Promissory Notes and Working Capital Loan

On March 4, 2015, the Company restructured the terms of certain promissory notes issued by it to a related party investor, Forward Investments, LLC, in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $3,650 that bear interest at the rate of 10% per annum, had the maturity date extended from June 30, 2015, to July 1, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $2,825 that bears interest at the rate of 2% per annum, had the maturity date extended from June 30, 2015, to July 1, 2016; and

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $2,645 were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum, had the maturity date extended by approximately three years to January 1, 2018, and are convertible at an initial conversion price of $6.36 per share until the Convertible Debentures are repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein.

In connection with such restructuring, Forward Investments, LLC agreed to lend to the Company an amount substantially similar to the accrued interest the Company owed to Forward Investments, LLC on the restructured notes. In consideration for such restructuring and additional payments made by Forward Investments, LLC to the Company, the Company issued to Forward Investments, LLC an additional convertible note equal to $1,730 with an interest rate of 3% per annum, a maturity date of January 1, 2018, and an initial conversion price of $6.36 per share until the Convertible Debentures are repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein, and provided Forward Investments, LLC the option to lend the Company an additional $8,000 in the form of convertible notes similar to the existing convertible notes of the Company issued to Forward Investments, LLC. The convertible note was issued to Forward Investments, LLC as an incentive to restructure the above-mentioned notes and resulted in the Company recording a loss on modification of debt of $1,508 on the unaudited condensed consolidated statement of operations as of March 31, 2015.

As part of the restructuring, Forward Investments, LLC agreed to convert $390 of accrued interest on the above-mentioned loans to a new note bearing interest at 6.5%, which matures on July 1, 2016.

In conjunction with the extension of the 2% and 10% convertible notes, the Company recorded an additional $1,916 of debt discount at the date of the restructuring. Refer to Note 7 for detail on the additional debt discount related to the restructuring.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2015, there was no amount outstanding under the related party revolving line of credit.

Convertible Promissory Note to Frank Jadevaia

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. As part of the purchase price for the acquisition, the Company issued a convertible promissory note to Frank Jadevaia, the current President of the Company, in the original principal amount of $6,255. The convertible promissory note accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder was due and payable on December 31, 2014.  At the election of Mr. Jadevaia, the convertible promissory note is convertible into shares of the Company's common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events).  The Company can elect to force the conversion of the convertible promissory note if the Company’s common stock is trading at a price greater than or equal to $16.99 for ten consecutive trading days.

On December 31, 2014, the Company and Mr. Jadevaia agreed to a modification of the convertible promissory note. The terms of the convertible promissory note were extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Jadevaia 100,000 shares of common stock.

Convertible Promissory Note to Scott Davis

On July 1, 2014, the Company issued an unsecured $250 convertible promissory note to Scott Davis, who is a related party. The note bears interest at the rate of 8% per annum, originally matured on January 1, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.59. The note is currently outstanding and payable on demand. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

On March 25, 2015, the Company and Mr. Davis agreed to a modification of the convertible promissory note. The term of the note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Davis 22,222 shares of common stock.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

12. SEGMENTS

The Company has acquired three material companies since January 1, 2014.  With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues.   Due to continued expansion, the Company evaluated its recent acquisitions and their impact upon the existing segment structure. As of December 31, 2014, the Company operated within four operating segments which were aggregated into three reportable segments. During the quarter ended March 31, 2015, the Company determined that its activities within the cloud services operating segment were of a material nature to the Company as a whole and had different margins than the other components of the managed services segment. As such, the Company determined that the cloud services and managed services segments should be presented separately within the unaudited condensed consolidated financial statements. As of March 31, 2015, the Company determined that it has four reportable segments: applications and infrastructure, professional services, managed services, and cloud services.

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments.  The reporting segments represent an aggregation of individual operating segments with similar economic characteristics.  The applications and infrastructure operating segment is an aggregation of the component operations of Tropical, RM Leasing, T N S and the AWS Entities.  The professional services operating segment is an aggregation of the operations of the ADEX Entities. The managed services operating segment is primarily comprised of the operations of IPC and RentVM. The cloud services operating segment is comprised of the operations of VaultLogix.

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

Segment information relating to the Company’s results of continuing operations was as follows:

	Three months ended March 31,
Revenues	2015	2014
Applications and infrastructure	$4,730	$3,876
Professional services	6,864	4,943
Managed services	6,644	5,256
Cloud services	2,755	-
Total	$20,993	$14,075

Gross Profit	Three months ended March 31,
	2015	2014
Applications and infrastructure	$1,197	$1,673
Professional services	1,453	957
Managed services	2,418	1,304
Cloud services	2,307	-
Total	$7,375	$3,934

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Operating Income (Loss) by Segment	Three months ended March 31,
	2015	2014
Applications and infrastructure	$(121)	$577
Professional services	(83)	(476)
Managed services	(380)	(1,175)
Cloud services	343	-
Corporate	(2,908)	(1,657)
Total	$(3,149)	$(2,731)

Interest Expense	Three months ended March 31,
	2015	2014
Applications and infrastructure	$8	$20
Professional services	-	1
Managed services	-	-
Cloud services	511	-
Corporate	3,141	3,256
Total	$3,660	$3,277

Total Assets by Segment

	March 31, 2015	December 31, 2014
		(Revised)
Applications and infrastructure	$18,871	$19,517
Professional services	18,419	19,526
Managed services	34,041	38,352
Cloud services	40,765	41,628
Corporate	1,617	2,334
Total	$113,713	$121,357

Goodwill

	March 31, 2015	December 31, 2014
		(Revised)
Applications and infrastructure	$6,906	$6,906
Professional services	9,257	9,257
Managed services	18,402	20,842
Cloud services	23,349	23,349
Total	$57,914	$60,354

Revenues by Segment by Geographic Region	Three months ended March 31, 2015
	Domestic	Foreign	Total
Applications and infrastructure	$4,317	$413	$4,730
Professional services	6,816	48	6,864
Managed services	6,644	-	6,644
Cloud services	2,581	174	2,755
Total	$20,358	$635	$20,993

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Revenues by Segment by Geographic Region	Three months ended March 31, 2014
	Domestic	Foreign	Total
Applications and infrastructure	$3,085	$791	$3,876
Professional services	4,901	42	4,943
Managed services	5,256	-	5,256
Total	$13,242	$833	$14,075

Gross Profit by Segment by Region	Three months ended March 31, 2015
	Domestic	Foreign	Total
Applications and infrastructure	$1,143	$54	$1,197
Professional services	1,438	15	1,453
Managed services	2,418	-	2,418
Cloud services	2,161	146	2,307
Total	$7,160	$215	$7,375

Gross Profit by Segment by Region	Three months ended March 31, 2014
	Domestic	Foreign	Total
Applications and infrastructure	$1,335	$338	$1,673
Professional services	948	9	957
Managed services	1,304	-	1,304
Total	$3,587	$347	$3,934

Operating Income (Loss) by Segment by Region	Three months ended March 31, 2015
	Domestic	Foreign	Total
Applications and infrastructure	$(129)	$8	$(121)
Professional services	(96)	13	(83)
Managed services	(380)	-	(380)
Cloud services	197	146	343
Corporate	(2,908)	-	(2,908)
Total	$(3,316)	$167	$(3,149)

Operating Income (Loss) by Segment by Region	Three months ended March 31, 2014
	Domestic	Foreign	Total
Applications and infrastructure	$288	$289	$577
Professional services	(480)	4	(476)
Managed services	(1,175)	-	(1,175)
Corporate	(1,657)	-	(1,657)
Total	$(3,024)	$293	$(2,731)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

13. SUBSEQUENT EVENTS

On April 7, 2015, the Company entered into an Exchange Agreement (“31 Exchange Agreement”) with 31 Group LLC, whereby the Company exchanged the warrant previously issued to 31 Group LLC on October 8, 2014 for 1,146,977 shares of the Company’s common stock. In addition, the Company exchanged two warrants previously issued to 31 Group, LLC on each of April 15, 2014 and July 1, 2014, for two new warrants, each of which are identical to the previous warrants issued, except that the exercise price of such new warrants is $5.00 per share, subject to equitable adjustments as set forth therein. Pursuant to the 31 Exchange Agreement, on July 1, 2015, the Company is obligated to pay 31 Group LLC a cash make-whole amount, if any, equal to the greater of (a) zero (0) and (b) the difference of (i) $5,175 less (ii) the product of (x) the Exchange Share Amount (as defined in the 31 Exchange Agreement) and (y) the quotient of (A) the sum of each of the 30 lowest daily volume weighted average prices of the Company’s common stock during the period commencing on, and including, April 8, 2015 and ending, and including, June 30, 2015, divided by (B) 30. As part of the 31 Exchange Agreement, the registration rights agreement previously entered into between the Company and 31 Group LLC in October 2014 was terminated.

On April 7, 2015, the Company entered into a separate Exchange Agreement (the “CVI Exchange Agreement”) with Capital Ventures International (“CVI”), whereby the Company exchanged the warrant previously issued to CVI on October 20, 2014 for 15,826 shares of the Company’s common stock. Pursuant to the CVI Exchange Agreement, on July 1, 2015, the Company is obligated to pay CVI a cash make-whole amount, if any, equal to the greater of (a) zero (0) and (b) the difference of (i) $53 less (ii) the product of (x) the Exchange Share Amount (as defined in the CVI Exchange Agreement) and (y) the quotient of (A) the sum of each of the 30 lowest daily volume weighted average prices of the Company’s common stock during the period commencing on, and including, April 8, 2015 and ending, and including, June 30, 2015, divided by (B) 30. As part of the CVI Exchange Agreement, the registration rights agreement previously entered into between the Company and CVI in October 2014 was terminated.

On April 10, 2015, the Company issued 793,030 shares of common stock at a fair value of $1.98 to settle $500 in accrued earn out and other considerations due to the sellers of AW Solutions. The $500 in earn out considerations was originally payable in cash. Included in the 793,030 shares of common stock issued was 540,505 shares issued to compensate the sellers of AW Solutions for accepting a non-cash payment of the earn out considerations. The Company recorded a loss on settlement of contingent consideration of $1,070 related to this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed on March 23, 2015 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

As of March 31, 2014, we evaluated our reporting segments and determined that we operated in three reportable segments, applications and infrastructure, professional services and cloud and managed services. With the acquisition of VaultLogix in the fourth quarter of 2014, we evaluated our reporting segments and determined that we operate in four reportable segments, applications and infrastructure, professional services, managed services, and cloud services.  The applications and infrastructure operating segment is an aggregation of the component operations of RM Leasing, T N S and the AWS Entities. On January 1, 2015, we merged the operations of Tropical into the operations of AWS.  The professional services operating segment is an aggregation of the operations of the ADEX entities. The managed services operating segment is primarily comprised of the operations of IPC. On January 1, 2015, we merged the operations of RentVM with the operations of IPC. The cloud services operating segment is comprised of the operations of VaultLogix.

Due to the addition of the cloud services segment in 2015, certain comparative percentages mentioned below in our Results of Operations for the three months ended March 31, 2014 may not be meaningful (N/M).

Results of Operations – Three months ended March 31, 2015 and 2014

Revenues:

	Three months ended March 31,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$4,730	$3,876	$854	22%
Professional services	6,864	4,943	1,921	39%
Managed services	6,644	5,256	1,388	26%
Cloud services	2,755	-	2,755	N/M
Total	$20,993	$14,075	$6,918	49%

Revenues for the three-month period ended March 31, 2015 increased by $6.9 million, or 49%, to $21.0 million, as compared to $14.1 million for the corresponding period in 2014. The increases in revenues resulted primarily from our acquisitions included in our cloud services segment and increased revenue in our managed services segment. During the three-month period ended March 31, 2015, 32% of our revenue was derived from the managed services segment, 33% from our professional services segment, 23% from our applications and infrastructure segment and 13% from our cloud services segment. During the three-month period ended March 31, 2014, 37% of our revenue was derived from the managed services segment, 35% from our professional services segment and 28% from our applications and infrastructure segment. Revenues from our cloud segment and the maintenance revenue from our managed services segment tends to be recurring in nature. Such recurring revenue was $5.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

Cost of revenue and gross margin:

(dollar amounts in thousands)	Three months ended March 31,		Change
Applications and infrastructure	2015	2014	Dollars	Percentage
Cost of revenue	$3,533	$2,203	$1,330	60%
Gross profit	$1,197	$1,673	$(476)	-28%
Gross profit percentage	25%	43%

Professional services
Cost of revenue	$5,411	$3,986	$1,425	36%
Gross profit	$1,453	$957	$496	52%
Gross profit percentage	21%	19%

Managed services
Cost of revenue	$4,226	$3,952	274	7%
Gross profit	$2,418	$1,304	1,114	85%
Gross profit percentage	36%	25%

Cloud services
Cost of revenue	$448	$-	448	N/M
Gross profit	$2,307	$-	2,307	N/M
Gross profit percentage	84%	N/M

Total
Cost of revenue	$13,618	$10,141	$3,477	34%
Gross profit	$7,375	$3,934	$3,441	87%
Gross profit percentage	35%	28%

Cost of revenue for the three-month periods ended March 2015 and 2014 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $3.5 million, or 34%, for the three-month period ended March 31, 2015 was primarily attributable increased cost of revenue in our applications and infrastructure segment. This resulted from less revenue from the architecture and engineering services that historically have higher gross margins. Costs of revenue as a percentage of revenues was 65% for the three-month period ended March 31, 2015, as compared to 72% for the same period in 2014.

Our gross profit percentage was 35% for the three-month period ended March 31, 2015, as compared to 28% for the comparable period in 2014. The overall increase in gross profit percentage was due to increased margins within our cloud segment. The cloud segment business was acquired in October 2014.

Salaries and wages:

	Three months ended March 31,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$506	$465	$41	9%
Percentage of total revenue	2%	3%

Professional services	$1,049	$939	$110	12%
Percentage of total revenue	5%	7%

Managed services	$1,837	$1,973	$(136)	-7%
Percentage of total revenue	9%	14%

Cloud services	$668	$-	$668	N/M
Percentage of total revenue	24%	N/M

Corporate	$1,649	$183	$1,466	801%
Percentage of total revenue	8%	1%

Total	$5,709	$3,560	$2,149	60%
Percentage of total revenue	27%	25%

For the three-month period ended March 31, 2015, salaries and wages increased $2.1 million to $5.7 million as compared to approximately $3.6 million for the same period in 2014. The increase is primarily due to increased personnel associated with our cloud segment. Salaries and wages increased in corporate expenses for the three months ended March 31, 2015 compared to the same period in 2014, primarily as a result of stock-based compensation of $1.3 million in 2015 compared to $0.2 million in the same period in 2014. Also, the increase can be attributed to increased personnel as we increased our cloud-focused operations. Salaries and wages were 27% of revenue in the three-month period ended March 31, 2015, as compared to 25% for the same period in 2014. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three months ended March 31,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$511	$426	$85	20%
Percentage of total revenue	2%	3%

Professional services	$416	$397	$19	5%
Percentage of total revenue	2%	3%

Managed services	$275	$291	$(16)	-5%
Percentage of total revenue	1%	2%

Cloud services	$555	$-	$555	N/M
Percentage of total revenue	20%	N/M

Corporate	$1,625	$1,473	$152	10%
Percentage of total revenue	8%	10%

Total	$3,382	$2,587	$795	31%
Percentage of total revenue	16%	18%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $0.8 million, or 31%, to $3.4 million in the three-month period ended March 31, 2015, as compared to $2.6 million in the comparable period of 2014. The increase was primarily the result of acquisitions, as well as increased accounting and legal expenses. General and administrative expenses decreased to 16% of revenues in the three-month period ended March 31, 2015, from 18% in the comparable period in 2014.

Interest Expense:

Interest expense for the three-month period ended March 31, 2015 and 2014 was $3.7 million and $3.3 million, respectively. The increase in interest expense primarily resulted from an increase in outstanding debt. The expense incurred in the 2015 period primarily related to interest expense of $1.6 million related to the related-party loans and third-party loans, $1.8 million of amortization of debt discounts and $0.3 million related to amortization of loan costs.  In the 2014 period, the majority of interest charges were related to the debt that has since been repaid.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $10.4 million for three-month period ended March 31, 2015, as compared to net income attributable to common stockholders of $10.3 million for the three months ended March 31, 2014. The increase in net loss attributable to common stockholders was due to a decrease in the net gain associated with the fair value of derivative instruments of $20.0 million. The net gain was $1.0 million in the first quarter of 2015 compared to $21.0 million in the comparable period of 2014. Additionally, gross profit for the first quarter increased $3.4 million compared to the first quarter of 2014 and salaries and wage expense and general and administrative expense increased $2.9 million.

Liquidity and Capital Resources

At March 31, 2015, we had a working capital deficit of $8.2 million, as compared to a working capital deficit of $13.0 million at December 31, 2014.

We have been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud segment of our business. As a result, we have generated losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through June 30, 2016, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level which more appropriately matches then-current revenue and expense levels. We are also evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related party debt by converting such debt into common shares. Our management believes that these actions will enable us to meet our liquidity requirements through June 30, 2016. There is no assurance that we will be successful in any capital raising efforts that we may undertake to fund operations during 2015 and 2016.

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

We had capital expenditures of $88 thousand and $84 thousand for the three-month periods ended March 31, 2015 and 2014, respectively.  We expect our capital expenditures for the 12 months ending March 31, 2016 to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment.  We expect to fund such capital expenditures out of our working capital.

On March 20, 2015, we entered into a sale of accounts and security agreement with a financial institution to establish a sale of accounts facility. The transaction was subject to certain customary closing conditions. Currently, the closing conditions have not been met.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

	Three months ended March 31,
(dollar amounts in thousands)	2015	2014
Net cash provided by (used in) operations	$1,510	$(3,276)
Net cash used in investing activities	(488)	(12,199)
Net cash (used in) provided by financing activities	(1,722)	1,564

Net cash provided by operating activities for the three months ended March 31, 2015 was $1.5 million, which included $1.3 million in stock compensation charges and the issuance of shares for services, charges related to amortization of debt discount and deferred issuance costs of $1.9 million, gains on the fair value of derivative liabilities of $1.0 million, losses on extinguishment of debt and debt restructuring charges of $4.2 million, and changes in accounts receivable, inventory, other assets, and accounts payable and accrued expenses of $3.7 million.

Net cash used in investing activities for the three months ended March 31, 2015 was $0.5 million. This consisted primarily of the issuance of notes receivable and capitalization of software development costs.

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2015. This consisted primarily of repayments of notes and loans payable.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Pending Litigation

Except as discussed below, there have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On November 3, 2014, the United States District Court for the District of New Jersey issued an order appointing Robbins Geller Rudman & Dowd LLP as lead plaintiffs’ counsel and Cohn Lifland Pearlman Herrmann & Knopf LLP as liaison counsel for the pending actions. The lead filed an amended complaint in January 2015 adding additional third-party defendants. We filed a motion to dismiss the amended complaint in late January 2015 and the plaintiffs filed a second amended complaint in early March 2015. We filed a motion to dismiss the second amended complaint on March 13, 2015. Our motion to dismiss was heard by the Court on May 4, 2015. The Court’s decision is pending.

SEC Subpoenas

On May 21, 2014, we received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to us as part of an investigation as to whether certain investor relations firms and their clients engaged in market manipulation. The subpoena and accompanying letter did not indicate whether we are, or are not, under investigation. Between May 2014 and April 2015, we produced documents in response to that subpoena and several additional subpoenas received from the SEC in connection with that matter and provided testimony to the SEC.

In May 2015, we received information from the SEC that they are continuing an investigation of the company and certain of our current and former officers, consultants of the company and others, of “possible violation[s]” of Section 17(a) of the Securities Act and Sections 9(a) and 10(b) of the Exchange Act and the rules of the SEC thereunder in the offer or sale of securities and certain other matters with respect to which the SEC claims it has information, including the possible market manipulation of our securities dating back to January 2013.  Based upon our internal investigations, we do not believe either our company or any of our current or former officers or directors engaged in any activities that violated applicable securities laws. We intend to continue to work with the staff of the SEC towards a resolution and to supplement our disclosure regarding the SEC’s investigation accordingly.

We are unaware of the scope or timing of the SEC’s investigation. As a result, we do not know how the SEC investigation is proceeding, when the investigation will be concluded, or what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of its investigation. We are seeking to cooperate with the SEC in its investigation.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Since January 1, 2015, we have issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

All dollar amounts presented below are in thousands, except share and per share data.

On January 8, 2015, we issued 79,853 shares of common stock in consideration of consulting services, which shares were valued at $2.83 per share.

On January 22, 2015, we issued 100,000 shares of common stock to a related-party note holder in consideration of extending the terms of the note, which shares were valued at $2.38 per share.

On January 27, 2015, we issued an aggregate of 127,000 shares of common stock to four of our employees under our 2012 Incentive Compensation Plan, which shares were valued at $2.53 per share.

On January 27, 2015, we issued an aggregate of 83,698 shares of common stock to four related party note holders in settlement of outstanding accrued interest payments in the amount of $310, which shares were valued at $2.53 per share.

On January 27, 2015, we issued an aggregate of 129,216 shares of common stock in consideration of consulting services, which shares were valued at $2.53 per share.

On January 27, 2015, we issued an aggregate of 33,937 shares of common stock to two former owners of TNS for settlement of the earn-out and other considerations, which shares were valued at $2.53 per share.

On January 27, 2015, we issued 1,961 shares of common stock to a charitable organization, which shares were valued at $2.53 per share.

On February 10, 2015, we issued 42,553 shares of common stock upon conversion of $100 principal amount of related party promissory notes, which shares were valued at $2.76 per share.

On February 13, 2015, we issued an aggregate of 89,000 shares of common stock to thirty-two of our employees under our 2012 Incentive Compensation Plan.

On February 13 2015, we issued 10,870 shares of common stock in consideration of consulting services, which shares were valued at $2.87 per share.

On March 3, 2015, we issued an aggregate of 799,090 shares of common stock upon restructuring of $14,654 aggregate principal amount of related party promissory notes and interest thereon in the amount of $611, which shares were valued at $2.45 per share.

On March 25, 2015, we issued an aggregate of 69,646 shares of common stock to two former owners of TNS for settlement of incentives earned, which shares were valued at $2.16 per share.

On March 25, 2015, we issued 128,205 shares of common stock to an employees for settlement of incentives earned, which shares were valued at $2.16 per share.

On March 25, 2015, we issued 7,500 shares of common stock in consideration of consulting services, which shares were valued at $2.16 per share.

On March 25, 2015, we issued an aggregate of 60,810 shares of common stock to three related-party note holders in settlement of outstanding accrued interest payments in the amount of $131, which shares were valued at $2.16 per share.

On March 25, 2015, we issued 22,222 shares of common stock to a related-party note holder in consideration of extending the term of the note, which shares were valued at $2.16 per share.

On March 25, 2015, we issued 300,000 shares of common stock in consideration of services performed, which shares were valued at $2.16 per share.

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

INTERCLOUD SYSTEMS, INC.

May 15, 2015	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

