Form 10-Q
period 2015-06-30
INTERCLOUD SYSTEMS, INC.
filed 2015-08-12
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,694,330 shares of common stock were issued and outstanding as of August 7, 2015.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 23, 2015, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of recent and future acquisitions;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our competitors developing the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

●	we may incur goodwill and intangible asset impairment charges, which could harm our profitability

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

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2015	2014
		(Revised)
ASSETS
Current Assets:
Cash	$5,274	$5,470
Accounts receivable, net of allowances of $1,281 and $1,545, respectively	17,200	19,421
Inventories, net	1,084	1,031
Deferred loan costs	-	1,278
Loan receivable	700	300
Other current assets	374	1,448
Total current assets	24,632	28,948

Property and equipment, net	2,592	2,210
Goodwill	57,914	57,914
Intangible assets, net	30,795	33,699
Other assets	96	146
Total assets	$116,029	$122,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,426	$19,017
Deferred revenue	3,913	3,601
Income taxes payable	645	728
Bank debt, current portion	191	252
Notes, related parties	6,055	7,238
Contingent consideration	1,873	2,725
Derivative financial instruments	411	18
Term loans, current portion, net of debt discount	7,810	8,387
Total current liabilities	37,324	41,966

Long-term Liabilities:
Long-term deferred revenue	10	79
Bank debt, net of current portion	-	53
Notes, related parties, net of current portion	11,684	11,789
Deferred income taxes	1,286	2,583
Term loans, net of current portion and debt discount	26,712	26,993
Long term contingent consideration	-	823
Derivative financial instruments	6,739	2,391
Total long-term liabilities	46,431	44,711

Total liabilities	83,755	86,677

Commitments and contingencies

Stockholders' equity:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 25,454,504 and 17,910,081 issued and 25,040,659 and 17,909,231 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	3	2
Common stock warrants, no par	1,952	2
Treasury stock, at cost - 413,845 and 850 shares, respectively	-	-
Additional paid-in capital	111,508	92,745
Accumulated deficit	(81,568)	(56,738)
Total InterCloud Systems, Inc. stockholders' equity	31,895	36,011
Non-controlling interest	379	229
Total stockholders' equity	32,274	36,240

Total liabilities, non-controlling interest and stockholders’ equity	$116,029	$122,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
				(Revised)

Service revenue	$18,119	$12,926	$35,208	$22,802
Product revenue	4,127	4,912	8,031	9,111
Total revenue	22,246	17,838	43,239	31,913
Cost of revenue	15,609	12,168	29,227	22,309
Gross profit	6,637	5,670	14,012	9,604

Operating expenses:
Depreciation and amortization	1,623	868	3,373	1,386
Salaries and wages	8,872	4,090	14,581	7,650
Selling, general and administrative	2,984	3,045	6,366	5,632
Change in fair value of contingent consideration	-	-	(370)	-
Total operating expenses	13,479	8,003	23,950	14,668

Loss from operations	(6,842)	(2,333)	(9,938)	(5,064)

Other income (expenses):
Change in fair value of derivative instruments	(1,221)	1,813	(196)	22,791
Loss on settlement of contingent consideration	(152)	-	(205)	-
Interest expense	(2,411)	(3,358)	(6,071)	(6,634)
Loss on conversion of debt	(1,096)	(1,373)	(1,113)	(1,679)
Loss on extinguishment of debt	(1,753)	(4,513)	(2,960)	(9,948)
Loss on modification of debt	-	-	(2,991)	(2,385)
Loss on exchange of shares	(2,331)	-	(2,331)	-
Other (expense) income	(74)	9	(99)	9
Total other income (expense)	(9,038)	(7,422)	(15,966)	2,154

Loss from operations before benefit from income taxes	(15,880)	(9,755)	(25,904)	(2,910)

(Benefit from) provision for income taxes	(1,367)	190	(1,224)	(3,366)

Net (loss) income from operations	(14,513)	(9,945)	(24,680)	456

Net income (loss) attributable to non-controlling interest	37	(20)	(150)	(73)

Net (loss) income attributable to InterCloud Systems, Inc. common stockholders	$(14,476)	$(9,965)	$(24,830)	$383

Basic (loss) income per share attributable to InterCloud Systems, Inc. common stockholders:	$(0.69)	$(0.82)	$(1.30)	$0.04

Diluted loss per share attributable to InterCloud Systems, Inc. common stockholders:	$(0.69)	$(0.96)	$(1.30)	$(1.91)

Basic weighted average common shares outstanding	20,883,458	12,199,393	19,056,275	10,832,103
Diluted weighted average common shares outstanding	20,883,458	12,265,746	19,056,275	11,754,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			Common Stock				Additional		Non-
	Common Stock		Warrants		Treasury Stock		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2014	17,910,081	$2	190,609	$2	(850)	$-	$92,745	$(56,738)	$229	$36,240

Issuance of shares upon conversion of debt	2,249,599	1	-	-	-	-	5,509	-	-	5,510
Issuance of shares upon conversion of related party debt	294,302	-	-	-	-	-	844	-	-	844
Issuance of shares to non-employees for services	177,586	-	-	-	-	-	434	-	-	434
Issuance of shares to employees and directors for services	3,150,599	-	-	-	-	-	6,136	-	-	6,136
Issuance of shares upon extinguishment of debt	445,422	-	-	-	-	-	1,086	-	-	1,086
Issuance of shares upon modification of debt	375,890	-	-	-	-	-	920	-	-	920
Issuance of shares for settlement of interest	144,508	-	-	-	-	-	343	-	-	343
Issuance of shares upon restructuring of debt	100,000	-	-	-	-	-	292	-	-	292
Issuance of shares upon settlement of accounts payable	300,000	-	-	105	-	-	648	-	-	753
Issuance of shares for payout of incentives earned	162,142	-	-	-	-	-	374	-	-	374
Shares issued to third party	1,961	-	-	-	-	-	5	-	-	5
Issuance of shares for contingent consideration	555,409	-	-	-	-	-	1,457	-	-	1,457
Purchase of treasury shares	(112,995)	-	-	-	(112,995)	-	-	-	-	-
Return of shares and warrants issued upon settlement of accounts payable	(300,000)	-	-	(105)	(300,000)	-	(648)	-	-	(753)
Reclassification of warrants	-	-	-	546	-	-	-	-	-	546
Cancellation of warrants pursuant to bridge financing agreement	-	-	-	(546)	-	-	-	-	-	(546)
Issuance of warrants upon settlement of accounts payable	-	-	-	674	-	-	-	-	-	674
Issuance of warrants pursuant to bridge financing amendment	-	-	-	504	-	-	-	-	-	504
Re-issuance of warrants pursuant to bridge financing amendment	-	-	-	772	-	-	-	-	-	772
Reclassification of options granted	-	-	-	-	-	-	536	-	-	536
Fair value of lenders conversion premium	-	-	-	-	-	-	827	-	-	827
Net loss	-	-	-	-	-	-	-	(24,830)	150	(24,680)

Ending balance, June 30, 2015	25,454,504	$3	190,609	$1,952	(413,845)	$-	$111,508	$(81,568)	$379	$32,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the six months ended June 30,
	2015	2014
		(Revised)
Cash flows from operating activities:
Net (loss) income	$(24,680)	$456

Adjustments to reconcile net (loss) income from operations to net cash provided by (used in) operations:
Depreciation and amortization	3,373	1,386
Provision for bad debts	103	-
Amortization of debt discount and deferred debt issuance costs	3,037	4,404
Loss on disposal of equipment	14	-
Stock compensation for services	6,049	2,001
Issuance of shares to non-employees for services	434	-
Change in fair value of derivative instruments	196	(22,791)
Shares issued to third party	5	-
Loss on modification of debt	2,991	2,385
Deferred income taxes	(1,298)	(3,693)
Loss on conversion of debt	1,113	1,679
Loss on extinguishment of debt	2,960	9,948
Loss on exchange of shares	2,331	-
Loss on settlement of contingent consideration	205	-
Change in fair value of contingent consideration	(370)	-
Changes in operating assets and liabilities:
Accounts receivable	2,117	(5,263)
Inventory	(52)	(1,258)
Other assets	1,124	(577)
Deferred revenue	243	3,676
Accounts payable and accrued expenses	857	1,415
Net cash provided by (used in) operating activities	752	(6,232)

Cash flows from investing activities:
Purchases of equipment	(162)	(211)
Capitalization of software costs	(700)	-
Issuance of notes receivable	(400)	-
Consideration paid for acquisitions, net of cash received	-	(12,008)
Net cash used in investing activities	(1,262)	(12,219)

Cash flows from financing activities:
Settlement of contingent consideration	-	(1,779)
Proceeds from loans to third-parties	-	182
Repayments of bank borrowings	(115)	(82)
Repayments of notes and loans payable	(2,200)	(11,128)
Proceeds from notes and loans payable	2,654	10,801
Proceeds from related party borrowings	-	4,100
Repayment of related party borrowings	(25)	(3)
Exercise of public offering warrants	-	675
Net cash provided by financing activities	314	2,766

Net decrease in cash	(196)	(15,685)

Cash, beginning of period	5,470	17,867

Cash, end of period	$5,274	$2,182

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,152	$1,027
Cash paid for income taxes	$95	$18

Non-cash investing and financing activities:
Issuance of shares for settlement of warrants	$-	$900
Issuance of shares pursuant to settlement of acquisition notes	$-	$814
Issuance of shares pursuant to conversion of debt	$5,510	$8,126
Issuance of shares pursuant to modification of debt	$920	$-
Issuance of shares pursuant to extinguishment of debt	$1,086	$18,108
Issuance of shares pursuant to restructuring of debt	$292	$-
Issuance of shares upon conversion of related party debt	$844	$-
Issuance of shares pursuant to acquisitions	$-	$7,273
Additional note payable issued as part of related party debt modification	$1,728	$-
Addition to debt discount	$6,365	$7,034
Conversion of accrued interest to note payable	$390	$-
Issuance of shares for earn out provisions related to prior year acquisitions	$1,457	$-
Issuance of shares for settlement of interest	$343	$-
Issuance of warrants for settlement of accounts payable	$674	$-
Issuance of warrants pursuant to bridge financing agreement	$1,276	$-
Issuance of shares for payout of incentives earned	$374	$-

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

Since January 2014, the Company has completed the following material and other acquisitions:

●	Integration Partners-NY Corporation. In January 2014, the Company acquired Integration Partners-NY Corporation (“IPC”), a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises and telecommunications service providers.

●	RentVM, Inc. In February 2014, the Company acquired RentVM, Inc. (“RentVM”), a New Jersey-based provider of infrastructure-as-a-service (IaaS), platform-as-a-service (PaaS) and software-as-a-service (SaaS) technology to SMB, enterprise, and carrier customers across all major verticals. Iaas, Paas and Saas allow customers to run their applications on RentVM equipment without the customer purchasing capital equipment in a private, public, or hybrid cloud environment. RentVM expands the Company’s managed services capabilities by providing a software-defined data center (SDDC) platform to offer enterprise-grade cloud computing solutions.

●	Highwire Broadview Technologies, Inc. On April 1, 2014, the Company’s subsidiary, ADEX Corporation, acquired the assets of Broadview Technologies, Inc., DBA High Wire Networks (“High Wire”), a telecommunications infrastructure engineering firm based in Alabama.

●	Nottingham Enterprises LLC. In July 2014, the Company purchased a 40% interest of Nottingham Enterprises LLC (“Nottingham”), a reseller of telecommunications hardware.

●	VaultLogix, LLC. In October 2014, the Company acquired VaultLogix, LLC and certain related entities (“VaultLogix”), a leading provider of cloud backup services to nearly 10,000 businesses around the world. VaultLogix safeguards a wide range of enterprise-class operating systems and applications through its unique combination of encryption, block-level data duplication and compression. In addition, through its partner program, VaultLogix offers software branding, a robust partner portal and dedicated account management.

●	PCS Holding LLC. On December 1, 2014, the Company’s subsidiary, VaultLogix, purchased the assets of Axim Cloud (“Axim”). Axim sells Amazon web services, including cloud storage services.

●	Logical Link. On December 1, 2014, the Company’s subsidiary, AW Solutions LLC, acquired the assets of FRJ, LLC, DBA Logical Link (“Logical Link”), an Outside Plant (OSP) engineering company that specializes in field design and drafting of Wireline, Fiber & DAS deployments. Logical Link also performs construction and installation through subcontractors.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Liquidity

During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company suffered recurring losses from operations. At June 30, 2015 and December 31, 2014, the Company had stockholders’ equity of $32,274 and $36,240, respectively. The increase of $326 in the Company’s working capital from December 31, 2014 to June 30, 2015 was primarily the result of the restructuring of approximately $9,370 of related-party notes payable, as described in Note 11. Related Parties. This increase in working capital was partially offset by $6,055 in related-party notes payable becoming current notes payable as of June 30, 2015, $475 in amortization of deferred loan costs, $2,562 in amortization of debt discounts, and $1,074 in amortization of prepaid expenses.

On or prior to June 30, 2016, the Company has obligations relating to the payment of indebtedness as follows:

●	$6,051 related to term loans due on May 15, 2016;

●	$5,755 related to a promissory note held by a related party that is due on May 30, 2016;

●	$2,000 related to term loans that are payable in quarterly installments through June 2016;

●	$1,000 related to a term loan due on May 14, 2016;

●	$225 related to a promissory note held by a related party that is due on May 30, 2016;

●	$191 related to current payments due on bank loans; and

●	$75 related to a promissory note held by a related party that is due on demand.

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to June 30, 2016 from earnings from operations, including, in particular, the operations of VaultLogix, which was acquired in October 2014, and possibly from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segments of its business, which contributed to the losses from operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. During the six months ended June 30, 2015, the Company restructured the terms of certain related-party promissory notes and term loans which extended the maturity dates and reduced the interest rates accruing on such notes and loans. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity including the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through June 30, 2016. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

The unaudited condensed consolidated financial statements include the accounts of Nottingham Enterprises LLC (“Nottingham”), in which the Company owns an interest of 40%. Nottingham is a VIE because it meets the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 60% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 60% of Nottingham for a nominal amount and thus makes all significant decisions related to Nottingham even though it absorbs only 40% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 60% holder of Nottingham.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on March 23, 2015.

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

During the three months ended March 31, 2015, the Company re-evaluated its cloud services and managed services reportable segment. The Company concluded that, due to the material nature of the cloud services operating activities and the gross margins achieved within the managed services and cloud services operating segments, the cloud services segment should be presented separately within the unaudited condensed consolidated financial statements. As such, the Company concluded that it had four reportable segments as of June 30, 2015: applications and infrastructure, professional services, managed services, and cloud services.

The Company’s reporting units have been aggregated into one of four operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities, Tropical and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX entities. The Company’s third operating segment is managed services, which consists of the IPC and RentVM components and the fourth operating segment is cloud services, which consists of the VaultLogix component. The operating segments mentioned above constitute reporting segments.

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

The revenues of the Company’s professional services segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at June 30, 2015 and 2014, respectively.

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

IPC also generates revenue through the sale of a subscription-based cloud service to its customers. Revenue related to these customers is deferred until the services are performed.

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

Deferred Loan Costs

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the three months ended June 30, 2015 and 2014 was $152 and $522, respectively. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the six months ended June 30, 2015 and 2014 was $475 and $999, respectively.

Inventory

The inventory balance at June 30, 2015 and December 31, 2014 relates to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at lower of cost or market until sold. Inventory consisted of networking equipment that was purchased and not delivered to customers as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, respectively, the Company did not identify any indicators of impairment.

Commitments and Contingencies

In May 2015, the Company received information from the SEC that it is continuing an investigation of the Company and certain of its current and former officers, consultants of the Company and others, of “possible violation[s]” of Section 17(a) of the Securities Act of 1933, as amended (the “Securities Act”), and Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules of the SEC thereunder in the offer or sale of securities and certain other matters with respect to which the SEC claims it has information, including the possible market manipulation of the Company’s securities dating back to January 2013. Based upon the Company’s internal investigations, the Company does not believe either the Company or any of its current or former officers or directors engaged in any activities that violated applicable securities laws. The Company intends to continue to work with the staff of the SEC towards a resolution and to supplement its disclosure regarding the SEC’s investigation accordingly.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company adopted a formal stock option plan in December 2012. The Company issued options prior to the adoption of this plan, but the amount was not material. Historically, the Company has awarded stock grants to certain of its employees and consultants that did not contain any performance or service conditions. Compensation expense included in the Company’s unaudited condensed consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. When common stock is forfeited, the Company reverses any stock compensation expense and records the return of shares within treasury stock.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Net (Loss) Income Per Share

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

For the three and the six months ended June 30, 2015, the Company incurred losses related to the change in fair value of its derivative instruments as well as losses attributable to common stockholders and as such, there is no change between the weighted average common shares outstanding related to basic or diluted earnings per share.

The following sets forth the computation of diluted EPS for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014			Six months ended June 30, 2014
				(Revised)
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(9,965)	12,199,393	$(0.82)	$383	10,832,103	$0.04
Change in fair value of derivative instruments	(1,813)	-	-	(22,791)	-	-
Dilutive shares related to warrants	-	66,353	-	-	187,087	-
Dilutive shares related to 12% Convertible Debentures convertible feature	-	-	-	-	394,814	-
Dilutive shares related to Forward Investments, LLC convertible feature	-	-	-	-	340,336	-
Dilutive EPS	$(11,778)	12,265,746	$(0.96)	$(22,408.00)	11,754,340	$(1.91)

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented for the three or six months ended June 30, 2014, in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Warrants	1,783,712	415,609	1,783,712	415,609
Options	175,000	-	175,000	-
Convertible notes	2,830,835	1,415,684	2,830,835	397,602
Convertible debenture	6,403,577	1,271,481	6,403,577	-
	11,193,124	3,102,774	11,193,124	813,211

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
●

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 — Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that the Company used to measure different financial instruments at fair value.

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of June 30, 2015 and December 31, 2014, was estimated at $58,159 and $57,921, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as level 2.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 consisted of:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(dollar amounts in thousands)	(Level 1)	(Level 2)	(Level 3)
	June 30, 2015
Liabilities:
Warrant derivatives	$-	$-	$411
Long-term warrant derivatives	-	-	6,739
Contingent consideration	-	-	1,873

Total liabilities at fair value	$-	$-	$9,023

	December 31, 2014
Liabilities:
Warrant derivatives	$-	$-	$18
Long- term warrant derivatives	-	-	1,855
Contingent consideration	-	-	2,725
Long-term contingent consideration	-	-	823
Issuance of option shares	-	-	536

Total liabilities at fair value	$-	$-	$5,957

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2015 were as follows:

(dollar amounts in thousands)	Amount
Balance as of December 31, 2014	$5,957

Change in fair value of derivative	(1,025)
Settlement of contingent consideration	(306)
Change in fair value of contingent consideration	(370)
Fair value of conversion feature on date of issuance	2,230
Fair value of net settlement of accounts payable	721
Adjustment of derivative liability upon extinguishment of debt	2,600
Reclassification of options to equity	(536)
Reclassification of derivative warrants to equity	(546)
Balance as of March 31, 2015	$8,725

Settlement of contingent consideration	(1,001)
Change in fair value of derivative	1,221
Adjustment of derivative liability pursuant to exchange agreement	23
Fair value of lender default premium derivative on date of issuance	22
Adjustment of net settlement of accounts payable derivative due to cancellation of shares and warrants	80
Payment of accounts payable related to net settlement of accounts payable derivative liability	(225)
Fair value of net settlement of accounts payable	178
Balance as of June 30, 2015	$9,023

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Recent Accounting Pronouncements

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities. This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds. ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the unaudited condensed consolidated financial statements.

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

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the unaudited condensed consolidated financial statements and have not yet determined the method by which the Company will adopt the standard.

Reclassifications

Certain 2014 activities and balances were reclassified to conform to classifications used in the current period.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

2. ACQUISITIONS

Acquisition of IPC (Revised)

On January 2, 2014, the Company acquired IPC, a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises and telecommunications service providers. The purchase consideration for IPC was $21,153, which was paid with $13,451 in cash, common stock valued at $1,447, and a convertible note in the principal amount of $6,255, which was equal to the net working capital of IPC on the date of acquisition. Refer to Note 11 for further detail on the convertible note. The Company used the fair value of the common stock issued. As the total consideration paid by the Company for IPC exceeded the net assets acquired, the Company recorded approximately $15,131 of goodwill. The goodwill is attributable to synergies and economies of scale related to operating expenses provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of IPC was $118, which amount was recorded on the Company’s unaudited condensed consolidated statement of operations as general and administrative expenses for the six months ended June 30, 2014.

The original deferred tax liability that was recorded in the first quarter of 2014 should have resulted in the reduction of the Company’s valuation allowance. The reduction in the valuation allowance was not recorded by the Company at that time. In the fourth quarter of 2014, the Company updated the allocation of purchase price to the assets and liabilities acquired and determined that a portion of its valuation allowance was no longer required and recorded a tax benefit of $3,195. The Company has reflected this adjustment within the line item “benefit from income taxes” on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2014.

Acquisition of RentVM (Revised)

On February 3, 2014, the Company acquired RentVM, a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) Cloud environments. The purchase consideration for RentVM was $5,880, which was paid with common stock valued at $5,280 and the conversion of a pre-existing note in the principal amount of $600, which was used to complete the acquisition. As the total consideration paid by the Company for RentVM exceeded the net assets acquired, the Company recorded approximately $2,851 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is not tax deductible. The Company acquired in-process research and development related to RentVM’s cloud products, that were under development by RentVM at the time of acquisition, to which the Company ascribed a value of $4,000. The Company recorded a deferred tax liability of $1,560 related to the acquired in-process research and development intangible asset. During the three months ended June 30, 2015, the Company began amortizing the in-process research and development as the product is now available for general release to customers. In conjunction with the accounting associated with the RentVM acquisition, the Company recorded a net deferred tax liability related to the book and tax basis difference of the underlying RentVM intangible asset. The net deferred tax liability will serve as reversible temporary difference that will give rise to future taxable income and, accordingly, serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. As a result, the Company released the valuation allowance associated with the $1,560 deferred tax liability and recorded this adjustment as a benefit from income taxes during the three months ended June 30, 2015.

Acquisition of VaultLogix

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,385 in cash, (ii) 1,008,690 shares of the Company’s common stock and (iii) $15,627 in unsecured convertible promissory notes, as further described in Footnote 6. The closing payments are subject to customary working capital adjustments. As the total consideration paid by the Company for VaultLogix exceeded the net assets acquired, the Company recorded approximately $20,427 of goodwill and $13,400 of intangible assets. The Company is in the process of completing a valuation of the acquisition to determine the value of the intangible assets and goodwill. Once the valuation is completed, the Company will make any adjustments as are necessary.

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

The final purchase consideration for the 2014 acquisition of RentVM was calculated as follows:

(dollar amounts in thousands)	RentVM
Common stock, fair value	$5,280
Note converted to stock	600
Total consideration	$5,880

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The final purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

(dollar amounts in thousands)	RentVM
(Revised)

Current assets	$104
Goodwill	2,851
Intangible assets:
In-process research and development	4,000
Customer list / relationships	150
Trade names	40
Non-compete	88
Property and equipment	372
Other assets	4
Current liabilities	(169)
Deferred tax liability	(1,560)
Total allocation of purchase consideration	$5,880

Unaudited pro forma results of operations data of the Company as if the acquisitions of IPC, RentVM and VaultLogix had occurred as of January 1, 2014 are as follows:

Pro Forma Results
(Unaudited)
For the three months ended June 30,
(dollar amounts in thousands)	2014
Revenue	$20,613

Net loss	$(10,736)

Basic loss per share	$(0.83)

Diluted loss per share	$(0.96)

Pro Forma Results
(Unaudited)
For the six months ended June 30,
(dollar amounts in thousands)	2014
Revenue	$37,569

Net loss	$(596)

Basic loss per share	$(0.06)

Diluted loss per share	$(1.84)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2014 and is not intended to be a projection of future results.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
Vehicles	$777	$761
Computers and office equipment	838	638
Equipment	4,627	4,713
Software	2,735	2,025
Total	8,977	8,137
Less accumulated depreciation	(6,385)	(5,927)

Property and equipment, net	$2,592	$2,210

Depreciation expense for the three months ended June 30, 2015 and 2014 was $240 and $91, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $467 and $143, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the six-month period ended June 30, 2015 resulting from the acquisitions by the Company of its operating segments.

(dollar amounts in thousands)	Applications and Infrastructure	Professional Services	Managed Services	Cloud Services	Total
Balance at December 31, 2014	$6,906	$9,257	$44,191	$-	$60,354

Purchase price allocation adjustment			(2,440)		(2,440)

Reclassification of operating segments			(23,349)	23,349	-

Balance at December 31, 2014 (revised)	6,906	9,257	18,402	23,349	57,914

Balance at June 30, 2015	$6,906	$9,257	$18,402	$23,349	$57,914

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Intangible Assets

The following table summarizes the Company’s intangible assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015					December 31, 2014
						(Revised)
(dollar	Estimated	Gross			Net	Gross				Net
amounts in	Useful	Carrying		Accumulated	Book	Carrying	Accumulated	Impairment		Book
thousands)	Life	Amount	Reclassification	Amortization	Value	Amount	Amortization	Charge	Reclassification	Value
Customer relationships	7-10 yrs	$23,053	$-	$(4,518)	$18,535	$24,270	$(2,891)	$(1,219)	$-	$20,160
Non-compete agreements	2-3 yrs	3,523	-	(1,579)	1,944	3,523	(1,055)	-	-	2,468
Internally developed software	3 years	3,200	-	(774)	2,426	3,200	(241)	-	-	2,959
Purchased software	5 years	-	4,000	(132)	3,868	-	-	-	-	-
In-process research and development		4,000	(4,000)	-	-	-	-	-	4,000	4,000
URL's	Indefinite	8	-	-	8	10	-	(2)	-	8
Tradenames	1 year	959	-	(123)	836	959	(33)	-	-	926
Tradenames	Indefinite	3,178	-	-	3,178	4,349	-	(1,171)	-	3,178
Total intangible assets		$37,921	$-	$(7,126)	$30,795	$36,311	$(4,220)	$(2,392)	$4,000	$33,699

Amortization expense related to the acquired intangible assets was $1,383 and $777 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense related to the acquired intangible assets was $2,906 and $1,243 for the six months ended June 30, 2015 and 2014, respectively.

5. BANK DEBT

Bank debt as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
One installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicles, maturing July 2016	$6	$9

Five lines of credit, monthly principal and interest, interest ranging from $0 to $1, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing between July 2015 and June 2016	185	296
	191	305
Less: Current portion of bank debt	(191)	(252)

Long-term portion of bank debt	$-	$53

The interest expense associated with the bank debt during the three months ended June 30, 2015 and 2014 amounted to $3 and $8, respectively. The interest expense associated with the bank debt during the six months ended June 30, 2015 and 2014 amounted to $7 and $23, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

6. TERM LOANS

Term loans as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$3	$3

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest of only $1, unsecured and personally guaranteed by officer, due November 2016	106	106

Promissory notes, unsecured, maturing in July 2015	30	30

12% convertible note payable, net of debt discount of $421	-	1,910

Term loan, White Oak Global Advisors, LLC, maturing in October 2017, net of debt discount of $518 and $0, respectively	11,932	13,261

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, unsecured, maturing in May 2016, net of debt discount of $32 and $0, respectively	968	1,000

Bridge loan agreement, secured, maturing May 2016, net of debt discount of $672 and $555, respectively	5,857	3,444

	34,522	35,380
Less: Current portion of term loans	(7,810)	(8,387)

Long-term portion term loans, net of debt discount	$26,712	$26,993

Term Loan - White Oak Global Advisors

On October 9, 2014, the Company’s wholly-owned subsidiary, VaultLogix, entered into a loan and security agreement with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, Data Protection Services, L.L.C. (“DPS”), U.S. Data Security Acquisition, LLC (“USDSA”) and U.S. Data Security Corporation (“USDSC”) as guarantors, pursuant to which VaultLogix received a term loan in an aggregate principal amount of $13,261. Interest on the term loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate, as adjusted as of each Libor Index Adjustment Date and (ii) 1.00% per annum; plus (b) 1,100 basis points per annum. The LIBOR Index Rate was 0.7703 and 0.6044 as of June 30, 2015 and December 31, 2014, respectively. However, this did not exceed the 12% stated rate as defined in item (ii) above.

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

The term loan is subject to certain affirmative and negative covenants that are due at the end of each fiscal quarter. The Company was in compliance with all covenants as of June 30, 2015 and December 31, 2014.

Principal of $12,450 and $13,261 remained outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

The promissory notes accrue interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes is payable on October 9, 2017. The promissory notes are convertible into shares of the Company’s common stock at a conversion price equal to $6.37 per share. A portion of the principal amount of the promissory notes equal to 20% of the principal amount on the closing date will not be convertible until January 9, 2016.

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

As of June 30, 2015, the Company had not forced any conversions.

12% Convertible Debentures

In December 2013, the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company issued to such investors convertible debentures in the original aggregate principal amount of $11,625 (the "Convertible Debentures") and an aggregate of 36,567 shares of its common stock for an aggregate purchase amount of $11,625. The Convertible Debentures matured on June 13, 2015 and bore interest at the rate of 12% per annum. At the Company’s election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments were payable by the issuance of shares of the Company’s common stock at a price per share equal to the lesser of (i) the Conversion Price (as defined below) and (ii) 75% of the average of the VWAP (the daily volume weighted average price) of the Company’s common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The Convertible Debentures were convertible into shares of the Company’s common stock at the election of the holder thereof at a conversion price (the “Conversion Price”) equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of the Company’s common stock in the first underwritten public offering of not less than $10,000 of the Company’s equity securities (a “Qualified Offering”). The Conversion Price was subject to customary anti-dilution provisions. Notwithstanding the foregoing, the Convertible Debentures of a particular holder were not convertible if such conversion would result in such holder owning more than 4.99% of the issued and outstanding shares of the Company’s common stock after such conversion.

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company's common stock issued pursuant to the purchase agreement, which amount was amortized over the life of the Convertible Debentures. The Company also recorded a debt discount and a related derivative liability in the amount of $6,620 in connection with the embedded features of the Convertible Debentures, which amount was amortized over the life of the Convertible Debentures. Refer to Note 7 Derivative Instruments for further detail on the derivative liability.

Gross principal of $2,331 remained outstanding as of December 31, 2014. During the three months ended June 30, 2015, the Company issued shares of common stock for the required amortization payments of the Convertible Debentures. The final amortization payment was made in shares of common stock in June 2015, which repaid the final amount due under the Convertible Debentures. The Company then amortized the remaining debt discount and deferred loan costs of $84 related to the convertible feature to interest expense on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2015.

Demand Promissory Note

The Company entered into a securities purchase agreement with an investor whereby the Company issued to the investor a demand promissory note, dated November 17, 2014, in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matured on the earlier of: (x) November 10, 2015 or (y) upon demand by the investor, which such demand could be made any time 150 days following the issuance of the Note upon 30 days’ written notice to the Company; provided, that $60 of interest was guaranteed by the Company regardless of when the note was repaid. The Company could have redeemed the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium could be paid in cash or common stock at the option of the Company. The holder demanded repayment of the demand promissory note by May 16, 2015 and such note was converted on May 14, 2015 into 384,164 shares of the Company’s common stock. The Company recorded the conversion as a loss on conversion of debt of $264 on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2014.

On May 14, 2015, the Company entered into a securities purchase agreement with the investor whereby the Company issued a term promissory note in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matures at the earlier of: (x) May 14, 2016 or (y) upon demand by the investor, which such demand may be made any time 170 days following the issuance of the note upon 10 days’ written notice to the Company; provided, that $60 of interest is guaranteed by the Company regardless of when the note is repaid. The Company may redeem the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) an additional 10% of the outstanding principal amount (the “Redemption Premium”), plus (iii) any accrued and unpaid interest on the note. The Redemption Premium can be paid in cash or common stock at the option of the Company. If common stock of the Company is used to pay the Redemption Premium, then such shares shall be delivered by the third business day following the maturity date, or date of demand, as applicable, at a mutually agreed upon conversion price by both parties.

Principal of $1,000 remained outstanding as of June 30, 2015.

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

Bridge Financing - GPB Life Science Holdings, LLC

The Company entered into a bridge financing agreement, effective as of December 3, 2014, with GPB Life Science Holdings, LLC, whereby the Company issued to the investor for gross proceeds of $2,375 (i) a senior secured note, dated December 3, 2014, in the aggregate principal amount of $2,500 with interest accruing at the rate of 12% per annum and (ii) a four-year warrant, dated December 3, 2014, exercisable for up to 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The note matured upon the earlier of: June 1, 2015 or (y) the date of a Major Transaction (as defined in the purchase agreement). In addition, upon maturity of the note, the Company was required to pay the investor additional interest in cash, which interest was to accrue over the term of the Note at the rate of 4% per annum. The note was secured by (i) a first priority security interest in and to all Accounts Receivable (as defined in the purchase agreement) of the Company and its subsidiaries, except those of VaultLogix, and (ii) a first priority security interest and lien on all Collateral (as defined in the purchase agreement) of the Company and its subsidiaries, which lien and security interest was to go into effect at such time as White Oak Global Advisors, LLC (“White Oak”) releases (or is deemed to have released pursuant to the applicable documents between it and the Company), its liens and security interest on any collateral of the Company and the Company’s obligation to grant, pledge or otherwise assign a lien in favor of White Oak is terminated (pursuant to the applicable documents between White Oak and the Company).

Pursuant to the bridge financing agreement, the Company issued to the investor $1,500 an aggregate principal amount note, dated December 31, 2014, for a purchase price of $1,425 with interest accruing at the rate of 12% per annum. The Company used the proceeds of this additional financing to repay the convertible note payable to 31 Group, LLC.

On May 15, 2015, the Company and GPB Life Science Holdings, LLC entered into a securities purchase agreement and Amendment No. 1 whereby the Company (i) issued and sold to the investor a $2,000 aggregate principal amount senior secured convertible note (the “New Note,” and together with the Amended and Restated Prior Notes (as defined below), collectively, the “Notes”), having substantially the same terms and conditions as the Amended and Restated Prior Notes, (ii) issued to the investor a new four-year warrant, exercisable for up to 200,000 shares of the Company’s common stock, with an exercise price of $3.75, subject to adjustment as set forth therein (the “New Warrant”), (iii) issued to the investor a new four-year warrant, exercisable for up to 50,000 shares of the common stock, with an exercise price of $3.93, subject to adjustment as set forth therein (the “Restructuring Warrant,” and together with the New Warrant and the Amended and Restated Prior Warrants (as defined below), collectively, the “Warrants”), (iv) amended the exercise price of the Prior Warrants to $3.75, subject to adjustment as set forth in the Amended and Restated Prior Warrants, (v) extended the maturity date of the Prior Notes to match the maturity date of the New Note, such that the maturity date of all three Notes, subject to certain exceptions as provided in the Agreement, is May 15, 2016, (vi) made the Prior Notes convertible into shares of the Company’s common stock at an exercise price of $3.75 per share, and (vii) added the same amortization provision to the Prior Notes as is in the New Note requiring the Company to make three amortization payments to the investor of $1,125 each on each of September 1, 2015, December 1, 2015 and March 1, 2016, so that each of the three Notes receives its pro-rata portion of each $1,250 amortization payment. In addition, the Company and the investor have agreed that all or any portion of the $6,000 aggregate principal amount of the Notes may, by mutual agreement of the Company and the investor, be paid by the Company at any time and from time to time by the issuance to the investor of no more than 1,600,000 shares of the Company’s common stock. The Prior Notes and the Prior Warrants, as amended pursuant to Amendment No. 1, are referred to herein as the “Amended and Restated Notes” and the Amended and Restated Warrants,” respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

In conjunction with Amendment No. 1, the Company incurred legal and placement fees of $209 and recorded this amount as a debt discount that will be amortized to interest expense on the unaudited condensed consolidated statement of operations.

The Company accounted for Amendment No. 1 in accordance with ASC 470-50, Debt – Modifications and Extinguishments (“ASC Topic 470-50”). In accordance with ASC Topic 470-50, the Company extinguished the December 3, 2014 and December 31, 2014 bridge financing senior secured convertible notes in the amounts of $2,500 and $1,500, respectively, and recorded a new bridge financing senior secured convertible note in the amount of $6,020 on the unaudited condensed consolidated balance sheet as of May 15, 2015. The fair value of the Amendment No. 1 senior secured convertible note was $6,020, which was an amount in excess of the face value of the $6,000 senior secured convertible note and as such, the Company recorded the fair value of the lender’s conversion feature of the note of $827 to additional paid-in capital on the unaudited condensed consolidated balance sheet and a related loss on debt extinguishment of $847 on the unaudited condensed consolidated statement of operations. In addition, the Company used a Monte-Carlo simulation to fair-value the lender’s default premium option and recorded a derivative liability of $22 to debt discount on the unaudited condensed consolidated statement of operations as of May 15, 2015.

On June 30, 2015, the Company used a Monte-Carlo simulation to assess the fair value of the lender’s default premium option and determined that there was no change in fair value for the three and six months ended June 30, 2015.

Principal of $6,051 and $4,000 remained outstanding as of June 30, 2015 and December 31, 2014, respectively.

Refer to Note 7 Derivative Instruments for further detail on the warrants issued as part of the bridge financing agreement.

7. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible debt and freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC Topic 815”).

MidMarket Warrants

In connection with a loan agreement, the Company issued warrants to the lenders in September 2012. These warrants were outstanding at June 30, 2015 and December 31, 2014.

The terms of the warrants issued in September 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $5.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the loan agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 234,233 shares. On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and is being amortized over the original life of the related loans. The amount of the derivative liability was computed by using the Black-Scholes pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On June 30, 2015 and December 31, 2014, the Company used the Black-Scholes pricing method, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $136 and $212, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2015 and 2014 as a loss of $31 and a gain of $2,200, respectively, and a gain of $76 and $2,754 for the six months ended June 30, 2015 and 2014, respectively.

The fair value of the warrant derivative liability at each measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2015	2014

Fair value of Company’s common stock	$2.66	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.2	1.7
Risk free interest rate (based on 1-year treasury rate)	0.46%	0.46%

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

On April 15, 2014, the Company entered into an amendment to that agreement, due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group LLC. The warrants are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act, the exercise period of the warrants will be reduced to two years. On April 15, 2014, the day the warrants were issued, the Company recorded a derivative liability in the amount of $416. The amount was recorded as a loss on extinguishment of debt on the unaudited condensed consolidated statement of operations. The amount of the derivative liability was computed by using the Black-Scholes pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued.

On April 7, 2015, the Company entered into an Exchange Agreement (“31 Exchange Agreement”) with 31 Group LLC, whereby the Company exchanged the April 15, 2014 warrants for a new warrant. Please refer to the 31 Group, LLC April 2015 Warrants section of this footnote for further detail on the new warrant.

On June 30, 2015 and December 31, 2014, the Company used the Black-Scholes pricing method, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the derivative liability relating to the April 15, 2014 warrants on that date, and determined the fair value was $11 and $74, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2015 and 2014 as a loss of $1 and a loss of $150, respectively, and a loss of $1 and a loss of $150 for the six months ended June 30, 2015 and 2014, respectively.

The fair value of the April 15, 2014 warrants derivative at June 30, 2015 was calculated using the Black-Scholes option pricing model, with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2015	2014

Fair value of Company’s common stock	$2.66	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	7.25	7.25
Estimated life	9.5 months	1.3 years
Risk free interest rate (based on 1-year treasury rate)	0.2%	0.46%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

12% Convertible Debentures Convertible Feature

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company’s common stock issued to the original purchasers of the Convertible Debentures, which amount was amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620, which amount was amortized over the life of the Convertible Debentures. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature. The Company recorded interest expense of $210 and $1,135 related to the amortization of the debt discount for the three months ended June 30, 2015 and 2014, respectively, and $421 and $1,998 related to the amortization of the debt discount for the six months ended June 30, 2015 and 2014, respectively.

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

During the three months ended June 30, 2015, the Company issued shares of common stock for the required amortization payments of the Convertible Debentures. The final amortization payment was made in shares of common stock in June 2015 which repaid the final amount due under the Convertible Debentures. The Company then amortized the remaining debt discount and deferred loan costs of $84 related to the convertible feature to interest expense on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2015.

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

On June 30, 2015 and December 31, 2014, the fair value of the conversion features of the Forward Investments, LLC loans was $6,390 and $800, respectively, which is included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2015 and 2014 as a loss of $1,400 and a gain of $1,320, respectively, and a loss of $580 and a gain of $7,360 for the six months ended June 30, 2015 and 2014, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30,				December 31,
	2015				2014

Principal amount	$3,650	$390	$2,825	$4,373	$2,825

Conversion price before July 31, 2015	$-	$-	$-	$-	$6.36
Conversion price after July 31, 2015	$2.35	$2.35	$2.35	$2.35	$3.93
Conversion trigger price before July 31, 2015	$-	$-	$-	$-	$7.63
Conversion trigger price after July 31, 2015	$5.88	$5.88	$5.88	$5.88	$4.72
Risk free interest rate (based on 6 and 7-year treasury rate)	1.96%	1.96%	0.28%	0.83%	0.12%
Life of conversion feature (in years)	6.51	6.51	1.01	2.51	0.5
Volatility	50%	50%	55%	50%	50%

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

On April 7, 2015, the Company entered into an Exchange Agreement with 31 Group LLC, whereby the Company exchanged the July 1, 2014 warrants for a new warrant. Please refer to the 31 Group, LLC April 2015 Warrants section of this footnote for further detail on the new warrant.

31 Group, LLC October 2014 Warrants

Pursuant to the securities purchase agreement entered into with 31 Group LLC dated October 8, 2014, the Company issued a warrant, initially exercisable for up to 300,000 shares of common stock at an exercise price of $5.00 per share. The warrant expires on the date that is the earlier of (i) the later of (x) the fifteenth (15th) Trading Day after the date a registration statement registering all of the shares of the Company’s common stock underlying the warrants is declared effective by the SEC and (y) December 31, 2014, and (ii) such earlier date as set forth in a written agreement of the Company and 31 Group LLC; provided, that any such date shall be extended as set forth in the warrant. On October 8, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $90. The amount of the derivative liability was computed by using the Black-Scholes pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued.

On April 7, 2015, the Company entered into an Exchange Agreement with 31 Group LLC, whereby the Company exchanged the warrant previously issued to 31 Group LLC on October 8, 2014 for 1,146,977 shares of the Company’s common stock. Please refer to the 31 Group, LLC April 2015 Warrants section of this footnote for further detail on the exchange agreement.

31 Group, LLC April 2015 Warrants

In April 2015, the Company exchanged two warrants previously issued to 31 Group LLC of April 15, 2014 and July 1, 2014 for two new warrants, each of which is identical to the previous warrants issued, except that the exercise price of such new warrants is $5.00 per share, subject to adjustments noted within the 31 Exchange Agreement. Pursuant to the 31 Exchange Agreement, on July 1, 2015, the Company was obligated to pay 31 Group LLC a cash make-whole amount equal to the greater of (a) zero (0) and (b) the difference of (i) $5,175 less (ii) the product of (x) the Exchange Share Amount (as defined in the 31 Exchange Agreement) and (y) the quotient of (A) the sum of each of the 30 lowest daily volume weighted average prices of the Company’s common stock during the period commencing on, and including, April 8, 2015 and ending on, and including, June 30, 2015, divided by (B) 30. As part of the 31 Exchange Agreement, the registration rights agreement previously entered into between the Company and 31 Group LLC in October 2014 was terminated.

On the date of issuance, the Company used the Black-Scholes pricing method, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $15 and $11, respectively.

On May 14, 2015, the Company and 31 Group, LLC entered into an amended agreement whereby the Company issued 100,000 shares of unregistered common stock of the Company to 31 Group, LLC in exchange for the termination of any obligation of the Company to pay the make-whole payment, as described in the 31 Group Exchange Agreement. The Company recorded a loss on exchange of shares of $353 in the unaudited condensed consolidated statement of operations during the three months ended June 30, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On June 30, 2015, the Company used the Black-Scholes option pricing method, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the warrants and derived an implied fair value of $32 and $40, respectively, which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability on June 30, 2015 as a loss in the unaudited condensed consolidated statements of operations of $13.

The fair value of the 31 Group, LLC April 2015 exchange agreement warrants derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	June 30, 2015
	April 15, 2014 warrant	July 1, 2014 warrant
Fair value of Company’s common stock	$2.66	$2.66
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	5.00	5.00
Estimated life	9.5 months	2 years
Risk free interest rate (based on 1-year treasury rate)	0.2%	0.64%

Bridge Financing Agreement Warrants

On December 3, 2014, the Company entered into a bridge financing agreement with GPB Life Science Holdings LLC, a third-party lender. Pursuant to the agreement, the Company issued a warrant entitling the lender to purchase 250,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. On December 1, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $421. The amount was recorded as a debt discount and is being amortized over the original life of the related loan. On December 31, 2014, the Company used the Black-Scholes option pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the warrants and derived an implied fair value of $340 which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets.

On December 24, 2014, the Company entered into a second bridge financing agreement with GPB Life Science Holdings LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. On December 24, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $215. The amount was recorded as a debt discount and is being amortized over the original life of the related loan. The amount of the derivative liability was computed by using the Black-Scholes pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued. On December 31, 2014, the Company used the Black-Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $206 which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets.

During the quarter ended March 31, 2015, the Company re-evaluated the GPB Life Science Holdings LLC warrants issued on December 3, 2014 and December 24, 2014 and reclassified the warrants to additional paid-in capital within the unaudited condensed consolidated balance sheet.

On May 15, 2015, the Company entered into Amendment No. 1 to the bridge financing agreement with GPB Life Science Holdings LLC (“Amendment No. 1”). Pursuant to Amendment No. 1, the Company issued to the investor a new four-year warrant, exercisable for up to 200,000 shares of the Company’s common stock, with an exercise price of $3.75, subject to adjustment as set forth within Amendment No. 1; and a new four-year warrant, exercisable for up to 50,000 shares of the Company’s common stock, with an exercise price of $3.93, subject to adjustment as set forth within Amendment No. 1, and amended the exercise price of the prior warrants to $3.75, subject to adjustment set forth within Amendment No. 1.

Prior to Amendment No. 1, the Company utilized a Black-Scholes pricing model, which approximates a binomial lattice valuation methodology, to revalue the Prior Warrants to the then-current fair value and recorded a gain on debt extinguishment of $546 within the unaudited condensed consolidated statement of operations on May 15, 2015. In connection with Amendment No. 1, the Company revalued the two existing warrants to reflect the new $3.75 exercise price and recorded a related loss on debt extinguishment of $771 on the unaudited condensed consolidated statement of operations on May 15, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The Company evaluated the new warrants issued as part of Amendment No. 1 and recorded the amount as a debt discount of $504 on the unaudited condensed consolidated balance sheet as of May 15, 2015. The Company evaluated the warrants and determined that the warrants could be classified as a component of stockholders’ equity and as such, recorded the warrants within the common stock warrants line-item on the unaudited condensed consolidated balance sheet as of May 15, 2015.

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

On October 15, 2014, the Company granted to an employee pursuant to the InterCloud Systems, Inc. 2012 Performance Incentive Plan an option to purchase 25,000 shares of common stock at an exercise price of $3.72 per share. The option vests over three years with 33 1/3 percent vesting on the first anniversary of the grant date and on each of the next two anniversaries of the grant date. This option expires on the fifth anniversary of the grant date. The amount of the liability was computed by using the Black-Scholes pricing model, which is not materially different from a binomial lattice valuation methodology, and the fair value of the option liability recorded in the consolidated balance sheet at December 31, 2014 was $62.

During the quarter ended March 31, 2015, the Company re-evaluated the options issued on October 15, 2014 and reclassified the options to additional paid-in capital within the unaudited condensed consolidated balance sheet.

Net Settlement of Accounts Payable

On March 25, 2015, the Company issued 300,000 shares of common stock and a warrant to purchase 80,000 shares of common stock to a third-party vendor to settle various accounts payable. The shares of common stock were issued with a six-month restrictive legend and as such, the accounts payable to be paid with the common stock has not yet been determined. The amount of accounts payable to be paid will be determined at the time the service provider sells the restricted common stock. The Company recorded the common stock at a fair value of $648 and the warrant with a fair value of $106, which would reduce the accounts payable to the third party in the amount of $1,475. The Company recorded a derivative liability of $721 at the time the shares were issued. The Company used a Black-Scholes pricing model, to determine the fair value of the warrant on the date it was issued.

On April 1, 2015, the Company cancelled the warrants to purchase 80,000 shares of common stock issued to the third party and the third party returned the 300,000 shares of common stock previously issued on March 25, 2015 to treasury stock. The Company then issued a new warrant for 425,000 shares of common stock. The Company recorded the warrant with a fair value of $674, which reduced the accounts payable to the third party in the amount of $1,417. The Company recorded a derivative liability of $743 at the time the warrants were issued. The derivative liability relates to the difference between the accounts payable due to the third party and the fair value of the warrants on April 1, 2015. The Company used a Black-Scholes pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the warrant on the date it was issued.

On June 30, 2015, the Company used a Black-Scholes pricing model to determine the fair value of the warrant and recorded a gain on fair value of derivative instruments of $224 and $230 for the three and six months ended June 30, 2015, respectively.

8. INCOME TAXES

As of June 30, 2015 and December 31, 2014, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $56,063 and $44,715, respectively, and state NOL’s of approximately $39,158 and $32,889, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of June 30, 2015 and December 31, 2014, the Company had federal tax credit carry forwards of $832 and $791, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $597 of income during 2015.

During 2012 and 2013, the Company acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income. Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

9. CAPITAL STOCK

Issuance of shares of common stock to non-employees for services rendered

During January, February and March 2015, the Company issued an aggregate of 147,586 shares of its common stock to non-employees for services rendered. The shares were valued between $2.16 and $2.87 per share and were immediately vested. The Company recorded $374 to salaries and wages expense.

During April 2015, the Company issued an aggregate of 30,000 shares of common stock to non-employees for services rendered. These shares were valued at $1.98 per share and were immediately vested. The Company recorded $59 to salaries and wages expense.

Issuance of shares of common stock pursuant to conversion of related-party debt

During February 2015, the Company issued 42,553 shares of its common stock to a related party pursuant to the conversion of $100 notes payable principal. The shares were issued at $2.76 per share, for a total fair value of $117 and a loss of debt conversion of $17.

During May and June 2015, the Company issued 251,749 shares of its common stock to related parties pursuant to the conversion of $565 notes payable principal and interest. The shares were issued between $2.55 and $3.38 per share, for a total fair value of $844 and a loss of debt conversion of $279.

Issuance of shares of common stock pursuant to conversion of debt

During April and May 2015, the Company issued 1,262,803 shares of its common stock to a third party pursuant to the conversion of $1,000 notes payable principal and $68 of interest. The shares were issued between $1.66 and $3.53 per share, for a total value of $2,289 that was recorded as a loss on exchange of shares.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

During April, May and June 2015, the Company issued 621,831 shares of its common stock to third parties for the amortization of the Convertible Debentures. The shares were issued between $1.85 and $4.15 per share, for a total fair value of $527 that was recorded as a loss on debt conversion.

During May 2015, the Company issued 16,801 shares of its common stock to third parties for the amortization of the Convertible Debentures. The shares were issued between $3.74 and $4.15 per share, for a total value of $67 and a loss of debt conversion of $25.

On May 14, 2015, the Company issued 348,164 shares of its common stock to a third party pursuant to the conversion of $1,000 notes payable principal and $68 of interest and accelerated the remaining deferred loan costs associated with the principal converted. The shares were issued at $3.74 per share, for a total value of $1,302 and a loss of debt conversion of $264. Prepaid loan costs of $30 were accelerated and recorded as a loss on conversion of debt as of June 30, 2015.

Issuance of shares of common stock pursuant to extinguishment of debt

On March 3, 2015, the Company issued an aggregate of 423,200 shares of its common stock to five related-party lenders pursuant to the extinguishment of notes payable. The shares were issued with a fair value of $2.45 per share, for a total fair value of $1,038, which was recorded as loss on extinguishment of debt on the unaudited condensed consolidated statement of operations.

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

Issuance of shares of common stock pursuant to modification of debt

On March 3, 2015, the Company issued an aggregate of 375,890 shares of its common stock to five related-party lenders pursuant to the restructuring of various notes payable. The shares were issued with a fair value of $2.45 per share, for a total fair value of $920, which was recorded as loss on modification of debt on the unaudited condensed consolidated statement of operations.

Issuance of shares for payment of related-party interest

During January and March 2015, the Company issued an aggregate of 144,508 shares of its common stock to eight related parties for payment of accrued interest aggregating to $343. The shares were issued at $2.53 and $2.16 per share in January and March, respectively.

Issuance of shares pursuant to incentives earned

During March 2015, the Company issued an aggregate of 128,205 shares to employees in settlement of incentives earned. The shares were issued at $2.16 per share.

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

Issuance of shares pursuant to the payment of contingent consideration

During January 2015, the Company issued 79,853 shares of common stock to the former owner of HighWire for the payment of contingent consideration owed per the purchase agreement. The shares were issued at $3.83 per share for a fair value of $306.

During April 2015, the Company issued 252,525 shares of common stock to the former owners of AWS for the payment of contingent consideration owed per the purchase agreement. The shares were issued at $1.98 per share for a fair value of $500.

During June 2015, the Company issued 223,031 shares of common stock to the former owners of VaultLogix for the payment of contingent consideration owed per the purchase agreement. The shares were issued at $2.92 per share for a fair value of $651.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Issuance of shares to third party

During January 2015, the Company issued 1,961 shares of common stock to the Ian Gist Cancer Research Fund. The shares were issued at $2.53 per share for a fair value of $5.

Purchase of Treasury Shares

During April, May and June 2015, the Company repurchased 112,995 shares at par value of $0.0001 per share, from ten employees who terminated employment. A service provider also returned 300,000 shares issued to a service provider originally issued for the settlement of accounts payable.

10. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In Years)

Outstanding at January 1, 2015	1,373,987	$5.67	-	-
Granted	1,391,531	2.31	-	-
Vested	(317,297)	5.81	-	-
Forfeited/Cancelled	(112,995)	4.88	-	-
Outstanding at June 30, 2015	2,335,226	$3.69	$8,617	1.55

The Company granted to employees and consultants an aggregate of 3,362,121 shares of common stock in the six months ended June 30, 2015, of which 1,366,531 shares were subject to a three-year vesting term, 25,000 shares were subject to six-month vesting, and 1,867,008 shares had no vesting terms. The Company recorded compensation expense of $4,690 and $5,071, respectively, related to these issuances on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015. During the six months ended June 30, 2015, the Company accelerated vesting for 29,000 shares of common stock issued to certain employees and recorded compensation expense of $82 on the unaudited condensed consolidated statement of operations.

For the three-month period ended June 30, 2015 and 2014, the Company incurred $5,160 and $1,076 in stock compensation expense from the issuance of common stock to employees and consultants. For the six month period ended June 30, 2015 and 2014, the Company incurred $6,483 and $1,259, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

Issuance of shares of common stock to employees, directors, and officers

During January and February 2015, the Company issued an aggregate of 216,000 shares of its common stock to various employees for services rendered. The shares were valued between $2.53 and $2.87 per share. The Company recorded $30 to salaries and wages expense. An additional $849 in stock compensation expense was recognized during the three months ended March 31, 2015 on shares subject to vesting terms in previous periods.

During January and March 2015, the Company issued an aggregate of 103,582 shares to employees for services rendered. The shares were issued at $2.16 per share. The Company had accrued for $86 of the expense in 2014 and recognized an additional $70 as stock compensation expense during the three months ended March 31, 2015.

During April and June 2015, the Company issued an aggregate of 2,864,953 shares of its common stock to various employees for services rendered. The shares were valued between $1.98 and $2.92. The Company recorded $4,367 to salaries and wages expense related to shares issued with no vesting terms. An additional $733 in stock compensation expense was recognized in the three months ended June 30, 2015 on shares subject to vesting terms in previous periods.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Options

There were no options granted during the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2015:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	175,000	$3.72	7.29	$140
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2015	175,000	$3.72	6.80	$186
Exercisable at June 30, 2015	150,000	$3.72	9.30	$159

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2015 and December 31, 2014 of $2.66 and $2.92, respectively.

11. RELATED PARTIES

At June 30, 2015 and December 31, 2014, the Company had outstanding the following loans from related parties:

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured	$597	$597
Promissory note issued to Mark Munro 1996 Remainder UniTrust, 3% interest, maturing on January 1, 2018, unsecured	450	575
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured	375	375
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured	1,337	1,337
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured	2,650	2,650
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on July 1, 2016, unsecured, net of debt discount of $2,934 and $2,232, respectively	3,541	4,243
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $1,804	2,569	2,645
Promissory notes issued to Forward Investments, LLC, 6.5% interest, maturing on July 1, 2016, unsecured, net of debt discount of $225	165	-
Former owner of IPC, unsecured, 8% interest, due May 30, 2016	5,755	6,255
Former owner of IPC, unsecured, 15% interest, due on demand	75	100
Former owner of Nottingham, unsecured, 8% interest, maturing on May 30, 2016	225	250
	17,739	19,027
Less: current portion of debt	(6,055)	(7,238)
Long-term portion of notes payable, related parties	$11,684	$11,789

The interest expense associated with the related-party notes payable in the three months ended June 30, 2015 and 2014 was $599 and $139, respectively, and for the six months ended June 30, 2015 and 2014 was $1,106 and $418, respectively.

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

On February 25, 2015 and March 2, 2015, the aforementioned notes were restructured. Refer to the restructuring paragraphs noted later within this footnote for further details.

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

In consideration for such restructuring, the Company issued to Mark Munro 63,700 shares of common stock, the CamaPlan FBO Mark Munro IRA 39,690 shares of common stock, 1112 Third Avenue Corp. 87,500 shares of common stock, the Mark Munro 1996 Charitable Remainder UniTrust 27,500 shares of common stock and Pascack Road, LLC 157,500 shares of common stock. The Company recorded a loss on modification of debt of $798 on the unaudited condensed consolidated statement of operations as of March 31, 2015 related to the consideration given to the debt holders.

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

In consideration for such restructuring, the Company issued to Mark Munro 95,600 shares of common stock, the CamaPlan FBO Mark Munro IRA 41,600 shares of common stock, the Mark Munro 1996 Charitable Remainder UniTrust 62,400 shares of common stock and Pascack Road, LLC 223,600 shares of common stock. The Company recorded a loss on extinguishment of debt of $1,159 on the unaudited condensed consolidated statement of operations as of March 31, 2015 related to the consideration given to the debt holders.

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

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Restructuring of Forward Investments, LLC Promissory Notes and Working Capital Loan

On March 4, 2015, the Company restructured the terms of certain promissory notes issued by it to a related party investor, Forward Investments, LLC, in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $3,650 that bear interest at the rate of 10% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $2,825 that bear interest at the rate of 2% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016; and

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $2,645 were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum, had the maturity date extended by approximately three years to January 1, 2018, and originally were convertible at a conversion price of $6.36 per share until the Convertible Debentures were repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein.

In connection with such restructuring, Forward Investments, LLC agreed to lend to the Company an amount substantially similar to the accrued interest the Company owed to Forward Investments, LLC on the restructured notes. In consideration for such restructuring and additional payments made by Forward Investments, LLC to the Company, the Company issued to Forward Investments, LLC an additional convertible note equal to $1,730 with an interest rate of 3% per annum, a maturity date of January 1, 2018, and an initial conversion price of $6.36 per share until the Convertible Debentures were repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein, and provided Forward Investments, LLC the option to lend the Company an additional $8,000 in the form of convertible notes similar to the existing convertible notes of the Company issued to Forward Investments, LLC. The convertible note was issued to Forward Investments, LLC as an incentive to restructure the above-mentioned notes and resulted in the Company recording a loss on modification of debt of $1,508 on the unaudited condensed consolidated statement of operations as of March 31, 2015.

As part of the restructuring, Forward Investments, LLC agreed to convert $390 of accrued interest on the above-mentioned loans to a new note bearing interest at 6.5% per annum, which matures on July 1, 2016.

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

As of June 30, 2015, there was no amount outstanding under the related-party revolving line of credit.

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

On May 19, 2015, Mr. Jadevaia converted $500 of principal related to the convertible promissory note for 232,182 shares of the Company’s common stock with a fair value of $3.38 per common share. Refer to Note 9, Capital Stock, for further detail on this transaction.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Convertible Promissory Note to Scott Davis

On July 1, 2014, the Company issued an unsecured convertible promissory note in the principal amount of $250 to Scott Davis, who is a related party. The note bears interest at the rate of 8% per annum, originally matured on January 1, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.59. The note is currently outstanding and payable on demand. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

On March 25, 2015, the Company and Mr. Davis agreed to a modification of the convertible promissory note. The term of the note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Davis 22,222 shares of common stock.

12. SEGMENTS

The Company has acquired three material companies since January 1, 2014. With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues. Due to continued expansion, the Company evaluated its recent acquisitions and their impact upon the existing segment structure. As of December 31, 2014, the Company operated within four operating segments which were aggregated into three reportable segments. During the three months ended March 31, 2015, the Company determined that its activities within the cloud services operating segment were of a material nature to the Company as a whole and had different margins than the other components of the managed services segment. As such, the Company determined that the cloud services and managed services segments should be presented separately within the unaudited condensed consolidated financial statements. As of June 30, 2015, the Company determined that it has four reportable segments: applications and infrastructure, professional services, managed services, and cloud services.

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

Segment information relating to the Company’s results of continuing operations was as follows:

(dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Revenues	2015	2014	2015	2014
Applications and infrastructure	$4,761	$4,596	$9,491	$8,472
Professional services	6,310	5,367	13,174	10,310
Managed services	8,488	7,875	15,132	13,131
Cloud services	2,687	-	5,442	-
Total	$22,246	$17,838	$43,239	$31,913

Operating Loss by Segment	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Applications and infrastructure	$316	$557	$248	$1,134
Professional services	(16)	(36)	(99)	(512)
Managed services	(692)	(7)	(1,072)	(1,182)
Cloud services	438	-	781	-
Corporate	(6,888)	(2,847)	(9,796)	(4,504)
Total	$(6,842)	$(2,333)	$(9,938)	$(5,064)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Gross Profit	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Applications and infrastructure	$1,459	$1,869	$2,656	$3,542
Professional services	1,236	1,130	2,689	2,087
Managed services	1,699	2,671	4,117	3,975
Cloud services	2,243	-	4,550	-
Total	$6,637	$5,670	$14,012	$9,604

Interest Expense	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Applications and infrastructure	$7	$15	$15	$36
Professional services	-	-	-	1
Cloud services	605	-	1,116	-
Corporate	1,799	3,343	4,940	6,597
Total	$2,411	$3,358	$6,071	$6,634

Total Assets by Segment	June 30, 2015	December 31, 2014
		(Revised)
Applications and infrastructure	$18,283	$19,517
Professional services	17,973	19,526
Managed services	37,882	39,912
Cloud services	39,862	41,628
Corporate	2,029	2,334
Total	$116,029	$122,917

Goodwill	June 30, 2015	December 31, 2014
		(Revised)
Applications and infrastructure	$6,906	$6,906
Professional services	9,257	9,257
Managed services	18,402	18,402
Cloud services	23,349	23,349
Total	$57,914	$57,914

Revenues by Segment by Geographic Region	Three months ended June 30, 2015			Six months ended June 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$4,536	$225	$4,761	$8,853	$638	$9,491
Professional services	6,286	24	6,310	13,102	72	13,174
Managed services	8,488	-	8,488	15,132	-	15,132
Cloud services	2,556	131	2,687	5,137	305	5,442
Total	$21,866	$380	$22,246	$42,224	$1,015	$43,239

Revenues by Segment by Geographic Region	Three months ended June 30, 2014			Six months ended June 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$3,749	$847	$4,596	$6,834	$1,638	$8,472
Professional services	5,312	56	5,368	10,213	98	10,311
Cloud and managed services	7,874	-	7,874	13,130		13,130
Total	$16,935	$903	$17,838	$30,177	$1,736	$31,913

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Gross Profit by Segment by Region	Three months ended June 30, 2015			Six months ended June 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,382	$77	$1,459	$2,525	$131	$2,656
Professional services	1,231	5	1,236	2,669	20	2,689
Managed services	1,699	-	1,699	4,117	-	4,117
Cloud services	2,136	107	2,243	4,297	253	4,550
Total	$6,448	$189	$6,637	$13,608	$404	$14,012

Gross Profit by Segment by Region	Three months ended June 30, 2014			Six months ended June 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,320	$551	$1,871	$2,654	$889	$3,543
Professional services	1,114	14	1,128	2,063	23	2,086
Cloud and managed services	2,671	-	2,671	3,975	-	3,975
Total	$5,105	$565	$5,670	$8,692	$912	$9,604

Operating (Loss) Income by Segment by Region	Three months ended June 30, 2015			Six months ended June 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$275	$41	$316	$199	$49	$248
Professional services	22	(38)	(16)	(74)	(25)	(99)
Managed services	(692)	-	(692)	(1,072)	-	(1,072)
Cloud services	331	107	438	528	253	781
Corporate	(6,888)	-	(6,888)	(9,796)	-	(9,796)
Total	$(6,952)	$110	$(6,842)	$(10,215)	$277	$(9,938)

Operating (Loss) Income by Segment by Region	Three months ended June 30, 2014			Six months ended June 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$64	$493	$557	$352	$782	$1,134
Professional services	(48)	12	(36)	(528)	16	(512)
Cloud and managed services	(7)	-	(7)	(1,182)	-	(1,182)
Corporate	(2,847)	-	(2,847)	(4,504)	-	(4,504)
Total	$(2,838)	$505	$(2,333)	$(5,862)	$798	$(5,064)

13. SUBSEQUENT EVENTS

On July 21, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $450 of principal notes and $5 of accrued interest into 219,820 shares of the Company’s common stock.

On August 3, 2015, the Company and Forward Investments, LLC agreed to reset the conversion price to $1.58 per share of the Company’s common stock as it relates to the Forward Investments, LLC convertible notes.

On August 6, 2015, the Company issued to Dominion Capital, LLC (i) a convertible note in the aggregate original principal amount of $2,106, convertible at $2.00 per share, with a term of 18 months and an interest rate of 12% per annum and (ii) 20,000 shares of the Company’s common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed on March 23, 2015 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

As of June 30, 2014, we evaluated our reporting segments and determined that we operated in three reportable segments, applications and infrastructure, professional services and cloud and managed services. With the acquisition of VaultLogix in the fourth quarter of 2014, we evaluated our reporting segments and determined that we operate in four reportable segments, applications and infrastructure, professional services, managed services, and cloud services.  The applications and infrastructure operating segment is an aggregation of the component operations of RM Leasing, T N S and the AWS Entities. On January 1, 2015, we merged the operations of Tropical into the operations of AWS.  The professional services operating segment is an aggregation of the operations of the ADEX entities. The managed services operating segment is primarily comprised of the operations of IPC. On January 1, 2015, we merged the operations of RentVM with the operations of IPC. The cloud services operating segment is comprised of the operations of VaultLogix.

The results of operations in our IPC operating segment in our managed services segment are below forecast due to unexpected delays related to the completion of certain contracts. We will continue to monitor the activities of this operating unit to determine if a triggering event for goodwill impairment occurs.

Due to the addition of the cloud services segment in 2015, certain comparative percentages mentioned below in our Results of Operations for the three and six months ended June 30, 2014 may not be meaningful (N/M).

Results of Operations – Three months ended June 30, 2015 and 2014

Revenues:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$4,761	$4,596	$165	4%
Professional services	6,310	5,367	943	18%
Managed services	8,488	7,875	613	8%
Cloud services	2,687	-	2,687	N/M
Total	$22,246	$17,838	$4,408	25%

Revenues for the three-month period ended June 30, 2015 increased by $4.4 million, or 25%, to $22.2 million, as compared to $17.8 million for the corresponding period in 2014. The increases in revenues resulted primarily from our acquisitions included in our cloud services segment and increased revenue in our professional services and managed services segments. During the three-month period ended June 30, 2015, 38% of our revenue was derived from our managed services segment, 28% from our professional services segment, 21% from our applications and infrastructure segment and 12% from our cloud services segment. During the three-month period ended June 30, 2014, 44% of our revenue was derived from our managed services segment, 30% from our professional services segment and 26% from our applications and infrastructure segment. Revenues from our cloud segment and the maintenance revenue from our managed services segment tends to be recurring in nature. Such recurring revenue was $7.0 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively.

Cost of revenue and gross margin:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$3,302	$2,727	$575	21%
Gross profit	$1,459	$1,869	$(410)	-22%
Gross profit percentage	31%	41%

Professional services
Cost of revenue	$5,074	$4,237	$837	20%
Gross profit	$1,236	$1,130	$106	9%
Gross profit percentage	20%	21%

Managed services
Cost of revenue	$6,789	$5,204	$1,585	30%
Gross profit	$1,699	$2,671	$(972)	-36%
Gross profit percentage	20%	34%

Cloud services
Cost of revenue	$444	$-	$444	N/M
Gross profit	$2,243	$-	$2,243	N/M
Gross profit percentage	83%	N/M

Total
Cost of revenue	$15,609	$12,168	$3,441	28%
Gross profit	$6,637	$5,670	$967	17%
Gross profit percentage	30%	32%

Cost of revenue for the three-month periods ended June 2015 and 2014 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $3.4 million, or 28%, for the three-month period ended June 30, 2015 was primarily attributable increased cost of revenue in our applications and infrastructure and managed services segments. The increase in cost of revenue from our application and infrastructure segment was due to less revenue from architecture and engineering services that historically have higher gross margins. The increases from our managed services segment resulted from increased costs as compared to revenue primarily from one major project whereby actual costs exceeded budgeted costs. Costs of revenue as a percentage of revenues was 70% for the three-month period ended June 30, 2015, as compared to 68% for the same period in 2014.

Our gross profit percentage was 30% for the three-month period ended June 30, 2015, as compared to 32% for the comparable period in 2014. The overall decrease in gross profit percentage was due to decreased margins within our applications and infrastructure and managed services segment as described in the paragraph above.

Salaries and wages:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$465	$588	$(123)	-21%
Percentage of total revenue	2%	3%

Professional services	$805	$848	$(43)	-5%
Percentage of total revenue	4%	5%

Managed services	$1,297	$1,519	$(222)	-15%
Percentage of total revenue	6%	9%

Cloud services	$552	$-	$552	N/M
Percentage of total revenue	2%	N/M

Corporate	$5,753	$1,135	$4,618	407%
Percentage of total revenue	26%	6%

Total	$8,872	$4,090	$4,782	117%
Percentage of total revenue	40%	23%

For the three-month period ended June 30, 2015, salaries and wages increased $4.8 million to $8.9 million as compared to approximately $4.1 million for the same period in 2014. The increase resulted primarily from an increase in stock compensation expense. Stock compensation expense was $5.2 million and $1.1 million in the second quarters of 2015 and 2014, respectively. Additionally, the increase is due to increased personnel associated with our cloud services segment, which was acquired in October 2014. Salaries and wages were 40% of revenue in the three-month period ended June 30, 2015, as compared to 23% for the same period in 2014. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$430	$495	$(65)	-13%
Percentage of total revenue	2%	3%

Professional services	$377	$221	$156	71%
Percentage of total revenue	2%	1%

Managed services	$554	$620	$(66)	-11%
Percentage of total revenue	2%	3%

Cloud services	$491	$-	$491	N/M
Percentage of total revenue	2%	0%

Corporate	$1,132	$1,709	$(577)	-34%
Percentage of total revenue	5%	10%

Total	$2,984	$3,045	$(61)	-2%
Percentage of total revenue	13%	17%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses decreased approximately $0.1 million, or 2%, to $2.9 million in the three-month period ended June 30, 2015, as compared to $3.0 million in the comparable period of 2014. The decrease was primarily a result of a decrease in accounting fees related to acquisition work. During the second quarter of 2014, we incurred increased accounting fees related to acquisitions. General and administrative expenses decreased to 13% of revenues in the three-month period ended June 30, 2015, from 17% in the comparable period in 2014.

Interest Expense:

Interest expense for the three-month period ended June 30, 2015 and 2014 was $2.4 million and $3.4 million, respectively. The decrease in interest expense primarily resulted from a decrease in the interest rates of our restructured related-party debt. During the first quarter of 2015, we restructured our related-party loans. As a result, $9.7 million of related party loans had their interest rates reduced from between 12% and 18% per annum to between 3% and 10% per annum. The expense incurred in the 2015 period primarily related to interest expense of $1.2 million related to the related-party loans and third-party loans, $1.1 million of amortization of debt discounts and $0.2 million related to amortization of loan costs.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $14.5 million for three-month period ended June 30, 2015, as compared to net loss attributable to common stockholders of $10.0 million for the three months ended June 30, 2014. The increase in net loss attributable to common stockholders was due to an increase in salaries and wages expense of $4.8 million, a change in the fair value of derivatives of $3.0 million and a loss on exchange of shares of $2.3 million. This increase was offset by a $2.8 million decrease in the net loss on extinguishment of debt, an increase in gross profit of $1.0 million and an increase in the benefits from income taxes. Salaries and wages expense includes $5.2 million in non-cash stock compensation expense.

Results of Operations – Six months ended June 30, 2015 and 2014

Revenues:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$9,491	$8,472	$1,019	12%
Professional services	13,174	10,310	2,864	28%
Managed services	15,132	13,131	2,001	15%
Cloud services	5,442	-	5,442	N/M
Total	$43,239	$31,913	$11,326	35%

Revenues for the six-month period ended June 30, 2015 increased by $11.3 million, or 35%, to $43.2 million, as compared to $31.9 million for the corresponding period in 2014. The increases in revenues resulted primarily from our acquisitions included in our cloud services segment and increased revenue in our professional services segment and our managed services segment. During the six-month period ended June 30, 2015, 35% of our revenue was derived from our managed services segment, 30% from our professional services segment, 22% from our applications and infrastructure segment and 13% from our cloud services segment. During the six-month period ended June 30, 2014, 41% of our revenue was derived from our managed services segment, 32% from our professional services segment and 27% from our applications and infrastructure segment. Revenues from our cloud segment and the maintenance revenue from our managed services segment tends to be recurring in nature. Such recurring revenue was $12.6 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

Cost of revenue and gross margin:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$6,835	$4,930	$1,905	39%
Gross profit	$2,656	$3,541	$(885)	-25%
Gross profit percentage	28%	42%

Professional services
Cost of revenue	$10,485	$8,223	$2,262	28%
Gross profit	$2,689	$2,088	$601	29%
Gross profit percentage	20%	20%

Managed services
Cost of revenue	$11,015	$9,156	$1,859	20%
Gross profit	$4,117	$3,975	$142	4%
Gross profit percentage	27%	30%

Cloud services
Cost of revenue	$892	$-	$892	N/M
Gross profit	$4,550	$-	$4,550	N/M
Gross profit percentage	84%	N/M

Total
Cost of revenue	$29,227	$22,309	$6,918	31%
Gross profit	$14,012	$9,604	$4,408	46%
Gross profit percentage	32%	30%

Cost of revenue for the six-month periods ended June 2015 and 2014 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $6.9 million, or 31%, for the six-month period ended June 30, 2015 as compared to the comparable period of 2014 was primarily attributable to a corresponding increase in cost of revenue in our applications and infrastructure and managed services segments. The increase in cost of revenue from our application and infrastructure segment was due to less revenue from architecture and engineering services that historically have higher gross margins. The increases from our managed services segment resulted from increased costs as compared to revenue primarily from one major project whereby actual costs exceeded budgeted costs. Revenue increased 35% during the six months ended June 30, 2015 and cost of revenue increased 31%.

Our gross profit percentage was 32% for the six-month period ended June 30, 2015, as compared to 30% for the comparable period in 2014. The overall increase in gross profit percentage was due to increased margins within our cloud services segment. The cloud services segment business was acquired in October 2014.

Salaries and wages:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$971	$1,053	$(82)	-8%
Percentage of total revenue	2%	3%

Professional services	$1,854	$1,787	$67	4%
Percentage of total revenue	4%	6%

Managed services	$3,134	$3,492	$(358)	-10%
Percentage of total revenue	7%	11%

Cloud services	$1,220	$-	$1,220	N/M
Percentage of total revenue	3%	0%

Corporate	$7,402	$1,318	$6,084	462%
Percentage of total revenue	17%	4%

Total	$14,581	$7,650	$6,931	91%
Percentage of total revenue	34%	24%

For the six-month period ended June 30, 2015, salaries and wages increased $6.9 million to $14.6 million as compared to approximately $7.7 million for the same period in 2014. The increase resulted primarily from an increase in stock compensation expense. Stock compensation expense was $6.0 million and $1.3 million for the six months ended 2015 and 2014, respectively. Additionally, the increase is due to increased personnel associated with our cloud services segment which was acquired in October 2014. Salaries and wages were 34% of revenue during the six-month period ended June 30, 2015, as compared to 24% for the same period in 2014. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$941	$921	$20	2%
Percentage of total revenue	2%	3%

Professional services	$793	$618	$175	28%
Percentage of total revenue	2%	2%

Managed services	$829	$911	$(82)	-9%
Percentage of total revenue	2%	3%

Cloud services	$1,046	$-	$1,046	N/M
Percentage of total revenue	2%	0%

Corporate	$2,757	$3,182	$(425)	-13%
Percentage of total revenue	6%	10%

Total	$6,366	$5,632	$734	13%
Percentage of total revenue	15%	18%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $0.7 million, or 13%, to $6.3 million in the six-month period ended June 30, 2015, as compared to $5.6 million in the comparable period of 2014. The increase was primarily the result of acquisitions. General and administrative expenses related to our recently-acquired cloud services segment was $1.0 million for the six months ended June 30, 2015. General and administrative expense decreased to 15% of revenues in the six-month period ended June 30, 2015, from 18% in the comparable period in 2014.

Interest Expense:

Interest expense for the three-month period ended June 30, 2015 and 2014 was $6.1 million and $6.6 million, respectively. The decrease in interest expense primarily resulted from a decrease in the interest rates of our restructured related-party debt. During the first quarter of 2015, the Company restructured its related-party loans. As a result, $9.7 million of related party loans had their interest rates reduced from between 12% and 18% per annum to between 3% and 10% per annum. The expense incurred in the 2015 period primarily related to interest expense of $3.0 million related to the related-party loans and third-party loans, $2.6 million of amortization of debt discounts and $0.5 million related to amortization of loan costs.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $24.8 million for six-month period ended June 30, 2015, as compared to net income attributable to common stockholders of $0.4 million for the six months ended June 30, 2014. The increase in net loss attributable to common stockholders was due to the change in the fair value of derivative instruments of $23.0 million, a loss on exchange of shares of $2.3 million, an increase in salaries and wages expense of $6.9 million and a decrease in the benefit from income taxes of $2.2 million. This increase was offset by an increase in gross profit of $4.4 million and a $6.9 million decrease in the net loss on extinguishment of debt. Salaries and wages expense includes $6.5 million in non-cash stock compensation expense.

Liquidity and Capital Resources

At June 30, 2015, we had a working capital deficit of $12.7 million, as compared to a working capital deficit of $13.0 million at December 31, 2014.

We have been investing in personnel in anticipation of increasing revenue opportunities in the cloud segment of our business. As a result, we have generated losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through June 30, 2016, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level which more appropriately matches then-current revenue and expense levels. We are also evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party debt by converting such debt into common shares. Our management believes that these actions will enable us to meet our liquidity requirements through June 30, 2016. There is no assurance that we will be successful in any capital raising efforts that we may undertake to fund operations during 2015 and 2016.

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

We had capital expenditures of $0.1 million and $0.1 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.2 million for the six-month periods June 30, 2015 and 2014, respectively.  We expect our capital expenditures for the 12 months ending June 30, 2016 to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment.  We expect to fund such capital expenditures out of our working capital.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

	Six months ended June 30,
(dollar amounts in thousands)	2015	2014
Net cash provided by (used in) operations	$752	$(6,232)
Net cash used in investing activities	(1,262)	(12,219)
Net cash provided by financing activities	314	2,766

Net cash provided by operating activities for the six months ended June 30, 2015 was $0.8 million, which included $6.5 million in stock compensation charges and the issuance of shares for services, charges related to depreciation and amortization of debt discount and deferred issuance costs of $6.4 million, losses on the fair value of derivative liabilities of $0.2 million, losses on extinguishment and conversion of debt, modification of debt and exchange of shares of $7.0 million, and changes in accounts receivable, inventory, other assets, deferred revenue and accounts payable and accrued expenses of $4.3 million.

Net cash used in investing activities for the six months ended June 30, 2015 was $1.3 million. This consisted primarily of the issuance of notes receivable and capitalization of software development costs.

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2015. This consisted primarily of proceeds from term loans offset by repayments of notes and loans payable.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the three months covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

On April 10, 2015, we issued an aggregate of 849,031 shares of common stock to 104 of our employees under our 2012 Incentive Compensation Plan.

On April 10, 2015, we issued an aggregate of 30,000 shares of common stock in consideration of consulting services, which shares were valued at $1.98 per share.

On April 10, 2015, we issued an aggregate of 793,030 shares of common stock to the former owners of AW Solutions in consideration of earn-out provisions, which shares were valued at $1.98 per share.

On April 10, 2015, we issued an aggregate of 25,121 shares of common stock to the former owners of Logical Link in consideration of earn-out provisions, which shares were valued at $1.98 per share.

On May 14, 2015, we issued an aggregate of 348,164 shares of common stock upon conversion of $1,000 principal amount of term loans, which shares were valued at $3.74 per share.

On May 15, 2015, we issued an aggregate of 100,000 shares of common stock to a stockholder in consideration of amending the terms of the exchange agreement dated April 2, 2015, which shares were valued at $3.53 per share.

On May 19, 2015, we issued 243,443 shares of common stock to three parties upon conversion of $525 principal amount of related-party promissory notes, which shares were valued at $3.38 per share.

On June 10, 2015, we issued 8,306 shares of common stock upon conversion of $25 principal amount of related-party promissory notes, which shares were valued at $2.55 per share.

On June 23, 2015, we issued an aggregate of 223,031 shares of common stock to the former owners of Vaultlogix in consideration of earn-out provisions, which shares were valued at $2.92 per share.

On June 23, 2015, we issued an aggregate of 422,088 shares of common stock to the former owners of AW Solutions in consideration of earn-out provisions, which shares were valued at $2.92 per share.

On June 23, 2015, we issued an aggregate of 20,934 shares of common stock to the former owners of Logical Link in consideration of earn-out provisions, which shares were valued at $2.92 per share.

On June 23, 2015, we issued an aggregate of 27,735 shares of common stock to three members of our board of directors in consideration of board fees, which shares were valued at $2.92 per share.

On June 23, 2015, we issued an aggregate of 488,972 shares of common stock to twelve of our employees under our 2012 Incentive Compensation Plan, which shares were valued at $2.92 per share.

On June 23, 2015, we issued an aggregate of 490,567 shares of common stock to six of our employees for other considerations, which shares were valued at $2.92 per share.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

10.1	Forward Investments, LLC letter agreement
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

INTERCLOUD SYSTEMS, INC.

August 12, 2015	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

