Form 10-Q
period 2015-09-30
INTERCLOUD SYSTEMS, INC.
filed 2015-11-12
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,983,224 shares of common stock were issued and outstanding as of November 6, 2015.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 23, 2015, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of recent and future acquisitions;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our competitors developing the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters; and

●	we may incur goodwill and intangible asset impairment charges, which could harm our profitability.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2015	2014
		(Revised)
ASSETS
Current Assets:
Cash	$3,857	$5,470
Accounts receivable, net of allowances of $1,321 and $1,545, respectively	18,275	19,421
Inventories	2,745	1,031
Deferred loan costs	-	1,278
Loan receivable	1,003	300
Other current assets	331	1,448
Total current assets	26,211	28,948

Property and equipment, net	2,475	2,210
Goodwill	57,914	57,914
Intangible assets, net	29,345	33,699
Other assets	101	146
Total assets	$116,046	$122,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$18,066	$19,017
Deferred revenue	4,330	3,601
Income taxes payable	622	728
Bank debt, current portion	134	252
Notes, related parties	14,539	7,238
Contingent consideration	240	2,725
Derivative financial instruments	975	18
Term loans, current portion, net of debt discount	9,440	8,387
Total current liabilities	48,346	41,966

Long-term Liabilities:
Long-term deferred revenue	-	79
Bank debt, net of current portion	-	53
Notes, related parties, net of current portion	3,309	11,789
Deferred income taxes	1,452	2,583
Term loans, net of current portion and debt discount	26,679	26,993
Long term contingent consideration	-	823
Derivative financial instruments	6,066	2,391
Total long-term liabilities	37,506	44,711

Total liabilities	85,852	86,677

Commitments and contingencies

Stockholders' equity:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 25,684,414 and 17,910,081 issued and 25,255,659 and 17,909,231 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	3	2
Common stock warrants, no par	1,292	2
Treasury stock, at cost - 428,755 and 850 shares as of September 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	112,759	92,745
Accumulated deficit	(84,223)	(56,738)
Total InterCloud Systems, Inc. stockholders' equity	29,831	36,011
Non-controlling interest	363	229
Total stockholders' equity	30,194	36,240

Total liabilities, non-controlling interest and stockholders’ equity	$116,046	$122,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
				(Revised)

Service revenue	$19,375	$17,430	$54,583	$40,231
Product revenue	2,300	3,118	10,331	12,230
Total revenue	21,675	20,548	64,914	52,461
Cost of revenue	14,476	15,115	43,703	37,424
Gross profit	7,199	5,433	21,211	15,037

Operating expenses:
Depreciation and amortization	1,703	585	5,076	1,971
Salaries and wages	4,818	5,195	19,399	12,844
Selling, general and administrative	3,712	2,625	10,078	8,260
Goodwill impairment charges	-	1,369	-	1,369
Intangible asset impairment charges	-	2,392	-	2,392
Change in fair value of contingent consideration	(1,633)	860	(2,003)	860
Total operating expenses	8,600	13,026	32,550	27,696

Loss from operations	(1,401)	(7,593)	(11,339)	(12,659)

Other income (expenses):
Change in fair value of derivative instruments	927	2,141	731	24,931
Loss on settlement of contingent consideration	-	-	(205)	-
Interest expense	(2,560)	(2,755)	(8,631)	(9,388)
Loss on conversion of debt	(35)	(587)	(1,148)	(2,266)
Gain (loss) on extinguishment of debt	636	78	(2,324)	(9,869)
Loss on modification of related - party debt	-	-	(2,990)	-
Loss on exchange of shares	-	-	(2,331)	(2,385)
Other (expense) income	(18)	185	(118)	194
Total other income (expense)	(1,050)	(938)	(17,016)	1,217

Loss from operations before provision for (benefit from) income taxes	(2,451)	(8,531)	(28,355)	(11,442)

Provision for (benefit from) income taxes	220	127	(1,004)	(3,239)

Net loss from operations	(2,671)	(8,658)	(27,351)	(8,203)

Net (income) loss attributable to non-controlling interest	17	16	(134)	(56)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(2,654)	$(8,642)	$(27,485)	$(8,259)

Basic loss per share attributable to InterCloud Systems, Inc. common stockholders	$(0.11)	$(0.65)	$(1.33)	$(0.71)

Diluted loss per share attributable to InterCloud Systems, Inc. common stockholders	$(0.11)	$(0.65)	$(1.33)	$(1.41)

Basic weighted average common shares outstanding	23,431,871	13,313,973	20,529,686	11,554,715
Diluted weighted average common shares outstanding	23,431,871	13,376,539	20,529,686	13,653,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			Common Stock				Additional		Non-
	Common Stock		Warrants		Treasury Stock		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2014	17,910,081	$2	190,609	$2	(850)	$-	$92,745	$(56,738)	$229	$36,240

Issuance of shares upon conversion of debt	2,274,599	1	-	-	-	-	5,559	-	-	5,560
Issuance of shares upon conversion of related party debt	514,122	-	-	-	-	-	1,334	-	-	1,334
Issuance of shares to non-employees for services	177,586	-	-	-	-	-	434	-	-	434
Issuance of shares to employees and directors for services	3,184,536	-	-	-	-	-	7,107	-	-	7,107
Issuance of shares upon extinguishment of debt	445,422	-	-	-	-	-	1,085	-	-	1,085
Issuance of shares upon modification of debt	375,890	-	-	-	-	-	921	-	-	921
Issuance of shares for settlement of related-party interest	144,508	-	-	-	-	-	343	-	-	343
Issuance of shares upon restructuring of debt	100,000	-	-	-	-	-	292	-	-	292
Issuance of shares upon settlement of accounts payable	300,000	-	-	105	-	-	648	-	-	753
Issuance of shares for payout of incentives earned	128,205	-	-	-	-	-	288	-	-	288
Shares issued to third party	1,961	-	-	-	-	-	5	-	-	5
Issuance of shares for contingent consideration	555,409	-	-	-	-	-	1,457	-	-	1,457
Purchase of treasury shares	(127,905)	-	-	-	(127,905)	-	-	-	-	-
Return of shares and warrants issued upon settlement of accounts payable	(300,000)	-	-	(105)	(300,000)	-	(648)	-	-	(753)
Reclassification of warrants	-	-	-	546	-	-	-	-	-	546
Cancellation of warrants pursuant to bridge financing agreement	-	-	-	(546)	-	-	-	-	-	(546)
Issuance of warrants upon settlement of accounts payable	-	-	-	674	-	-	-	-	-	674
Issuance of warrants pursuant to bridge financing amendment	-	-	-	504	-	-	-	-	-	504
Re-issuance of warrants pursuant to bridge financing amendment	-	-	-	772	-	-	-	-	-	772
Cancellation and re-issuance of warrants pursuant to debt extinguishment	-	-	-	(660)	-	-	-	-	-	(660)
Reclassification of options granted	-	-	-	-	-	-	536	-	-	536
Fair value of lenders conversion premium	-	-	-	-	-	-	653	-	-	653
Net loss	-	-	-	-	-	-	-	(27,485)	134	(27,351)

Ending balance, September 30, 2015	25,684,414	$3	190,609	$1,292	(428,755)	$-	$112,759	$(84,223)	$363	$30,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the nine months ended September 30,
	2015	2014
		(Revised)
Cash flows from operating activities:
Net loss	$(27,351)	$(8,203)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	5,076	1,971
Provision for bad debts	185	-
Amortization of debt discount and deferred debt issuance costs	3,950	7,003
Loss on disposal of equipment	14	-
Stock compensation for services	6,934	2,559
Issuance of shares to non-employees for services	434	-
Change in fair value of derivative instruments	(731)	(24,931)
Shares issued to third party	5	-
Loss on modification of debt	2,990	-
Deferred income taxes	(1,131)	(3,693)
Goodwill impairment	-	1,369
Intangible asset impairment	-	2,392
Loss on fair value of conversion feature	-	2,385
Loss on conversion of debt	1,148	2,266
Loss on extinguishment of debt	2,324	9,869
Loss on exchange of shares	2,331	-
Loss on settlement of contingent consideration	205	-
Change in fair value of contingent consideration	(2,003)	860
Changes in operating assets and liabilities:
Accounts receivable	961	(2,474)
Inventory	(1,714)	(1,531)
Other assets	1,162	(1,537)
Deferred revenue	650	1,483
Accounts payable and accrued expenses	2,555	1,172
Net cash used in operating activities	(2,006)	(9,040)

Cash flows from investing activities:
Purchases of equipment	(299)	(302)
Capitalization of software costs	(700)	-
Issuance of notes receivable	(703)	-
Consideration paid for acquisitions, net of cash received	-	(12,029)
Net cash used in investing activities	(1,702)	(12,331)

Cash flows from financing activities:
Settlement of contingent consideration	-	(1,779)
Repayment of loans to third-parties	-	(309)
Proceeds from loans to third-parties	-	190
Proceeds from bank borrowings	-	36
Repayments of bank borrowings	(171)	(111)
Repayments of notes and loans payable	(2,715)	(12,345)
Proceeds from notes and loans payable	5,006	12,316
Proceeds from related party borrowings	-	7,520
Repayment of related party borrowings	(25)	(103)
Exercise of public offering warrants	-	675
Net cash provided by financing activities	2,095	6,090

Net decrease in cash	$(1,613)	$(15,281)

Cash, beginning of period	5,470	17,867

Cash, end of period	$3,857	$2,586

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,711	$1,342
Cash paid for income taxes	$177	$22

Non-cash investing and financing activities:
Issuance of shares for settlement of warrants	$-	$900
Issuance of shares pursuant to settlement of acquisition notes	$-	$814
Issuance of shares pursuant to conversion of debt	$5,560	$10,722
Issuance of shares pursuant to modification of debt	$921	$-
Issuance of shares pursuant to extinguishment of debt	$1,085	$18,109
Issuance of shares pursuant to restructuring of debt	$292	$-
Issuance of shares upon conversion of related party debt	$1,334	$-
Issuance of shares pursuant to acquisitions	$-	$7,273
Additional note payable issued as part of related party debt modification	$1,728	$-
Addition to debt discount	$7,020	$7,741
Conversion of accrued interest to note payable	$450	$-
Issuance of shares for AWS earn out provisions	$-	$2,545
Issuance of shares for earn out provisions related to prior year acquisitions	$1,457	$-
Issuance of shares for settlement of interest	$343	$604
Issuance of warrants for settlement of accounts payable	$674	$-
Issuance of warrants pursuant to bridge financing agreement	$1,276	$-
Issuance of shares for payout of incentives earned	$288	$-

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

Since January 2014, the Company has completed the following material and other acquisitions:

●	Integration Partners-NY Corporation. In January 2014, the Company acquired Integration Partners-NY Corporation (“IPC”), a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises, government entities and telecommunications service providers.

●	RentVM, Inc. In February 2014, the Company acquired RentVM, Inc. (“RentVM”), a New Jersey-based provider of infrastructure-as-a-service (IaaS), platform-as-a-service (PaaS) and software-as-a-service (SaaS) technology for small to mid-sized businesses, enterprise, and carrier customers across all major verticals. Iaas, Paas and Saas allow customers to run their applications on RentVM equipment without the customer purchasing capital equipment in a private, public, or hybrid cloud environment. RentVM expands the Company’s managed services capabilities by providing a software-defined data center (SDDC) platform to offer enterprise-grade cloud computing solutions.

●	Highwire Broadview Technologies, Inc. On April 1, 2014, the Company’s subsidiary, ADEX Corporation, acquired the assets of Broadview Technologies, Inc., DBA High Wire Networks (“High Wire”), a telecommunications infrastructure engineering firm based in Alabama.

●	Nottingham Enterprises LLC. In July 2014, the Company purchased a 40% interest of Nottingham Enterprises LLC (“Nottingham”), a reseller of telecommunications hardware.

●	VaultLogix, LLC. In October 2014, the Company acquired VaultLogix, LLC and certain related entities (“VaultLogix”), a leading provider of cloud backup services to nearly 10,000 businesses around the world. VaultLogix safeguards a wide range of enterprise-class operating systems and applications through its unique combination of encryption, block-level data duplication and compression. In addition, through its partner program, VaultLogix offers software branding, a robust partner portal and dedicated account management.

●	PCS Holding LLC. On December 1, 2014, the Company’s subsidiary, VaultLogix, purchased the assets of PCS Holding LLC, DBA Axim Cloud (“Axim”). Axim sells Amazon web services, including cloud storage services.

●	Logical Link. On December 1, 2014, the Company’s subsidiary, AW Solutions LLC, acquired the assets of FRJ, LLC, DBA Logical Link (“Logical Link”), an Outside Plant (OSP) engineering company that specializes in field design and drafting of Wireline, Fiber and distributed antenna system (DAS) deployments. Logical Link also performs construction and installation through subcontractors.

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

Liquidity

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company suffered recurring losses from operations. At September 30, 2015 and December 31, 2014, the Company had stockholders’ equity of $30,194 and $36,240, respectively. The decrease of $9,117 in the Company’s working capital from December 31, 2014 to September 30, 2015 was primarily the result of $12,920 in related-party notes payable and $10,683 in term loans becoming due within one year as of September 30, 2015, $1,278 in amortization of deferred loan costs, $1,117 in amortization of prepaid expenses, $975 of derivative liabilities becoming due within one year as of September 30, 2015, and a decrease in a cash of $1,613 due primarily to the increase in net loss. The decrease in working capital was offset by the restructuring of approximately $9,370 of related-party notes payable, as described in Note 11 Related Parties, and re-valuation of $2,485 in contingent consideration.

On or prior to September 30, 2016, the Company has obligations relating to the payment of indebtedness as follows:

●	$6,865 related to promissory notes held by a related party that are due on or before September 30, 2016;

●	$6,082 related to term loans due on May 15, 2016;

●	$5,755 related to a promissory note held by a related party that is due on May 30, 2016;

●	$2,000 related to term loans that are payable in quarterly installments through June 2016;

●	$1,231 of amortization payments due within one year related to a term loan due on February 6, 2017;

●	$1,060 related to a term loan due on May 14, 2016;

●	$308 of amortization payments due within one year related to a term loan due on February 11, 2017;

●	$225 related to a promissory note held by a related party that is due on May 30, 2016;

●	$134 related to current payments due on bank loans; and

●	$75 related to a promissory note held by a related party that is due on demand.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to September 30, 2016 from earnings from operations, including, in particular, the operations of VaultLogix, which was acquired in October 2014, and possibly from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segments of its business, which contributed to the losses from operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. During the nine months ended September 30, 2015, the Company restructured the terms of certain related-party promissory notes and term loans which extended the maturity dates and reduced the interest rates accruing on such notes and loans. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through September 30, 2016. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on March 23, 2015.

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

During the three months ended March 31, 2015, the Company re-evaluated its cloud services and managed services reportable segment. The Company concluded that, due to the material nature of the cloud services operating activities and the gross margins achieved within the managed services and cloud services operating segments, the cloud services segment should be presented separately within the unaudited condensed consolidated financial statements. As such, the Company concluded that it had four reportable segments as of September 30, 2015: applications and infrastructure, professional services, managed services, and cloud services.

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

Revenue Recognition

The Company’s revenues are generated from its four reportable segments: applications and infrastructure, professional services, managed services, and cloud services. The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

The revenues of the Company’s professional services segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at September 30, 2015 and 2014, respectively.

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

Deferred Loan Costs

Deferred loan costs are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the three months ended September 30, 2014 was $167. There was no amortization related to deferred loan costs during the three months ended September 30, 2015. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the nine months ended September 30, 2015 and 2014 was $475 and $1,165, respectively. As a result of the conversion of a portion of the Company’s convertible debentures and a term loan in the aggregate principal amount of $13,750 at various dates during 2014, the Company recorded $722 of accelerated amortization of the deferred loan costs related to that debt for the nine months ended September 30, 2014.

Inventory

The inventory balance at September 30, 2015 and December 31, 2014 relates to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at lower of cost or market until sold. Inventory consisted of networking and telecommunications equipment that was purchased and not delivered to customers as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, respectively, the Company did not identify any indicators of impairment.

Commitments and Contingencies

In March 2014, a complaint was filed in the United States District Court for the District of New Jersey against the Company, the Company’s Chairman of the Board and Chief Executive Officer, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company’s common stock between November 5, 2013 and March 17, 2014. The complaint alleges violations by the defendants (other than the Company’s Chairman of the Board and Chief Executive Officer) of Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of the Company’s common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleges that the Company’s Chairman of the Board and Chief Executive Officer and the Company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On November 3, 2014, the United States District Court for the District of New Jersey issued an order appointing Robbins Geller Rudman & Dowd LLP as lead plaintiffs’ counsel and Cohn Lifland Pearlman Herrmann & Knopf LLP as liaison counsel for the pending actions. The lead filed an amended complaint in January 2015 adding additional third-party defendants. The Company filed a motion to dismiss the amended complaint in late January 2015 and the plaintiffs filed a second amended complaint in early March 2015. The Company filed a motion to dismiss the second amended complaint on March 13, 2015. The Company’s motion to dismiss was denied by the Court on October 29, 2015.

The Company acquired IPC in January 2014, and during 2014 advised the sellers of IPC that a post-closing financial audit of IPC’s historical financial statements showed a discrepancy in the adjusted EBITDA of IPC as represented by the sellers. The Company made a claim for such misrepresentation against a cash portion of the IPC purchase price that remains in escrow. In January 2015, a complaint was filed in the United States District Court of the Southern District of New York against the Company, the Company’s Chief Executive Officer, and the Company’s Chief Accounting Officer and former Chief Financial Officer. The complaint alleges, among other claims, the Company’s breach of contract, breach of implied covenant of good faith and fair dealing and unjust enrichment relating to the Company’s purported failure to pay certain post-closing purchase price payments to the sellers of IPC in connection with the Company’s purchase of IPC in January 2014. The complaint also alleges that the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer and former Chief Financial Officer intentionally interfered with such contractual obligations of the Company under the related stock purchase agreement between the Company and the plaintiffs.   The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. In addition, the complaint seeks specific performance of the enforcement of the terms of the purchase contract and the Company’s payment of not less than $2,500.  On April 17, 2015, the Company and the other defendants filed a motion to dismiss the principal substantive claims in the complaint.  The Court’s decision on the motion is pending.

The Company has reviewed the aforementioned litigation and determined that a loss estimate cannot be reasonably determined as of September 30, 2015.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company adopted a formal performance incentive plan in December 2012 and updated the plan in 2015. The shares issued under the 2012 Plan remain in effect as of September 30, 2015. The Company issued options prior to the adoption of this plan, but the amount was not material. Historically, the Company has awarded stock grants to certain of its employees and consultants that did not contain any performance or service conditions. Starting in January 2014, the Company has issued stock grants with and without performance or service conditions. Compensation expense included in the Company’s unaudited condensed consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. When common stock is forfeited, the Company reverses any stock compensation expense and records the return of shares within treasury stock.

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

The following sets forth the computation of diluted EPS for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
				(Revised)
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(8,642)	13,313,973	$(0.65)	$(8,259)	11,554,715	$(0.71)
Change in fair value of derivative instruments	-	-	-	(21,590)	-	-
Loss on conversion of debt	-	-	-	3,103	-	-
Interest expense related to convertible instruments	-	-	-	7,489	-	-
Dilutive shares related to warrants	-	62,566	-	-	215,223	-
Dilutive shares related to 12% Convertible Debentures convertible feature	-	-	-	-	592,258	-
Dilutive shares related to Forward Investments, LLC convertible feature	-	-	-	-	1,018,082	-
Dilutive shares related to 31 Group, LLC convertible feature	-	-	-	-	235,479	-
Dilutive shares related to convertible promissory note to former owner of Nottingham	-	-	-	-	37,936	-
Dilutive EPS	$(8,642)	13,376,539	$(0.65)	$(19,257)	13,653,693	$(1.41)

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented for the three or nine months ended September 30, 2015, respectively, in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The anti-dilutive shares of common stock outstanding for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Options	175,000	-	175,000	-
Warrants	1,025,000	283,870	1,025,000	-
Convertible notes	1,845,789	273,415	1,845,789	235,479
Convertible debenture	10,153,830	1,610,340	10,153,830	-
	13,199,619	2,167,625	13,199,619	235,479

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of September 30, 2015 and December 31, 2014, was estimated at $56,883 and $57,921, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as level 2.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Fair Value of Derivatives

The Company has historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the quarter ended September 30, 2015, the Company determined that it should utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company has evaluated its derivative instruments and determined that the value of those derivative instruments, whether using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on its historical unaudited condensed consolidated statements of operations for the three and nine months ended September 30 2015 and 2014, respectively.

Derivative Warrant Liabilities

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Footnote 7 for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 consisted of:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollar amounts in thousands)	(Level 1)	(Level 2)	(Level 3)
	September 30, 2015
Liabilities:
Warrant derivatives	$-	$-	$975
Long-term warrant derivatives	-	-	6,066
Contingent consideration	-	-	240

Total liabilities at fair value	$-	$-	$7,281

	December 31, 2014
Liabilities:
Warrant derivatives	$-	$-	$18
Long-term warrant derivatives	-	-	1,855
Contingent consideration	-	-	2,725
Long-term contingent consideration	-	-	823
Issuance of option shares	-	-	536

Total liabilities at fair value	$-	$-	$5,957

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2015 were as follows:

(dollar amounts in thousands)	Amount
Balance as of December 31, 2014	$5,957

Change in fair value of derivative	(1,025)
Settlement of contingent consideration	(306)
Change in fair value of contingent consideration	(370)
Fair value of conversion feature on date of issuance	2,230
Fair value of net settlement of accounts payable	721
Adjustment of derivative liability upon extinguishment of debt	2,600
Reclassification of options to equity	(536)
Reclassification of derivative warrants to equity	(546)
Balance as of March 31, 2015	8,725

Settlement of contingent consideration	(1,001)
Change in fair value of derivative	1,221
Adjustment of derivative liability pursuant to exchange agreement	23
Fair value of lender default premium derivative on date of issuance	22
Adjustment of net settlement of accounts payable derivative due to cancellation of shares and warrants	80
Payment of accounts payable related to net settlement of accounts payable derivative liability	(225)
Fair value of net settlement of accounts payable	178
Balance as of June 30, 2015	9,023

Settlement of contingent consideration	(1,633)
Change in fair value of derivative	(927)
Adjustment of derivative liability upon extinguishment of debt	163
Fair value of lender default premium derivative on date of issuance	655
Balance as of September 30, 2015	$7,281

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

Recent Accounting Pronouncements

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities. This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds. ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the unaudited condensed consolidated financial statements.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the unaudited condensed consolidated financial statements and have not yet determined the method by which the Company will adopt the standard.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). When effective, ASU 2015-16 will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This new guidance is effective for the annual period ending after December 15, 2015, including interim periods within that fiscal year. The requirements of ASU 2015-16 are not expected to have a significant impact on the unaudited condensed consolidated financial statements.

Reclassifications

Certain 2014 activities and balances were reclassified to conform to classifications used in the current period. The reclassified balances relate to:

•	On the unaudited condensed consolidated balance sheets - remeasurement period adjustments related to the in-process research and development associated with the RentVM acquisition. For further detail, refer to Note 2 Acquisitions;
•	On the unaudited condensed consolidated balance sheets - remeasurement period adjustments related to the income tax effect of the in-process research and development associated with the RentVM acquisition. For further detail, refer to Note 2 Acquisitions;
•	On the unaudited condensed consolidated balance sheets - reclassification of $575 principal amount of the Mark Munro 1996 Charitable Remainder UniTrust from term loans to notes - related-party;
•	On the unaudited condensed consolidated statement of operations – as noted within the Company’s December 31, 2014 Form 10-K, during the fourth quarter of 2014, the Company updated its allocation of the purchase price of IPC and RentVM to the assets and liabilities acquired and determined that a portion of its valuation allowance was no longer required. The Company has reflected this adjustment as if the transaction occurred at the time of acquisition;
•	On the condensed consolidated statement of cash flows – the statement of cash flows was revised to present the effect of the transactions noted above on the Company’s cash flows as of September 30, 2014.

2. ACQUISITIONS

Acquisition of IPC (Revised)

On January 2, 2014, the Company acquired IPC, a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises and telecommunications service providers. The purchase consideration for IPC was $21,153, which was paid with $13,451 in cash, common stock valued at $1,447, and a convertible note in the principal amount of $6,255, which was equal to the net working capital of IPC on the date of acquisition. Refer to Note 11 for further detail on the convertible note. The Company used the fair value of the common stock issued. As the total consideration paid by the Company for IPC exceeded the net assets acquired, the Company recorded approximately $15,131 of goodwill. The goodwill is attributable to synergies and economies of scale related to operating expenses provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of IPC was $118, which amount was recorded on the Company’s unaudited condensed consolidated statement of operations as general and administrative expenses for the nine months ended September 30, 2014. The Company finalized all purchase price allocation adjustments related to the acquisition of IPC as of December 31, 2014.

The original deferred tax liability that was recorded in the first quarter of 2014 should have resulted in the reduction of the Company’s valuation allowance. The reduction in the valuation allowance was not recorded by the Company at that time. In the fourth quarter of 2014, the Company finalized the allocation of purchase price to the assets and liabilities acquired and determined that a portion of its valuation allowance was no longer required and recorded a tax benefit of $3,195. The Company has reflected this adjustment within the line item “benefit from income taxes” on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2014.

Acquisition of RentVM (Revised)

On February 3, 2014, the Company acquired RentVM, a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) Cloud environments. The purchase consideration for RentVM was $5,880, which was paid with common stock valued at $5,280 and the conversion of a pre-existing note in the principal amount of $600, which was used to complete the acquisition. As the total consideration paid by the Company for RentVM exceeded the net assets acquired, the Company recorded approximately $2,851 of goodwill. The goodwill is attributable to synergies and economies of scale provided to the Company. The goodwill is not tax deductible. The Company acquired in-process research and development related to RentVM’s cloud products, that were under development by RentVM at the time of acquisition, to which the Company ascribed a value of $4,000. The Company recorded a deferred tax liability of $1,560 related to the acquired in-process research and development intangible asset. During the three months ended June 30, 2015, the Company began amortizing the in-process research and development as the product is now available for general release to customers. In conjunction with the accounting associated with the RentVM acquisition, the Company recorded a net deferred tax liability related to the book and tax basis difference of the underlying RentVM intangible asset. The net deferred tax liability will serve as reversible temporary difference that will give rise to future taxable income and, accordingly, serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. As a result, the Company released the valuation allowance associated with the $1,560 deferred tax liability and recorded this adjustment as a benefit from income taxes during the three months ended June 30, 2015. The Company finalized all purchase price allocation adjustments related to the acquisition of RentVM as of March 31, 2015.

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

Acquisition of VaultLogix

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,385 in cash, (ii) 1,008,690 shares of the Company’s common stock and (iii) $15,627 in unsecured convertible promissory notes, as further described in Footnote 6. The closing payments are subject to customary working capital adjustments. As the total consideration paid by the Company for VaultLogix exceeded the net assets acquired, the Company recorded approximately $20,427 of goodwill and $13,400 of intangible assets. The goodwill is attributable to synergies and economies of scale related to operating expenses provided to the Company. The goodwill is not tax deductible. The Company finalized all purchase price allocations related to the acquisition of VaultLogix as of September 30, 2015. Based on the final analysis, the Company determined that no adjustments were necessary to the VaultLogix purchase price allocations previously disclosed within its December 31, 2014 Form 10-K.

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

Unaudited pro forma results of operations data of the Company as if the material acquisitions of IPC, RentVM and VaultLogix had occurred as of January 1, 2014 are as follows:

Pro Forma Results
(Unaudited)
For the three months ended September 30,
(dollar amounts in thousands)	2014
Revenue	$23,221

Net loss	$(11,774)

Basic loss per share	$(0.81)

Diluted loss per share	$(0.96)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Pro Forma Results
(Unaudited)
For the nine months ended September 30,
(dollar amounts in thousands)	2014
Revenue	$60,789

Net loss	$(12,370)

Basic loss per share	$(0.98)

Diluted loss per share	$(2.52)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2014 and is not intended to be a projection of future results.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
(dollar amounts in thousands)	2015	2014
Vehicles	$777	$761
Computers and office equipment	870	638
Equipment	4,731	4,713
Software	2,735	2,025
Total	9,113	8,137
Less accumulated depreciation	(6,638)	(5,927)

Property and equipment, net	$2,475	$2,210

Depreciation expense for the three months ended September 30, 2015 and 2014 was $253 and $85, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $720 and $229, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the nine-month period ended September 30, 2015 resulting from the acquisitions by the Company of its operating segments.

(dollar amounts in thousands)	Applications and Infrastructure	Professional Services	Managed Services	Cloud Services	Total
Balance at December 31, 2014	$6,906	$9,257	$44,191	$-	$60,354

Purchase price allocation adjustment	-	-	(2,440)	-	(2,440)

Reclassification of operating segments	-	-	(23,349)	23,349	-

Balance at December 31, 2014 (revised)	6,906	9,257	18,402	23,349	57,914

Balance at September 30, 2015	$6,906	$9,257	$18,402	$23,349	$57,914

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Intangible Assets

The following table summarizes the Company’s intangible assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015					December 31, 2014
						(Revised)
(dollar	Estimated	Gross				Gross			Revaluation
amounts in	Useful	Carrying		Accumulated	Net Book	Carrying	Accumulated	Impairment	Period	Net Book
thousands)	Life	Amount	Reclassification	Amortization	Value	Amount	Amortization	Charge	Adjustment	Value
Customer relationships	7-10 yrs	$23,053	$-	$(5,191)	$17,862	$24,270	$(2,891)	$(1,219)	$-	$20,160
Non-compete agreements	2-3 yrs	3,523	-	(1,840)	1,683	3,523	(1,055)	-	-	2,468
Internally developed software	3 years	3,200	-	(1,041)	2,159	3,200	(241)	-	-	2,959
Purchased software	5 years	-	4,000	(333)	3,667	-	-	-	-	-
In-process research and development		4,000	(4,000)	-	-	-	-	-	4,000	4,000
URL's	Indefinite	8	-	-	8	10	-	(2)	-	8
Tradenames	1 year	959	-	(171)	788	959	(33)	-	-	926
Tradenames	Indefinite	3,178	-	-	3,178	4,349	-	(1,171)	-	3,178
Total intangible assets		$37,921	$-	$(8,576)	$29,345	$36,311	$(4,220)	$(2,392)	$4,000	$33,699

Amortization expense related to the acquired intangible assets was $1,450 and $499 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to the acquired intangible assets was $4,356 and $1,742 for the nine months ended September 30, 2015 and 2014, respectively.

5. BANK DEBT

Bank debt as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
(dollar amounts in thousands)	2015	2014
One installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicles, maturing July 2016	$4	$9

Five lines of credit, monthly principal and interest, interest ranging from $0 to $1, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing June 2016	130	296
	134	305
Less: Current portion of bank debt	(134)	(252)

Long-term portion of bank debt	$-	$53

The interest expense associated with the bank debt during the three months ended September 30, 2015 and 2014 amounted to $2 and $13, respectively. The interest expense associated with the bank debt during the nine months ended September 30, 2015 and 2014 amounted to $9 and $45, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

6. TERM LOANS

Term loans as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$3	$3

Promissory note with company owned by former owner of Tropical, 9.75% interest, monthly payments of interest of only $1, unsecured and personally guaranteed by former owner of Tropical, due November 2016	106	106

Promissory notes, unsecured, maturing in July 2015	-	30

12% convertible note payable, net of debt discount of $421, matured in June 2015	-	1,910

Term loan, White Oak Global Advisors, LLC, maturing in October 2017, net of debt discount of $439 and $0, respectively	11,525	13,261

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, unsecured, maturing in May 2016, net of debt discount of $21 and $0, respectively	1,039	1,000

Bridge loan agreement, secured, maturing May 2016, net of debt discount of $73 and $555, respectively	6,009	3,444

Promissory note, unsecured, maturing in February 2017, net of debt discount of $588 and $0, respectively	1,427	-

12% convertible note, unsecured, maturing in January 2017, net of debt discount of $120 and $0, respectively	384	-

	36,119	35,380
Less: Current portion of term loans	(9,440)	(8,387)

Long-term portion term loans, net of debt discount	$26,679	$26,993

Term Loan - White Oak Global Advisors

On October 9, 2014, the Company’s wholly-owned subsidiary, VaultLogix, entered into a loan and security agreement with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, Data Protection Services, L.L.C. (“DPS”), U.S. Data Security Acquisition, LLC (“USDSA”) and U.S. Data Security Corporation (“USDSC”) as guarantors, pursuant to which VaultLogix received a term loan in an aggregate principal amount of $13,261. Interest on the term loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate, as adjusted as of each Libor Index Adjustment Date and (ii) 1.00% per annum; plus (b) 1,100 basis points per annum. The LIBOR Index Rate was 0.8527 and 0.6044 as of September 30, 2015 and December 31, 2014, respectively. However, this did not exceed the 12% stated rate as defined in item (ii) above.

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

The term loan is subject to certain affirmative and negative covenants that are tested at the end of each fiscal quarter. The Company was in compliance with all covenants as of September 30, 2015 and December 31, 2014.

Principal of $11,964 and $13,261 remained outstanding as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, the Company had not forced any conversions.

12% Convertible Debentures

In December 2013, the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company issued to such investors convertible debentures in the original aggregate principal amount of $11,625 (the "Convertible Debentures") and an aggregate of 36,567 shares of its common stock for an aggregate purchase amount of $11,626. The Convertible Debentures matured on June 13, 2015 and bore interest at the rate of 12% per annum. At the Company’s election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments were payable by the issuance of shares of the Company’s common stock at a price per share equal to the lesser of (i) the Conversion Price (as defined below) and (ii) 75% of the average of the VWAP (the daily volume weighted average price) of the Company’s common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Promissory Notes

The Company entered into a securities purchase agreement with an investor whereby the Company issued to the investor a demand promissory note, dated November 17, 2014, in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matured on the earlier of: (x) November 10, 2015 or (y) upon demand by the investor, which such demand could be made any time 150 days following the issuance of the note upon 30 days’ written notice to the Company; provided, that $60 of interest was guaranteed by the Company regardless of when the note was repaid. The Company could have redeemed the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium could be paid in cash or common stock at the option of the Company. The holder demanded repayment of the demand promissory note by May 16, 2015 and such note was converted on May 14, 2015 into 384,164 shares of the Company’s common stock. The Company recorded the conversion as a loss on conversion of debt of $264 on the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2015.

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

On August 6, 2015, the Company amended the May 14, 2015 term promissory note to increase the principal amount of the note to $1,060 and modify the terms of the promissory note to allow for the investor to convert the note into shares of the Company’s common stock. The term promissory note is now convertible into shares of the Company’s common stock at the election of the investor at a conversion price equal to $2.00 per share, subject to certain adjustments.

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matures on January 6, 2017. At the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. The investor may elect to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 7 Derivative Instruments for further detail on the derivative features associated with the August 6, 2015 convertible note.

Principal of $3,165 on both notes remained outstanding as of September 30, 2015.

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

On December 31, 2014, pursuant to the bridge financing agreement, the Company issued to the investor an additional note in the principal amount of $1,500 for a purchase price of $1,425 with interest accruing at the rate of 12% per annum. The Company used the proceeds of this additional financing to repay the convertible note payable to 31 Group, LLC.

On May 15, 2015, the Company and GPB Life Science Holdings, LLC entered into a securities purchase agreement and Amendment No. 1 to the bridge financing agreement whereby the Company (i) issued and sold to the investor a senior secured convertible note in the principal amount of $2,000, having substantially the same terms and conditions as the outstanding notes, (ii) issued to the investor a four-year warrant, exercisable for up to 200,000 shares of the Company’s common stock, with an exercise price of $3.75, subject to adjustment as set forth therein, (iii) issued to the investor a four-year warrant, exercisable for up to 50,000 shares of the common stock, with an exercise price of $3.93, subject to adjustment as set forth therein, (iv) amended the exercise price of the outstanding warrants held by the investor to $3.75, subject to adjustment as set forth in such warrants, (v) extended the maturity date of the outstanding notes held by such investor, such that the maturity date of all three notes, subject to certain exceptions as provided in the Agreement, is May 15, 2016, (vi) amended the outstanding notes held by such investor to make them convertible into shares of the Company’s common stock at an exercise price of $3.75 per share, and (vii) added the same amortization provision to the outstanding notes held by such investor as is in the new note requiring the Company to make three amortization payments to the investor of $1,125 each on each of September 1, 2015, December 1, 2015 and March 1, 2016, so that each of the three notes receives its pro-rata portion of each $1,250 amortization payment. In addition, the Company and the investor have agreed that all or any portion of the $6,000 aggregate principal amount of the Notes may, by mutual agreement of the Company and the investor, be paid by the Company at any time and from time to time by the issuance to the investor of no more than 1,600,000 shares of the Company’s common stock.

In conjunction with Amendment No. 1 to the bridge financing agreement, the Company incurred legal and placement fees of $209 and recorded this amount as a debt discount that will be amortized to interest expense on the unaudited condensed consolidated statement of operations.

The Company accounted for Amendment No. 1 to the bridge financing agreement in accordance with ASC 470-50, Debt – Modifications and Extinguishments (“ASC Topic 470-50”). In accordance with ASC Topic 470-50, the Company extinguished the December 3, 2014 and December 31, 2014 bridge financing senior secured convertible notes in the amounts of $2,500 and $1,500, respectively, and recorded a new bridge financing senior secured convertible note in the amount of $6,020 on the balance sheet as of May 15, 2015. The fair value of the Amendment No. 1 senior secured convertible note was $6,020, which was an amount in excess of the face value of the $6,000 senior secured convertible note and as such, the Company recorded the fair value of the lender’s conversion feature of the note of $827 to additional paid-in capital in the balance sheet and a related loss on debt extinguishment of $847 on the statement of operations. In addition, the Company used a Monte-Carlo simulation to fair-value the lender’s default premium option and recorded a derivative liability of $22 to debt discount on the statement of operations as of May 15, 2015.

On August 12, 2015, the Company and GPB Life Science Holdings, LLC entered into Amendment No. 2 to the original bridge financing agreement, dated December 3, 2014, whereby the Company and GPB Life Science Holdings, LLC agreed to (i) reduce the conversion price of the notes from $3.75 to $2.00 per common share, (ii) amend and restate the prior warrants and additional warrants to reduce the exercise price from $3.75 to $2.00 per warrant share, (iii) increase the number of amortization payment dates and reduce the amortization payments to $563, and (iv) permit the Company to make the amortization payments in shares of the Company common stock converted from any of the prior notes or the new notes. The conversion price for the shares of the Company’s common stock used to make an amortization payment shall be the lesser of (i) $2.00 and (ii) 75% of the average of the volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The Company accounted for Amendment No. 2 in accordance with ASC 470-50, Debt – Modifications and Extinguishments (“ASC Topic 470-50”). In accordance with ASC Topic 470-50, the Company extinguished the May 15, 2015 Amendment No. 1 bridge financing senior secured convertible note in the amount $6,020, and recorded a new bridge financing senior secured convertible note in the amount of $6,082 on the unaudited condensed consolidated balance sheet as of August 12, 2015. The fair value of the Amendment No. 2 senior secured convertible note was $6,082, which was an amount in excess of the face value of the $6,000 senior secured convertible note and as such, the Company recorded the fair value of the lender’s conversion feature of the note of $653 to additional paid-in capital on the balance sheet and a related loss on debt extinguishment of $115 on the statement of operations. In addition, the Company wrote-off the lender’s default premium option of $22, which was included in the $115 loss on debt extinguishment noted above, and used a Monte-Carlo simulation to fair-value the lender’s maturity date feature, noted in Amendment No. 2, and recorded a derivative liability of $75 to debt discount on the statement of operations as of August 12, 2015.

Principal of $6,082 and $4,000 remained outstanding under the respective agreements as of September 30, 2015 and December 31, 2014, respectively.

Refer to Note 7, Derivative Instruments, for further detail on the warrants issued as part of the original bridge financing agreement, Amendment No. 1 and Amendment No. 2.

Smithline Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 7 Derivative Instruments for further detail on the derivative features associated with the Richard Smithline convertible note.

Principal of $526 remained outstanding as of September 30, 2015.

7. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible debt and freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC Topic 815”).

MidMarket Warrants

In connection with a loan agreement, the Company issued warrants to the lenders in September 2012. These warrants were outstanding at September 30, 2015 and December 31, 2014.

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

On September 17, 2015, the third anniversary date of the warrants, the Company failed to comply with the Minimum Adjusted EBITDA provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2017.

On September 30, 2015, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on that date, and determined the fair value was $95. On December 31, 2014, the Company used a Black-Scholes pricing model to determine the fair value of the derivative liability of the warrants as of that date, and determined the fair value was $212. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2015 and 2014 as a gain of $41 and $253, respectively, and a gain of $117 and $3,007 for the nine months ended September 30, 2015 and 2014, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The fair value of the warrant derivative liability as of September 30, 2015 was calculated using a binomial lattice pricing model and, as of December 31, 2014, a Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2015	2014

Fair value of Company’s common stock	$1.78	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	2.0 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	0.49%	0.46%

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

On September 30, 2015, the Company used a binomial lattice pricing model and, as of December 31, 2014, the Black-Scholes pricing method, to determine the fair value of the derivative liability relating to the April 15, 2014 warrants on that date, and determined the fair value was nominal and $74, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2015 and 2014 as a gain of $11 and $315, respectively, and a gain of $10 and $165 for the nine months ended September 30, 2015 and 2014, respectively.

The fair value of the April 15, 2014 warrants derivative at September 30, 2015 was calculated using a binomial lattice pricing model and, as of December 31, 2014, the Black-Scholes option pricing model, with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2015	2014

Fair value of Company’s common stock	$1.78	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	7.25	7.25
Estimated life	.5 years	1.3 years
Risk free interest rate (based on 1-year treasury rate)	0.21%	0.46%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

12% Convertible Debentures Convertible Feature

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company’s common stock issued to the original purchasers of the Convertible Debentures, which amount was amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620, which amount was amortized over the life of the Convertible Debentures. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature. The Company recorded interest expense of $889 related to the amortization of the debt discount for the three months ended September 30, 2014, and $421 and $2,671 related to the amortization of the debt discount for the nine months ended September 30, 2015 and 2014, respectively.

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

During June 2015, the Company issued shares of common stock for the required amortization payments of the Convertible Debentures. The final amortization payment was made in shares of common stock in June 2015 which repaid the final amount due under the Convertible Debentures. The Company then amortized the remaining debt discount and deferred loan costs of $84 related to the convertible feature to interest expense on the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2015.

Forward Investments, LLC Convertible Feature

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made convertible loans to the Company for working capital purposes in the amounts of $1,800 and $1,200, respectively. Such loans are evidenced by convertible promissory notes that bear interest at the rate of 2% and 10% per annum, were to mature on June 30, 2015 and are convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share.

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

On August 3, 2015, the Company and Forward Investments, LLC agreed to reset the conversion price of the convertible notes to $1.58 per share of the Company’s common stock. As a result, the Company used a Monte Carlo simulation to determine the fair value of the conversion features on the date of the agreement. On the date of the transaction, the fair value of the Forward Investments convertible notes conversion feature was $6,500, which was recorded as a debt discount and derivative liability on the unaudited condensed consolidated balance sheet.

On September 30, 2015 and December 31, 2014, the fair value of the conversion features of the Forward Investments, LLC loans was $5,450 and $800, respectively, which is included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2015 and 2014 as a gain of $1,050 and $900, respectively, and a gain of $290 and $8,260, for the nine months ended September 30, 2015 and 2014, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30,				December 31,
	2015				2014

Principal amount	$3,650	$390	$2,825	$4,373	$2,825

Conversion price before July 31, 2015	$-	$-	$-	$-	$6.36
Conversion price after July 31, 2015	$1.58	$1.58	$1.58	$1.58	$3.93
Conversion trigger price before July 31, 2015	$-	$-	$-	$-	$7.63
Conversion trigger price after July 31, 2015	$3.95	$3.95	$3.95	$3.95	$4.72
Risk free interest rate (based on 6 and 7-year treasury rate)	1.61%	1.61%	0.21%	0.71%	0.12%
Life of conversion feature (in years)	6.26	6.26	0.75	2.26	0.5
Volatility	50%	50%	45%	50%	50%

Demand Promissory Note – Senior Convertible Note Embedded Features

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matures on January 6, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $524 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On September 30, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes and determined the fair value to be $406 and recorded a gain on fair value of derivative instruments of $118 on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015.

31 Group Promissory Note Warrants

On July 1, 2014, the Company issued 58,870 warrants associated with its issuance to 31 Group LLC of convertible promissory notes. Upon issuance, the Company recorded a derivative liability and a related debt discount in the amount of $184. The debt discount was being amortized over the original life of the convertible promissory notes and was completely amortized as a result of the payoff of the 31 Group debt on December 31, 2014.

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

On September 30, 2015, the Company used a binomial lattice pricing model to determine the fair value of the warrants and derived an implied fair value of $2 and $14, respectively, which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the three and nine months ended September 30, 2015 as a gain in the unaudited condensed consolidated statements of operations of $10 and $29, respectively.

The fair value of the 31 Group, LLC April 2015 exchange agreement warrants derivative as of September 30, 2015 was calculated using a binomial lattice pricing model and, as of December 31, 2014, the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	September 30, 2015
	April 15, 2014 warrant	July 1, 2014 warrant
Fair value of Company’s common stock	$1.78	$1.78
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	5.00	5.00
Estimated life	6.5 months	1.75 years
Risk free interest rate (based on 6 month and 2-year treasury rate, respectively)	0.21%	0.49%

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

On May 15, 2015, the Company entered into Amendment No. 1 to the bridge financing agreement with GPB Life Science Holdings LLC. Pursuant to such amendment, the Company issued to the investor a new four-year warrant, exercisable for up to 200,000 shares of the Company’s common stock, with an exercise price of $3.75 per share, subject to adjustment as set forth in such amendment; and a new four-year warrant, exercisable for up to 50,000 shares of the Company’s common stock, with an exercise price of $3.93, subject to adjustment as set forth in such amendment, and amended the exercise price of the prior warrants to $3.75 per share, subject to adjustment set forth in such amendment.

Prior to such amendment, the Company utilized a Black-Scholes pricing model, which approximates a binomial lattice valuation methodology, to revalue the warrants to the then-current fair value and recorded a gain on debt extinguishment of $546 within the unaudited condensed consolidated statement of operations on May 15, 2015. In connection with such amendment, the Company revalued the two existing warrants to reflect the new $3.75 exercise price and recorded a related loss on debt extinguishment of $771 on the unaudited condensed consolidated statement of operations on May 15, 2015.

The Company evaluated the new warrants issued in connection with such amendment and recorded the amount as a debt discount of $504 on the unaudited condensed consolidated balance sheet as of May 15, 2015. The Company evaluated the warrants and determined that the warrants could be classified as a component of stockholders’ equity and as such, recorded the warrants within the common stock warrants line-item on the unaudited condensed consolidated balance sheet as of May 15, 2015.

On September 14, 2015, the Company and GPB Life Science Holdings LLC agreed to revise Amendment No. 2 to the bridge financing agreement, as described in Note 6 Term Loans, to amend and restate the prior notes and the new note to reduce the conversion price of the prior note and the new note from $3.75 per share of the Company’s common stock to $2.00 per share, amend and restate the prior warrants and the additional warrant to reduce the exercise price of the prior warrants and additional warrant from $3.75 per warrant share to $2.00 per warrant share, increase the number of amortization payment dates and decrease the amortization payment, and to permit the Company to make amortization payments in shares converted from any of the prior notes or the new note. The conversion price for the conversion shares used to make an amortization payment shall be the lesser of $2.00 per share of the Company’s common stock or 75% of the average volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment.

Prior to such amendment, the Company utilized a binomial lattice valuation methodology to revalue the warrants to the then-current fair value and recorded a gain on debt extinguishment of $764 within the unaudited condensed consolidated statement of operations on September 14, 2015. In connection with such amendment, the Company revalued the four existing warrants to reflect the new $2.00 exercise price and recorded a related loss on debt extinguishment of $128 on the unaudited condensed consolidated statement of operations on September 14, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Bridge Financing Amendment No. 2 Feature

As noted in Note 6, Term Loans, the Company evaluated Amendment No. 2 to the bridge financing agreement and determined that the embedded maturity date feature met the classification of an embedded derivative instrument. The Company used a Monte Carlo simulation on the date of issuance to record the fair value of the maturity date feature and ascribed a value of $75, which was recorded as a debt discount and related derivative liability on the unaudited condensed consolidated balance sheet.

On September 30, 2015, the Company used a Monte-Carlo simulation to assess the fair value of the maturity date feature and determined that there was no change in fair value for the three and nine months ended September 30, 2015.

Smithline Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $131 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On September 30, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes and determined the fair value to be $101 and recorded a gain on fair value of derivative instruments of $30 on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015.

Option Shares

On October 15, 2014, the Company granted to an employee pursuant to the InterCloud Systems, Inc. 2012 Performance Incentive Plan an option to purchase 150,000 shares of common stock at an exercise price of $3.72 per share. The option vested immediately and expires on the tenth anniversary of the grant date. The amount of the liability was computed by using the Black-Scholes pricing model and the fair value of the option liability recorded in the consolidated balance sheet at December 31, 2014 was $474.

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

Net Settlement of Accounts Payable

On March 25, 2015, the Company issued 300,000 shares of common stock and a warrant to purchase 80,000 shares of common stock to a third-party vendor to settle various accounts payable. The shares of common stock were issued with a restrictive legend and as such, the amount of the accounts payable to be paid with the common stock has not yet been determined. The amount of accounts payable to be paid will be determined at the time the service provider sells the restricted common stock. The Company recorded the common stock at a fair value of $648 and the warrant with a fair value of $106, which would reduce the accounts payable to the third party in the amount of $1,475. The Company recorded a derivative liability of $721 at the time the shares were issued. The Company used a Black-Scholes pricing model to determine the fair value of the warrant on the date it was issued.

On April 1, 2015, the Company cancelled the warrants to purchase 80,000 shares of common stock issued to the third party and the third party returned the 300,000 shares of common stock previously issued on March 25, 2015 to treasury stock. The Company then issued a new one-year warrant for 425,000 shares of common stock with an exercise price of $0.55 per share. The Company recorded the warrant with a fair value of $674, which reduced the accounts payable to the third party in the amount of $1,417. The Company recorded a derivative liability of $743 at the time the warrants were issued. The derivative liability relates to the difference between the accounts payable due to the third party and the fair value of the warrants on April 1, 2015. The Company used a Black-Scholes pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the warrant on the date it was issued.

On September 30, 2015, the Company used a binomial lattice pricing model to determine the fair value of the warrant and recorded a loss on fair value of derivative instruments of $379 and $179 for the three and nine months ended September 30, 2015, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

8. INCOME TAXES

As of September 30, 2015 and December 31, 2014, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $62,049 and $44,715, respectively, and state NOL’s of approximately $49,226 and $32,889, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of September 30, 2015 and December 31, 2014, the Company had federal tax credit carry forwards of $887 and $791, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company will recognize $298 of income during 2015.

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

Issuance of shares of common stock pursuant to conversion of related-party debt

During February 2015, the Company issued 42,553 shares of its common stock to a related party pursuant to the conversion of $100 principal amount of notes payable. The shares were issued at $2.76 per share, for a total fair value of $117 and a loss of debt conversion of $17.

During May and June 2015, the Company issued 251,749 shares of its common stock to related parties pursuant to the conversion of $565 principal amount of notes payable and related accrued interest. The shares were issued between $2.55 and $3.38 per share, for a total fair value of $844 and resulted in a loss of debt conversion of $279.

During July 2015, the Company issued 219,820 shares of its common stock to a related party pursuant to the conversion of $450 principal amount of notes payable and related accrued interest. The shares were issued at $2.23 per share, for a total fair value of $490 and resulted in a loss on debt conversion of $35.

Issuance of shares of common stock pursuant to conversion of debt

During April and May 2015, the Company issued 1,262,803 shares of its common stock to a third party pursuant to the conversion of $1,000 principal amount of notes payable and $68 of related accrued interest. The shares were issued between $1.66 and $3.53 per share, for a total fair value of $2,289 that was recorded as a loss on exchange of shares.

During April, May and June 2015, the Company issued 621,831 shares of its common stock to third parties for the amortization of the Convertible Debentures. The shares were issued between $1.85 and $4.15 per share, for a total fair value of $527 that was recorded as a loss on debt conversion.

During May 2015, the Company issued 16,801 shares of its common stock to third parties for the amortization of the Convertible Debentures. The shares were issued between $3.74 and $4.15 per share, for a total fair value of $67 and a loss of debt conversion of $25.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On May 14, 2015, the Company issued 348,164 shares of its common stock to a third party pursuant to the conversion of $1,000 principal amount of notes payable and $68 of related accrued interest and accelerated the remaining deferred loan costs associated with the principal converted. The shares were issued at $3.74 per share, for a total fair value of $1,302 and a loss of debt conversion of $264. Prepaid loan costs of $30 were accelerated and recorded as a loss on conversion of debt as of June 30, 2015.

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

Issuance of shares of common stock pursuant to private placement

During August 2015, the Company completed two private placements of debt securities and issued to two lenders an aggregate of 25,000 shares of its common stock, at a price of $2.01 and $1.94 per share of common stock, for a fair value of $50. The shares of common stock were recorded as a debt discount on the unaudited condensed consolidated balance sheet as of September 30, 2015.

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

Issuance of shares upon settlement of accounts payable

During March 2015, the Company issued 300,000 shares of common stock to a third party for settlement of accounts payable. The shares were issued at $2.16 per share and were valued at $648. On April 1, 2015, the 300,000 shares of common stock were cancelled and returned to the Company in the form of treasury stock.

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

During September 2015, the Company repurchased 14,910 shares at par value of $0.0001 per share from ten employees who terminated employment.

10. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In Years)

Outstanding unvested shares at January 1, 2015	1,373,987	$5.67	-	-
Granted	1,391,531	2.31	-	-
Vested	(612,830)	5.41	-	-
Forfeited/Cancelled	(127,905)	4.62	-	-
Outstanding unvested shares at September 30, 2015	2,024,783	$3.50	$7,087	1.26

The Company granted to employees and consultants an aggregate of 3,362,121 shares of common stock in the nine months ended September 30, 2015, of which 1,366,531 shares were subject to a three-year vesting term, 25,000 shares were subject to six-month vesting, and 1,867,008 shares that vested immediately. The Company recorded compensation expense of $885 and $5,956, respectively, related to these issuances on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company accelerated vesting for 34,174 shares of common stock issued to certain employees and recorded compensation expense of $100 on the unaudited condensed consolidated statement of operations.

For the three-month period ended September 30, 2015 and 2014, the Company incurred $885 and $557 in stock compensation expense from the issuance of common stock to employees and consultants. For the nine month period ended September 30, 2015 and 2014, the Company incurred $7,368 and $1,816, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

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

During the three months ended September 30, 2015, the Company recorded an additional $885 in stock compensation expense related to shares subject to vesting terms issued in previous periods.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Options

There were no options granted during the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2015:

		Weighted Average
	Shares		Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)
Outstanding at January 1, 2015	175,000	$3.72	7.29	$140
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2015	175,000	$3.72	6.55	$340
Exercisable at September 30, 2015	150,000	$3.72	9.05	$291

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2015 and December 31, 2014 of $1.78 and $2.92, respectively.

11. RELATED PARTIES

At September 30, 2015 and December 31, 2014, the Company had outstanding the following loans due to related parties:

	September 30,	December 31,
(dollar amounts in thousands)	2015	2014

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured	$597	$597
Promissory note issued to Mark Munro 1996 Remainder UniTrust, 3% interest, maturing on January 1, 2018, unsecured	-	575
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured	375	375
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured	1,337	1,337
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured	2,650	2,650
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on July 1, 2016, unsecured, net of debt discount of $2,557 and $2,232, respectively	3,918	4,243
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $1,657 and $0, respectively	2,716	2,645
Promissory notes issued to Forward Investments, LLC, 6.5% interest, maturing on July 1, 2016, unsecured, net of debt discount of $190 and $0, respectively	200	-
Former owner of IPC, unsecured, 8% interest, due May 30, 2016	5,755	6,255
Former owner of IPC, unsecured, 15% interest, due on demand	75	100
Former owner of Nottingham, unsecured, 8% interest, maturing on May 30, 2016	225	250
	17,848	19,027
Less: current portion of debt	(14,539)	(7,238)
Long-term portion of notes payable, related parties	$3,309	$11,789

The interest expense associated with the related-party notes payable in the three months ended September 30, 2015 and 2014 was $405 and $185, respectively, and for the nine months ended September 30, 2015 and 2014 was $1,511 and $603, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Related Party Promissory Note Payable Restructuring

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis LLC, a company in which Mark Munro, the Company’s Chairman of the Board and Chief Executive Officer, and Mark Durfee, a director of the Company, are principals, in the amount of $3,925, and accrued interest thereon in the amount of $964, was restructured and, in lieu thereof, the Company issued to the principals of MMD Genesis LLC or their designees the following notes:

●	a note issued to Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $347 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to Mark Munro in the principal amount of $737 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to Forward Investments, LLC, the beneficial owner of more than 10% of the Company’s common stock, in the principal amount of $650 that bears interest at the rate of 10% per annum, was to mature on June 30, 2015 and originally was convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share; and

●	a note issued to Forward Investments, LLC in the principal amount of $2,825 that bore interest at the rate of 2% per annum, was to mature on June 30, 2015 and was convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share, and reflects certain penalties and consulting fees of $1,000 which were incurred and outstanding as of December 31, 2013.

On February 25, 2015 and March 2, 2015, such notes were restructured. Refer to the restructuring paragraphs later within this footnote for further details.

Promissory Notes to the Mark Munro 1996 Charitable Remainder UniTrust

On May 7, 2014, the Company issued a promissory note to the Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $300 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

On February 10, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $100 principal amount of its January 1, 2014 note into 42,553 shares of the Company’s common stock. Refer to Note 9 for further detail.

This note was restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs later within this footnote for further details.

On July 21, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted the remaining $450 principal amount and related accrued interest of $5 of its promissory note into 219,820 shares of the Company’s common stock. Refer to Note 9 for further detail.

Related Party Promissory Notes to CamaPlan FBO Mark Munro IRA

On July 8, 2014, the Company issued a promissory note to the CamaPlan FBO Mark Munro IRA in the principal amount of $200 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016. This note was restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs noted within this footnote for further details.

Related Party Promissory Notes to Mark Munro

On September 2, 2014, the Company issued a promissory note to Mark Munro in the principal amount of $100 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

On September 9, 2014, the Company issued a promissory note to Mark Munro in the principal amount of $150 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

On September 24, 2014, the Company issued a promissory note to Mark Munro in the principal amount of $250 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

These notes were restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs later within this footnote for further details.

Related Party Promissory Notes to Pascack Road, LLC

On June 20, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $300 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

On July 11, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $200 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

On September 2, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $100 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

On September 8, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $150 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

On September 29, 2014, the Company issued a promissory note to Pascack Road, LLC in the principal amount of $575 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

These notes were restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs later within this footnote for further details.

Related Party Promissory Notes to Forward Investments, LLC

On June 19, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $500 that bore interest at the rate of 18% per annum and was to mature on June 30, 2015.

On July 11, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $200 that bore interest at the rate of 18% per annum and was to mature on June 30, 2015.

On August 12, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $600 that bore interest at the rate of 18% per annum and was to mature on June 30, 2015.

On September 2, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $100 that bore interest at the rate of 18% per annum and was to mature on June 30, 2015.

On September 8, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $150 that bore interest at the rate of 18% per annum and was to mature on June 30, 2015.

On September 26, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $250 that bore interest at the rate of 18% per annum and was to mature on June 30, 2015.

On September 29, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $395 that bore interest at the rate of 18% per annum and was to mature on June 30, 2015.

On October 24, 2014, the Company issued a promissory note to Forward Investments, LLC in the principal amount of $400 that bore interest at the rate of 18% per annum and was to mature on June 30, 2015.

These notes were restructured as part of the March 4, 2015 Forward Investments, LLC note restructuring agreement. Refer to the restructuring paragraphs later within this footnote for further details.

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

In consideration for such restructuring, the Company issued to Mark Munro 63,700 shares of common stock, the CamaPlan FBO Mark Munro IRA 39,690 shares of common stock, 1112 Third Avenue Corp. 87,500 shares of common stock, the Mark Munro 1996 Charitable Remainder UniTrust 27,500 shares of common stock and Pascack Road, LLC 157,500 shares of common stock. The Company recorded a loss on modification of debt of $798 in the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2015 related to the consideration given to the debt holders.

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

Forward Investments Working Capital Loan

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made loans to the Company for working capital purposes in the amounts of $1,800 and $1,200, respectively. Such loans are evidenced by promissory notes that originally bore interest at the rate of 10% per annum, were to mature on June 30, 2015 and originally were convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share.

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

In connection with such restructuring, Forward Investments, LLC agreed to lend to the Company an amount substantially similar to the accrued interest the Company owed to Forward Investments, LLC on the restructured notes. In consideration for such restructuring and additional payments made by Forward Investments, LLC to the Company, the Company issued to Forward Investments, LLC an additional convertible note in the original principal amount of $1,730 with an interest rate of 3% per annum, a maturity date of January 1, 2018, and an initial conversion price of $6.36 per share until the Convertible Debentures were repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein, and provided Forward Investments, LLC the option to lend the Company an additional $8,000 in the form of convertible notes similar to the existing convertible notes of the Company issued to Forward Investments, LLC. The convertible note was issued to Forward Investments, LLC as an incentive to restructure the above-mentioned notes and resulted in the Company recording a loss on modification of debt of $1,508 on the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2015.

As part of the restructuring, Forward Investments, LLC agreed to convert $390 of accrued interest on the above-mentioned loans to a new note bearing interest at the rate of 6.5% per annum that matures on July 1, 2016.

In conjunction with the extension of the 2% and 10% convertible notes, the Company recorded an additional $1,916 of debt discount at the date of the restructuring. Refer to Note 7 for detail on the additional debt discount related to the restructuring.

Revolving Line of Credit

On July 3, 2014, the Company obtained an unsecured $3,000 interim revolving line of credit from MMD Genesis LLC, the Mark Munro 1996 Charitable Remainder UniTrust, CamaPlan FBO Mark Munro IRA, Mark Munro, Pascack Road, LLC, and Forward Investments, LLC, all of which are related parties, to provide working capital and repay certain indebtedness. The line has a maturity date of March 31, 2016, and bears interest at the rate of 1.5% per month on funds drawn.

As of September 30, 2015, there was no amount outstanding under the related-party revolving line of credit.

Convertible Promissory Note to Frank Jadevaia

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. As part of the purchase price for the acquisition, the Company issued a convertible promissory note to Frank Jadevaia, the current President of the Company, in the original principal amount of $6,255. The convertible promissory note accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder was originally due and payable on December 31, 2014. At the election of Mr. Jadevaia, the convertible promissory note is convertible into shares of the Company's common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events). The Company can elect to force the conversion of the convertible promissory note if the Company’s common stock is trading at a price greater than or equal to $16.99 for ten consecutive trading days.

On December 31, 2014, the Company and Mr. Jadevaia agreed to a modification of the convertible promissory note. The term of the convertible promissory note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Jadevaia 100,000 shares of common stock.

On May 19, 2015, Mr. Jadevaia assigned $500 of principal related to the convertible promissory note and the assignees converted all $500 principal amount of such note into 232,182 shares of the Company’s common stock with a fair value of $3.38 per common share. Refer to Note 9, Capital Stock, for further detail on this transaction.

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

On March 25, 2015, the Company and Mr. Davis agreed to a modification of the convertible promissory note. The term of the note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Davis 22,222 shares of common stock with a fair value of $2.16 per share.

On May 31, 2015, Mr. Davis converted $25 of principal amount due into 11,261 shares of common stock, with a fair value of $3.53 per share and recorded a loss on debt conversion of $13 on the unaudited condensed consolidated statement of operations.

12. SEGMENTS

The Company has acquired three material companies since January 1, 2014. With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues. Due to continued expansion, the Company evaluated its recent acquisitions and their impact upon the existing segment structure. As of December 31, 2014, the Company operated within four operating segments that were aggregated into three reportable segments. During the three months ended March 31, 2015, the Company determined that its activities within the cloud services operating segment were of a material nature to the Company as a whole and had different margins than the other components of the managed services segment. As such, the Company determined that the cloud services and managed services segments should be presented separately within the unaudited condensed consolidated financial statements. As of September 30, 2015, the Company determined that it has four reportable segments: applications and infrastructure, professional services, managed services, and cloud services.

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

Segment information relating to the Company’s results of continuing operations was as follows:

(dollar amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Revenues	2015	2014	2015	2014
Applications and infrastructure	$6,420	$7,188	$15,911	$15,660
Professional services	6,475	10,389	19,649	20,699
Managed services	6,188	2,971	21,320	16,102
Cloud services	2,592	-	8,034	-
Total	$21,675	$20,548	$64,914	$52,461

Operating Income (Loss) by Segment	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Applications and infrastructure	$326	$605	$574	$1,739
Professional services	170	(2,765)	71	(3,281)
Managed services	(169)	(2,630)	(1,241)	(3,812)
Cloud services	27	-	808	-
Corporate	(1,755)	(2,803)	(11,551)	(7,305)
Total	$(1,401)	$(7,593)	$(11,339)	$(12,659)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Gross Profit	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Applications and infrastructure	$1,663	$2,070	$4,319	$5,612
Professional services	1,450	3,173	4,139	5,260
Managed services	1,971	190	6,088	4,165
Cloud services	2,115	-	6,665	-
Total	$7,199	$5,433	$21,211	$15,037

Interest Expense	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Applications and infrastructure	$4	$14	$19	$49
Professional services	-	-	-	1
Cloud services	506	-	1,622	-
Corporate	2,050	2,741	6,990	9,338
Total	$2,560	$2,755	$8,631	$9,388

Total Assets by Segment	September 30, 2015	December 31, 2014
		(Revised)
Applications and infrastructure	$19,571	$19,517
Professional services	18,056	19,526
Managed services	37,672	39,912
Cloud services	38,969	41,628
Corporate	1,778	2,334
Total	$116,046	$122,917

Goodwill	September 30, 2015	December 31, 2014
		(Revised)
Applications and infrastructure	$6,906	$6,906
Professional services	9,257	9,257
Managed services	18,402	18,402
Cloud services	23,349	23,349
Total	$57,914	$57,914

Revenues by Segment by Geographic Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$6,191	$229	$6,420	$15,044	$867	$15,911
Professional services	6,451	24	6,475	19,553	96	19,649
Managed services	6,188	-	6,188	21,320	-	21,320
Cloud services	2,421	171	2,592	7,558	476	8,034
Total	$21,251	$424	$21,675	$63,475	$1,439	$64,914

Revenues by Segment by Geographic Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$6,421	$767	$7,188	$13,255	$2,405	$15,660
Professional services	10,330	59	10,389	20,542	157	20,699
Cloud and managed services	2,971	-	2,971	16,102	-	16,102
Total	$19,722	$826	$20,548	$49,899	$2,562	$52,461

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Gross Profit by Segment by Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,596	$67	$1,663	$4,121	$198	$4,319
Professional services	1,445	5	1,450	4,114	25	4,139
Managed services	1,971	-	1,971	6,088	-	6,088
Cloud services	1,973	142	2,115	6,270	395	6,665
Total	$6,985	$214	$7,199	$20,593	$618	$21,211

Gross Profit by Segment by Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,767	$303	$2,070	$4,421	$1,191	$5,612
Professional services	3,157	16	3,173	5,221	39	5,260
Cloud and managed services	190	-	190	4,165	-	4,165
Total	$5,114	$319	$5,433	$13,807	$1,230	$15,037

Operating (Loss) Income by Segment by Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$290	$36	$326	$489	$85	$574
Professional services	193	(23)	170	119	(48)	71
Managed services	(169)	-	(169)	(1,241)	-	(1,241)
Cloud services	(115)	142	27	413	395	808
Corporate	(1,755)	-	(1,755)	(11,551)	-	(11,551)
Total	$(1,556)	$155	$(1,401)	$(11,771)	$432	$(11,339)

Operating (Loss) Income by Segment by Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$351	$254	$605	$703	$1,036	$1,739
Professional services	(2,778)	13	(2,765)	(3,310)	29	(3,281)
Cloud and managed services	(2,630)	-	(2,630)	(3,812)	-	(3,812)
Corporate	(2,803)	-	(2,803)	(7,305)	-	(7,305)
Total	$(7,860)	$267	$(7,593)	$(13,724)	$1,065	$(12,659)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed on March 23, 2015 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

As of September 30, 2014, we evaluated our reporting segments and determined that we operated in three reportable segments, applications and infrastructure, professional services and cloud and managed services. With the acquisition of VaultLogix in the fourth quarter of 2014, we evaluated our reporting segments and determined that we operate in four reportable segments, applications and infrastructure, professional services, managed services, and cloud services. The applications and infrastructure operating segment is an aggregation of the component operations of RM Leasing, T N S and the AWS Entities. On January 1, 2015, we merged the operations of Tropical into the operations of AWS. The professional services operating segment is an aggregation of the operations of the ADEX entities. The managed services operating segment is primarily comprised of the operations of IPC. On January 1, 2015, we merged the operations of RentVM with the operations of IPC. The cloud services operating segment is comprised of the operations of VaultLogix.

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

Results of Operations – Three months ended September 30, 2015 and 2014

Revenues:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$6,420	$7,188	$(768)	-11%
Professional services	6,475	10,389	(3,914)	-38%
Managed services	6,188	2,971	3,217	108%
Cloud services	2,592	-	2,592	N/M
Total	$21,675	$20,548	$1,127	5%

Revenues for the three-month period ended September 30, 2015 increased by $1.1 million, or 5%, to $21.7 million, as compared to $20.5 million for the corresponding period in 2014. The increases in revenues resulted primarily from our acquisitions included in our cloud services segment and increased revenue in our managed services and cloud services segments. Also during the quarter, the revenue increase in our cloud and managed services segments were offset by decreases in our professional services segment. The increase in the managed services segment resulted from increased business activity. The increase in revenue from the cloud segment resulted from acquisitions. The decrease in revenue from our professional services segment resulted from revenue from a major project in the third quarter of 2014.

During the three-month period ended September 30, 2015, 29% of our revenue was derived from our managed services segment, 30% from our professional services segment, 30% from our applications and infrastructure segment and 19% from our cloud services segment. During the three-month period ended September 30, 2014, 14% of our revenue was derived from our managed services segment, 51% from our professional services segment and 35% from our applications and infrastructure segment. Revenues from our cloud segment and the maintenance revenue from our managed services segment tends to be recurring in nature. Such recurring revenue was $6.5 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively.

Cost of revenue and gross margin:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$4,757	$5,118	$(361)	-7%
Gross profit	$1,663	$2,070	$(407)	-20%
Gross profit percentage	26%	29%

Professional services
Cost of revenue	$5,025	$7,216	$(2,191)	-30%
Gross profit	$1,450	$3,173	$(1,723)	-54%
Gross profit percentage	22%	31%

Managed services
Cost of revenue	$4,217	$2,781	$1,436	52%
Gross profit	$1,971	$190	$1,781	937%
Gross profit percentage	32%	6%

Cloud services
Cost of revenue	$477	$-	$477	N/M
Gross profit	$2,115	$-	$2,115	N/M
Gross profit percentage	82%	N/M

Total
Cost of revenue	$14,476	$15,115	$(639)	-4%
Gross profit	$7,199	$5,433	$1,766	33%
Gross profit percentage	33%	26%

Cost of revenue for the three-month periods ended September 2015 and 2014 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $0.6 million, or 4%, for the three-month period ended September 30, 2015 was primarily attributable decreased cost of revenue in our professional services segment. The decrease in cost of revenue from our professional services segment was due to less revenue due to decreased revenue from certain larger customers. The increases in cost of revenue from our managed services segment resulted from increased revenue primarily from three major projects. Costs of revenue as a percentage of revenues was 67% for the three-month period ended September 30, 2015, as compared to 74% for the same period in 2014.

Our gross profit percentage was 33% for the three-month period ended September 30, 2015, as compared to 26% for the comparable period in 2014. The overall increase in gross profit percentage was due to increased margins within our managed services and our cloud services segments. This resulted from better performing projects within our managed services segment. Additionally, the cloud services segment was acquired during the fourth quarter of 2014 and was not included in 2014.

Salaries and wages:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$469	$697	$(228)	-33%
Percentage of total revenue	2%	3%

Professional services	$859	$1,661	$(802)	-48%
Percentage of total revenue	4%	8%

Managed services	$1,085	$2,171	$(1,086)	-50%
Percentage of total revenue	5%	11%

Cloud services	$801	$-	$801	N/M
Percentage of total revenue	4%	N/M

Corporate	$1,604	$666	$938	141%
Percentage of total revenue	7%	3%

Total	$4,818	$5,195	$(377)	-7%
Percentage of total revenue	22%	25%

For the three-month period ended September 30, 2015, salaries and wages decreased $0.4 million to $4.8 million as compared to approximately $5.2 million for the same period in 2014. The decrease resulted primarily from a decrease in salaries and wages in our managed services and professional services segments. The decrease in the managed services segment resulted from the transfer of certain employees from our managed services segment to our corporate segment. The decrease in the professional services segment resulted from a decrease in headcount related to professional services employees. This decrease was offset by increased salary and wages expense in our cloud services and corporate segments. The increase in cloud services was due to the segment’s acquisition in October 2014. The increase in the corporate segment resulted from the transfer of employees referred to above. Salaries and wages were 22% of revenue in the three-month period ended September 30, 2015, as compared to 25% for the same period in 2014. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$624	$540	$84	16%
Percentage of total revenue	3%	3%

Professional services	$355	$407	$(52)	-13%
Percentage of total revenue	2%	2%

Managed services	$440	$404	$36	9%
Percentage of total revenue	2%	2%

Cloud services	$510	$-	$510	N/M
Percentage of total revenue	2%	0%

Corporate	$1,783	$1,274	$509	40%
Percentage of total revenue	8%	6%

Total	$3,712	$2,625	$1,087	41%
Percentage of total revenue	17%	13%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $1.1 million, or 41%, to $3.7 million in the three-month period ended September 30, 2015, as compared to $2.6 million in the comparable period of 2014. The increase was primarily a result of an increase in the cloud services and corporate segments. The increase in the cloud services segment resulted from the segment’s acquisition in October 2014. The increase in the corporate segment resulted from the increase in legal expense due to the Securities and Exchange Commission’s review. General and administrative expenses increased to 17% of revenues in the three-month period ended September 30, 2015, from 13% in the comparable period in 2014.

Interest Expense:

Interest expense for the three-month period ended September 30, 2015 and 2014 was $2.6 million and $2.8 million, respectively. The decrease in interest expense primarily resulted from a decrease in the interest rates of our restructured related-party debt. During the first quarter of 2015, we restructured our related-party loans. As a result, $9.7 million of related party loans had their interest rates reduced from between 12% and 18% per annum to between 3% and 10% per annum. The expense incurred in the 2015 period primarily related to interest expense of $1.5 million related to the related-party loans and third-party loans and $1.1 million of amortization of debt discounts.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $2.7 million for three-month period ended September 30, 2015, as compared to net loss attributable to common stockholders of $8.7 million for the three months ended September 30, 2014. The decrease in net loss was due to a decrease in impairment charges related to goodwill and intangible assets totaling $3.8 million. Additionally, gross profit increased by $1.8 million and non-cash losses declined $1.5 million. This was offset by an increase in selling, general and administrative expense of $1.1 million.

Results of Operations – Nine months ended September 30, 2015 and 2014

Revenues:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$15,911	$15,660	$251	2%
Professional services	19,649	20,699	(1,050)	-5%
Managed services	21,320	16,102	5,218	32%
Cloud services	8,034	-	8,034	N/M
Total	$64,914	$52,461	$12,453	24%

Revenues for the nine-month period ended September 30, 2015 increased by $12.5 million, or 24%, to $64.9 million, as compared to $52.5 million for the corresponding period in 2014. The increases in revenues resulted primarily from our acquisitions included in our cloud services segment and increased business activity in our managed services segment. During the nine-month period ended September 30, 2015, 33% of our revenue was derived from our managed services segment, 30% from our professional services segment, 25% from our applications and infrastructure segment and 12% from our cloud services segment. During the nine-month period ended September 30, 2014, 31% of our revenue was derived from our managed services segment, 39% from our professional services segment and 30% from our applications and infrastructure segment. Revenues from our cloud segment and the maintenance revenue from our managed services segment tends to be recurring in nature. Such recurring revenue was $19.0 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Cost of revenue and gross margin:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$11,592	$10,048	$1,544	15%
Gross profit	$4,319	$5,612	$(1,293)	-23%
Gross profit percentage	27%	36%

Professional services
Cost of revenue	$15,510	$15,439	$71	0%
Gross profit	$4,139	$5,260	$(1,121)	-21%
Gross profit percentage	21%	25%

Managed services
Cost of revenue	$15,232	$11,937	$3,295	28%
Gross profit	$6,088	$4,165	$1,923	46%
Gross profit percentage	29%	26%

Cloud services
Cost of revenue	$1,369	$-	$1,369	N/M
Gross profit	$6,665	$-	$6,665	N/M
Gross profit percentage	83%	N/M

Total
Cost of revenue	$43,703	$37,424	$6,279	17%
Gross profit	$21,211	$15,037	$6,174	41%
Gross profit percentage	33%	29%

Cost of revenue for the nine-month periods ended September 2015 and 2014 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $6.3 million, or 17%, for the nine-month period ended September 30, 2015 as compared to the comparable period of 2014 was primarily attributable to a corresponding increase in cost of revenue in our managed services, applications and infrastructure and cloud services segments. The increase in cost of revenue from our managed services segment was due to increased revenue from our managed services and cloud services segments. The cloud services segment was acquired in October 2014. Revenue increased 24% during the nine months ended September 30, 2015 and cost of revenue increased 17%.

Our gross profit percentage was 33% for the nine-month period ended September 30, 2015, as compared to 29% for the comparable period in 2014. The overall increase in gross profit percentage was due to increased margins within our cloud services segment. The cloud services segment business was acquired in October 2014.

Salaries and wages:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$1,440	$1,750	$(310)	-18%
Percentage of total revenue	2%	3%

Professional services	$2,713	$3,448	$(735)	-21%
Percentage of total revenue	4%	7%

Managed services	$4,219	$5,662	$(1,443)	-25%
Percentage of total revenue	6%	11%

Cloud services	$2,021	$-	$2,021	N/M
Percentage of total revenue	3%	0%

Corporate	$9,006	$1,984	$7,022	354%
Percentage of total revenue	14%	4%

Total	$19,399	$12,844	$6,555	51%
Percentage of total revenue	30%	24%

For the nine-month period ended September 30, 2015, salaries and wages increased $6.6 million to $19.4 million as compared to approximately $12.8 million for the same period in 2014. The increase resulted primarily from an increase in stock compensation expense. Stock compensation expense was $7.3 million and $1.8 million for the nine months ended 2015 and 2014, respectively. Additionally, the increase was due to increased personnel associated with our cloud services segment, which was acquired in October 2014. Salaries and wages were 30% of revenue during the nine-month period ended September 30, 2015, as compared to 24% for the same period in 2014. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$1,565	$1,461	$104	7%
Percentage of total revenue	2%	3%

Professional services	$1,148	$1,025	$123	12%
Percentage of total revenue	2%	2%

Managed services	$1,269	$1,318	$(49)	-4%
Percentage of total revenue	2%	3%

Cloud services	$1,556	$-	$1,556	N/M
Percentage of total revenue	2%	0%

Corporate	$4,540	$4,456	$84	2%
Percentage of total revenue	7%	8%

Total	$10,078	$8,260	$1,818	22%
Percentage of total revenue	16%	16%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $1.8 million, or 22%, to $10.1 million in the nine-month period ended September 30, 2015, as compared to $8.3 million in the comparable period of 2014. The increase was primarily the result of acquisitions. General and administrative expenses related to our recently-acquired cloud services segment was $1.6 million for the nine months ended September 30, 2015. General and administrative expense remained at 16% of revenue for both the nine months ended September 30, 2015 and 2014.

Interest Expense:

Interest expense for the nine-month period ended September 30, 2015 and 2014 was $8.6 million and $9.4 million, respectively. The decrease in interest expense primarily resulted from a decrease in the interest rates of our restructured related-party debt. During the first quarter of 2015, we restructured our related-party loans. As a result, $9.7 million of related-party loans had their interest rates reduced from between 12% and 18% per annum to between 3% and 10% per annum. The expense incurred in the 2015 period primarily related to interest expense of $4.4 million related to the related-party loans and third-party loans, $3.7 million of amortization of debt discounts and $0.5 million related to amortization of loan costs.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $27.5 million for the nine-month period ended September 30, 2015, as compared to the net loss attributable to common stockholders of $8.3 million for the nine months ended September 30, 2014. The increase in net loss attributable to common stockholders was due to the net change in the fair value of derivative instruments, the loss on extinguishment of debt and the loss on the modification of debt totaling a net $19.6 million. Additionally, salaries and wages and selling, general and administrative expense increased $8.4 million. These increases were offset by an increase in gross profit of $6.1 million and a reduction in impairment expense related to goodwill and intangible assets totaling $3.8 million.

Liquidity and Capital Resources

At September 30, 2015, we had a working capital deficit of $22.1 million, as compared to a working capital deficit of $13.0 million at December 31, 2014.

We have been investing in personnel in anticipation of increasing revenue opportunities in the cloud segment of our business. As a result, we have generated losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through September 30, 2016, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We are also evaluating other measures to further improve our liquidity, including the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party debt by converting such debt into common shares. Our management believes that these actions will enable us to meet our liquidity requirements through September 30, 2016. There is no assurance that we will be successful in any capital raising efforts that we may undertake to fund operations during 2015 and 2016.

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

We had capital expenditures of $0.1 million and $0.1 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.3 million for the nine-month periods September 30, 2015 and 2014, respectively. We expect our capital expenditures for the 12 months ending September 30, 2016 to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows:

	Nine months ended September 30,
(dollar amounts in thousands)	2015	2014
Net cash used in operations	$(2,006)	$(9,040)
Net cash used in investing activities	(1,702)	(12,331)
Net cash provided by financing activities	2,095	6,090

Net cash used in operating activities for the nine months ended September 30, 2015 was $2.0 million, which included $7.4 million in stock compensation charges and the issuance of shares for services, charges related to depreciation and amortization of debt discount and deferred issuance costs of $4.0 million, gains on the fair value of derivative liabilities of $0.7 million, losses on extinguishment and conversion of debt, modification of debt and exchange of shares of $5.8 million, and changes in accounts receivable, inventory, other assets, deferred revenue and accounts payable and accrued expenses of $3.6 million.

Net cash used in investing activities for the nine months ended September 30, 2015 was $1.7 million. This consisted primarily of the issuance of notes receivable and capitalization of software development costs.

Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2015. This consisted primarily of proceeds from term loans offset by repayments of notes and loans payable.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is not recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is not accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures during 2015 we hired a third-party firm to assess, document and test our internal controls over financial reporting. We plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the three months covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, except as described below.

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

On November 3, 2014, the United States District Court for the District of New Jersey issued an order appointing Robbins Geller Rudman & Dowd LLP as lead plaintiffs’ counsel and Cohn Lifland Pearlman Herrmann & Knopf LLP as liaison counsel for the pending actions. The lead filed an amended complaint in January 2015 adding additional third-party defendants. We filed a motion to dismiss the amended complaint in late January 2015 and the plaintiffs filed a second amended complaint in early March 2015. We filed a motion to dismiss the second amended complaint on March 13, 2015. Our motion to dismiss was denied by the Court on October 29, 2015.

IPC-Related Litigation. We acquired IPC in January 2014, and during 2014 advised the sellers of IPC that a post-closing financial audit of IPC’s historical financial statements showed a discrepancy in the adjusted EBITDA of IPC as represented by the sellers. We made a claim for such misrepresentation against a cash portion of the IPC purchase price that remains in escrow. In January 2015, a complaint was filed in the United States District Court of the Southern District of New York against our company, Mr. Munro and Daniel J. Sullivan, our Chief Accounting Officer and former Chief Financial Officer. The complaint alleges, among other claims, our breach of contract, breach of implied covenant of good faith and fair dealing and unjust enrichment relating to our purported failure to pay certain post-closing purchase price payments to the sellers of IPC in connection with our purchase of IPC in January 2014. The complaint also alleges that Messrs. Munro and Sullivan intentionally interfered with such contractual obligations of our company under the related stock purchase agreement between our company and the plaintiffs.   The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. In addition, the complaint seeks specific performance of the enforcement of the terms of the purchase contract and our payment of not less than $2.5 million.  On April 17, 2015, we and the other defendants filed a motion to dismiss the principal substantive claims in the complaint.  The Court’s decision on the motion is pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since June 30, 2015, we have issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On July 21, 2015, we issued an aggregate of 219,820 shares of common stock upon conversion of $450 principal amount of related-party loans, which shares were valued at $2.23 per share.

On August 7, 2015, we issued an aggregate of 20,000 shares of common stock to a lender as additional consideration of a private placement of debt securities, which shares were valued at $2.01 per share.

On August 12, 2015, we issued an aggregate of 5,000 shares of common stock to a lender as additional consideration of a private placement of debt securities, which shares were valued at $1.94 per share.

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

INTERCLOUD SYSTEMS, INC.

November 12, 2015	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

