Form 10-Q/A
period 2015-09-30
INTERCLOUD SYSTEMS, INC.
filed 2016-06-17
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,648,441 shares of common stock were issued and outstanding as of June 13, 2016.

Explanatory Note

InterCloud Systems, Inc., a Delaware corporation (the “Company”), is filing this Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2015 (“Original Filing”), to restate its consolidated financial statements and related footnote disclosures for the three-month and nine-month periods ended September 30, 2015.

Restatement Background

During the audit process with respect to the Company’s condensed consolidated financial statements for the year ended December 31, 2015, the Company:

(1)	Identified an error related to a customer payment received in the second quarter of 2015. This amount was properly recorded as deferred revenue in the second quarter; however, the revenue and cost of revenue associated with that transaction were not properly recognized during the third quarter of 2015.

(2)	Identified an error related to the cost of inventory items sold during the third quarter of 2015.
(3)	Determined that it did not retain adequate documentation to support the usage of the percentage of completion method of accounting for certain contracts within its AW Solutions, Inc. (“AWS”) and AW Solutions Puerto Rico, LLC (“AWS Puerto Rico”) subsidiaries. As such, the Company reversed revenues and related cost of sales that were recorded during the third quarter of 2015 using the percentage of completion method of accounting.
(4)	Determined that maintenance pass-through revenue within the Company’s Integration Partners – NY Corporation subsidiary was presented on the gross amount billed to customers. Based on the year-end audit, the revenue associated with maintenance contracts associated with these customers should have been presented on the net amount retained. An entry was recorded related to this audit finding during the third quarter of 2015.

Impact on Financial Statements

The errors identified above had the following impact on the Company’s consolidated financial statements and related footnote disclosures for the three-month period ended September 30, 2015 included in the Original Filing:

(1)	The error related to the recognition of the customer deposit in the third quarter of 2015 resulted in an understatement of product revenue in the amount of $0.7 million, cost of revenue in the amount of $0.2 million and gross profit in the amount of $0.5 million for the third quarter of 2015. This error also resulted in an overstatement of liabilities of $0.2 million at September 30, 2015.

(2)	The error related to the understatement of inventory items sold during the third quarter of 2015 resulted in an understatement of cost revenue by $0.9 million and an overstatement of inventory by such amount during the third quarter ended September 30, 2015.

(3)	The Company reversed certain activity recorded using the percentage of completion method of accounting within the books and records of the Company’s AWS and AWS Puerto Rico subsidiaries. This resulted in a decrease in service revenues of $0.8 million and a related decrease in accounts receivable by such amount during the third quarter ended September 30, 2015. In addition, the adjustments also reduced cost of revenue by $0.6 million during such period and caused a related increase in deferred job costs that were included in other current assets on the unaudited condensed consolidated balance sheet as of September 30, 2015.
(4)	The Company decreased service revenues by $1.4 million and the associated cost of revenue for the three and nine months ended September 30, 2015.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2015	2014
	(As Restated)	(Revised)
ASSETS
Current Assets:
Cash	$3,857	$5,470
Accounts receivable, net of allowances of $1,321 and $1,545, respectively	17,452	19,421
Inventories	1,854	1,031
Loan receivable	1,003	300
Other current assets	907	1,448
Total current assets	25,073	27,670

Property and equipment, net	2,475	2,210
Goodwill	57,914	57,914
Intangible assets, net	29,345	33,699
Other assets	101	146
Total assets	$114,908	$121,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$17,882	$19,017
Deferred revenue	3,596	3,601
Income taxes payable	622	728
Bank debt, current portion	134	252
Notes, related parties	14,539	7,238
Contingent consideration	240	2,725
Derivative financial instruments	975	18
Term loans, current portion, net of debt discount	9,440	7,109
Total current liabilities	47,428	40,688

Long-term Liabilities:
Long-term deferred revenue	-	79
Bank debt, net of current portion	-	53
Notes, related parties, net of current portion	3,309	11,789
Deferred income taxes	1,452	2,583
Term loans, net of current portion and debt discount	26,679	26,993
Long term contingent consideration	-	823
Derivative financial instruments	6,066	2,391
Total long-term liabilities	37,506	44,711

Total liabilities	84,934	85,399

Commitments and contingencies

Stockholders' equity:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 25,684,414 and 17,910,081 issued and 25,255,659 and 17,909,231 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	3	2
Common stock warrants, no par	1,292	2
Treasury stock, at cost - 428,755 and 850 shares as of September 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	112,759	92,745
Accumulated deficit	(84,443)	(56,738)
Total InterCloud Systems, Inc. stockholders' equity	29,611	36,011
Non-controlling interest	363	229
Total stockholders' equity	29,974	36,240

Total liabilities, non-controlling interest and stockholders’ equity	$114,908	$121,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(As Restated)		(As Restated)	(Revised)

Service revenue	$17,176	$17,430	$52,384	$40,231
Product revenue	3,034	3,118	11,065	12,230
Total revenue	20,210	20,548	63,449	52,461
Cost of revenue	13,231	15,115	42,458	37,424
Gross profit	6,979	5,433	20,991	15,037

Operating expenses:
Depreciation and amortization	1,703	585	5,076	1,971
Salaries and wages	4,818	5,195	19,399	12,844
Selling, general and administrative	3,712	2,625	10,078	8,260
Goodwill impairment charges	-	1,369	-	1,369
Intangible asset impairment charges	-	2,392	-	2,392
Change in fair value of contingent consideration	(1,633)	860	(2,003)	860
Total operating expenses	8,600	13,026	32,550	27,696

Loss from operations	(1,621)	(7,593)	(11,559)	(12,659)

Other income (expenses):
Change in fair value of derivative instruments	927	2,141	731	24,931
Loss on settlement of contingent consideration	-	-	(205)	-
Interest expense	(2,560)	(2,755)	(8,631)	(9,388)
Loss on conversion of debt	(35)	(587)	(1,148)	(2,266)
Gain (loss) on extinguishment of debt	636	78	(2,324)	(9,869)
Loss on modification of related-party debt	-	-	(2,991)	-
Loss on exchange of shares	-	-	(2,331)	(2,385)
Other (expense) income	(18)	185	(117)	194
Total other income (expense)	(1,050)	(938)	(17,016)	1,217

Loss from operations before provision for (benefit from) income taxes	(2,671)	(8,531)	(28,575)	(11,442)

Provision for (benefit from) income taxes	220	127	(1,004)	(3,239)

Net loss from operations	(2,891)	(8,658)	(27,571)	(8,203)

Net (income) loss attributable to non-controlling interest	17	16	(134)	(56)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(2,874)	$(8,642)	$(27,705)	$(8,259)

Basic loss per share attributable to InterCloud Systems, Inc. common stockholders	$(0.12)	$(0.65)	$(1.35)	$(0.71)

Diluted loss per share attributable to InterCloud Systems, Inc. common stockholders	$(0.12)	$(0.65)	$(1.35)	$(1.41)

Basic weighted average common shares outstanding	23,431,871	13,313,973	20,529,686	11,554,715
Diluted weighted average common shares outstanding	23,431,871	13,376,539	20,529,686	13,653,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			Common Stock
	Common Stock		Warrants		Treasury Stock		Additional Paid-in	Accumulated	Non- Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2014	17,910,081	$2	190,609	$2	(850)	$-	$92,745	$(56,738)	$229	$36,240

Issuance of shares upon conversion of debt	2,274,599	1	-	-	-	-	5,559	-	-	5,560
Issuance of shares upon conversion of related party debt	514,122	-	-	-	-	-	1,334	-	-	1,334
Issuance of shares to non-employees for services	177,586	-	-	-	-	-	434	-	-	434
Issuance of shares to employees and directors for services	3,184,536	-	-	-	-	-	7,107	-	-	7,107
Issuance of shares upon extinguishment of debt	445,422	-	-	-	-	-	1,085	-	-	1,085
Issuance of shares upon modification of debt	375,890	-	-	-	-	-	921	-	-	921
Issuance of shares for settlement of related-party interest	144,508	-	-	-	-	-	343	-	-	343
Issuance of shares upon restructuring of debt	100,000	-	-	-	-	-	292	-	-	292
Issuance of shares upon settlement of accounts payable	300,000	-	-	105	-	-	648	-	-	753
Issuance of shares for payout of incentives earned	128,205	-	-	-	-	-	288	-	-	288
Shares issued to third party	1,961	-	-	-	-	-	5	-	-	5
Issuance of shares for contingent consideration	555,409	-	-	-	-	-	1,457	-	-	1,457
Purchase of treasury shares	(127,905)	-	-	-	(127,905)	-	-	-	-	-
Return of shares and warrants issued upon settlement of accounts payable	(300,000)	-	-	(105)	(300,000)	-	(648)	-	-	(753)
Reclassification of warrants	-	-	-	546	-	-	-	-	-	546
Cancellation of warrants pursuant to bridge financing agreement	-	-	-	(546)	-	-	-	-	-	(546)
Issuance of warrants upon settlement of accounts payable	-	-	-	674	-	-	-	-	-	674
Issuance of warrants pursuant to bridge financing amendment	-	-	-	504	-	-	-	-	-	504
Re-issuance of warrants pursuant to bridge financing amendment	-	-	-	772	-	-	-	-	-	772
Cancellation and re-issuance of warrants pursuant to debt extinguishment	-	-	-	(660)	-	-	-	-	-	(660)
Reclassification of options granted	-	-	-	-	-	-	536	-	-	536
Fair value of lenders conversion premium	-	-	-	-	-	-	653	-	-	653
Net loss as restated	-	-	-	-	-	-	-	(27,705)	134	(27,571)

Ending balance, September 30, 2015 (As Restated)	25,684,414	$3	190,609	$1,292	(428,755)	$-	$112,759	$(84,443)	$363	$29,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the nine months ended September 30,
	2015	2014
	(As Restated)	(Revised)
Cash flows from operating activities:
Net loss	$(27,571)	$(8,203)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	5,076	1,971
Provision for bad debts	185	-
Amortization of debt discount and deferred debt issuance costs	3,950	7,003
Loss on disposal of equipment	14	-
Stock compensation for services	6,934	2,559
Issuance of shares to non-employees for services	434	-
Change in fair value of derivative instruments	(731)	(24,931)
Shares issued to third party	5	-
Loss on modification of debt	2,991	-
Deferred income taxes	(1,131)	(3,693)
Goodwill impairment	-	1,369
Intangible asset impairment	-	2,392
Loss on fair value of conversion feature	-	2,385
Loss on conversion of debt	1,148	2,266
Loss on extinguishment of debt	2,324	9,869
Loss on exchange of shares	2,331	-
Loss on settlement of contingent consideration	205	-
Change in fair value of contingent consideration	(2,003)	860
Changes in operating assets and liabilities:
Accounts receivable	1,784	(2,474)
Inventory	(823)	(1,531)
Other assets	586	(1,537)
Deferred revenue	(84)	1,483
Accounts payable and accrued expenses	2,370	1,172
Net cash used in operating activities	(2,006)	(9,040)
Cash flows from investing activities:
Purchases of equipment	(299)	(302)
Capitalization of software costs	(700)	-
Issuance of notes receivable	(703)	-
Consideration paid for acquisitions, net of cash received	-	(12,029)
Net cash used in investing activities	(1,702)	(12,331)
Cash flows from financing activities:
Settlement of contingent consideration	-	(1,779)
Repayment of loans to third-parties	-	(309)
Proceeds from loans to third-parties	-	190
Proceeds from bank borrowings	-	36
Repayments of bank borrowings	(171)	(111)
Repayments of notes and loans payable	(2,715)	(12,345)
Proceeds from notes and loans payable	5,006	12,316
Proceeds from related party borrowings	-	7,520
Repayment of related party borrowings	(25)	(103)
Exercise of public offering warrants	-	675
Net cash provided by financing activities	2,095	6,090
Net decrease in cash	$(1,613)	$(15,281)
Cash, beginning of period	5,470	17,867
Cash, end of period	$3,857	$2,586
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,711	$1,342
Cash paid for income taxes	$177	$22
Non-cash investing and financing activities:
Issuance of shares for settlement of warrants	$-	$900
Issuance of shares pursuant to settlement of acquisition notes	$-	$814
Issuance of shares pursuant to conversion of debt	$5,560	$10,722
Issuance of shares pursuant to modification of debt	$921	$-
Issuance of shares pursuant to extinguishment of debt	$1,085	$18,109
Issuance of shares pursuant to restructuring of debt	$292	$-
Issuance of shares upon conversion of related party debt	$1,334	$-
Issuance of shares pursuant to acquisitions	$-	$7,273
Additional note payable issued as part of related party debt modification	$1,728	$-
Addition to debt discount	$7,020	$7,741
Conversion of accrued interest to note payable	$450	$-
Issuance of shares for AWS earn out provisions	$-	$2,545
Issuance of shares for earn out provisions related to prior year acquisitions	$1,457	$-
Issuance of shares for settlement of interest	$343	$604
Issuance of warrants for settlement of accounts payable	$674	$-
Issuance of warrants pursuant to bridge financing agreement	$1,276	$-
Issuance of shares for payout of incentives earned	$288	$-

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy (see Fair Value of Financial Instruments in Note 1). The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method. Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value. The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess cash flow, relief of royalty and discounted cash flow methods.

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

Going Concern Uncertainty, Financial Condition and Management’s Plans

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s management believes that its ability to continue operations depends on the ability to sustain and grow revenue and results of operations as well as the ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the quarter ended September 30, 2015, the Company has generated gross profits from operations and is trying to achieve positive cash flow from operations. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company suffered recurring losses from operations. At September 30, 2015 and December 31, 2014, the Company had stockholders’ equity of $29,974 and $36,240, respectively. The decrease of $9,337 in the Company’s working capital from December 31, 2014 to September 30, 2015 was primarily the result of $12,920 in related-party notes payable and $10,683 in term loans becoming due within one year as of September 30, 2015, $1,278 in amortization of deferred loan costs, $1,117 in amortization of prepaid expenses, $975 of derivative liabilities becoming due within one year as of September 30, 2015, and a decrease in a cash of $1,613 due primarily to the increase in net loss. The decrease in working capital was offset by the restructuring of approximately $9,370 of related-party notes payable, as described in Note 13 Related Parties, and re-valuation of $2,485 in contingent consideration.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to September 30, 2016 from earnings from operations and possibly from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

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

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and HighWire (collectively, “ADEX” or “ADEX entities”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. (“AWS”) and AW Solutions Puerto Rico, LLC (“AWS Puerto Rico”) (collectively, the “AWS Entities”) (since April 2013), IPC (since January 2014), RentVM (since February 2014), and VaultLogix (since October 2014). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The AWS Entities generally recognizes revenue using the percentage of completion method. Revenues and fees on these contracts were recognized utilizing the efforts-expended method, which used measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

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

The Company’s IPC subsidiary, which is included in the Company’s managed services segment, is a value-added reseller whose revenues are generated from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video, and data networking infrastructure. IPC’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support and professional services. For certain maintenance contracts, IPC assumes responsibility for fulfilling the support to customers and recognizes the associated revenue either on a ratable basis over the life of the contract or, if a customer purchases a time and materials maintenance program, as maintenance is provided to the customer.  Revenue for the sale of third-party maintenance contracts is recognized net of the related cost of revenue.  In a maintenance contract, all services are provided by our third-party providers and as a result, the Company concluded that IPC is acting as an agent and recognizes revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction.  As IPC is under no obligation to perform additional services, revenue is recognized at the time of sale as opposed to over the life of the maintenance agreement.

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

Purported Class Action Suit

In March 2014, a complaint entitled In re InterCloud Systems Sec. Litigation, Case No. 3:14-cv-01982 (D.N.J.) was filed in the United States District Court for the District of New Jersey against the Company, the Company’s Chairman of the Board and Chief Executive Officer, Mark Munro, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company’s common stock between November 5, 2013 and March 17, 2014. The complaint alleged violations by the defendants (other than Mark Munro) of Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of the Company’s common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleged that Mr. Munro and the Company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On November 3, 2014, the United States District Court for the District of New Jersey issued an order appointing Robbins Geller Rudman & Dowd LLP as lead plaintiffs’ counsel and Cohn Lifland Pearlman Herrmann & Knopf LLP as liaison counsel for the pending actions. The lead filed an amended complaint in January 2015 adding additional third-party defendants. The Company filed a motion to dismiss the amended complaint in late January 2015 and the plaintiffs filed a second amended complaint in early March 2015. The Company filed a motion to dismiss the second amended complaint on March 13, 2015. The Company’s motion to dismiss was denied by the Court on October 29, 2015. The Court held a status conference on February 29, 2016, and entered a PreTrial Scheduling Order on February 29, 2016. The parties are currently engaged in discovery.

Derivative Action

In January 2016, a derivative compliant entitled Michael E. Sloan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, Daniel J. Sullivan, Roger M. Ponder, Lawrence M. Sands, Frank Jadevia, and Scott Davis, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No. 11878 (DE Chancery) was filed in the Delaware Chancery Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, abused control, grossly mismanaged, and unjustly enriched themselves by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and the Company, and were written on behalf of the Company for the purpose of promoting the Company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to the Company’s articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action. The defendants agreed to accept service on March 21, 2016 and counsel are negotiating a schedule to answer, move to dismiss or otherwise respond to the complaint.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 (Unaudited)

IPC-Related Litigation

The Company acquired IPC in January 2014, and during 2014 advised the sellers of IPC that a post-closing financial audit of IPC’s historical financial statements showed a discrepancy in the adjusted EBITDA of IPC as represented by the sellers. The Company made a claim for such misrepresentation against a cash portion of the IPC purchase price that remains in escrow. In January 2015, a complaint was filed in the United States District Court of the Southern District of New York against the Company, Mr. Munro and Daniel J. Sullivan, the Company’s Chief Accounting Officer and former Chief Financial Officer. The complaint alleges, among other claims, the Company’s breach of contract, breach of implied covenant of good faith and fair dealing and unjust enrichment relating to the Company’s purported failure to pay certain post-closing purchase price payments to the sellers of IPC in connection with the Company’s purchase of IPC in January 2014. The complaint also alleges that Messrs. Munro and Sullivan intentionally interfered with such contractual obligations of the Company under the related stock purchase agreement between the Company and the plaintiffs. The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. In addition, the complaint seeks specific performance of the enforcement of the terms of the purchase contract and the Company’s payment of not less than $2.5 million.

On April 23, 2015, the Company and the other defendants filed a motion to dismiss the principal substantive claims in the complaint with the exception of the claim for breach of contract. On January 12, 2016, the court granted the Company’s motion to dismiss the claims for breach of the covenant of good faith and fair dealing, for intentional breach, for estoppel and for declaratory relief, but denied the Company’s motions to dismiss the claims for unjust enrichment and for tortious interference with contractual relations against Messrs. Munro and Sullivan. On February 9, 2016, the Company filed its answer with respect to the remaining claims in this action and counterclaims based on the individual plaintiffs’ breach of contract and misrepresentations in the purchase agreement.

Securities and Exchange Commission Subpoenas

On May 21, 2014, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to the Company as part of an investigation as to whether certain investor relations firms and their clients engaged in market manipulation. The subpoena and accompanying letter did not indicate whether the Company is, or is not, under investigation. Since May 2014, the Company provided testimony to the SEC and produced documents in response to that subpoena and several additional subpoenas received from the SEC in connection with that matter, including a subpoena issued on March 1, 2016 requesting information relating to a transaction involving our Series H preferred shares in December 2013.

In connection with the SEC investigation, in May 2015, the Company received information from the SEC that it is continuing an investigation of the Company and certain of its current and former officers, consultants of the Company and others, of “possible violation[s]” of Section 17(a) of the Securities Act and Sections 9(a) and 10(b) of the Exchange Act and the rules of the SEC thereunder in the offer or sale of securities and certain other matters with respect to which the SEC claims it has information, including the possible market manipulation of the Company’s securities dating back to January 2013. Based upon the Company’s internal investigations, the Company does not believe either the Company or any of its current or former officers or directors engaged in any activities that violated applicable securities laws. The Company intends to continue to work with the staff of the SEC towards a resolution and to supplement the Company’s disclosure regarding the SEC’s investigation accordingly.

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

Currently, there is no material litigation pending against the Company other than as disclosed in the paragraphs above. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company's business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

As of September 30, 2015, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable or reasonably estimable.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The anti-dilutive shares of common stock outstanding for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Options	175,000	-	175,000	-
Warrants	1,025,000	283,870	1,025,000	-
Convertible notes	1,845,789	273,415	1,947,141	235,479
Convertible debenture	10,153,830	1,610,340	10,153,830	-
	13,199,619	2,167,625	13,300,971	235,479

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

Derivative Warrant Liabilities

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Footnote 9 for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in the unaudited condensed consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the unaudited condensed consolidated financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The Company early adopted the provisions of ASU 2015-03 during the year ended December 31, 2015. Refer to Note 3 Change in Accounting Principle for the effect of adopting ASU 2015-03 on the unaudited condensed consolidated balance sheet as of December 31, 2014.

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

Reclassifications

Certain 2014 activities and balances were reclassified to conform to classifications used in the current period. The reclassified balances relate to:

•	On the unaudited condensed consolidated balance sheets – adoption of ASU 2015-03. Refer to Note 3 Change In Accounting Principle for further detail.
•	On the unaudited condensed consolidated balance sheets - remeasurement period adjustments related to the in-process research and development associated with the RentVM acquisition. For further detail, refer to Note 4 Acquisitions;
•	On the unaudited condensed consolidated balance sheets - remeasurement period adjustments related to the income tax effect of the in-process research and development associated with the RentVM acquisition. For further detail, refer to Note 4 Acquisitions;
•	On the unaudited condensed consolidated balance sheets - reclassification of $575 principal amount of the Mark Munro 1996 Charitable Remainder UniTrust from term loans to notes - related-party;
•	On the unaudited condensed consolidated statement of operations – as noted within the Company’s December 31, 2014 Form 10-K, during the fourth quarter of 2014, the Company updated its allocation of the purchase price of IPC and RentVM to the assets and liabilities acquired and determined that a portion of its valuation allowance was no longer required. The Company has reflected this adjustment as if the transaction occurred at the time of acquisition;
•	On the condensed consolidated statement of cash flows – the statement of cash flows was revised to present the effect of the transactions noted above on the Company’s cash flows as of September 30, 2014.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the course of the audit of the Company’s financial statements for the year ended December 31, 2015, there were certain errors identified that affected the Company’s previously-issued financial statements, as discussed below:

(1)	During the audit process with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company identified an error related to a customer payment received in the second quarter of 2015. This amount was properly recorded as deferred revenue in the second quarter; however, the revenue and cost of revenue associated with that transaction were not properly recognized during the third quarter of 2015. As a result of these errors, the Company recorded entries which had the following result on the Company’s financial statements as of September 30, 2015:

●	On the Company’s unaudited condensed consolidated statement of operations, an increase in product revenues of $734 for the three and nine months ended September 30, 2015;

●	On the Company’s unaudited condensed consolidated statement of operations, a decrease in cost of sales of $184 for the three and nine months ended September 30, 2015;

●	On the Company’s unaudited condensed consolidated balance sheet, a decrease in accrued expenses of $184 for the quarter ended September 30, 2015;

●	On the Company’s unaudited condensed consolidated balance sheet, a decrease in deferred revenues of $734 for the quarter ended September 30, 2105.

(2)	During the audit process with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company identified an error related to the cost of inventory items sold during the third quarter of 2015. As a result of these errors, the Company recorded entries which had the following result on the Company’s financial statements as of September 30, 2015:

•	On the Company’s unaudited condensed consolidated statement of operations, an increase in cost of revenue of $891 for the three and nine months ended September 30, 2015;
•	On the Company’s unaudited condensed consolidated balance sheet, a decrease in inventory of $891 for the quarter ended September 30, 2015.

(3)	The Company reversed certain activity recorded using the percentage of completion method of accounting within the books and records of the Company’s AWS and AWS Puerto Rico subsidiaries. As a result of these errors, the Company recorded entries which had the following result on the Company’s financial statements as of September 30, 2015:

•	On the Company’s unaudited condensed consolidated statement of operations, a decrease in service revenues of $823 for the three and nine months ended September 30, 2015;
•	On the Company’s unaudited condensed consolidated statement of operations, a decrease in cost of revenue of $576 for the three and nine months ended September 30, 2015;
•	On the Company’s unaudited condensed consolidated balance sheet, a decrease in accounts receivable of $823 for the quarter ended September 30, 2015;
•	On the Company’s unaudited condensed consolidated balance sheet, an increase in other current assets of $576 for the quarter ended September 30, 2015.

(4)	Determined that maintenance pass-through revenue within the Company’s IPC subsidiary was presented on the gross amount billed to customers. Based on the year-end audit, the revenue associated with pass-through maintenance contracts associated with these customers should have been presented on the net amount retained. An entry was recorded related to this audit finding during the third quarter of 2015.

●	On the Company’s unaudited condensed consolidated statement of operations, a decrease in service revenues and cost of revenue of $1,376 for the three and nine months ended September 30, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

The following table sets forth the effects (in thousands) of the matters identified by the Company during the third quarter of 2015 on affected items within the Company’s previously reported unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2015:

	For the three months ended			For the nine months ended
	September 30, 2015			September 30, 2015
	As Reported		As Restated	As Reported		As Restated

Service revenue	$19,375	(3), (4)	$17,176	$54,583	(3), (4)	$52,384
Product revenue	2,300	(1)	3,034	10,331	(1)	11,065
Total revenue	21,675		20,210	64,914		63,449
Cost of revenue	14,476	(1), (2), (3), (4)	13,231	43,703	(1), (2), (3), (4)	42,458
Gross profit	7,199		6,979	21,211		20,991

Loss from operations	(1,401)		(1,621)	(11,339)		(11,559)

Loss from operations before provision for (benefit from) income taxes	(2,451)		(2,671)	(28,355)		(28,575)

Net loss from operations	(2,671)		(2,891)	(27,351)		(27,571)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(2,654)		$(2,874)	$(27,485)		$(27,705)

Basic loss per share attributable to InterCloud Systems, Inc. common stockholders	$(0.11)		$(0.12)	$(1.33)		$(1.35)

Diluted loss per share attributable to InterCloud Systems, Inc. common stockholders	$(0.11)		$(0.12)	$(1.33)		$(1.35)

The following table sets forth the effects (in thousands) of the matters identified by the Company during the third quarter of 2015 on affected items within the Company’s previously reported unaudited condensed consolidated balance sheet for the nine months ended September 30, 2015:

	September 30, 2015
	As Reported		As Restated
Current Assets:
Accounts receivable, net of allowances of $1,321 and $1,545, respectively	$18,275	(3)	$17,452
Inventories	2,745	(2)	1,854
Other current assets	331	(3)	907
Total current assets	26,211		25,073

Total assets	$116,046		$114,908

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$18,066	(1)	$17,882
Deferred revenue	4,330	(1)	3,596
Total current liabilities	48,346		47,428

Total liabilities	85,852		84,934

Stockholders' equity:
Accumulated deficit	(84,223)		(84,443)
Total InterCloud Systems, Inc. stockholders' equity	29,831		29,611
Total stockholders' equity	30,194		29,974

Total liabilities, non-controlling interest and stockholders’ equity	$116,046		$114,908

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

3. CHANGE IN ACCOUNTING PRINCIPLE

As noted in Note 1 Summary of Significant Accounting Policies, the Company early adopted the provisions of ASU 2015-03 and has retroactively restated its consolidated balance sheet for the year ended December 31, 2014. During the year ended December 31, 2014, the Company had accounted for deferred loan costs associated with its term loans due to White Oak Global Advisors, LLC, the 12% convertible notes payable, GPB Life Science Holdings, LLC, and the promissory note holders as current assets within the Company’s consolidated balance sheet.

The following table is a summary of the effect of the adjustments on the consolidated balance sheet as of December 31, 2014:

	December 31, 2014
	As previously Filed	Adjustments	Revised
Current Assets:
Deferred loan costs	$1,278	$(1,278)	$-

Current Liabilities:
Term loans, current portion, net of debt discount	$8,387	$(1,278)	$7,109

4. ACQUISITIONS

Acquisition of IPC (Revised)

On January 2, 2014, the Company acquired IPC, a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises and telecommunications service providers. The purchase consideration for IPC was $21,153, which was paid with $13,451 in cash, common stock valued at $1,447, and a convertible note in the principal amount of $6,255, which was equal to the net working capital of IPC on the date of acquisition. Refer to Note 13 for further detail on the convertible note. The Company used the fair value of the common stock issued. As the total consideration paid by the Company for IPC exceeded the net assets acquired, the Company recorded approximately $15,131 of goodwill. The goodwill is attributable to synergies and economies of scale related to operating expenses provided to the Company. The goodwill is not tax deductible. The amount of acquisition-related costs for the acquisition of IPC was $118, which amount was recorded on the Company’s unaudited condensed consolidated statement of operations as general and administrative expenses for the nine months ended September 30, 2014. The Company finalized all purchase price allocation adjustments related to the acquisition of IPC as of December 31, 2014.

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

Acquisition of VaultLogix

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,385 in cash, (ii) 1,008,690 shares of the Company’s common stock and (iii) $15,627 in unsecured convertible promissory notes, as further described in Footnote 8. The closing payments are subject to customary working capital adjustments. As the total consideration paid by the Company for VaultLogix exceeded the net assets acquired, the Company recorded approximately $20,427 of goodwill and $13,400 of intangible assets. The goodwill is attributable to synergies and economies of scale related to operating expenses provided to the Company. The goodwill is not tax deductible. The Company finalized all purchase price allocations related to the acquisition of VaultLogix as of September 30, 2015. Based on the final analysis, the Company determined that no adjustments were necessary to the VaultLogix purchase price allocations previously disclosed within its December 31, 2014 Form 10-K.

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

5. PROPERTY AND EQUIPMENT, NET

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

6. GOODWILL AND INTANGIBLE ASSETS

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

7. BANK DEBT

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

8. TERM LOANS

Term loans as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$3	$3

Promissory note with company owned by former owner of Tropical, 9.75% interest, monthly payments of interest of only $1, unsecured and personally guaranteed by former owner of Tropical, due November 2016	106	106

Promissory notes, unsecured, maturing in July 2015	-	30

12% convertible note payable, net of debt discount of $485, matured in June 2015	-	1,846

Term loan, White Oak Global Advisors, LLC, maturing in October 2017, net of debt discount of $439 and $745, respectively	11,525	12,516

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, unsecured, maturing in May 2016, net of debt discount of $21 and $44, respectively	1,039	956

Bridge loan agreement, secured, maturing May 2016, net of debt discount of $73 and $981, respectively	6,009	3,019

Promissory note, unsecured, maturing in February 2017, net of debt discount of $588 and $0, respectively	1,427	-

12% convertible note, unsecured, maturing in January 2017, net of debt discount of $120 and $0, respectively	384	-

	36,119	34,102
Less: Current portion of term loans	(9,440)	(7,109)

Long-term portion term loans, net of debt discount	$26,679	$26,993

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

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matures on January 6, 2017. At the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. The investor may elect to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 9 Derivative Instruments for further detail on the derivative features associated with the August 6, 2015 convertible note.

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

Refer to Note 9, Derivative Instruments, for further detail on the warrants issued as part of the original bridge financing agreement, Amendment No. 1 and Amendment No. 2.

Smithline Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 9 Derivative Instruments for further detail on the derivative features associated with the Richard Smithline convertible note.

Principal of $526 remained outstanding as of September 30, 2015.

9. DERIVATIVE INSTRUMENTS

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

On March 4, 2015, the Company and Forward Investments, LLC restructured certain promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 13 for further detail). The fair value of the embedded conversion feature on the date of restructuring was $1,915, which was recorded as a debt discount on the unaudited condensed consolidated balance sheet. In addition, the Company recorded a derivative liability of $2,600 on the unaudited condensed consolidated balance sheet and a loss on modification of debt of $685 on the unaudited condensed consolidated statement of operations related to the embedded conversion feature.

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

On September 14, 2015, the Company and GPB Life Science Holdings LLC agreed to revise Amendment No. 2 to the bridge financing agreement, as described in Note 8 Term Loans, to amend and restate the prior notes and the new note to reduce the conversion price of the prior note and the new note from $3.75 per share of the Company’s common stock to $2.00 per share, amend and restate the prior warrants and the additional warrant to reduce the exercise price of the prior warrants and additional warrant from $3.75 per warrant share to $2.00 per warrant share, increase the number of amortization payment dates and decrease the amortization payment, and to permit the Company to make amortization payments in shares converted from any of the prior notes or the new note. The conversion price for the conversion shares used to make an amortization payment shall be the lesser of $2.00 per share of the Company’s common stock or 75% of the average volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Bridge Financing Amendment No. 2 Feature

As noted in Note 8, Term Loans, the Company evaluated Amendment No. 2 to the bridge financing agreement and determined that the embedded maturity date feature met the classification of an embedded derivative instrument. The Company used a Monte Carlo simulation on the date of issuance to record the fair value of the maturity date feature and ascribed a value of $75, which was recorded as a debt discount and related derivative liability on the unaudited condensed consolidated balance sheet.

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

The Company’s 2013 U.S. corporation income tax return is currently under examination. The Internal Revenue Service has questioned the Company’s classification of certain individuals as independent contractors rather than employees, and the year of income tax reporting of restricted stock issuances. The Company estimates its potential liability to be $500 but the liability, if any, upon final disposition of these matters is uncertain.

11. CAPITAL STOCK

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

12. STOCK-BASED COMPENSATION

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

13. RELATED PARTIES

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

On February 10, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $100 principal amount of its January 1, 2014 note into 42,553 shares of the Company’s common stock. Refer to Note 11 for further detail.

This note was restructured as part of the February 25, 2015 promissory note restructuring agreement. Refer to the restructuring paragraphs later within this footnote for further details.

On July 21, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted the remaining $450 principal amount and related accrued interest of $5 of its promissory note into 219,820 shares of the Company’s common stock. Refer to Note 11 for further detail.

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

In conjunction with the extension of the 2% and 10% convertible notes, the Company recorded an additional $1,916 of debt discount at the date of the restructuring. Refer to Note 9 for detail on the additional debt discount related to the restructuring.

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

On May 19, 2015, Mr. Jadevaia assigned $500 of principal related to the convertible promissory note and the assignees converted all $500 principal amount of such note into 232,182 shares of the Company’s common stock with a fair value of $3.38 per common share. Refer to Note 11, Capital Stock, for further detail on this transaction.

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

14. SEGMENTS

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

Segment information relating to the Company’s results of continuing operations was as follows:

(dollar amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Revenues	2015	2014	2015	2014
	(Restated)	(Revised)	(Restated)	(Revised)
Applications and infrastructure	$5,597	$7,188	$15,088	$15,660
Professional services	6,475	10,389	19,649	20,699
Managed services	5,547	2,971	20,679	16,102
Cloud services	2,591	-	8,033	-
Total	$20,210	$20,548	$63,449	$52,461

Operating Loss by Segment	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Restated)	(Revised)	(Restated)	(Revised)
Applications and infrastructure	$79	$605	$327	$1,739
Professional services	170	(2,765)	71	(3,281)
Managed services	(142)	(2,630)	(1,214)	(3,812)
Cloud services	27	-	808	-
Corporate	(1,755)	(2,803)	(11,551)	(7,305)
Total	$(1,621)	$(7,593)	$(11,559)	$(12,659)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Gross Profit	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Restated)	(Revised)	(Restated)	(Revised)
Applications and infrastructure	$1,416	$2,070	$4,072	$5,612
Professional services	1,450	3,173	4,139	5,260
Managed services	1,998	190	6,115	4,165
Cloud services	2,115	-	6,665	-
Total	$6,979	$5,433	$20,991	$15,037

Interest Expense	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Applications and infrastructure	$4	$14	$19	$49
Professional services	-	-	-	1
Cloud services	506	-	1,622	-
Corporate	2,050	2,741	6,990	9,338
Total	$2,560	$2,755	$8,631	$9,388

Total Assets by Segment	September 30, 2015	December 31, 2014
	(Restated)	(Revised)
Applications and infrastructure	$19,324	$19,517
Professional services	18,056	19,526
Managed services	36,781	39,912
Cloud services	38,969	41,628
Corporate	1,778	1,056
Total	$114,908	$121,639

	September 30, 2015	December 31, 2014
Goodwill		(Revised)
Applications and infrastructure	$6,906	$6,906
Professional services	9,257	9,257
Managed services	18,402	18,402
Cloud services	23,349	23,349
Total	$57,914	$57,914

Revenues by Segment by Geographic Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Restated)			(Restated)
Applications and infrastructure	$5,368	$229	$5,597	$14,221	$867	$15,088
Professional services	6,451	24	6,475	19,553	96	19,649
Managed services	5,547	-	5,547	20,679	-	20,679
Cloud services	2,420	171	2,591	7,557	476	8,033
Total	$19,786	$424	$20,210	$62,010	$1,439	$63,449

Revenues by Segment by Geographic Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$6,421	$767	$7,188	$13,255	$2,405	$15,660
Professional services	10,330	59	10,389	20,542	157	20,699
Cloud and managed services	2,971	-	2,971	16,102		16,102
Total	$19,722	$826	$20,548	$49,899	$2,562	$52,461

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

Gross Profit by Segment by Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Restated)			(Restated)
Applications and infrastructure	$1,349	$67	$1,416	$3,874	$198	$4,072
Professional services	1,445	5	1,450	4,114	25	4,139
Managed services	1,998	-	1,998	6,115	-	6,115
Cloud services	1,973	142	2,115	6,270	395	6,665
Total	$6,765	$214	$6,979	$20,373	$618	$20,991

Gross Profit by Segment by Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,767	$303	$2,070	$4,421	$1,191	$5,612
Professional services	3,157	16	3,173	5,221	39	5,260
Cloud and managed services	190	-	190	4,165	-	4,165
Total	$5,114	$319	$5,433	$13,807	$1,230	$15,037

Operating (Loss) Income by Segment by Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Restated)			(Restated)
Applications and infrastructure	$43	$36	$79	$242	$85	$327
Professional services	193	(23)	170	119	(48)	71
Managed services	(142)	-	(142)	(1,214)	-	(1,214)
Cloud services	(115)	142	27	413	395	808
Corporate	(1,755)	-	(1,755)	(11,551)	-	(11,551)
Total	$(1,776)	$155	$(1,621)	$(11,991)	$432	$(11,559)

Operating (Loss) Income by Segment by Region	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$351	$254	$605	$703	$1,036	$1,739
Professional services	(2,778)	13	(2,765)	(3,310)	29	(3,281)
Cloud and managed services	(2,630)	-	(2,630)	(3,812)	-	(3,812)
Corporate	(2,803)	-	(2,803)	(7,305)	-	(7,305)
Total	$(7,860)	$267	$(7,593)	$(13,724)	$1,065	$(12,659)

15. SUBSEQUENT EVENTS

Promissory Note and Subsequent Conversions

On November 12, 2015, the Company entered into a securities purchase agreement with an investor whereby the Company issued a senior convertible note, for cash proceeds of $500, in the original principal amount of $525. The note has a term of one year, bears interest at the rate of 12% per annum and, at the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $1.75 per share, subject to adjustment as set forth in the note. The note shall amortize in twelve bi-weekly installments beginning on the six month anniversary of the note’s issuance. Amortization payments may be made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such amortization payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the amortization conversion rate, which is equal to the lower of (x) $1.75 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

On November 12, 2015, the Company entered into an exchange agreement with the investor whereby the Company exchanged a portion of the senior secured note originally issued by the Company to GPB Life Science Holdings, LLC on December 3, 2014 and subsequently assigned to the investor, for new senior convertible notes, in three tranches of $500 for a total principal amount of $1,500. The notes have a term of one year, bear interest at the rate of 12% per annum, and are convertible into shares of the Company’s common stock at a conversion price equal to $1.25 per share, subject to adjustment as set forth in the notes. Starting on the first week anniversary of the issuance of the new senior convertible notes and continuing thereafter, the investor shall on a bi-weekly basis redeem one-sixth of the face amount of the senior convertible notes and guaranteed interest. The redemptions may be made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such redemption payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the redemption conversion rate, which is equal to the lower of (x) $1.25 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

The Company issued the three tranches of new senior convertible notes on the following dates:

●	$500 issued on November 13, 2015 which matured on January 28, 2016 (“Tranche 1”),

●	$500 issued on November 27, 2015 which matured on February 19, 2016 (“Tranche 2”) and

●	$500 issued on December 11, 2015 which matured on March 4, 2016 (“Tranche 3”).

Subsequent to December 31, 2015, the investor who holds the promissory note tranches issued on November 13, 2015, November 27, 2015, and December 11, 2015 converted the debt into shares of the Company’s common stock. Below is a summary of the transactions:

Tranche 1:

●	During January 2016, the investor converted $167 principal amount of debt into 133,334 shares of the Company’s common stock.

●	On February 3, 2016, the investor converted the remaining $83 principal amount of debt into 66,667 shares of the Company’s common stock. Tranche 1 of the Promissory Note debt was fully amortized as of this date.

Tranche 2:

●	During January 2016, the investor converted $167 principal amount of debt into 133,334 shares of the Company’s common stock.

●	During February 2016, the investor converted $167 principal amount of debt into 133,334 shares of the Company’s common stock. Tranche 2 of the Promissory Note debt was fully amortized as of February 22, 2016.

Tranche 3:

●	During January 2016, the investor converted $250 principal amount of debt into 200,001 shares of the Company’s common stock.

●	During February 2016, the investor converted $167 principal amount of debt into 133,334 shares of the Company’s common stock.

●	On March 2, 2016, the investor converted the remaining $83 principal amount into 66,667 shares of the Company’s common stock.

Bridge Financing – GPB Life Science Holdings, LLC

On November 12, 2015, the Company entered into an exchange agreement with the investor (as noted above in the Promissory Note and Subsequent Conversions section of this footnote) whereby the Company exchanged a portion of the senior secured note originally issued by the Company to GPB Life Science Holdings, LLC on December 3, 2014 and subsequently assigned to the investor, for new senior convertible notes, in three tranches of $500 for a total principal amount of $1,500.

GPB Life Science Holdings, LLC exchanged the following senior secured notes to the investor in the following three tranches:

●	$500 exchanged on November 13, 2015 which matured on January 28, 2016 (Tranche 1),

●	$500 exchanged on November 27, 2015 which matured on February 19, 2016 (Tranche 2), and

●	$500 exchanged on December 11, 2015 which matured on March 4, 2016 (Tranche 3).

On December 29, 2015, the Company entered into a conversion agreement with GPB Life Science Holdings, LLC pursuant to which, among other things, (i) the Company used $2,300 of the JGB (Cayman) Waltham Ltd. senior secured convertible debentures (as described later within this footnote) to reduce the total amount owed by the Company to GPB Life Science Holdings, LLC to $1,500, (ii) if the closing price per share of the Company’s common stock 90 days after December 29, 2015 is less than the remaining balance conversion price, as adjusted, then the Company shall issue to GPB Life Science Holdings, LLC additional unregistered shares of the Company’s common stock in an aggregate amount equal to the amount set forth in the conversion agreement, (iii) GPB Life Science Holdings, LLC and the Company will convert the remaining balance of $1,500 into shares of the Company’s common stock at a conversion price per share equal to 75% multiplied by the lower of (x) the average volume weighted average price per share of the Company’s common stock for the five prior trading days and (y) the one day volume weighted price for a share of the Company’s common stock on December 29, 2015, (iv) GPB Life Science Holdings, LLC will reduce the exercise price of those certain outstanding warrants originally issued by the Company on May 14, 2015 to $1.75, and (v) GPB Life Science Holdings, LLC will release all of its remaining security interest in the Company. On January 22, 2016, the Company issued 500,000 shares of common stock in full settlement of this provision and GPB Life Science Holdings, LLC released its remaining security interest in the Company.

On December 29, 2015 GPB Life Science Holdings, LLC converted $1,500 of principal amount outstanding (as noted in item (iii) above). Refer to Note 16 Stockholders’ Equity for additional detail on this transaction.

Investment in NGNWare, LLC

On December 17, 2015, the Company acquired a 13.7% ownership interest in NGNWare, LLC (“NGNWare”) for $800.

Senior Secured Convertible Debenture

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. (“JGB”) whereby the Company issued to JGB, for gross proceeds of $7,500, a $500 original issue discount senior secured convertible debenture in the aggregate principal amount of $7,500. The debenture has a maturity date of June 30, 2017, bears interest at 10% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to $1.33 per share, subject to adjustment as set forth in the debenture. The Company shall pay interest to JGB on the aggregate unconverted and then outstanding principal amount of the debenture in arrears each calendar month and on the maturity date in cash, or, at the Company’s option and subject to the Company satisfying certain equity conditions, in shares of the Company’s common stock. In addition, December 29, 2016 shall be an interest payment date on which the Company shall pay to JGB a fixed amount, which shall be additional interest under the debenture, equal to $350 in cash, shares of the Company’s common stock or a combination thereof. Commencing on February 29, 2016, JGB shall have the right, at its option, to require the Company to redeem up to $350 of the outstanding principal amount of the debenture per calendar month, which redemption may be made in cash or, at the Company’s option and subject to certain satisfying equity conditions, in shares of the Company’s common stock. The debenture is guaranteed to by the Company and certain of its subsidiaries and is secured by all assets of the Company. The total cash received by the Company as a result of this agreement was $3,730.

The Company used a portion of the proceeds from the debenture to pay $2,300 remaining under the Bridge Financing – GPB Life Science Holdings, LLC senior secured convertible debt.

Acquisition of Assets of SDN Essentials, LLC

On January 1, 2016, the Company acquired the assets of SDN Essentials, LLC (“SDN”) for $50 in cash, 1,000,000 shares of the Company’s common stock valued at $1.00 per share, and an earn out provision of $515, subject to SDN meeting certain revenue targets. In addition, the Company will issue a pool of 50,000 shares of the Company’s common stock which will be allocated among all employees of SDN.

Asset Purchase Agreement

On February 17, 2016, the Company consummated the sale of certain assets of VaultLogix and its subsidiaries, DPS and USDA, to KeepItSafe, Inc. for an aggregate purchase price of $24,000. Of the $24,000 purchase price, $22,000 was paid to the Company at closing and $2,000 is being held in escrow, to be released twelve months after the closing date of the sale.

Securities Exchange Agreement

On February 17, 2016, the Company entered into a securities exchange agreement with VaultLogix and the lender party thereto whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to the lender party a new 8.25% senior secured convertible note dated February 18, 2016 in the aggregate principal amount of $11,601. As a result of the assignment, the Company and VaultLogix’s obligations to White Oak Global Advisors, LLC have been satisfied.

The new note has a maturity date of February 18, 2019, bears interest at 8.25% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to the lowest of: (a) $2.00 per share, (b) 80% of the average of the volume weighted average prices for each of the five consecutive trading days immediately prior to the applicable conversion date, and (c) 85% of the volume weighted average price for the trading day immediately preceding the applicable conversion date, subject to adjustment as set forth in the note. The Company has the option to pay interest in either cash or shares of the Company’s common stock.

Notice from the Listing Qualifications Department of The Nasdaq Stock Market

On April 18, 2016, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing because the Company had not yet filed its Annual Report on Form 10-K for the period ended December 31, 2015.

On May 24, 2016, the Company received a written notice from the Listing Qualifications Department of the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016.

The notice provides that the Company has until June 17, 2016 to submit a plan to regain compliance with Nasdaq’s continued listing requirements.

JGB First Forbearance and Amendment Agreement

On May 17, 2016, the Company entered into a Forbearance and Amendment Agreement (the “Debenture Forbearance Agreement”) with JGB pursuant to which JGB agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Debenture Forbearance Agreement. The defaults, which were not monetary in nature, related to the Company’s inability to timely file its annual report on form 10-K for the fiscal year ended December 31, 2015.

Amended and Restated Senior Secured Convertible Note

In connection with the execution of the Debenture Forbearance Agreement, the Company executed and issued a second amended and restated senior secured convertible debenture (the “Amended and Restated Debenture”) in order to amend the original 10% senior secured convertible debenture (the “Original Debenture”) issued on December 29, 2015 by: (i) reducing the conversion price at which the Amended and Restated Debenture converts into shares of the Company’s common stock to $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture; and (ii) eliminating the provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) anti-dilution protection with respect to JGB’s conversion rights under the Original Debenture.

The Amended and Restated Debenture was issued in the aggregate principal amount of $7,500, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price equal to $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture. The Company shall pay interest to JGB on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Debenture, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay JGB an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Debenture on each of May 31, 2017; May 31, 2018; and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Debenture. Commencing on May 17, 2016, JGB shall have the right, at its option, to require the Company to redeem up to $169 of the outstanding principal amount of the Amended and Restated Debenture plus the then accrued and unpaid interest thereon per calendar month in cash. The Amended and Restated Debenture contains standard events of default.

Senior Secured Note

In connection with the execution of the Debenture Forbearance Agreement, the Company executed and issued a 0.67% senior secured note (the “2.7 Note”), dated May 17, 2016, in the aggregate principal amount of $2,745 to JGB. The 2.7 Note has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

JGB Second Forbearance and Amendment Agreement

On May 17, 2016, the Company entered into a forbearance and amendment agreement (the “Note Forbearance Agreement”) with VaultLogix and JGB, pursuant to which JGB agreed to forbear action with respect to certain existing default in accordance with the terms of the Note Forbearance Agreement. The defaults, which were not monetary in nature, related to the Company’s inability to timely file its annual report on form 10-K for the fiscal year ended December 31, 2015.

Amended and Restated Senior Secured Convertible Note

In connection with the execution of the Note Forbearance Agreement, the Company executed and issued an amended and restated senior secured convertible note (the “Amended and Restated Note”) in order to amend the original note by: (i) reducing the conversion price at which the Amended and Restated Note converts into shares of the Company’s common stock at $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture; and (ii) eliminating provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) anti-dilution protection with respect to JGB’s conversion rights under the original note.

The Amended and Restated Note was issued in the aggregate principal amount of $11,601, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Note. The Company and VaultLogix shall pay interest to JGB on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Note, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay to JGB an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Note on each of May 31, 2017; May 31, 2018; and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Note. Commencing on May 17, 2016, JGB shall have the right, at its option, to require the Company to redeem up to $322 of the outstanding principal amount of the Amended and Restated Note plus the then accrued and unpaid interest thereon per calendar month in cash. The Amended and Restated Note contains standard events of default.

Senior Secured Note

In connection with the execution of the Note Forbearance Agreement, the Company executed and issued a 0.67% senior secured note (the “5.2 Note”), dated May 17, 2016, in the aggregate principal amount of $5,220 to JGB. The 5.2 Note has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

Amended Agreement

On May 23, 2016 the Company entered into an amended agreement with JGB, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors thereto (the “Amended Agreement”) pursuant to which, the Company requested that (i) JGB cause $172 to be withdrawn from the Blocked Account (as defined in the original debenture) and made available to the Company, and (ii) JGB cause $328 to be withdrawn from the Deposit Account (as defined in the original note) and made available to the Company and VaultLogix and, in exchange for the foregoing (i) VaultLogix will guarantee the obligations of, and provide security for, the Amended and Restated Debenture and the 2.7 Note, (ii) the Guarantors (as defined in the Amendment Agreement) will guaranty all indebtedness due to JGB under the Amended and Restated Note and 5.2 Note, and (iii) the Company and each Guarantor will provide security for all obligations owed to JGB under the Amended and Restated Note and the 5.2 Note in accordance with the terms of an Additional Debtor Joinder, dated May 23, 2016, pursuant to which the Company and each additional party thereto agrees to be bound by the terms of that certain Security Agreement, dated as of February 18, 2016, made by VaultLogix in favor of the secured party thereto (the “February Security Agreement”).

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

Results of Operations – Three months ended September 30, 2015 and 2014

Revenues:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$5,597	$7,188	$(1,591)	-22%
Professional services	6,475	10,389	(3,914)	-38%
Managed services	5,547	2,971	2,576	87%
Cloud services	2,591	-	2,591	N/M
Total	$20,210	$20,548	$(338)	-2%

Revenues for the three-month period ended September 30, 2015 decreased by $0.3 million, or 2%, to $20.2 million, as compared to $20.5 million for the corresponding period in 2014. The decrease in revenues resulted primarily from decreases in our professional services and application and infrastructure segments. The decrease in revenue was offset by increase in our managed services and cloud services segments. The decrease in revenue from our professional services segment resulted from revenue from a major project in the third quarter of 2014. Our acquisitions included our cloud services segment and increased revenue in our managed services and cloud services segments. The increase in the managed services segment resulted from increased business activity. The increase in revenue from the cloud segment resulted from acquisitions.

During the three-month period ended September 30, 2015, 32% of our revenue was derived from our professional services segment, 28% from our applications and infrastructure segment, 27% from our managed services segment and 13% from our cloud services segment. During the three-month period ended September 30, 2014, 14% of our revenue was derived from our managed services segment, 51% from our professional services segment and 35% from our applications and infrastructure segment. Revenues from our cloud segment and the maintenance revenue from our managed services segment tends to be recurring in nature. Such recurring revenue was $6.5 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively.

Cost of revenue and gross margin:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$4,181	$5,118	$(937)	-18%
Gross profit	$1,416	$2,070	$(654)	-32%
Gross profit percentage	25%	29%

Professional services
Cost of revenue	$5,025	$7,216	$(2,191)	-30%
Gross profit	$1,450	$3,173	$(1,723)	-54%
Gross profit percentage	22%	31%

Managed services
Cost of revenue	$3,549	$2,781	$768	28%
Gross profit	$1,998	$190	$1,808	952%
Gross profit percentage	36%	6%

Cloud services
Cost of revenue	$476	$-	$476	N/M
Gross profit	$2,115	$-	$2,115	N/M
Gross profit percentage	82%	N/M

Total
Cost of revenue	$13,231	$15,115	$(1,884)	-12%
Gross profit	$6,979	$5,433	$1,546	28%
Gross profit percentage	35%	26%

Cost of revenue for the three-month periods ended September 2015 and 2014 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $1.9 million, or 12%, for the three-month period ended September 30, 2015 was primarily attributable decreased cost of revenue in our professional services segment. The decrease in cost of revenue from our professional services segment was due to less revenue due to decreased revenue from certain larger customers. Costs of revenue as a percentage of revenues was 65% for the three-month period ended September 30, 2015, as compared to 74% for the same period in 2014.

Our gross profit percentage was 35% for the three-month period ended September 30, 2015, as compared to 26% for the comparable period in 2014. The overall increase in gross profit percentage was due to increased margins within our managed services and our cloud services segments. This resulted from better performing projects within our managed services segment. Additionally, the cloud services segment was acquired during the fourth quarter of 2014 and was not included in 2014.

Salaries and wages:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$469	$697	$(228)	-33%
Percentage of total revenue	2%	3%

Professional services	$859	$1,661	$(802)	-48%
Percentage of total revenue	4%	8%

Managed services	$1,085	$2,171	$(1,086)	-50%
Percentage of total revenue	5%	11%

Cloud services	$801	$-	$801	N/M
Percentage of total revenue	4%	N/M

Corporate	$1,604	$666	$938	141%
Percentage of total revenue	8%	3%

Total	$4,818	$5,195	$(377)	-7%
Percentage of total revenue	24%	25%

For the three-month period ended September 30, 2015, salaries and wages decreased $0.4 million to $4.8 million as compared to approximately $5.2 million for the same period in 2014. The decrease resulted primarily from a decrease in salaries and wages in our managed services and professional services segments. The decrease in the managed services segment resulted from the transfer of certain employees from our managed services segment to our corporate segment. The decrease in the professional services segment resulted from a decrease in headcount related to professional services employees. This decrease was offset by increased salary and wages expense in our cloud services and corporate segments. The increase in cloud services was due to the segment’s acquisition in October 2014. The increase in the corporate segment resulted from the transfer of employees referred to above. Salaries and wages were 24% of revenue in the three-month period ended September 30, 2015, as compared to 25% for the same period in 2014. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$624	$540	$84	16%
Percentage of total revenue	3%	3%

Professional services	$355	$407	$(52)	-13%
Percentage of total revenue	2%	2%

Managed services	$440	$404	$36	9%
Percentage of total revenue	2%	2%

Cloud services	$510	$-	$510	N/M
Percentage of total revenue	3%	0%

Corporate	$1,783	$1,274	$509	40%
Percentage of total revenue	9%	6%

Total	$3,712	$2,625	$1,087	41%
Percentage of total revenue	18%	13%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $1.1 million, or 41%, to $3.7 million in the three-month period ended September 30, 2015, as compared to $2.6 million in the comparable period of 2014. The increase was primarily a result of an increase in the cloud services and corporate segments. The increase in the cloud services segment resulted from the segment’s acquisition in October 2014. The increase in the corporate segment resulted from the increase in legal expense due to the Securities and Exchange Commission’s review. General and administrative expenses increased to 18% of revenues in the three-month period ended September 30, 2015, from 13% in the comparable period in 2014.

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

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $2.9 million for three-month period ended September 30, 2015, as compared to net loss attributable to common stockholders of $8.7 million for the three months ended September 30, 2014. The decrease in net loss was due to a decrease in impairment charges related to goodwill and intangible assets totaling $3.8 million. Additionally, gross profit increased by $1.5 million and non-cash losses declined $1.5 million. This was offset by an increase in selling, general and administrative expense of $1.1 million.

Results of Operations – Nine months ended September 30, 2015 and 2014

Revenues:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$15,088	$15,660	$(572)	-4%
Professional services	19,649	20,699	(1,050)	-5%
Managed services	20,679	16,102	4,577	28%
Cloud services	8,033	-	8,033	N/M
Total	$63,449	$52,461	$10,988	21%

Revenues for the nine-month period ended September 30, 2015 increased by $11.0 million, or 21%, to $63.5 million, as compared to $52.5 million for the corresponding period in 2014. The increases in revenues resulted primarily from our acquisitions included in our cloud services segment and increased business activity in our managed services segment. During the nine-month period ended September 30, 2015, 32% of our revenue was derived from our managed services segment, 31% from our professional services segment, 24% from our applications and infrastructure segment and 13% from our cloud services segment. During the nine-month period ended September 30, 2014, 31% of our revenue was derived from our managed services segment, 39% from our professional services segment and 30% from our applications and infrastructure segment. Revenues from our cloud segment and the maintenance revenue from our managed services segment tends to be recurring in nature. Such recurring revenue was $19.0 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Cost of revenue and gross margin:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$11,016	$10,048	$968	10%
Gross profit	$4,072	$5,612	$(1,540)	-27%
Gross profit percentage	27%	36%

Professional services
Cost of revenue	$15,510	$15,439	$71	0%
Gross profit	$4,139	$5,260	$(1,121)	-21%
Gross profit percentage	21%	25%

Managed services
Cost of revenue	$14,564	$11,937	$2,627	22%
Gross profit	$6,115	$4,165	$1,950	47%
Gross profit percentage	30%	26%

Cloud services
Cost of revenue	$1,368	$-	$1,368	N/M
Gross profit	$6,665	$-	$6,665	N/M
Gross profit percentage	83%	N/M

Total
Cost of revenue	$42,458	$37,424	$5,034	13%
Gross profit	$20,991	$15,037	$5,954	40%
Gross profit percentage	33%	29%

Cost of revenue for the nine-month periods ended September 2015 and 2014 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $5.0 million, or 13%, for the nine-month period ended September 30, 2015 as compared to the comparable period of 2014 was primarily attributable to a corresponding increase in cost of revenue in our managed services, applications and infrastructure and cloud services segments. The increase in cost of revenue from our managed services segment was due to increased revenue from our managed services and cloud services segments. The cloud services segment was acquired in October 2014. Revenue increased 21% during the nine months ended September 30, 2015 and cost of revenue increased 13%.

Our gross profit percentage was 33% for the nine-month period ended September 30, 2015, as compared to 29% for the comparable period in 2014. The overall increase in gross profit percentage was due to increased margins within our cloud services segment. The cloud services segment business was acquired in October 2014.

Salaries and wages:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2015	2014	Dollars	Percentage
Applications and infrastructure	$1,440	$1,750	$(310)	-18%
Percentage of total revenue	2%	3%

Professional services	$2,713	$3,448	$(735)	-21%
Percentage of total revenue	4%	7%

Managed services	$4,219	$5,662	$(1,443)	-25%
Percentage of total revenue	7%	11%

Cloud services	$2,021	$-	$2,021	N/M
Percentage of total revenue	3%	0%

Corporate	$9,006	$1,984	$7,022	354%
Percentage of total revenue	14%	4%

Total	$19,399	$12,844	$6,555	51%
Percentage of total revenue	31%	24%

For the nine-month period ended September 30, 2015, salaries and wages increased $6.6 million to $19.4 million as compared to approximately $12.8 million for the same period in 2014. The increase resulted primarily from an increase in stock compensation expense. Stock compensation expense was $7.3 million and $1.8 million for the nine months ended 2015 and 2014, respectively. Additionally, the increase was due to increased personnel associated with our cloud services segment, which was acquired in October 2014. Salaries and wages were 31% of revenue during the nine-month period ended September 30, 2015, as compared to 24% for the same period in 2014. Our salaries and wages will not increase proportionally to the increase in our revenue.

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

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $27.7 million for the nine-month period ended September 30, 2015, as compared to the net loss attributable to common stockholders of $8.3 million for the nine months ended September 30, 2014. The increase in net loss attributable to common stockholders was due to the net change in the fair value of derivative instruments, the loss on extinguishment of debt and the loss on the modification of debt totaling a net $19.6 million. Additionally, salaries and wages and selling, general and administrative expense increased $8.4 million. These increases were offset by an increase in gross profit of $6.0 million and a reduction in impairment expense related to goodwill and intangible assets totaling $3.8 million.

Liquidity and Capital Resources

At September 30, 2015, we had a working capital deficit of $22.4 million, as compared to a working capital deficit of $13.0 million at December 31, 2014.

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

Net cash used in operating activities for the nine months ended September 30, 2015 was $2.0 million, which included $7.4 million in stock compensation charges and the issuance of shares for services, charges related to depreciation and amortization of debt discount and deferred issuance costs of $4.0 million, gains on the fair value of derivative liabilities of $0.7 million, losses on extinguishment and conversion of debt, modification of debt and exchange of shares of $5.8 million, and changes in accounts receivable, inventory, other assets, deferred revenue and accounts payable and accrued expenses of $3.8 million.

Net cash used in investing activities for the nine months ended September 30, 2015 was $1.7 million. This consisted of the issuance of notes receivable, capitalization of software development costs and purchase of equipment.

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

INTERCLOUD SYSTEMS, INC.

June 17, 2016	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer