Form 10-K
period 2015-12-31
INTERCLOUD SYSTEMS, INC.
filed 2016-06-17
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $45,202,168 as of June 30, 2015, based on the $2.66 closing price per share of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on June 13, 2016 was 32,648,441.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2015

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

Overview

InterCloud Systems, Inc. is a leading provider of cloud networking orchestration and automation, for software-defined networking (SDN) and network function virtualization (NFV) cloud environments to the telecommunications service provider (carrier) and corporate enterprise markets through cloud solutions and professional services. Our cloud solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing cloud deployment and management to our Company rather than the capital expense model that has dominated in recent decades in IT infrastructure management. Our professional services group offers a broad range of solutions to enterprise and service provider customers, including application development teams, analytics, project management, program management, unified communications, network management and field support services on a short and long-term basis. Our applications and infrastructure division offers enterprise and service provider customers specialty contracting services, including engineering, design, installation and maintenance services, that support the build-out and operation of some of the most advanced small cell, Wi-Fi and distributed antenna system (DAS) networks. We believe the migration of these complex networks from proprietary hardware-based solutions to software-defined networks and cloud-based solutions provides our company a significant opportunity as we are one of only a few industry competitors that can span across both the legacy and next-generation networks that are actively being designed and deployed in the marketplace. We also believe we are in a position to assist our customers by offering competitive cloud and SDN solutions from a single source, while also maintaining our customers’ legacy hardware-based solutions.

We provide the following categories of offerings to our customers:

●

Cloud and Managed Services. Our cloud services offering is built around a “cloud in the box” package. Our Dpod private cloud platform offers enterprise customers, carriers, and resellers ability to prepackage a “hyper-converged” open source private cloud environment in an opex model rather than the legacy hardware model. Our Dpod cloud offers cloud orchestration, virtualized compute, virtualized network functions, and virtualized storage. This platform is offered in a multi-year contract, managed services format. We believe Dpod greatly accelerates our customer’s ability to move production applications seamlessly to a fully-virtualized environment without any vendor lock in from equipment manufacturers as well as lowers cost and decreases their time to market to deliver new applications to their own customers in a secure private environment. Our experience in system integration and solutions-centric services helps our customers quickly to integrate and adopt cloud-based services. In addition, our managed-services offerings include network management, 24x7x365 monitoring, security monitoring, storage and backup services.

●	Applications and Infrastructure. We provide an array of applications and services throughout North America and internationally, including SDN training, SDN software development and integration, VNF validation in a multi-vendor environment, unified communications, interactive voice response (IVR) and SIP-based call centers. We also offer structured cabling and other field installations. In addition, we design, engineer, install and maintain various types of Wi-Fi and wide-area networks, DAS networks, and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and applications teams support the deployment of new networks and technologies, as well as expand and maintain existing networks. We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks.

●	Professional Services. We provide consulting and professional staffing solutions to the service-provider and enterprise market in support of all facets of IT and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services. We leverage our international recruiting database, which includes more than 70,000 professionals, for the rapid deployment of our professional services. On a weekly basis, we deploy hundreds of telecommunications professionals in support of our worldwide customers.

Our Operating Units

Through a series of acquisitions, we have expanded our service offerings and geographic reach over the past four years. Our company is comprised of the following operating units:

●	Integration Partners-NY Corporation. Integration Partners-NY Corporation (“IPC”), is a full-service voice and data network engineering firm based in New York that serves both corporate enterprises and telecommunications service providers. IPC supports the cloud and managed services aspect of our business and expands our systems integration and applications capabilities.

●	ADEX Corporation. ADEX Corporation (“ADEX”) is an Atlanta-based provider of engineering and installation services and staffing solutions and other services to the telecommunications industry. ADEX’s managed solutions diversifies our ability to service our customers domestically and internationally throughout the project lifecycle. ADEX includes the operations of High Wire Networks (“High Wire”), a managed services group out of the Chicago area.

●	AW Solutions, Inc. AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, “AW Solutions”), are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, architectural and engineering services, program management and other technical services. Through Logical Link, an Outside Plant (OSP) engineering company, AW Solutions provides in-field design and drafting of wireline, fiber and DAS deployments. Logical Link also performs construction and installation through subcontractors.

●	T N S, Inc. T N S, Inc. (“T N S”) is a Chicago-based structured cabling company and DAS installer that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. T N S extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations that have significant ongoing next generation network needs.

●	Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC. Rives-Monteiro Engineering, LLC (“RM Engineering”) is a cable firm based in Tuscaloosa, Alabama that performs engineering services in the Southeastern United States and internationally, and Rives-Monteiro Leasing, LLC (“RM Leasing”, and together with RM Engineering, “Rives-Monteiro”), is an equipment provider for cable-engineering services firms. RM Engineering provides services to customers located in the United States and Latin America.

●	Tropical Communications, Inc. Tropical Communications, Inc. (“Tropical”) is a Miami-based provider of structured cabling and DAS systems for commercial and governmental entities in the Southeast.

●	RentVM, Inc. RentVM, Inc. (“RentVM”) is a New Jersey-based provider of infrastructure-as-a-service technology to software developers and to healthcare, education, and other small and medium-sized businesses and enterprises to enable public and private (enterprise) cloud environments. RentVM expands our cloud and managed services capabilities by providing us a software defined data center (SDDC) platform to offer enterprise-grade cloud computing solutions.

●	Axim Cloud. Axim Cloud (“Axim”) is a reseller of Amazon web services, including cloud storage.

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

Spending on public cloud services is expected to increase sharply this year and through 2019, according to analysts with International Data Corporation, a leading global market intelligence firm (“IDC”) and Gartner, Inc., a leading IT research and advisory company (“Gartner”). In a report dated January 25, 2016, Gartner analysts projected that the global public cloud services market will increase 16.5 percent this year compared with 2015 - to $204 billion - with the infrastructure-as-a-service (IaaS) segment being the key driver, growing 38.4 percent to $22.4 billion. Gartner expects total cloud spending to increase from $132 billion worldwide in 2013 to $244 billion in 2017.

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

Network functions virtualization (NFV) and software defined networking (SDN) are the popular software-based approaches that service providers are using to design, deploy and manage their networks and services. NFV is a telecom led initiative seeking to utilize standard IT virtualization technology to consolidate many telecom network equipment types onto industry standard high volume servers, switches and storage. Many industry leaders believe NFV will likely transform the entire telecom infrastructure ecosystem. In its report entitled “Network Functions Virtualization (NFV) Market: Business Case, Market Analysis and Forecasts 2015 – 2020”, published in November 2014, Mind Commerce, a business intelligence and technology insight company, estimated that the overall global market for NFV will grow at a compound annual growth rate, or CAGR, of 83.1% between 2015 and 2020, and that NFV revenues will reach $ 8.7 billion by the end of 2020.

Signals and Systems Telecom, a Dubai-based market intelligence and consulting firm for the worldwide telecommunications industry (“SNS Telecom”), projects exponential growth in service provider SDN and NFV investments. In its report titled ‘The SDN, NFV & Network Virtualization Ecosystem: 2015 - 2030 - Opportunities, Challenges, Strategies & Forecasts,’ SNS Telecom projects that this industry will log a 54% CAGR from 2015 to 2020, and will account for US$20 billion in revenue by 2020.

The SNS Telecom report states that enterprises are already aware of the several advantages offered by SDN and NFV. The deployment of these technologies is seen to be the highest in datacenter operations, telecommunications services, and enterprise IT. One aspect that makes SDN, NFV, and network virtualization much sought after is the ability of these technologies to help enterprises cope with the mounting demand for higher mobile traffic capacity. While doing so, these technologies bring down capital expenses and operating expenses, which can otherwise burden service providers. Most importantly, virtualization enables service providers to reduce their dependence on expensive and high-maintenance hardware platform.

Our Competitive Strengths

During 2015, we launched DPoD, a hyper-converged private/hybrid cloud solution. Our hyper-converged solution includes Juniper Network’s industry-leading routing, switching, security and Contrail Networking SDN solution. This open architecture solution is based on Ubuntu’s OpenStack platform. Our DPoD product offering provides all of the attributes of a public cloud offering, including reduced capital expenditures for our customers and greater elasticity and scalability in a dedicated private cloud environment. DPoD can be deployed within our data centers or on customer premises. In addition to compute and storage resources, DPoD is fully-enabled with SDN and NFV to leverage software-based network appliances. DPoD is a ‘cloud in a box,’ that brings everything together, including a full multi-vendor professional services experience. The DPoD provides the client with a completely secure, private cloud solution that can be leveraged for nearly any business application.

We believe our market advantages center around our cloud-based applications and services portfolio and positioning. As a private/hybrid cloud provider, we add value by enabling fast IT applications and services while helping to contain capital expenditures for costly equipment and infrastructure. Customers now demand a partner that can provide end-to-end cloud solutions, that offers a solution that allows the customer to move IT expenditures from capital costs to operating costs, and that offers the customer greater elasticity and the ability to rapidly deploy enterprise applications.

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in our target markets:

●	Single-Source Provider of Cloud and Managed Services Applications and Infrastructure to Enterprise and Service Providers.

●	Customizable Cloud Integration Services. We offer a wide spectrum of flexible and customizable cloud solutions for our customers. We differentiate our services by our ability to plan and customize a wide variety of cloud solutions for each customer.

●	Totally Secure Private and Hybrid Cloud Architectures. While many cloud companies only offer public cloud services, leaving great risks of security challenges within a network, our ability to customize private and hybrid cloud architecture, with multiple levels of security, mitigates these risks.

●	Licensed and Open Source SaaS Portfolio. Our software as a service (SaaS) business utilizes top licensed software in the marketplace, including offerings from Microsoft, Canonical and Citrix. In addition, we utilize open source platforms that our skilled applications team can customize to fit our customers’ requirements.

●	Established Customer Relationships

●	Vertical Market Compliance. Our customer list includes relationships in many vertical markets, such as healthcare, finance, education, and retail, which are specifically sensitive to industry compliance. Proficiency with standards such as HIPAA, PCI and Ssae16 are essential. In addition, our applications specialists support customer requirements for unified communication competencies, call center, interactive voice response (IVR) and video applications.

●	Service Provider Relationships. We have established relationships with many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others. Our current customers include Ericsson Inc., Verizon Communications Inc., Alcatel-Lucent USA Inc., Century Link, Inc., AT&T Inc. and Hotwire Communications.

●	Long-Term Master Service Agreements. We have over 30 master service agreements with service providers and OEMs. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships and a proven ability to execute.

●	Global Professional Services

●	Engineering talents. Our geographical reach and vast engineering talents enable our customers to take advantage of our end-to-end solutions and one-stop shopping.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry in which a shortage of skilled labor is often a key limitation for our customers and competitors alike. We own and operate an actively-maintained database of more than 70,000 telecom and IT personnel. We also employ highly-skilled recruiters and utilize an electronic hiring process that we believe expedites deployment of personnel and reduces costs. We believe this access to a skilled labor pool gives us a competitive edge over our competitors as we continue to expand.

●	Strong Senior Management Team with Proven Ability to Execute. Our highly-experienced management team has deep industry knowledge and brings an average of over 25 years of individual experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

Our Growth Strategy

Under the leadership of our senior management team, we intend to build our sales, marketing and operations groups to support our rapid growth while focusing on increasing operating margins. While organic growth will be a main focus in driving our business forward, acquisitions will play a strategic role in augmenting existing product and service lines and cross-selling opportunities. We are pursuing several strategies, including:

●	Expand Our Cloud-Based Service Offerings. We are building a company that can manage the existing network infrastructures of the largest domestic and international corporations and service providers while also delivering a broad range of enterprise and carrier-grade cloud orchestration platforms and solutions. We believe the ability to provide such services is a critical differentiator as we already have relationships with many potential customers by offering services through our three operating divisions -- applications and infrastructure, professional services, and cloud and managed services. Each of our three operating divisions intends to continue to expand by offering additional cloud services, such as cloud management of Wi-Fi and DAS networks, on a virtualized wireless controller running on our cloud rather than installed throughout a corporate network, allowing better controls and cost savings for clients. We recently expanded the service offerings of our professional services group to include services to support the roll-out of NFV, SDN and private cloud solutions and to market such services to both the service provider and enterprise markets.

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

●

Aggressively Expand Our Organic Growth Initiatives. Our customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients by marketing Dpod private cloud, NFV and SDN service offerings to them, as well as by extending services to existing customers in new geographies.

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

Our Services

We are a leading provider of cloud networking orchestration and automation solutions and services. We provide cloud- and managed-service-based platforms, professional services, applications and infrastructure to both the telecommunications industry and corporate enterprises. Our cloud-based and managed services and our engineering, design, construction, installation, maintenance and project staffing services support the build-out, maintenance, upgrade and operation of some of the most advanced fiber optic, Ethernet, copper, wireless and satellite networks. Our breadth of services enables our customers to selectively augment existing services or to outsource entire projects or operational functions. We divide our service offerings into the following categories of services:

●	Cloud and Managed Services. We provide integrated cloud-based solutions that allow organizations around the globe to migrate and integrate their applications into a public, private or hybrid cloud environment. We combine engineering expertise with white glove service and support to maintain and support these complex global networks. We provide traditional hardware solutions and applications, cloud-based solutions and professional staffing services, which work as a seamless extension of a telecommunications service provider or enterprise end user. We provide industry leading vendor-independent, multi-vendor Virtual Network Function validation services. Through third-party VNF validation, service providers know in advance that virtual network functions are working together in a specific, dynamic, environment.

Our cloud services offering is built around a “cloud in the box” package. Our Dpod private cloud platform offers enterprise customers, carriers, and resellers ability to prepackage a “hyper-converged” open source private cloud environment in an open model rather than the legacy hardware model. Our Dpod cloud offers cloud orchestration, virtualized compute, virtualized network functions, and virtualized storage. This platform is offered in a multi-year contract, managed services format. We believe Dpod greatly accelerates our customer’s ability to move production applications seamlessly to a fully-virtualized environment without any vendor lock in from equipment manufacturers as well as lowers cost and decreases their time to market to deliver new applications to their own customers in a secure private environment. Our experience in system integration and solutions-centric services helps our customers quickly to integrate and adopt cloud-based services. In addition, our managed-services offerings include network management, 24x7x365 monitoring, security monitoring, storage and backup services.

●

Applications and Infrastructure. We provide an array of applications and services throughout North America and internationally, including SDN training, SDN software development and integration, VNF validation in a multi-vendor environment, unified communications, interactive voice response (IVR) and SIP-based call centers. We also offer structured cabling and other field installations. In addition, we design, engineer, install and maintain various types of Wi-Fi and wide-area networks, DAS networks, and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and applications teams support the deployment of new networks and technologies, as well as expand and maintain existing networks. We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks.

Network Function Virtualization. To manage help manage NFV, in 2015 we launched NFVGrid, an NFV orchestration platform, as part of our Network-as-a-Service (NaaS) offering. This tool helps to manage virtualized network functions (VNFs), instantiating, monitoring, repairing them and handling billing for the services.

Recently, we also released our multi-vendor VNF validation services. Through third-party VNF validation, service providers know in advance that virtual network functions are working together in a specific, dynamic, environment. Since each VNF validation is as unique as the network itself, we have created three levels of validation services that are available through annual contracts. No matter how intricate a network is, we offer the level of service needed. We offer:

●	Silver validation. This first tier of qualification says that a NFV successfully operates in the Cloud/SDN environment, which includes the validation of basic NFV functionality running on fully virtualized SDN-enabled Cloud platform.
●	Gold validation. This tier of qualification includes everything in the Silver Validation, plus guaranteed performance testing of scalability (both up and down) to address the demand volatility that CSPs face. Gold validation is done in compliance with OPNFV testing requirements.
●	Platinum validation. This is the highest level of validation. It includes everything in the Gold Validation and guarantees that the NFV will remain functional as software and hardware continue to update or change.

●	Applications. We apply our expertise in networking, converged communications, security, data center solutions and other technologies utilizing our skills in consulting, integration and managed services to create customized solutions for our enterprise customers. We provide applications for managed data, converged services (single and multiple site), voice recognition, session initiation protocol (SIP trunking-Voice Over IP, streaming media and unified communication (UC)) collocation services and others. These applications can be serviced at our customers’ premises or in our cloud solutions.

10

●

Professional Services. We provide consulting and professional staffing solutions to the service-provider and enterprise market in support of all facets of IT and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services. Our global professional services organization offers on-customer-premise and off-premise IT and cloud solutions consulting, design, engineering, integration, implementation and ongoing support of all solutions offered by our company.  We leverage our international recruiting database, which includes more than 70,000 professionals, for the rapid deployment of our professional services. On a weekly basis, we deploy hundreds of telecommunications professionals in support of our worldwide customers. We believe our global footprint is a differentiating factor for national and international-based customers needing a broad range of IT/Cloud technical expertise for management of their legacy and next generation IT networks.

Customers

Our customers include many Fortune 1000 enterprises, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, Sprint Nextel Corporation and AT&T.

Our top four customers, Ericsson, Inc., Crown Castle, Uline, and NX Utilities, accounted for approximately 33% of our total revenues from continuing operations in the year ended December 31, 2015. Our top four customers, Ericsson, Inc., Crown Castle, Andrew Solutions, and Dell, accounted for approximately 35% of our total revenues from continuing operations in the year ended December 31, 2014. Ericsson, Inc. and its affiliates, as an OEM provider for seven different carrier projects, accounted for approximately 14% and 17% of our total revenues in the years ended December 31, 2015 and 2014, respectively and was our only customer to account for 10% or more of our revenues during such periods.

A substantial portion of our revenue is derived from work performed under multi-year master service agreements and multi-year service contracts. We have entered into master service agreements, or MSAs, with numerous service providers and OEMs, and generally have multiple agreements with each of our customers. MSAs are awarded primarily through a competitive bidding process based on the depth of our service offerings, experience and capacity. MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks, but do not require our customers to purchase a minimum amount of services. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers. Most of our MSAs may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether we are then in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any prior notice. Our managed service offerings are typically sold under multi-year agreements and provide the customers with service level commitments. This is one of the fastest growing portions of our business.

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

Employees

As of December 31, 2015, we had 516 full-time employees and 13 part-time employees, of whom 81 were in administration and corporate management, eight were accounting personnel, 33 were sales personnel and 407 were technical and project managerial personnel.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $27.8 million and $18.5 million in the years ended December 31, 2015 and 2014, respectively. In addition, we incurred a net loss attributable to common stockholders of $65.8 million and $18.8 million in the years ended December 31, 2015 and 2014, respectively. We may continue to incur operating and net losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to sustain our recent revenue growth rates, we may never achieve or sustain profitability.

We experienced significant growth in recent years, primarily due to our strategic acquisitions. Our total revenues from continuing operations increased to $74.9 million in the year ended December 31, 2015 from $73.8 million, $51.4 million and $17.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues. We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our applications and infrastructure or professional services segments, increase our sales to existing customers or develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

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

As of December 31, 2015, we had total indebtedness of approximately $61.9 million, consisting of $0.1 million of bank debt, $39.5 million of convertible debentures and notes payable, and $22.3 million of related-party indebtedness. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

Our limited operating history as an integrated company, recent acquisitions and the rapidly-changing telecommunications market may make it difficult for investors to evaluate our business, financial condition, results of operations and divestitures, and prospects, and also impairs our ability to accurately forecast our future performance.

We experienced rapid and significant expansion in the four years ended December 31, 2015 due to a series of strategic acquisitions. We acquired three companies in 2012, one company in 2013 and three companies in 2014. We also disposed of one company in 2016. As a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. If our assumptions are incorrect, any resulting change or modification could adversely affect our financial conditions and/or results of operations.

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

Our sales are dependent on continued innovations in hardware, software and services offerings by our vendor partners and the competitiveness of their offerings, and our ability to partner with new and emerging technology providers.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including SaaS, IaaS and PaaS, and the Internet of Things (“IoT”). We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. A decrease in the rate of innovation, or the lack of acceptance of innovations by customers, could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example by providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.

We also are dependent upon our vendor partners for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. In addition, our success is dependent on our ability to develop relationships with and sell hardware, software and services from new emerging vendors and vendors that we have not historically represented in the marketplace. To the extent that a vendor’s offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, our business, results of operations or cash flows could be adversely impacted.

If we do not continue to innovate and provide products and services that are useful to our business customers, we may not remain competitive, and our revenues and operating results could suffer.

The market for our cloud and managed services, professional consulting and staffing services and voice, data and optical solutions is characterized by changing technology, changes in customer needs and frequent new service and product introductions, and we may be required to select one emerging technology over another. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. In addition, the development and offering of new services in response to new technologies or consumer demands may require us to increase our capital expenditures significantly. Moreover, new technologies may be protected by patents or other intellectual property laws and therefore may be available only to our competitors and not to us. Any of these factors could adversely affect our revenues and profitability. We cannot assure you that we will be able to successfully identify, develop, and market new products or product enhancements that meet or exceed evolving industry requirements or achieve market acceptance. If we do not successfully identify, develop, and market new products or product enhancements, it could have a material and adverse effect on our results of operations.

Our engagements typically require longer implementations and other professional services engagements.

Our implementations generally involve an extensive period of delivery of professional services, including the configuration of the solutions, together with customer training and consultation. In addition, existing customers for other professional services projects often retain us for those projects beyond an initial implementation. A successful implementation or other professional services project requires a close working relationship between us, the customer and often third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementations or other professional services projects, and increase risks of delay of such projects. Delays in the completion of an implementation or any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers, third-party consultants or systems integrators regarding performance as originally anticipated. Such delays in the implementation may cause material fluctuations in our operating results. In addition, customers may defer implementation projects or portions of such projects and such deferrals could have a material adverse effect on our business and results of operations.

Our future success is substantially dependent on third-party relationships.

An element of our strategy is to establish and maintain alliances with other companies, such as system integrators, resellers, consultants, and suppliers of products and services for maintenance, repair and operations. These relationships enhance our status in the marketplace, which generates new business opportunities and marketing channels and, in certain cases, additional revenue and profitability. To effectively generate revenue out of these relationships, each party must coordinate and support the sales and marketing efforts of the other, often including making a sizable investment in such sales and marketing activity. Our inability to establish and maintain effective alliances with other companies could impact our success in the marketplace, which could materially and adversely impact our results of operations. In addition, as we cannot control the actions of these third-party alliances, if these companies suffer business downturns or fail to meet their objectives, we may experience a resulting diminished revenue and decline in results of operations.

In addition, we may face additional competition from those systems integrators and third-party software providers who develop, acquire or market products competitive with our products. Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or hurt our ability to attract new systems integrators to market our products.

We maintain a strategic relationship with Juniper Networks under which we have undertaken to integrate our respective products and to market the Juniper Networks versions of our products in preference to other versions. Our license revenue may be affected by the success and acceptance of the Juniper Networks products relative to those of Juniper Networks’ competitors. We may experience difficulties in gaining market acceptance of the Juniper Networks version of our products, and difficulties in integrating and coordinating our products and sales efforts with those of Juniper Networks. In addition, customers or prospects that have not adopted the Juniper Networks technology platform may view our alliance with Juniper Networks negatively, and competitive alliances may emerge among other companies that are more attractive to our customers and prospective customers.

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Ericsson Inc. and its affiliates accounted for approximately 14% of our total revenues from continuing operations in the year ended December 31, 2015 and 17% of our total revenues from continuing operations in the year ended December 31, 2014. Our top four customers, Ericsson, Crown Castle, Uline, and NX Utilities, accounted for approximately 33% of our total revenues from continuing operations in the year ended December 31, 2015. Our top four customers, Ericsson, Crown Castle, Andrew Solutions, and Dell, accounted for approximately 35% of our total revenues from continuing operations in the year ended December 31, 2014. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

●	our performance on individual contracts or relationships with one or more significant customers could become impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

●	the strength of our professional reputation; and

●	key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the credit markets as a result of economic downturns or other reasons.

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

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. The increase in demand for consulting technology integration and managed services has increased our need for employees with specialized skills or significant experience in these areas. The future success of our ADEX Division depends, in part, on our ability to attract, hire and retain project managers, estimators, supervisors, foremen, equipment operators, engineers, linemen, laborers and other highly-skilled personnel. Our ability to attract and retain reliable and skilled personnel depends on a number of factors, such as general rates of employment, competitive demands for employees possessing the skills we need and the level of compensation required to hire and retain qualified employees. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. Competition for employees is intense, and we could experience difficulty hiring and retaining the personnel necessary to support our business. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our future earnings may be negatively impacted.

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

During the years ended December 31, 2015 and 2014, we derived approximately 36% and 37%, respectively, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

Breaches of data security could adversely impact our business.

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers and others. In addition, we operate data centers for our customers which host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, our coworkers also have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, we could be exposed to increased risk of breaches in security. Breaches in security could expose us, our customers or other individuals to a risk of public disclosure, loss or misuse of this information, resulting in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, as well as the loss of existing or potential customers and damage to our brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.

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

Other Risks Relating to Our Company and Results of Operations

Our auditors have expressed doubt about our ability to continue as a going concern.

The Independent Registered Public Accounting Firms’ Report issued in connection with our audited financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.” Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. If we are not able to continue our business as a going concern, we have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

●	our ability to effectively manage our working capital;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	our inability to adjust certain fixed costs and expenses for changes in demand;

●	shifts in geographic concentration of customers, supplies and labor pools; and

●	seasonal fluctuations in demand and our revenue

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract change order claims;

●	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others;

●	valuation of assets acquired and liabilities assumed in connection with business combinations;

●	accruals for estimated liabilities, including litigation and insurance reserves; and

●	goodwill and intangible asset impairment assessment.

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

Our 2013 U.S. corporation income tax return is currently under examination.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the year ended December 31, 2015, our management team identified material weaknesses relating to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions we enter into. As a result of these material weaknesses, material adjustments were noted during our annual audit and as a result of these adjustments we amended our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and were unable to file this Annual Report on Form 10-K in a timely manner. During 2015, we took steps to help remediate these material weaknesses, including hiring additional accounting staff who have a background and knowledge in the application of U.S. GAAP and performing a comprehensive review of our internal control over financial reporting. We plan to continue to take additional steps to remediate these material weaknesses for the year ending December 31, 2016, to improve our financial reporting systems and implement new policies, procedures and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

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

In January 2016, a derivative action was filed in the Delaware Chancery Court against our company, our directors, our executive officers and certain other individuals. This action arises out of the same conduct at issue in the purported class action discussed above. The complaint seeks unspecified damages, amendments to our articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action.

We deny the allegations in each complaint and are proceeding to vigorously defend the suits. However, as the outcome of litigation is inherently uncertain, it is possible that the plaintiffs in one or more actions will prevail no matter how vigorously we defend ourselves, which could result in significant compensatory damages on the part of our company and of our executive officers and directors. Any such adverse decision in such actions could have a material adverse effect on our financial position and liquidity and on our business and results of operations. In addition, regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

We have received subpoenas in the Securities and Exchange Commission investigation now known as “In the Matter of Certain Stock Promotions,” the consequences of which are unknown.

As disclosed in Item 3. Litigation, below, on May 21, 2014 we received a subpoena from the Securities and Exchange Commission, or the SEC, that stated that the staff of the SEC is conducting an investigation now known as “In the Matter of Certain Stock Promotions,” and that the subpoena was issued as part of an investigation as to whether certain investor relations firms and their clients engaged in market manipulation. The SEC’s subpoena and accompanying letter did not indicate whether we are, or are not, under investigation. We have provided testimony to the SEC and produced documents in response to that subpoena and several additional subpoenas from the SEC in connection with that matter, including a subpoena issued on March 1, 2016 requesting information relating to a transaction involving our Series H preferred shares in December 2013. The SEC may in the future require us to produce additional documents or information, or seek testimony from other members of our management team.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;

●	market conditions for providers of services to telecommunications, utilities and cloud services customers;

●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	dilution caused by the conversion into common stock of convertible debt securities or by the exercise of outstanding warrants;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2015, we had 29,461,377 shares of common stock issued and 29,032,622 shares outstanding, of which 11,391,604 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2015, we also had outstanding $45.4 million aggregate principal amount of convertible notes that were convertible into 25,738,670 shares of common stock. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. See Note 11, Term Loans, and Note 18, Related Parties, to the notes to our consolidated financial statements in this report. As of December 31, 2015, there were also outstanding warrants to purchase an aggregate of 1,308,712 shares of our common stock at a weighted-average exercise price of $3.50 per share, all of which warrants were exercisable as of such date, and outstanding options to purchase an aggregate of 175,000 shares of common stock at an exercise price of $3.72 per share, of which 158,333 options were exercisable as of such date. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock.

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

Our principal executive offices are located in Shrewsbury, New Jersey in segregated offices comprising an aggregate of approximately 3,784 square feet. We are occupying our offices under a 60-month lease that expires in September 2020 and provides for monthly lease payments of $7,568 in the first year and increases of 2% per year thereafter.

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

Location	Owned or Leased	User	Size (Sq Ft)
Tuscaloosa, AL	Leased (1)	Rives-Monteiro Engineering, LLC	5,000
Miami, FL	Leased (2)	Tropical Communications, Inc.	6,000
Alpharetta, GA	Leased (3)	Adex Corporation	9,000
Des Plaines, IL	Leased (4)	T N S, Inc.	1,500
Upland, CA	Leased (5)	Adex Corporation	2,047
Naperville, IL	Leased (6)	Adex Corporation	1,085
Alpharetta, GA	Licensed (7)	Adex Corporation	1,000
Longwood, FL	Leased (8)	AW Solutions	7,750
Puerto Rico	Leased (9)	AW Solutions	1,575
Boca Raton, FL	Leased (10)	AW Solutions	1,282
Parsippany, NJ	Leased (11)	Integration Partners – NY Corp.	3,427
Dallas, TX	Leased (12)	InterCloud Systems, Inc.	1,098

(1)	This facility is leased pursuant to a month-to-month lease that provides for monthly rental payments of $1,500 per month.

(2)	This facility is leased pursuant to a month-to-month lease that provides for aggregate rental payments of $1,792 per month.

(3)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments $9,225.

(4)	This facility is leased pursuant to a month-to-month lease that provides for monthly payments of $1,133 per month.

(5)	This facility is leased pursuant to a month-to-month lease that provides for aggregate rental payments of $2,252 per month.

(6)	This facility is leased pursuant to a month-to-month lease that provides for aggregate rental payments of $1,673 per month.

(7)	This facility is licensed pursuant to a temporary license terminable by either party upon 30 days prior written notice and provides for aggregate payments of $200 per month. ADEX is also required to reimburse the licensor for its pro rata share of all utilities.

(8)	This facility is leased pursuant to a three-year lease that expires in December 2016 and provides for monthly rental payments of $15,705. The lease can be extended in annual increments with a 5% increase in the monthly rental payments for each renewal period.

(9)	This facility is leased under a two-year lease that expires on January 1, 2017 and provides for monthly payments of $1,545.

(10)	This facility is leased pursuant to a five-year lease that expires in August 2019 and provides for monthly base rental payments of $2,091 with a 3% annual increase in base rent thereafter plus 1.3% of the operating expenses of the building.

(11)	This facility is leased pursuant to a 48-month lease that expires in October 2017 and provides for aggregate monthly rental payments of $4,998.

(12)	This facility is leased pursuant to a 12-month lease that expires in April 2017 and provides for aggregate monthly rental payments of $2,013.

ITEM 3.	LEGAL PROCEEDINGS.

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

Derivative Action. In January 2016, a derivative compliant entitled Michael E. Sloan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, Daniel J. Sullivan, Roger M. Ponder, Lawrence M. Sands, Frank Jadevia, and Scott Davis, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No. 11878 (DE Chancery) was filed in the Delaware Chancery Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, abused control, grossly mismanaged, and unjustly enriched themselves by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and our company, and were written on behalf of our company for the purpose of promoting our company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to our articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action. The defendants agreed to accept service on March 21, 2016 and counsel are negotiating a schedule to answer, move to dismiss or otherwise respond to the complaint.

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

On April 23, 2015, we and the other defendants filed a motion to dismiss the principal substantive claims in the complaint with the exception of the claim for breach of contract. On January 12, 2016, the court granted our motion to dismiss the claims for breach of the covenant of good faith and fair dealing, for intentional breach, for estoppel and for declaratory relief, but denied our motions to dismiss the claims for unjust enrichment and for tortious interference with contractual relations against Messrs. Munro and Sullivan. On February 9, 2016, we filed our answer with respect to the remaining claims in this action and counterclaims based on the individual plaintiffs’ breach of contract and misrepresentations in the purchase agreement.

We intend to dispute these claims and to defend these litigations vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of each of these litigations is uncertain. An unfavorable outcome in either litigation could materially and adversely affect our business, financial condition and results of operations.

SEC Subpoenas

On May 21, 2014, we received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to us as part of an investigation as to whether certain investor relations firms and their clients engaged in market manipulation. The subpoena and accompanying letter did not indicate whether we are, or are not, under investigation. Since May 2014, we provided testimony to the SEC and produced documents in response to that subpoena and several additional subpoenas received from the SEC in connection with that matter, including a subpoena issued on March 1, 2016 requesting information relating to a transaction involving our Series H preferred shares in December 2013.

In connection with the SEC investigation, in May 2015, we received information from the SEC that it is continuing an investigation of the company and certain of our current and former officers, consultants of the company and others, of “possible violation[s]” of Section 17(a) of the Securities Act and Sections 9(a) and 10(b) of the Exchange Act and the rules of the SEC thereunder in the offer or sale of securities and certain other matters with respect to which the SEC claims it has information, including the possible market manipulation of our securities dating back to January 2013. Based upon our internal investigations, we do not believe either our company or any of our current or former officers or directors engaged in any activities that violated applicable securities laws. We intend to continue to work with the staff of the SEC towards a resolution and to supplement our disclosure regarding the SEC’s investigation accordingly.

We are unaware of the scope or timing of the SEC’s investigation. As a result, we do not know how the SEC investigation is proceeding, when the investigation will be concluded, or what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of its investigation. We are seeking to cooperate with the SEC in its investigation.

Other

Currently, there is no material litigation pending against our company other than as disclosed in the paragraphs above. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

As of December 31, 2015, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable or reasonably estimable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “ICLD”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Capital Market.

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$18.35	$6.50
Second Quarter	$8.87	$2.92
Third Quarter	$6.95	$3.83
Fourth Quarter	$4.72	$2.77

Fiscal Year Ended December 31, 2015
First Quarter	$3.00	$2.03
Second Quarter	$4.73	$1.45
Third Quarter	$2.79	$1.65
Fourth Quarter	$1.85	$0.94

Holders

At June 13, 2016, we had approximately 377 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of shares of our common stock authorized for issuance under our 2012 Performance Incentive Plan and 2015 Performance Incentive Plan as of December 31, 2015, which was our only equity compensation plan at such date.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	175,000	$3.72	1,184,730

Unregistered Sales of Equity Securities

In the fourth quarter of 2015, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

During October 2015, we issued 154,715 shares of common stock upon the conversion by GPB Life Science Holdings, LLC of $200 principal amount of promissory notes at a conversion price of $1.29 per share.

During October 2015, we issued 192,096 shares of common stock to a third party upon the exercise of warrants at exercise prices of between $1.81 and $1.54 per share for a total fair value of $324.

During November 2015, we issued 94,905 shares of common stock to a third party upon the exercise of warrants at exercise prices of between $1.63 and $1.42 per share for a total fair value of $144.

During November 2015, we issued 187,810 shares of common stock upon the conversion by various holders of promissory notes of an aggregate of $141 principal amount of promissory notes at conversion prices between $1.37 and $1.31 per share.

During November 2015, we issued 412,222 shares of common stock upon the conversion by GPB Life Science Holdings, LLC of $500 principal amount of promissory notes at conversion prices between $1.60 and $1.42 per share.

During December 2015, we issued 387,811 shares of common stock upon the conversion by various holders of promissory notes of an aggregate of $485 principal amount of promissory notes at conversion prices between $1.37 and $1.00 per share.

On December 29, 2015, we issued 1,918,649 shares of common stock upon the conversion by GPB Life Science Holdings, LLC of $1,500 principal amount of promissory notes at a conversion price of $1.03 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for our company for the years ended December 31, 2015 and 2014 that was derived from our audited consolidated financial statements included elsewhere in this report. The financial data set forth below should be read in conjunction with, and are qualified in their entirety by, reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and related notes included elsewhere in this report. All dollar amounts are presented in thousands with the exception of share and per share data.

	For the years ended
	December 31,
	2015	2014
Statement of Operations Data:

Revenues	$74,917	$73,751
Gross profit	20,847	18,042
Operating expenses	48,657	36,559
Loss from operations	(27,810)	(18,517)
Total other expense	(25,934)	(2,641)
Loss from continuing operations before benefit from income taxes	(53,744)	(21,158)
Benefit from income taxes	(1,345)	(3,297)
Loss from discontinued operations, net of tax	(13,260)	(957)
Net loss attributable to common stockholders	(65,762)	(18,795)
Net loss per share, basic	$(3.06)	$(1.49)
Net loss per share, diluted	$(3.06)	$(3.38)
Basic weighted average shares outstanding	21,520,885	12,619,885
Diluted weighted average shares outstanding	21,520,885	13,004,731

	As of December 31,
	2015	2014
Balance Sheet Data:

Cash	$7,944	$5,470
Accounts receivable, net	16,708	19,421
Total current assets	28,554	27,670
Goodwill and intangible assets, net	41,447	58,293
Total assets	92,231	121,639

Total current liabilities	39,951	40,688
Long-term liabilities	56,480	44,711
Stockholders' (deficit) equity	(4,200)	36,240

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We were incorporated in 1999, but functioned as a development stage company with limited activities through December 2009. Until September 2012, substantially all of our revenue came from our specialty contracting services. In September 2012, we acquired ADEX and TNS and in April 2013, we acquired AW Solutions.

In January 2014, we acquired the operations of IPC, thereby entering the telecommunications hardware and software resale sector as well as expanding our services by adding a hardware and software maintenance division. In February 2014, we acquired the operations of RentVM, which allowed us entry into the cloud computing sector and expanded the range of products and services provided to our customers. In October 2014, we acquired the operations of VaultLogix, a cloud-based data backup and storage company which we subsequently sold in February 2016.

With the acquisitions of IPC and RentVM, we re-evaluated our operating subsidiaries and determined that the IPC and RentVM divisions should be aggregated into one of three reporting segments based on their economic characteristics, products, production methods and distribution methods. The results of operations of IPC and RentVM are categorized within the managed services segment.

During 2015, we experienced continued operating losses in our managed services segment due to investments we made in our cloud-based products. As a result, we recorded intangible asset impairment expense of $0.7 million and goodwill impairment expense of $10.9 million. We continued to monitor the activities of this operating unit to determine if additional impairments are warranted and determined that there was no additional impairment as of December 31, 2015.

During 2015, we committed to a plan to sell VaultLogix and its subsidiaries, Data Protection Services and US Data, to a third-party. We finalized the transaction in February 2016 and, as a result, we recorded intangible asset impairment expense of $0.4 million and goodwill impairment expense of $11.2 million. As a result of the sale, the intangible asset and goodwill impairment expenses related to these entities are recorded in loss on discontinued operations.

During 2015, we evaluated the results of our Axim subsidiary, which is included in our cloud services segment, and determined that actual revenues were not meeting our forecasted revenues. As a result, we recorded intangible asset impairment expense of $0.03 million and goodwill impairment expense of $2.0 million.

Our revenue increased from $73.8 million for the year ended December 31, 2014 to $74.9 million for the year ended December 31, 2015. Our net loss attributable to common stockholders increased from $18.8 million for the year ended December 31, 2014 to $65.8 million for the year ended December 31, 2015. As of December 31, 2015, our stockholders’ deficit was $4.2 million. During 2014 and 2015, a significant portion of our revenue and expense was generated by our acquired companies. Of the $74.9 million in total revenues in the year ended December 31, 2015, $32.3 million was generated by the companies we acquired in 2014. Additionally, in 2015, $22.5 million of the total $54.1 million in cost of revenues was incurred by the companies we acquired in 2014. Gross profit generated by the companies we acquired in 2014 accounted for $9.8 million of our $20.8 million gross profit during the year ended December 31, 2015.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements, and typically have multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discreet pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Year Ended December 31,
	2015	2014
Multi-year master service agreements and long-term contracts	36%	37%

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. All revenues derived from master service agreements are from customers that are serviced by our applications and infrastructure and professional services segments. The decline in revenues from multi-year master service agreements is due to the addition of our cloud services segment and managed services segment, which do not derive revenues from multi-year master service agreements.

A significant portion of our revenue comes from one large customer within the professional services segment. The following table reflects the percentage of total revenue from our only customer that contributed at least 10% to our total revenue in either of the years ended December 31, 2015 or 2014:

	Year ended December 31,
	2015	2014
Ericsson, Inc.	14%	17%

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

Our Ability to Integrate Our Acquired Businesses and Expand Internationally.

We have completed seven material acquisitions and one material divestiture since January 1, 2012 and plan to consummate additional acquisitions in the near term. Our success will depend, in part, on our ability to successfully integrate these businesses into our global IT and telecommunications platform. In addition, we believe international expansion represents a compelling opportunity for additional growth over the long-term because of the worldwide need for IT and telecommunications infrastructure. Our AW Solutions operations in Puerto Rico generated approximately $1.0 million of revenue during 2015. We plan to expand our global presence either by expanding our current operations or by acquiring subsidiaries with international platforms.

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

	Year ended December 31,
	2015	2014
Top 10 customers, aggregate	55%	56%
Customer:
Ericsson, Inc.	14%	17%

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

The table below summarizes the revenues for each of our reportable segments in the years ended December 31, 2015 and 2014.

	Year ended December 31,
	2015	2014
Revenue from:
Applications and infrastructure	$21,263	$21,957
Professional services	$26,655	$28,811
Managed services	$26,190	$22,943
Cloud services	$809	$40
As a percentage of total revenue:
Applications and infrastructure	28%	30%
Professional services	36%	39%
Managed services	35%	31%
Cloud services	1%	0%

Impact of Recently-Completed Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a series of strategic acquisitions. Since January 1, 2012, we have completed seven material acquisitions and one material divestiture. We expect to regularly review opportunities, and periodically to engage in discussions, regarding possible additional acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire and successfully integrate companies.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our historical consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, income taxes, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense, contingent consideration and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and as a result, actual results could differ materially from these estimates.

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates that are used in the preparation of our historical consolidated financial statements. The impact of these policies affects our reported and expected financial results and are discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue Recognition.

Our revenues are generated from four reportable segments, applications and infrastructure, professional services, managed services, and cloud services. We recognize revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure segment is comprised of TNS, Tropical, AW Solutions and RM Engineering. Applications and infrastructure service revenue is derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical and RM Engineering provide that payment for our services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

AW Solutions generally recognizes revenue using the percentage of completion method. Revenues and fees on these contracts were recognized utilizing the efforts-expended method, which used measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

AW Solutions generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized as projects within contracts are completed as of each reporting date.

The revenues of our professional services segment, which is comprised of our ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for our services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under these contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, we will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2015 and 2014.

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

Our applications and infrastructure, cloud and managed services segments sometimes require customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The revenues of our managed services segment, which is primarily comprised of our RentVM and IPC subsidiaries, are derived primarily from the operations of IPC. Our IPC subsidiary is a value-added reseller, the revenues of which are generated from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video and data networking infrastructure. IPC’s and RentVM’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support, resells maintenance and support and provides professional services. For certain maintenance contracts, IPC assumes responsibility for fulfilling the support to customers and recognizes the associated revenue either on a ratable basis over the life of the contract or, if a customer purchases a time and materials maintenance program, as maintenance is provided to the customer. Revenue for the sale of third-party maintenance contracts is recognized net of the related cost of revenue. In a maintenance contract, all services are provided by our third-party providers and as a result, we concluded that we are acting as an agent and recognize revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction. As IPC is under no obligation to perform additional services, revenue is recognized at the time of sale as opposed to over the life of the maintenance agreement.

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

Our former VaultLogix subsidiary, which was sold in February 2016, provided cloud-based on-line data backup services to its customers. Certain customers paid for their services before service began. Revenue for these customers was deferred until the services were performed. As of December 31, 2015 and 2014, VaultLogix did not have any material customers that paid for their services before service began. For all services, VaultLogix recognized revenue when services were provided, evidence of an arrangement existed, fees were fixed or determinable and collection was reasonably assured.

Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of December 31, 2015 and 2014.

Goodwill and Intangible Assets

Goodwill was generated through the acquisitions made during 2012 through 2014. As the total consideration paid exceeded the value of the net assets acquired, we recorded goodwill for each of the completed acquisitions. At the date of the acquisition, we performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually (as of October 1) and whenever events or circumstances change that indicate impairment may have occurred.

Derivative Financial Instruments

We record financial instruments classified as liabilities, temporary equity or permanent equity at issuance at the fair value, or cash received.

We record the fair value of our financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of our financial instruments classified as liabilities are recorded as other expense/income. We have historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the quarter ended September 30, 2015, we determined that we should utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. We have evaluated our derivative instruments and determined that the value of those derivative instruments, whether using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on our historical consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively. The Monte Carlo simulation is used to determine the fair value of derivatives for instruments with embedded conversion features.

Stock-Based Compensation.

Our stock-based award programs are intended to attract, retain and reward employees, officers, directors and consultants, and to align stockholder and employee interests. We granted stock-based awards to individuals in each of 2015 and 2014. Our policy going forward will be to issue awards under our 2015 Employee Incentive Plan and Employee Stock Purchase Plan.

Compensation expense for stock-based awards is based on the fair value of the awards at the measurement date and is included in operating expenses. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of our stock over the expected life of the option, the risk-free rate of return based on the United States treasury yield curve in effect at the time of the grant for the expected term of the option, the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on history and expectation of dividend payments. Stock options generally vest ratably over a three-year period and are exercisable over a period of up to ten years.

The fair value of restricted stock is estimated on the date of grant and is generally equal to the closing price of our common stock on that date. The price of our common stock price has varied greatly during the years ended December 31, 2015 and 2014. Some of the factors that influenced the market price of our stock during those periods included:

●	acquisitions and disposals;

●	increasing indebtedness to fund such acquisitions;

●	historical operating results during such periods; and

●	commencement of certain litigations against our company and its management.

The total amount of stock-based compensation expense ultimately is based on the number of awards that actually vest, as well as the vesting period of all stock-based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.

The following tables summarize our stock-based compensation for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
Date	Vesting Terms	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted
1/27/2015	Three years	90,000	$2.53	$2.53	$227,700
1/27/2015	6 months	25,000	2.53	2.53	63,250
1/27/2015	No Vesting	12,000	2.53	2.53	30,360
2/13/2015	Three years	89,000	2.87	2.87	255,430
4/10/2015	Three years	849,031	1.98	1.98	1,681,081
4/10/2015	No Vesting	565,626	1.98	1.98	1,119,939
6/23/2015	Three years	338,500	2.92	2.92	988,420
6/23/2015	No Vesting	1,111,796	2.92	2.92	3,246,444

	Year Ended December 31, 2014
Date	Vesting Terms	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted
2/12/2014	No Vesting	7,500	$13.41	$13.41	$100,575
3/17/2014	No Vesting	69,458	11.87	11.87	824,466
4/11/2014	No Vesting	4,250	5.99	5.99	25,458
4/21/2014	Three Years	90,200	5.04	5.04	454,608
4/21/2014	No Vesting	8,177	5.04	5.04	41,212
5/23/2014	No Vesting	128,005	5.11	5.11	654,106
6/2/2014	Three Years	850,167	5.97	5.97	5,075,497
6/2/2014	No Vesting	34,475	5.97	5.97	205,816
7/29/2014	Three Years	63,620	5.43	5.43	345,457
7/29/2014	No Vesting	7,500	5.43	5.43	40,725
8/6/2014	No Vesting	118,351	4.89	4.89	578,736
8/28/2014	No Vesting	16,821	5.19	5.19	87,301
8/28/2014	Three Years	181,000	5.19	5.19	939,390
8/28/2014	One Year	185,000	5.19	5.19	960,150
11/19/2014	Three Years	5,000	3.15	3.15	15,750
11/19/2014	No Vesting	22,455	3.15	3.15	70,733

Components of Results of Operations

Revenue.

	Year ended December 31,
	2015	2014
Revenue from:
Applications and infrastructure	$21,263	$21,957
Professional services	$26,655	$28,811
Managed services	$26,190	$22,943
Cloud services	$809	$40
As a percentage of total revenue:
Applications and infrastructure	28%	30%
Professional services	36%	39%
Managed services	35%	31%
Cloud services	1%	0%

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill was generated through the acquisitions we have made since 2011. As the total consideration we paid for our completed acquisitions exceeded the value of the net assets acquired, we recorded goodwill for each of our completed acquisitions (see Note 7 of the Notes to our consolidated financial statements included in this report). At the date of acquisition, we performed a valuation to determine the value of the goodwill and intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

We perform our annual impairment test at the reporting unit level, which is consistent with our operating segments. Our four reportable segments are applications and infrastructure, professional services, managed services, and cloud services. Professional services is comprised of the ADEX entities, applications and infrastructure is comprised of TNS, Tropical, AW Solutions and RM Engineering, the managed services operating segment is comprised of the IPC and RentVM components, and the cloud services operating segment is comprised of Axim. These reporting units are aggregated to form four operating segments and four reportable segments for financial reporting and for the evaluation of goodwill for impairment. As our business evolves and the acquired entities continue to be integrated, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

We perform the impairment testing at least annually (at October 1) or at other times if we believe that it is more likely than not that there may be an impairment to the carrying value of our intangible assets with indefinite lives and goodwill. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test should be performed to measure the amount of impairment loss, if any.

During the fourth quarter of 2015, we changed the date of our annual impairment test from December 31 to October 1. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We believe the change in our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

We consider the results of an income approach and a market approach in determining the fair value of the reportable units. We evaluated the forecasted revenue using a discounted cash flow model for each of the reporting units. We also noted no unusual cost factors that would impact operations based on the nature of the working capital requirements of the components comprising the reportable units. Current operating results, including any losses, are evaluated by us in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Key assumptions used in the income approach in evaluating goodwill are forecasts for each of the reporting unit revenue growth rates along with forecasted discounted free cash flows for each reporting unit, aggregated into each reporting segment. For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly-traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

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

During the second quarter of 2014, we began experiencing declines in revenues within our professional services reporting segment due to delays in work from a significant customer. The delays continued into the third quarter of 2014 when it became apparent that anticipated revenue and profitability trends within our professional services reporting segment were not being achieved to the extent forecasted. We updated the forecast for the professional services segment, which consists of the ADEX entities, based on the most recent financial results and best estimates of future operations. The updated forecast reflects slower growth in revenues and lower margins for the professional services segment due to lower demand from customers.

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

In order to determine the fair value of the customer relationships, we utilize an income approach known as excess earnings methodology. Excess earnings are computed as the projected earnings derived from the current customer base net of working capital on tangible and intangible fixed assets. Non-compete agreements are evaluated based on the probability of competition and the revenue that can potentially be generated from the agreements. The fair value of a corporate trade name is determined using the Relief from Royalty Method (“RFRM”), a variation of the “Income Approach”. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on empirical, market-derived royalty rates for guideline intangible assets when available. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate the royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value. Additionally, as part of the analysis, the operating income of the professional services segment is benchmarked to determine a range of royalty rates that would be reasonable based on a profit-split methodology. The profit-split methodology is based upon assumptions that the total amount of royalties paid for licensable intellectual property should approximate market conditions in order to determine a reasonable royalty rate to estimate the fair value of the corporate trade name.

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

As of September 30, 2014, we performed the two-step definite and indefinite lived intangible asset and goodwill impairment process and determined that the professional services reporting segment failed both tests. As a result, we performed an impairment analysis with respect to the carrying value of the intangible assets and goodwill in the professional services reporting segment. Based on the testing performed at September 30 and December 31, 2014, we recorded a non-cash impairment charge of $3.8 million related to the professional services reporting segment, of which $1.4 million related to goodwill and $2.4 million related to intangible assets.

During the first three quarters of 2015, our managed services segment performed below forecasted revenues and did not achieve certain financial targets. We updated the forecast for the managed services segment, of which IPC is a reporting unit, based on the most recent financial results and best estimates of future operations. The updated forecast reflects slower growth in revenues for the managed services segment.

We evaluated the recoverability of our long-lived assets in the managed services reporting segment using a two-step impairment process. On October 1, 2015, we performed the two-step definite and indefinite lived intangible asset and goodwill impairment process and determined that the managed services reporting segment failed both tests. As a result, we performed an impairment analysis with respect to the carrying value of the intangible assets and goodwill in the managed services reporting segment. Based on the testing performed at October 1 and December 31, 2015, we recorded a non-cash impairment charge of $11.6 million related to the managed services reporting segment, of which $10.9 million related to goodwill and $0.7 million related to intangible assets.

During 2015, we committed to a plan to sell VaultLogix and its subsidiaries, Data Protection Services and US Data, to a third-party. We finalized the transaction in February 2016 and, as a result, we recorded intangible asset impairment expense of $0.4 million and goodwill impairment expense of $11.2 million. As a result of the sale, the operating results of these entities are recorded in loss on discontinued operations.

During 2015, we evaluated the results of our Axim subsidiary, which is included in our cloud services segment, and determined that actual revenues were not meeting our forecasted revenues. As a result, we recorded intangible asset impairment expense of $0.03 million and goodwill impairment expense of $2.0 million.

Fair Value of Embedded Derivatives.

We used the Black-Scholes option-pricing model as of December 31, 2014 and a binomial lattice model as of December 31, 2015 to determine the fair value of the derivative liability related to our outstanding warrants and the put and effective price of future equity offerings of equity-linked financial instruments. Based on our analysis, we believe that results obtained when using a binomial lattice model is not materially different than the results obtained when using a Black-Scholes option-pricing model. We derived the fair value of warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility, and our dividend yield. Prior to December 29, 2015, we did not have sufficient historical data to use our historical volatility; therefore we used a volatility based on the historical volatility of comparable companies. Beginning on December 29, 2015, we began using our historical volatility as we determined that, based on our trading history of two years, there was sufficient data available to begin using our historical volatility. We developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within our fair value hierarchy (see Note 9 of the Notes to our consolidated financial statements included in this report).

In December 2015, we entered into a securities purchase agreement with an institutional investor pursuant to which we issued to such investors convertible debentures in the original aggregate principal amount of $7.5 million. The convertible debentures are to mature on June 29, 2017 and bear interest at the rate of 10% per annum and are payable in accordance with an amortization schedule.

Such convertible debentures are convertible into shares of our common stock at the election of the holder thereof at a conversion price of $1.33 per share, subject to adjustment as set forth in the debentures. The conversion price is subject to anti-dilution provisions. On the date of issuance of the convertible debentures, we recorded a derivative liability in the amount of $3.2 million in connection with the embedded features of the convertible debentures, which was recorded as a debt discount and is being amortized over the life of the convertible debentures. The amount of the derivative liability was calculated using the binomial method.

The aggregate fair value of our derivative liabilities as of December 31, 2015 and 2014 amounted to $17.5 million and $2.4 million, respectively.

Income Taxes.

In the years ended December 31, 2015 and 2014, we booked a provision for state, local and foreign income taxes due of $0.2 million and $0.5 million, respectively. Certain states do not recognize net operating loss carryforwards, and we have operations in some of those states. The provision for state and local income taxes in the years ended December 31, 2015 and 2014 were offset due to a benefit from deferred taxes of $1.5 million and $3.8 million in the years ended December 31, 2015 and 2014, respectively. This tax benefit was a result of our acquisition of IPC in 2014 and ADEX and T N S in 2012, which resulted in a deferred tax liability based on the value of the intangible assets acquired. This benefit was offset by the fact that ADEX and T N S were cash-basis taxpayers when they were acquired and were converted to accrual-basis taxpayers upon acquisition, which resulted in an increase in liability. As of December 31, 2015 and 2014, we had federal net operating loss carryforwards (NOLs) of $64.5 million and $44.0 million, respectively, which will be available to reduce future taxable income and expense through 2030. Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization. We have adjusted our deferred tax asset to record the expected impact of the limitations.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable broadband MSOs and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights that may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and, likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable as of December 31, 2015.

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

Results of Operations

Management believes that we will continue to incur losses for the immediate future. Therefore we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2015, we have generated revenue and are trying to achieve positive cash flows from operations.

The following table shows our results of operations for the years ended December 31, 2015 and 2014. The historical results presented below are not necessarily indicative of the results that may be expected for any future period. All dollar amounts are presented in thousands, except share and per share data.

	Year ended
	December 31,
	2015	2014
Statement of Operations Data:

Service revenue	$59,042	$58,281
Product revenue	15,875	15,470
Total revenue	74,917	73,751

Cost of revenue	54,070	55,709
Gross profit	20,847	18,042

Operating expenses:
Depreciation and amortization	3,577	3,352
Salaries and wages	23,069	19,596
General and administrative	10,633	10,717
Goodwill impairment charges	12,912	1,369
Intangible assets impairment charges	709	2,392
Change in fair value of contingent consideration	(2,243)	(867)
Total operating expenses	48,657	36,559

Loss from operations	(27,810)	(18,517)

Total other expense	(25,934)	(2,641)
Loss from continuing operations before benefit from income taxes	(53,744)	(21,158)

Benefit from income taxes	(1,345)	(3,297)

Net loss from continuing operations	(52,399)	(17,861)

Loss from discontinued operations, net of tax	(13,260)	(957)

Net loss	(65,659)	(18,818)

Net (income) loss attributable to non-controlling interest	(103)	23

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(65,762)	$(18,795)

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenue.

	Year ended December 31,		Change
	2015	2014	Dollars	Percentage
Applications and infrastructure	$21,263	$21,957	$(694)	-3%
Professional services	26,655	28,811	(2,156)	-7%
Managed services	26,190	22,943	3,247	14%
Cloud services	809	40	769	1923%
Total	$74,917	$73,751	$1,166	2%

Total revenue for the year ended December 31, 2015 was $74.9 million, which represented an increase of $1.1 million, or 2%, compared to total revenue of $73.8 million for the year ended December 31, 2014. The increase primarily resulted from an increase in managed services revenue of $3.2 million. Managed services revenue for 2014 was lower than budgeted due to operating issues related to our acquisition of IPC on January 1, 2014. The operating issues were resolved during 2015 resulting in higher revenue.

During 2015, 28% of our revenue was derived from our applications and infrastructure segment, 36% from our professional services segment, 35% from our managed services segment, and 1% from our cloud services segment. During 2014, 30% of our revenue was derived from our applications and infrastructure segment, 39% from our professional services segment and 31% from our managed services segment.

Cost of revenue and gross margin.

	Year ended December 31,		Change
Applications and infrastructure	2015	2014	Dollars	Percentage
Cost of revenue	$14,879	$14,451	$428	3%
Gross margin	$6,384	$7,506	$(1,122)	-15%
Gross profit percentage	30%	34%

Professional services
Cost of revenue	$21,004	$21,952	$(948)	-4%
Gross margin	$5,651	$6,859	$(1,208)	-18%
Gross profit percentage	21%	24%

Managed services
Cost of revenue	$17,981	$19,268	$(1,287)	-7%
Gross margin	$8,209	$3,675	$4,534	123%
Gross profit percentage	31%	16%

Cloud services
Cost of revenue	$206	$38	$168	442%
Gross margin	$603	$2	$601	30050%
Gross profit percentage	75%	5%

Total
Cost of revenue	$54,070	$55,709	$(1,639)	-3%
Gross margin	$20,847	$18,042	$2,805	16%
Gross profit percentage	28%	24%

Cost of revenue for the years ended December 31, 2015 and 2014 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. As discussed above, for a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue decreased by $1.6 million, or 3%, for the year ended December 31, 2015, to $54.1 million, as compared to $55.7 million for the year ended December 31, 2014. Costs of revenue as a percentage of revenues were 72% and 76% for the years ended December 31, 2015 and 2014, respectively.

This decrease in cost of revenues percentage was primarily due to the higher gross profit margins in our managed services segments offset by lower gross profit margins in our applications and infrastructure segment and our professional services segment. Cost of revenues as a percentage of revenues in the managed services segment was 69% and 84% of revenues in the years ended December 31, 2015 and 2014, respectively. Cost of revenues as a percentage of revenues in the professional services business was 79% and 76% of revenues in the years ended December 31, 2015 and 2014, respectively. Cost of revenues as a percentage of revenues in the applications and infrastructure business was 70% and 66% of revenues in the years ended December 31, 2015 and 2014, respectively. Cost of revenues as a percentage of revenues in the cloud services segment was 25% and 95% of revenues in the years ended December 31, 2015 and 2014, respectively. Our gross profit percentage increased in our managed services segments due to improved business conditions in 2015 compared to 2014. During 2014, IPC recorded revenues and gross profit below budgeted amounts due to operational issues related our January 1, 2014 acquisition.

Our gross profit percentage was 28% and 24% for the years ended December 31, 2015 and 2014, respectively. This increase in gross profit percentage was primarily due to the higher gross profit margins in our cloud services and managed services segments offset by lower gross profit margins in our applications and infrastructure segment and our professional services segment. Gross profit as a percentage of revenues in the managed services segment was 31% and 16% of revenues in the years ended December 31, 2015 and 2014, respectively. Gross profit as a percentage of revenues in the professional services business was 21% and 24% of revenues in the years ended December 31, 2015 and 2014, respectively. Gross profit as a percentage of revenues in the applications and infrastructure business was 30% and 34% of revenues in the years ended December 31, 2015 and 2014, respectively. Gross profit as a percentage of revenues in the cloud services segment was 75% and 5% of revenues in the years ended December 31, 2015 and 2014, respectively. Our gross profit percentage increased in our cloud services and managed services segments due to improved business conditions in 2015 compared to 2014. During 2014, IPC recorded revenues and gross profit below budgeted amounts due to operational issues related to the January 1, 2014 acquisition.

General and Administrative.

	Year ended December 31,		Change
	2015	2014	Dollars	Percentage
General and administrative	$10,633	$10,717	$(84)	-1%
Percentage of revenue	14%	15%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses decreased $0.1 million, or 1%, to $10.6 million in the year ended December 31, 2015, as compared to $10.7 million in the year ended December 31, 2014. As a percentage of revenue, general and administrative expenses was 14% and 15% as of December 31, 2015 and 2014, respectively.

Salaries and Wages.

	As of December 31,		Change
	2015	2014	Dollar	Percentage
Salaries and wages	$23,069	$19,596	$3,473	18%
Percentage of revenue	31%	27%

For the year ended December 31, 2015, salaries and wages increased $3.5 million to $23.1 million as compared to approximately $19.6 million for the year ended December 31, 2014. The increase primarily resulted from an increase in equity compensation expense of $4.4 million. Equity compensation expense increased to $8.6 million in 2015 compared to $4.2 million in 2014. Salaries and wages were 31% of revenue in the year ended December 31, 2015, as compared to 27% in the year ended December 31, 2014. In the future, salaries and wages are not expected to increase proportionally to the increase in our revenues.

Interest Expense.

	As of December 31,		Change
	2015	2014	Dollar	Percentage
Interest expense	$9,397	$13,162	$(3,765)	-29%

Interest expense for the year ended December 31, 2015 and 2014 was $9.4 million and $13.2 million, respectively. This decrease resulted from amending certain debt agreements with related parties and Forward Investments during the first quarter of 2015. As a result, the interest rates on the notes declined from between 12% and 18% to 3%. The expense incurred in the 2015 period primarily related to interest expense of $0.7 million related to the related-party loans, $2.6 related to term loans, $5.6 million of amortization of debt discounts, and $0.4 million related to amortization of loan costs related to the 12% debentures and term loans. The expense incurred in the 2014 period primarily related to interest expense of $4.8 million related to the related-party loans and term loans, $7.7 million of amortization of debt discounts, and $1.4 million related to amortization of loan costs related to the 12% debentures and our former PNC revolving credit facility.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $65.8 million for year ended December 31, 2015, as compared to net loss attributable to common stockholders of $18.8 million for the year ended December 31, 2014.

The increase in net loss attributable to our common stockholders resulted from a non-cash change in the fair value of derivative instruments. The fair value of each feature of our derivative instruments is estimated at the end of the reporting period. If the fair value of the derivative increases, we record a corresponding liability and a loss in the fair value of derivative instruments. During 2015, the change in fair value of decreased $35.2 million. During 2015, we recognized a loss in the fair value of derivative instruments of $9.4 million and a gain in the fair value of derivative instruments of $25.8 million in 2014. Generally, if our stock price declines, the corresponding derivative liability increases. This represents a non-cash expense.

Also during 2015, we had an increase in impairment expense of $9.9 million. When we made acquisitions during the past few years, we recorded goodwill and intangible assets for the excess purchase price over the net assets of the acquired company. In many instances, we paid for these acquisitions with shares of our common stock. If the fair value of the acquired company declines, we record impairment expense on goodwill and intangible assets. This represents a non-cash expense.

Lastly, we had a loss on discontinued operations from the sale of VaultLogix during February 2016. On October 9, 2014, we acquired VaultLogix. A portion of the VaultLogix acquisition price consisted of shares of our common stock that had a fair market value of $3.90 per share on the acquisition date. This loss represented the difference between the net assets of the sold company and the purchase price received. On a lesser note, it also represents operating results for VaultLogix during 2015. We had an increase of $13.3 million on a loss on discontinued operations during 2015.

Liquidity, Capital Resources and Cash Flows

Working Capital.

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. The Independent Registered Public Accounting Firms’ Report issued in connection with our audited financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year ended December 31, 2015, we have generated gross profits from operations and is trying to achieve positive cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2015, we had working capital deficit of approximately $11.4 million, as compared to a working capital deficit of approximately $13.0 million at December 31, 2014. The increase of $1.6 million in our working capital from December 31, 2014 to December 31, 2015 was primarily the result of a reduction in term loans due within the next 12 months.

On or prior to December 31, 2016, we have obligations relating to the payment of indebtedness as follows:

●	$6.9 million relating to promissory notes held by related parties that mature on July 1, 2016;

●	$5.8 million relating to a promissory note held by a related party that matured on May 30, 2016;

●	$1.7 million related to senior convertible term loans with current amortization payments due during the year ended December 31, 2016;

●	$1.1 million related to senior convertible term loans that mature on May 3, 2016;

●	$0.8 million related to senior convertible term loans that mature on May 14, 2016;

●	$0.5 million related to senior convertible term loans that mature on November 12, 2016;

●	$0.4 million relating to current maturities of a convertible note that matures prior to December 31, 2016;

●	$0.2 million relating to a promissory note held by a related party that matures on May 30, 2016;

●	$0.1 million relating to a promissory note held by the former owner of Tropical that matures in November 2016; and

●	$0.1 million relating to a promissory note held by a related party that is due on demand.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to December 31, 2016 from our cash flows from operations. Additionally, during February 2016, we sold our wholly owned subsidiary, VaultLogix, for $24 million plus a working capital adjustment, which is held in an escrow account, of approximately $2 million.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We have been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud services and managed services segments of our business, which has contributed to our losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through December 31, 2016, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. In February and March 2015, we entered into agreements with related-party debt holders to extend the maturity dates and lower the interest rates on such debt. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through December 31, 2016. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during 2016.

We plan to generate positive cash flow from our subsidiaries. However, to execute our business plan, service our existing indebtedness and implement our business strategy, we may need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

We had capital expenditures of $0.2 million and $0.4 million in the years ended December 31, 2015 and 2014, respectively. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

We have satisfied our capital and liquidity needs primarily through sales of equity securities, debt offerings and bank borrowings. As of December 31, 2015, we had cash of $7.9 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits. As of December 31, 2015, $0.07 million of our cash was held by foreign subsidiaries.

Summary of Cash Flows.

The following summary of our cash flows for the years ended December 31, 2015 and 2014 has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

	Year ended December 31,
(dollar amounts in thousands)	2015	2014

Net cash used in operations	$(1,829)	$(10,419)
Net cash used in investing activities	(1,484)	(16,109)
Net cash provided by financing activities	5,787	14,131

Net cash used in operating activities. We have historically experienced cash deficits from operations as we continued to expand our business and sought to establish economies of scale. Our largest uses of cash for operating activities are for general and administrative expenses. Our primary source of cash flow from operating activities is cash receipts from customers. Our cash flow from operations will continue to be affected principally by the extent to which we grow our revenues and increase or decrease our headcount.

Net cash used in operating activities for the year ended December 31, 2015 was $1.8 million, which included $8.6 million in stock issuance charges, charges of $5.1 million related to amortization of debt discount and deferred issuance costs, losses of $9.4 million on the fair value of derivative liabilities, losses of $3.7 million on the extinguishment of debt, losses of $1.1 million on the conversion of debt, goodwill and intangible asset impairment charges of $13.6 million, deferred income taxes of $1.2 million, and changes in accounts receivable, inventory, other assets, accounts payable and accrued expenses of $5.5 million. Non-cash charges related to depreciation and amortization totaled $3.6 million. Net cash used in operating activities for the year ended December 31, 2014 of $10.4 million, which included $4.9 million in stock issuance charges, charges of $9.0 million related to amortization of debt discount and deferred issuance costs, gains of $25.8 million on the fair value of derivative liabilities, losses of $10.2 million on the extinguishment of debt and debt modification charges, losses of $2.3 million on the conversion of debt, goodwill and intangible asset impairment charges of $3.8 million, deferred income taxes of $3.8 million, and changes in accounts receivable, inventory, other assets, accounts payable and accrued expenses of $2.7 million. Non-cash charges related to depreciation and amortization totaled $3.4 million.

Net cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2015 was $1.5 million, which consisted of capital expenditures of $0.2 million and loans issued to an unconsolidated subsidiary of $0.9 million. We also incurred a net $0.4 million in cash used in investing activities relating to capital expenditures related to the VaultLogix discontinued operations as of December 31, 2015. Net cash used in investing activities for the year ended December 31, 2014 was $16.1 million, which consisted of $15.5 million related to cash payments for the purchase of capital equipment and cash consideration related to our acquisitions of IPC, RentVM, VaultLogix and a non-controlling interest in Nottingham. We also had capital expenditures of $0.6 million, of which $0.2 million related to capital asset expenditures related to our VaultLogix discontinued operations as of December 31, 2014.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2015 was $5.8 million, which resulted from proceeds from and repayments of third-party borrowings of $6.0 million and repayments of bank notes of $0.2. Net cash provided by financing activities for the year ended December 31, 2014 was $14.1 million, which resulted from net proceeds from third-party borrowings of $1.6 million, related-party borrowings of $7.8 million and the proceeds of $4.2 million from the sale of common stock in a private placement.

Indebtedness.

White Oak Loan Agreement. In connection with our acquisition of VaultLogix and its affiliated companies in October 2014, VaultLogix entered into a Loan and Security Agreement, effective as of October 9, 2014, or the White Oak Loan Agreement, with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, and Data Protection Services LLC, U.S. Data Security Acquisition, LLC and U.S. Data Security Corporation, each of which was affiliated with VaultLogix and acquired by us at that time, as guarantors. Pursuant to the White Oak Loan Agreement, the lenders provided VaultLogix a term loan in the aggregate principal amount of $13.3 million. Interest on such term loan accrued at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate (as defined in the White Oak Loan Agreement), as adjusted as of each Libor Index Adjustment Date (as defined in the White Oak Loan Agreement) and (ii) 1.00% per annum; plus (b) 1,300 basis points per annum.

The proceeds of the term loan were used by us to finance our acquisition of VaultLogix and its affiliated companies on such date, to repay certain outstanding indebtedness of VaultLogix and to pay certain fees, costs and expenses related to such loan.

All obligations of VaultLogix under the White Oak Loan Agreement were unconditionally guaranteed by the VaultLogix affiliates we acquired as part of our acquisition of VaultLogix. In addition, in connection with the closing of the term loan, we entered into a guarantee agreement in favor of the lenders, and a pledge agreement and a security agreement pursuant to which we pledged substantially all of our assets, subject to certain customary exceptions, to secure our obligations under our guarantee agreement.

In connection with our sale of certain of the assets of VaultLogix in February 2016, we paid in full all amounts payable under the White Oak Loan Agreement.

Term Loan – 8% Convertible Promissory Notes. Effective as of October 9, 2014, we consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36.8 million. The purchase price for the acquisition was payable to the sellers as follows: (i) $16.4 million in cash, (ii) 1,008,690 shares of our common stock and (iii) $15.6 million in unsecured convertible promissory notes, as further described below. The closing payments are subject to customary working capital adjustments.

The promissory notes accrue interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes is payable on October 9, 2017. The promissory notes are convertible into shares of our common stock at a conversion price equal to $6.37 per share.

Bridge Financing Agreement. On December 1, 2014, we entered into a Bridge Financing Agreement with a third-party lender pursuant to which we issued to the lender for gross proceeds of $4.0 million (i) senior secured notes in the aggregate principal amount of $4.0 million that accrued interest at the rate of 12% per annum and (ii) a four-year warrants that are exercisable to purchase up to 400,000 shares of our common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The secured notes matured upon the earlier of (x) June 1, 2015 or (y) the date of a Major Transaction (as defined). In addition, upon maturity of the secured notes, we were required to pay to the lender additional interest that accrued over the term of the secured notes at the rate of 4% per annum. The secured notes were secured by (i) a first priority security interest in and to all of our accounts receivable and the accounts receivable of our subsidiaries (other than VaultLogix), and (ii) a first priority security interest and lien on substantially all of our assets, which lien and security interest would have gone into effect at such time as the lien on such assets of the lenders under the White Oak Loan Agreement was released. The net proceeds from this loan were used for working capital purposes. Aegis Capital Corp., the representative of the underwriters in our November 13, 2013 equity offering, served as the placement agent in connection with this financing and received a placement agent fee equal to 3.5% of the net proceeds from this financing.

On May 15, 2015, we entered into Amendment No. 1 to the Bridge Financing Agreement whereby we (i) issued and sold to the lender a senior secured convertible note in the principal amount of $2.0 million, (ii) issued to the investor a four-year warrant, exercisable for up to 200,000 shares of our common stock with an exercise price of $3.75, (iii) issued to the investor a four-year warrant, exercisable for up to 50,000 shares of our common stock with an exercise price of $3.93, (iv) amended the exercise price of the original Bridge Financing Agreement warrants to $3.75, (v) extended the maturity date of the outstanding notes to May 15, 2016, (vi) amended the outstanding secured notes to make them convertible into shares of our common stock at a conversion price of $3.75, and (vii) added the same amortization provision to the outstanding secured notes, which required us to make three amortization payments of $1.1 million on September 1, 2015, December 1, 2015 and March 1, 2016.

On August 12, 2015, we entered into Amendment No. 2 to the Bridge Financing Agreement whereby we extinguished the May 15, 2015 senior secured convertible note in the principal amount of $6.0 million and issued a new senior secured convertible note in the principal amount of $6.0 million. In addition, we also agreed to (i) reduce the conversion price of the notes from $3.75 to $2.00 per common share, (ii) amend and restate the prior warrants and additional warrants to reduce the exercise price from $3.75 to $2.00 per warrant share, (iii) increase the number of amortization payment dates and reduce the amortization payments to $563, and (iv) permit us to make the amortization payments in shares of our common stock converted from any of the prior notes or the new notes. The conversion price for the shares of our common stock used to make an amortization payment shall be the lesser of (i) $2.00 and (ii) 75% of the average of the volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment.

On November 12, 2015, we entered into an exchange agreement with an investor whereby we exchanged $1.5 million aggregate principal amount of the senior secured convertible note originally issued to the third-party lender for $1.5 million of new senior secured convertible notes with conversion terms more favorable to the investor.

On December 29, 2015, we entered into an agreement (as discussed below) pursuant to which we sold a debenture in the principal amount of $7.5 million, a portion of the net proceeds of which were used to repay the outstanding $2.3 million senior secured convertible note.

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

The Convertible Debentures bore interest at the rate of 12% per annum, and were payable in accordance with an amortization schedule, with monthly payments beginning on July 13, 2014 and ending on the final maturity date of June 13, 2015. At our election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments could have been paid by the issuance of shares of our common stock at a price per share equal to the lesser of (i) the conversion price of the Convertible Debentures at that time and (ii) 75% of the average of the daily volume weighted average price, or VWAP, of our common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

The Convertible Debentures were convertible into shares of our common stock at the election of the holder thereof at a conversion price equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of our common stock in our next underwritten public offering of not less than $10 million of our equity securities, subject in each case to customary anti-dilution provisions. Beginning on June 13, 2014, we could have elected to force a holder of a Convertible Debenture to convert all, but not less than all, amounts outstanding under such Convertible Debenture into shares of our common stock at the applicable conversion price; provided, that we could have only elected such forced conversion if certain conditions were met, including the condition that our common stock had been trading at 150% or higher of the applicable conversion price for 30 consecutive trading days with an average daily trading volume of not less than $1 million of shares per day.

During June 2015, we issued shares of common stock for the final amortization payments that repaid all amounts due under the Convertible Debentures.

Promissory Notes. On November 17, 2014, we entered into a securities purchase agreement with an investor whereby we issued the investor a demand promissory note in the original principal amount of $1.0 million with interest accruing at a rate of 12% per annum. The note was to mature on November 10, 2015 or upon demand by the investor and $0.06 million of interest was fully guaranteed regardless of when the note was repaid. The holder demanded repayment of this note on May 16, 2015, at which time it converted the note into 384,164 shares of our common stock.

On May 14, 2015, we entered into a securities purchase agreement with the investor whereby we issued a term promissory note in the original principal amount of $1.0 million with interest accruing at a rate of 12% per annum. The note matures the earlier of May 14, 2016 or upon demand by the investor and $0.06 million of interest is fully guaranteed regardless of when the note is repaid.

On August 6, 2015, we amended the May 14, 2015 promissory note to increase the principal amount of the note to $1.06 million to allow the investor to convert the note into shares of our common stock at a conversion price of $2.00 per share, subject to adjustment.

On August 6, 2015, we entered into a senior convertible note with the investor whereby we issued a promissory note in the original principal amount of $2.1 million with interest accruing at a rate of 12% per annum, due on January 6, 2017. The note is convertible into shares of our common stock at a conversion price equal to $2.00 per share, subject to adjustment.

On November 12, 2015, we entered into a securities purchase agreement whereby we issued a senior convertible note in the principal amount of $0.5 million. The note has a term of one year, bears interest at 12% per annum, and is convertible into shares of our common stock at a conversion price equal to $1.75 per share, subject to adjustment. The note is being amortized over 12 bi-weekly installments and payments are being made either (i) in cash, in which we would also have to issue a number of shares of our common stock equal to 5% of such amortization payment or (ii) in shares of our common stock valued at the lower of (x) $1.75 per share and (y) a 25% discount to lowest volume weighted average price of our common stock in the prior three trading days.

Smithline Convertible Note. On August 6, 2015, we issued to Richard Smithline a senior convertible note in the principal amount of $0.5 million, with interest accruing at a rate of 12% per annum, which matures on January 11, 2017. The note is convertible into shares of our common stock at a conversion price equal to $2.00 per share, subject to adjustment.

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture. On December 29, 2015, we entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. (“JGB”) whereby we issued, for gross proceeds of $7.5 million, a 10% original issue discount senior secured convertible debenture in the aggregate principal amount of $7.5 million. The debenture has a maturity date of June 30, 2017, bears interest at the rate of 10% per annum, and is convertible into shares of our common stock at a conversion price equal to $1.33 per share, subject to adjustment. Commencing on February 29, 2016, JGB shall have the right, at its option, to require us to redeem up to $0.4 million of the outstanding principal amount of the debenture, which redemption may be made in cash, or at our option, shares of our common stock. The debenture is guaranteed by us and certain of our subsidiaries and is secured by all of our assets.

We used a portion of the proceeds of this debenture to repay in full the senior secured convertible note we issued on August 12, 2015.

On February 17, 2016, we entered into a securities exchange agreement with VaultLogix and JGB thereto whereby we exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to JGB a new 8.25% senior secured convertible note dated February 18, 2016 in the aggregate principal amount of $11.6 million. As a result of the assignment, our and VaultLogix’s obligations to White Oak Global Advisors, LLC have been satisfied.

The new note has a maturity date of February 18, 2019, bears interest at 8.25% per annum, and is convertible into shares of our common stock at a conversion price equal to the lowest of: (a) $2.00 per share, (b) 80% of the average of the volume weighted average prices for each of the five consecutive trading days immediately prior to the applicable conversion date, and (c) 85% of the volume weighted average price for the trading day immediately preceding the applicable conversion date, subject to adjustment as set forth in the note. We have the option to pay interest in either cash or shares of our common stock.

On May 17, 2016, we entered into a Forbearance and Amendment Agreement (the “Debenture Forbearance Agreement”) with JGB pursuant to which JGB agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Debenture Forbearance Agreement. The defaults, which were not monetary in nature, related to our inability to timely file its annual report on form 10-K for the fiscal year ended December 31, 2015.

 In connection with the execution of the Debenture Forbearance Agreement, we executed and issued a second amended and restated senior secured convertible debenture (the “Amended and Restated Debenture”) in order to amend the original 10% senior secured convertible debenture (the “Original Debenture”) issued on December 29, 2015 by: (i) reducing the conversion price at which the Amended and Restated Debenture converts into shares of our common stock to $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture; and (ii) eliminating the provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) anti-dilution protection with respect to JGB’s conversion rights under the Original Debenture.

The Amended and Restated Debenture was issued in the aggregate principal amount of $7.5 million, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of our common stock at a fixed conversion price equal to $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture. We shall pay interest to JGB on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Debenture, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, we shall pay JGB an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Debenture on each of May 31, 2017; May 31, 2018; and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Debenture. Commencing on May 17, 2016, JGB shall have the right, at its option, to require us to redeem up to $0.2 million of the outstanding principal amount of the Amended and Restated Debenture plus the then accrued and unpaid interest thereon per calendar month in cash. The Amended and Restated Debenture contains standard events of default.

In connection with the execution of the Debenture Forbearance Agreement, we executed and issued a 0.67% senior secured note (the “2.7 Note”), dated May 17, 2016, in the aggregate principal amount of $2.7 million to JGB. The 2.7 Note has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

On May 17, 2016, we entered into a forbearance and amendment agreement (the “Note Forbearance Agreement”) with VaultLogix and JGB, pursuant to which JGB agreed to forbear action with respect to certain existing default in accordance with the terms of the Note Forbearance Agreement. The defaults, which were not monetary in nature, related to our inability to timely file its annual report on form 10-K for the fiscal year ended December 31, 2015.

In connection with the execution of the Note Forbearance Agreement, we executed and issued an amended and restated senior secured convertible note (the “Amended and Restated Note”) in order to amend the original note by: (i) reducing the conversion price at which the Amended and Restated Note converts into shares of our common stock at $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture; and (ii) eliminating provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) anti-dilution protection with respect to JGB’s conversion rights under the original note.

The Amended and Restated Note was issued in the aggregate principal amount of $11.6 million, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of our common stock at a fixed conversion price of $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Note. We, and VaultLogix, shall pay interest to JGB on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Note, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, we shall pay to JGB an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Note on each of May 31, 2017; May 31, 2018; and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Note. Commencing on May 17, 2016, JGB shall have the right, at its option, to require us to redeem up to $0.3 million of the outstanding principal amount of the Amended and Restated Note plus the then accrued and unpaid interest thereon per calendar month in cash. The Amended and Restated Note contains standard events of default.

In connection with the execution of the Note Forbearance Agreement, we executed and issued a 0.67% senior secured note (the “5.2 Note”), dated May 17, 2016, in the aggregate principal amount of $5.2 million to JGB. The 5.2 Note has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

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

During 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3.9 million, and accrued interest thereon in the amount of $1 million, was restructured. Additionally, during 2014, certain related parties made additional loans to our company. As a result, the following related-party notes were outstanding as of December 31, 2014:

●	notes issued to Mark Munro in the principal amount of $1.3 million that originally bore interest at the rate of 12% and 18% per annum and was to mature on March 31, 2016;

●	notes issued to CamaPlan FBO Mark Munro IRA in the principal amount of $0.6 million that originally bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $0.4 million that originally bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	notes issued to Mark Munro 1996 Charitable Remainder UniTrust, which is included in term loans, in the principal amount of $0.6 million that originally bore interest at the rates of 12% and 18% per annum and was to mature on March 31, 2016;

●	notes issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $2.7 million that originally bore interest at the rate of 12% and 18% per annum and was to mature on March 31, 2016; and

●	notes issued to Forward Investments, LLC in the principal amount of $9.1 million that originally bore interest at rates of 2%, 10% and 18% per annum, was to mature on June 30, 2015 and certain notes are convertible into shares of our common stock at an initial conversion price of $6.36 per share.

On February 25, 2015, we restructured the terms of certain related-party promissory notes and term loans issued to the following related parties:

●

notes issued to Mark Munro in the principal amount of $1.3 million had the interest rates ranging from 12% to 18% reduced to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●

notes issued to CamaPlan FBO Mark Munro IRA in the aggregate principal amount of $0.6 million had the interest rates ranging from 12% to 18% reduced to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	a note issued to 1112 Third Avenue Corp. in the principal amount of $0.4 million had the interest rate reduced from 12% to 3% per annum and the maturity date extended from March 31, 2016 to January 1, 2018;

●	notes issued to the Mark Munro 1996 Charitable Remainder UniTrust, which is included in term loans, in the aggregate principal amount of $0.6 million had the interest rates ranging from 12% to 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018;

●	notes issued to Pascack Road, LLC in the aggregate principal amount of $2.7 million had the interest rates ranging from 12% to 18% reduced 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018; and

On March 4, 2015, we restructured the terms of certain promissory notes issued by a related-party investor, Forward Investments, LLC, in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $3.7 million that bear interest at the rate of 10% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $2.8 million that bear interest at the rate of 2% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016; and

●

notes issued to Forward Investments, LLC in the aggregate principal amount of $2.6 million were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum and had the maturity date extended by approximately three years to January 1, 2018. On March 4, 2015, as part of the restructuring agreement, the notes became convertible at a conversion price of $6.36 per share until the Convertible Debentures were repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein.

We have paid interest on these loans through issuances of common stock.

Convertible Promissory Note to Frank Jadevaia

On January 1, 2014, we acquired all of the outstanding capital stock of IPC. As part of the purchase price for the acquisition, we issued a convertible promissory note to Frank Jadevaia, our current President, in the original principal amount of $6.3 million. The convertible promissory note accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder was originally due and payable on December 31, 2014. At the election of Mr. Jadevaia, the convertible promissory note is convertible into shares of our common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events). We can elect to force the conversion of the convertible promissory note if our common stock is trading at a price greater than or equal to $16.99 for ten consecutive trading days.

On December 31, 2014, Mr. Jadevaia agreed to a modification of the convertible promissory note. The term of the convertible promissory note was extended to May 30, 2016 and, in consideration for this modification, we issued to Mr. Jadevaia 100,000 shares of common stock. The note remains outstanding and unpaid as of the date of this filing.

Obligations Under Purchase Agreements for Recent Acquisitions

In connection with the acquisitions of our subsidiaries, we entered into purchase agreements pursuant to which we agreed to certain on-going financial and other obligations. The following is a summary of the material terms of the purchase agreements for our recent acquisitions for which we have on-going financial obligations.

Integration Partners - NY Corporation. Effective as of January 1, 2014, we consummated the acquisition of all of the outstanding capital stock of IPC, pursuant to the terms of a Stock Purchase Agreement, dated as of December 12, 2013 and amended on January 1, 2014, or the IPC Agreement, by and among IPC, the sole stockholders of IPC and our company. The purchase price for the acquisition was paid as follows:

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

The promissory note we issued at closing accrues interest at the rate of 8% per annum, and originally matured on December 31, 2014. On December 31, 2014, the maturity date was extended to May 30, 2016. In consideration of this extension, we issued to Frank Jadevaia, our President and the holder of such promissory note, 100,000 shares of our common stock, valued at $0.3 million as of the date of the extension. The $0.3 million was recorded as a loss on debt extinguishment in the consolidated statement of operations as of December 31, 2014. At the election of the holder of such promissory note, such promissory note is convertible into shares of our common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events). If our common stock is trading at a price of greater than or equal to $16.99 for ten consecutive trading days, we may elect to force the conversion of such promissory note.

Proceeds from Equity Issuances.

In the year ended December 31, 2014, we raised net proceeds of $4.2 million from the sale of equity securities. There were no equity issuances during the year ended December 31, 2015.

Accounts Receivable

We had accounts receivable at December 31, 2015 and 2014 of $16.7 million and $19.4 million, respectively. Our day’s sales outstanding calculated on an annual basis at December 31, 2015 and 2014 was 88 days and 96 days, respectively.

Capital expenditures

We had capital expenditures of $0.2 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. We expect our capital expenditures for the 12 months ending December 31, 2016 to increase as a result of our expanded cloud offerings, which are more capital intensive than our other products. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Investments

We have invested $0.8 million into a third-party cloud-based business of which we own 13.7% of the third-party. We have accounted for this investment as an equity-method investment on our balance sheet.

Off-balance sheet arrangements

During the years ended December 31, 2015 and 2014, other than operating leases, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations and stockholders’ deficit and cash flows for each of the two years in the years ended December 31, 2015 and 2014, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-75 of this report.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015 we had material weaknesses due to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lacking a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements, and (iii) the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company. The monitoring of our accounting and reporting functions were not operating effectively. As a result, numerous adjustments to our financial statements were identified leading to a restatement of our Form 10-Q for the quarter ended September 30, 2015, a delay in filing our Form 10-K for the year ended December 31, 2015 and, these facts, coupled with the lack of personnel, limits our ability to prepare and timely issue our required filings with the SEC.

Remediation of Internal Control Deficiencies

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

As disclosed in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2014, management identified material weaknesses in our internal control over financial reporting as of December 31, 2014, including the material weaknesses described above and a deficiency related to a lack of assessment of our internal control environment. Throughout 2015, our management designed and implemented a plan to remediate the deficiencies in our control environment.

Specifically in 2015, our management took the following actions to improve our internal control over financial reporting and remediate the material weaknesses described above:

●	We hired a third-party consulting firm to assess, document, and test our internal control environment.

●	We implemented various entity-level controls which allowed us to consider whether control activities were sufficient to address identified risks.

●	We evaluated our information technology controls related to our processes and systems which support our financial reporting environment.

●	We performed an evaluation of our remediation efforts and continue to perform ongoing evaluations to determine the effectiveness of our internal controls over financial reporting.

●	We performed timely assessments of our progress and evaluations of prior year material weaknesses and our current fiscal year internal control deficiencies.

We believe that we are in the process of addressing the deficiencies that affected our internal control over financial reporting and we are developing specific action plans for each of the above material weaknesses. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Controls over Financial Reporting

Other than the items noted above, there have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth information about our executive officers and directors as of May 31, 2016.

Name	Position	Age

Mark Munro	Chairman of the Board, Chief Executive Officer	53
Mark F. Durfee	Director	59
Charles K. Miller	Director	55
Roger Ponder	Director	63
Neal L. Oristano	Director	60
Frank Jadevaia	President	56
Timothy A. Larkin	Chief Financial Officer	53

The following is information about the experience and attributes of the members of our board of directors and senior executive officers as of the date of this report.  The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Mark Munro, Chief Executive Officer and Chairman of the Board. Mr. Munro has served as our Chief Executive Officer and as the Chairman of our Board since December 2011. Mr. Munro is also the Founder and has been President of Munro Capital Inc., a private equity investment firm, since 2005. Mr. Munro has been the Chief Executive Officer and owner of 1112 Third Ave Corp., a real estate holding company, since October 2000. He has also been an investor in private companies for the last eight years. Prior to forming Munro Capital, Mr. Munro founded, built and sold Eastern Telcom Inc., a telecommunication company, from 1990 to 1996. Mr. Munro has been directly involved in over $150 million of private and public transactions as both an investor and entrepreneur. Mr. Munro received his B.A. in economics from Connecticut College. Mr. Munro brings extensive business experience, including years as a successful entrepreneur and investor, to our board of directors and executive management team.

Mark F. Durfee, Director. Mr. Durfee has been a member of our board of directors since December 2012. Mr. Durfee has been a principal at Auerbach Acquisition Associates II, Inc., a private equity fund, since August 2007. Mr. Durfee also worked for Kinderhook Capital Management, LLC, an investment manager, as a partner from January 1999 to December 2004, at which he was responsible for investing in over 40 middle market companies. He has been a director of Home Sweet Home Holdings, Inc., a wholesaler of home furnishings, since January 2012. Mr. Durfee received his B.S. in finance from the University of Wyoming. Mr. Durfee brings over 25 years of experience as a private equity investor to our board of directors.

Charles K. Miller, Director. Mr. Miller has been a member of our board of directors since November 2012. He has been the Chief Financial Officer of Tekmark Global Solutions, LLC, a provider of information technology, communications and consulting services, since September 1997. Mr. Miller received his B.S. in accounting and his M.B.A. from Rider University and is a Certified Public Accountant in New Jersey. Mr. Miller brings over 30 years of financial experience to our board of directors.

Neal L. Oristano, Director. Mr. Oristano has been a member of our board of directors since December 2012. Mr. Oristano has been the Vice President - Service Provider Sales Segment at Cisco Systems Inc., an internet protocol-based networking and products company, since August 2011. From July 2004 to July 2011, he was the Senior Vice President - Service Provider Sales at Juniper Networks, Inc., a networking software and systems company. Mr. Oristano received his B.S. in marketing from St. Johns University. Mr. Oristano brings 35 years of technology experience, including enterprise and service provider leadership, to our board of directors.

Roger M. Ponder, Director. Mr. Ponder has been a member of our board of directors since November 2015.  Mr. Ponder served as our Chief Operating Officer from November 2012 to March 2015. Mr. Ponder has been the President and Chief Executive Officer of Summit Broadband LLC, a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to our board of directors.

Frank Jadevaia, President. Mr. Jadevaia has served as our President since January 2014. From January 2007 to January 2014, prior to our acquisition of Integration Partners-NY Corporation, Mr. Jadevaia was a Managing Partner at that company. From November 2001 to November 2006, he was a Vice President of Sales of Nortel Networks Corporation, a telecommunications equipment manufacturer. Mr. Jadevaia received his B.S. from Bloomfield College in business. Mr. Jadevaia brings extensive enterprise and service provider management experience to our executive management team.

Timothy A. Larkin. Mr. Larkin has served as our Chief Financial Officer since October 2014. Prior to joining our company, Mr. Larkin was employed for more than 19 years by Warren Resources, Inc., a publicly-traded oil and gas drilling company, most recently as Chief Financial Officer from January 1995 to July 2013 and Executive Vice President from March 2004 to January 2014. Mr. Larkin has a B.S. in accounting from Villanova University. Mr. Larkin brings extensive experience in finance for both publicly-traded and private companies to our executive management team.

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

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during 2015, with the exception of a Statement of Changes of Beneficial Ownership of Securities on Form 4 for our chairman of the board and chief executive officer, Mark Munro, filed on November 24, 2015; a Statement of Changes of Beneficial Ownership of Securities on Form 4 for our director, Mark F. Durfee, filed on November 19, 2015; a Statement of Changes in Beneficial Ownership of Securities on Form 4 for our director, Neal L. Oristano, filed on September 2, 2014; an Initial Statement of Beneficial Ownership of Securities on Form 3 for our President, Frank Jadevaia, filed on February 10, 2014 and amended on June 2, 2014 and a Statement of Changes in Beneficial Ownership on Form 4 for Mr. Jadevaia, which has not yet been filed; an Initial Statement of Beneficial Ownership of Securities on Form 3 for our chief financial officer, Timothy A. Larkin, which has not yet been filed; and an Initial Statement of Beneficial Ownership of Securities on Form 3 for Douglas R. Shooker, the beneficial owner of more than 10% of our common stock at the time of filing, filed on January 28, 2014.

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

Staggered Board

Pursuant to our certificate of incorporation and our bylaws, our board of directors has been divided into three classes and the members of each class serve for a staggered, three-year term.  Upon the expiration of the term of a class of directors, a director in that class will be elected for a three-year term at the annual meeting of stockholders in the year in which his or her term expires. The classes currently are composed as follows:

●	Mark F. Durfee is a Class I director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2017;

●	Neal L. Oristano is a Class II director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2018; and

●	Roger M. Ponder is a Class II director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2018; and

●	Mark Munro and Charles K. Miller are Class III directors, whose terms will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2016.

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

The audit committee had four meetings in 2015. The audit committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the Audit Committee Charter is available on our website at http://www.intercloudsys.com/governance-documents.

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

Our compensation committee had one meeting in 2015. The compensation committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the Compensation Committee Charter is available on our website at http://www.intercloudsys.com/governance-documents. Pursuant to its charter, the compensation committee may form subcommittees and delegate to such subcommittees any power and authority the compensation committee deems appropriate, excluding any power or authority required by law, regulation or listing standard to be exercised by the compensation committee as a whole.

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

During 2015, our governance and nominating committee did not meet. The governance and nominating committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the Governance and Nominating Committee Charter is available on our website at http://www.intercloudsys.com/governance-documents.

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

The following summary compensation table sets forth the compensation paid to the following persons for the last two completed fiscal years:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2015 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as one of our executive officers at the end of the most recently completed financial year.

These individuals are referred to as the “named executive officers” in this proxy statement. The following table provides a summary of compensation paid for the years ended December 31, 2015 and 2014 to the named executive officers:

						Non-Equity
						Incentive	All
		Base		Stock	Option	Plan	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)	($)
Mark Munro	2015	402,596	200,000	—	—	—	—	602,596
Chief Executive Officer	2014	383,042	—	—	—	—	—	383,042

Frank Jadevaia	2015	415,385	200,000	—	—	—	—	615,385
President	2014	397,864	—	—	—	—	—	397,864

Timothy A. Larkin(2)	2015	285,577	—	292,000	—	—	—	577,577
Chief Financial Officer	2014	46,538	—	—	474,310	—	—	520,848

Daniel J. Sullivan	2015	233,654	—	—	—	—	—	233,654
Chief Accounting Officer	2014	192,693	—	477,411	—	—	—	670,104

Scott Davis	2015	233,654	—	288,460	—	—	—	522,114
Senior Vice President of Sales and Marketing	2014	192,017	—	395,250	61,921	—	—	649,188

(1)	The amounts shown reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used to calculate the value of stock awards are described under the caption “Critical Accounting Policies and Estimates – Stock-Based Compensation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and in Note 3 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

(2)	Mr. Larkin joined our company as Chief Financial Officer in October 2014.

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

We do not maintain any retirement plans, tax-qualified or nonqualified, for our executives or other employees.

Outstanding Equity Awards at Fiscal Year-End

The following table itemizes outstanding equity awards held by the named executive officers as of December 31, 2015.

	Option Awards					Stock Awards
						Number of			Market
		Number of	Number of			Shares or			Value of
		Securities	Securities			Units of			Shares or
		Underlying	Underlying			Stock (#)			Units of
		Unexercised	Unexercised	Option	Option	That Have		Stock	Stock ($)
	Option	Options(#)	Options(#)	Exercise	Expiration	Not		Award	That Have
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date	Vested(1)		Grant Date	Not Vested
Mark Munro	-	-	-	-	-	500,000	(2)	9/21/2015	$1,005,000	(3)
Mark Munro	-	-	-	-	-	50,000	(4)	12/4/2013	479,500	(5)
Frank Jadevaia	-	-	-	-	-	250,000	(2)	9/21/2015	502,500	(3)
Daniel J. Sullivan	-	-	-	-	-	50,000	(6)	8/28/2014	259,500	(7)
Daniel J. Sullivan	-	-	-	-	-	25,000	(4)	12/4/2013	239,750	(5)
Daniel J. Sullivan	-	-	-	-	-	42,644	(8)	5/23/2014	217,911	(9)
Timothy Larkin	-	-	-	-	-	100,000	(10)	6/23/2015	292,000	(11)
Timothy Larkin	10/14/2014	150,000	-	$3.72	10/14/2024	-		-	-
Scott Davis	10/14/2014	83,333	16,667	$3.72	10/14/2024	-		-	-
Scott Davis	-	-	-	-	-	16,667	(12)	7/29/2014	90,500	(13)
Scott Davis	-	-	-	-	-	33,333	(14)	8/28/2014	173,000	(7)

(1)	Unvested shares of restricted stock are generally forfeited if the named executive officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement.

(2)	This restricted stock award vests in full on June 2, 2017.

(3)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $2.01, which was the closing market price of one share of our common stock on September 21, 2015.

(4)	This restricted stock award vests in full on December 4, 2016.

(5)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $9.59, which was the closing market price of one share of our common stock on December 4, 2013.

(6)	This restricted stock award vests in full on August 28, 2017.

(7)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $5.19, which was the closing market price of one share of our common stock on August 28, 2014.

(8)	This restricted stock award vests in full on May 23, 2017.

(9)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $3.21, which was the closing market price of one share of our common stock on May 23, 2015.

(10)	One third of this stock award vests on each of June 23, 2016, June 23, 2017 and June 23, 2018.

(11)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $3.15, which was the closing market price of one share of our common stock on June 23, 2015.

(12)	One half of this stock award vests on each of July 29, 2016 and July 29, 2017.

(13)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $2.07, which was the closing market price of one share of our common stock on July 29, 2015.

(14)	One half of this stock award vests on each of August 8, 2016 and August 8, 2017.

Equity Incentive Plans

2012 Performance Incentive Plan. On November 16, 2012, we adopted our 2012 Performance Incentive Plan, or the 2012 Plan, to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons.  Our stockholders approved the plan on or about November 22, 2012.  Employees, officers, directors and consultants that provide services to us or one of our subsidiaries were eligible to receive awards under the 2012 Plan.  Awards under the 2012 Plan were issuable in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.

As of the date of this report, stock grants of an aggregate of 2,909,389 shares have been made under the 2012 Plan, and 149,359 shares authorized under the 2012 Plan remain available for award purposes.  However, in connection with the adoption and stockholder approval in June 2015 of our 2015 Performance Incentive Plan, which is described below, our board of directors determined that no further grants will be made under the 2012 Plan.

Our board of directors may amend or terminate the 2012 Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant.  Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency.  The 2012 Plan is not exclusive - our board of directors and compensation committee may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

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

2015 Performance Incentive Plan. On June 26, 2015, we adopted our 2015 Performance Incentive Plan, or the 2015 Plan, to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons.  Our stockholders approved the plan on or about September 21, 2015.  Employees, officers, directors and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the 2015 Plan.

Our board of directors, or one or more committees appointed by our board or another committee (within delegated authority), administers the 2015 Plan.  The administrator of the 2015 Plan has broad authority to:

●	select participants and determine the types of awards that they are to receive;

●	determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award and establish the vesting conditions (if applicable) of such shares or awards;

●	cancel, modify or waive our rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

●	construe and interpret the terms of the 2015 Plan and any agreements relating to the Plan;

●	accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards subject to any required consent;

●	subject to the other provisions of the 2015 Plan, make certain adjustments to an outstanding award and authorize the termination, conversion, substitution or succession of an award; and

●	allow the purchase price of an award or shares of our common stock to be paid in the form of cash, check or electronic funds transfer, by the delivery of previously-owned shares of our common stock or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the administrator may authorize or any other form permitted by law.

A total of 2,000,000 shares of our common stock is authorized for issuance with respect to awards granted under the 2015 Plan. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (i) 7.5% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) such lesser number as determined by our board of directors.  In addition, the number of available shares will include any shares that are currently subject to awards under our 2012 Plan but that are not issued due to their forfeiture, cancellation or other settlement. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2015 Plan. As of the date of this report, stock grants of an aggregate of 964,629 shares have been made under the 2015 Plan, and 1,035,371 shares authorized under the 2015 Plan remain available for award purposes.

Awards under the 2015 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.  The administrator may also grant awards under the plan that are intended to be performance-based awards within the meaning of Section 162(m) of the U.S. Internal Revenue Code. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.

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

As is customary in incentive plans of this nature, the number and type of shares available under the 2015 Plan and any outstanding awards, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders. In no case (except due to an adjustment referred to above or any repricing that may be approved by our stockholders) will any adjustment be made to a stock option or stock appreciation right award under the 2015 Plan (by amendment, cancellation and regrant, exchange or other means) that would constitute a repricing of the per-share exercise or base price of the award.

Generally, and subject to limited exceptions set forth in the 2015 Plan, if we dissolve or undergo certain corporate transactions such as a merger, business combination or other reorganization, or a sale of all or substantially all of our assets, all awards then-outstanding under the 2015 Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the plan administrator provides for the assumption, substitution or other continuation of the award.  The plan administrator also has the discretion to establish other change-in-control provisions with respect to awards granted under the 2015 Plan.  For example, the administrator could provide for the acceleration of vesting or payment of an award in connection with a corporate event that is not described above and provide that any such acceleration shall be automatic upon the occurrence of any such event.

Our board of directors may amend or terminate the 2015 Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant.  Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency.  The 2015 Plan is not exclusive - our board of directors and compensation committee may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

The 2015 Plan will terminate on June 25, 2025.  However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated.  The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2015 Plan is ten years after the initial date of the award.

Director Compensation

Our board of directors has approved a compensation policy for members of the board who are not employed by us or any of our subsidiaries (“non-employee directors”). Under the policy, each non-employee director continuing to serve in such capacity after an annual meeting of our stockholders will receive an award of restricted stock units, with the number of units to be determined by dividing $30,000 by the per-share closing price of our common stock on the grant date. A non-employee director who is appointed to the board other than in connection with an annual meeting and who has not been employed by us or one of our subsidiaries in the preceding six months will receive a grant of restricted stock units, with the number of units to be determined by dividing $30,000 by the per-share closing price of our common stock on the grant date and prorating that number based on the period of time that has elapsed since the last annual meeting. Each of these grants will vest on a quarterly basis through the date of the next annual meeting (or, if earlier, the first anniversary of the date of grant).

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

The following table sets forth information about the compensation of the non-employee members of our board of directors who served as a director during the year ended December 31, 2015. Other than as set forth in the table and described more fully below, during the year ended December 31, 2015, we did not pay any fees, make any equity awards or non-equity awards or pay any other compensation to the non-employee members of our board of directors. Mr. Munro, our Chief Executive Officer, receives no compensation for his service as a director, and is not included in the table below.

Name	Fees earned or paid in cash	Stock awards (1)	Options awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation		Total
Mark F. Durfee	$-	$26,995	$-	$-	$-	$12,000	(2)	$38,995
Charles K. Miller	-	26,995	-	-	-	-		26,995
Neal L. Oristano	-	26,995	-	-	-	-		26,995
Roger M. Ponder	-	26,995	-	-	-	43,269	(3)	70,264

(1)	The amounts shown reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used to calculate the value of stock awards are described herein under Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates - Stock-Based Compensation” and in Note 3 to our audited consolidated financial statements included in this report.

(2)	Represents health insurance premiums paid on behalf of Mr. Durfee.

(3)	Represents salary payments to Mr. Ponder as an employee prior joining our board of directors.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2016 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, May 31, 2016. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 32,580,187 shares of our common stock outstanding as of May 31, 2016. Unless otherwise noted below, the address of the persons listed on the table is c/o InterCloud Systems, Inc., 1030 Broad Street, Suite 102, Shrewsbury, New Jersey 07702.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and Directors
Mark Munro(1)	1,601,118	4.9%
Mark F. Durfee(2)	1,265,228	3.9%
Frank Jadevaia(3)	1,055,358	3.2%
Charles K. Miller	59,225	*
Neal Oristano	91,137	*
Roger M. Ponder	67,644	*
Timothy A. Larkin(4)	250,000	*

All named executive officers and directors as a group	4,384,941	13.3%

*	Less than 1. 0%.

(1)	Includes (i) 1,157,724 shares of common stock held by Mr. Munro, (ii) 277,147 shares of common stock held by Mark Munro IRA, (iii) 161,478 shares held by 1112 Third Avenue Corp., and (iv) 4,769 shares held by MMD Genesis LLC. Mr. Munro has sole voting and investment power over the shares held by 1112 Third Avenue Corp. Mr. Munro, Mr. Mark Durfee and Mr. Douglas Shooker share voting and investment power over the shares held by MMD Genesis LLC.

(2)	Includes (i) 40,011 shares held by Mr. Durfee, (ii) 1,225,217 shares held by Pascack Road LLC, and (iii) 4,769 shares held by MMD Genesis LLC. Mr. Durfee has sole voting and investment power over the shares held by Pascack Road LLC. Mr. Durfee, Mr. Mark Munro and Mr. Douglas Shooker share voting and investment power over the shares held by MMD Genesis LLC.

(3)	Includes (i) 716,636 shares of common stock, and (ii) 338,722 shares of common issuable upon conversion of a convertible promissory note (based on the principal amount of such note at May 31, 2016).

(4)	Represents shares issuable upon the exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In March 2014, our board of directors adopted a written related party transactions policy. Pursuant to this policy, the audit committee of our board of directors will review all material facts of all related-party transactions and either approve or disapprove entry into the related-party transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a related-party transaction, our audit committee shall take into account, among other factors, the following: (i) whether the related-party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances, (ii) the extent of the related party’s interest in the transaction and (iii) whether the transaction would impair the independence of a non-employee director.

Related Party Transactions

Loan Transactions. On February 25, 2015, we restructured the terms of certain promissory notes issued by us to each of Mark Munro, our Chairman of the Board and Chief Executive Officer, Cama Plan FBO Mark Munro IRA, 1112 Third Ave. Corp. and the Mark Munro 1996 Charitable Remainder Trust, each of which is affiliated with Mr. Munro, and Pascack Road, LLC, a company controlled by Mark Durfee, one of our directors, to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

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

On March 4, 2015, we restructured the terms of certain promissory notes issued by us to Forward Investments, LLC, the beneficial owner of more than 5% of our common stock, to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

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

In connection with the transactions effected with Forward Investments LLC on March 4, 2015, we also entered into a put option agreement with Forward Investments, LLC pursuant to which we sold to Forward Investments, LLC, in consideration of a payment to us of $30,000, an option to lend to us up to an additional $8.0 million, in increments of $1.0 million, at any time prior to March 3, 2020. Any such loans will be evidenced by promissory notes that bear interest at the rate of 10% per annum, mature 30 months from the date of issuance, with the option for Forward Investments, LLC to extend the maturity date to any date that is on or prior to the date that is 48 months from the date of issuance, and are convertible into shares of our common stock at an initial conversion price equal to the lower of (i) $2.35 per share, and (ii) the lowest sale price at which we sell or issue shares of common stock, or securities convertible into or exercisable to purchase shares of common stock, while such note is outstanding, subject in either case to adjustment as set forth therein.

Each of the promissory notes issued to Forward Investments, LLC contains a restriction prohibiting the conversion thereof into our common stock without the approval of the holders of a majority of our outstanding shares of common stock if such conversion will increase the beneficial ownership of Forward Investments, LLC above 19.99% of our outstanding common stock.

On July 31, 2015, we entered into a letter agreement with Forward Investments, LLC pursuant to which Forward Investments, LLC further restricted its ability to convert $9,120,000 aggregate principal amount of our convertible promissory notes into common stock, except upon (a) the mutual agreement of Forward Investments, LLC and us, (b) at least 61 days prior notice by Forward Investments, LLC to us of the intention of Forward Investments, LLC to convert all or a portion of such promissory notes or (c) the occurrence of a Fundamental Transaction, as defined in such promissory notes.

Independence of the Board of Directors

Our board of directors determined that all of the members of our board of directors, except our chief executive officer, Mr. Munro, are “independent directors” as defined in applicable rules of the SEC and NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by WithumSmith+Brown, PC, our principal accountants for the year ended December 31, 2015, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for the services in connection with statutory and regulatory filings or engagements were approximately $462,500 for the fiscal year ended December 31, 2015.

The aggregate fees billed by BDO USA, LLP, our principal accountants for the year ended December 31, 2014, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for the services in connection with statutory and regulatory filings or engagements were approximately $697,500 for the fiscal year ended December 31, 2014.

Audit-Related Fees

	For the years ended
	December 31,
	2015	2014

WithumSmith+Brown, PC
Audit Fees	$462,500	$-
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-

BDO USA, LLP
Audit Fees	$-	$697,500
Audit related fees	-	-
Tax fees	-	200
Other fees	-	-

Included in audit fees billed by BDO USA, LLP are those fees in connection with our registration statement efforts on Form S-1 and S-3, respectively, filed on various dates during 2014 totaling $175,000.

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

Date: June 17, 2016

	By:	/s/ Mark Munro
Mark Munro
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer and Chairman of the Board of Directors	June 17, 2016
Mark Munro	(Principal Executive Officer)

/s/ Timothy A. Larkin	Chief Financial Officer	June 17, 2016
Timothy A. Larkin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Durfee	Director	June 17, 2016
Mark Durfee

/s/ Charles K. Miller	Director	June 17, 2016
Charles K. Miller

/s/ Neal L. Oristano	Director	June 17, 2016
Neal L. Oristano

/s/ Roger Ponder	Director	June 17, 2016
Roger Ponder

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1†	Stock Purchase Agreement, dated as of December 12, 2013, by and among the Company, Integration Partners-NY Corporation, and Barton F. Graf, David C. Nahabedian and Frank Jadevaia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of January 1, 2014, by and among the Company, Integration Partners-NY Corporation, and Barton F. Graf, David C. Nahabedian and Frank Jadevaia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 7, 2014).
2.3†	Stock Purchase Agreement, dated as of February 3, 2014, by and among RentVM, Inc., Aqeel Asim, Awais Daud and Ali Fayazi and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 7, 2014).
2.4†	Interest Purchase Agreement, dated as of March 19, 2014, among VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, London Bay - VL Acquisition Company, LLC, Tier 1 Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014).
2.5	Amendment to Interest Purchase Agreement, dated May 30, 2014, among InterCloud Systems, Inc., VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, London Bay - VL Acquisition Company, LLC and Tier 1 Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2014).
3.1	Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated August 16, 2001, and the Certificate of Amendment dated September 4, 2008, filed in the office of the Secretary of State of the State of Delaware on September 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated January 10, 2013 (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2013).
3.4	Series A Certificate of Designation filed with the Delaware Secretary of State on July 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.5	Series B Certificate of Designation filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.6	Amendment No. 1 to Series B Certificate of Designation filed with the Delaware Secretary of State on October 23, 2012 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.7	Series C Certificate of Designation filed with the Delaware Secretary of State on January 10, 2012 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).

3.8	Series D Certificate of Designation filed with the Delaware Secretary of State on March 5, 2012 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.9	Series E Certificate of Designation filed with the Delaware Secretary of State on September 18, 2012 (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.10	Series F Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.11	Series G Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.12	Series H Certificate of Designation filed with the Delaware Secretary of State on November 16, 2012 (incorporated by reference to Exhibit 3.10 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.13	Series I Certificate of Designation filed with the Delaware Secretary of State on December 6, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2012).
3.14	Amended and Restated Bylaws of the Company, dated as of November 16, 2012 (incorporated by reference to Exhibit 3.12 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.2	Form of Warrant, dated September 17, 2012, issued by the Company in connection with the Loan and Security Agreement dated as of September 17, 2012 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.3	First Amendment, dated November 13, 2012, to Form of Warrant of the Company dated September 17, 2012 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1(Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.4	Form of Warrant issued by the Company to ICG USA, LLC on April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.5	Form of Amended and Restated Warrant issued by the Company to ICG USA, LLC in respect of warrant originally issued on April 30, 2013 (incorporated by reference to Exhibit 10.41 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.6	Form of Warrant issued by the Company to ICG USA, LLC on August 28, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.7	Warrant Agreement by and between the Company and Corporate Stock Transfer and form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed on September 10, 2013).
4.8	Form of Representative's Warrant Agreement (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed on October 17, 2013).
4.9	Form of Warrant, dated July 1, 2014 issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
4.10	Form of Warrant dated October 8, 2014 issued by the Company to each of the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
4.11	Form of Warrant, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).

10.1	2012 Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.2	Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
10.3	Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed with the SEC on December 5, 2012).
10.4	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.5	2015 Performance Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement filed with the SEC on August 4, 2015).
10.6	Securities Purchase Agreement, dated as of December 13, 2013, between the Company and the purchasers of the 12% Convertible Debentures (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
10.7	Form of 12% Convertible Debenture dated December 13, 2013, issued by the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
10.8	Registration Rights Agreement, dated December 13, 2013, between the Company and purchasers of the 12% Convertible Debentures (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
10.9	Voting Agreement, dated December 13, 2013, by and among the Company and various stockholders of the Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013).
10.10	Convertible Promissory Note, dated January 1, 2014, issued by the Company to Frank Jadevaia (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 7, 2014).
10.11	Amendment No. 1 to Promissory Note, dated as of December 31, 2014, between the Company and Frank Jadevaia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015).
10.12	Employment Agreement, dated as of February 15, 2014, between the Company and Frank Jadevaia, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.13	Employment Agreement, dated as of February 21, 2014, between the Company and Scott Davis, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.14	Exchange Agreement, dated as of March 12, 2014, among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2014).
10.15	Letter Agreement, dated April 4, 2014, amending the Exchange Agreement, dated as of March 12, 2014, by and among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.16	Purchase Agreement, dated March 25, 2014, among the Company, VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, and Tier 1 Solutions, Inc., as amended by a Letter Agreement dated July 28, 2014, by a Letter Agreement dated August 14, 2014, by a Letter Agreement dated September 17, 2014, and by a Letter Agreement dated October 7, 2014 (incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2014).
10.17	Securities Purchase Agreement, dated as of July 1, 2014, between 31 Group, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.18	Senior Convertible Note, dated July 1, 2014, issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.19	Loan and Security Agreement, dated as of October 1, 2014, among the Company, the entities party thereto as Guarantors, the entities party thereto as Lenders, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.20	Pledge Agreement, dated as of October 1, 2014, among the parties identified as Pledgors thereto and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).

10.21	Security Agreement, dated as of October 1, 2014, executed by the Company in favor of White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.22	Securities Purchase Agreement, dated as of October 8, 2014, among the Company and each of the purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.23	Registration Rights Agreement, dated as of October 8, 2014, by and among the Company and each of purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.24	Employment Agreement, by and between the Company and Timothy A. Larkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2014).
10.25	Securities Purchase Agreement, dated as of November 14, 2014, by and between the Company and Dominion Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).
10.26	Demand Promissory Note, dated as of November 17, 2014, issued by the Company to Dominion Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).
10.27	Bridge Financing Agreement, dated as of December 2, 2014, by and between GPB Life Science Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.28	12% Senior Secured Note, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.29	Form of Note, dated as of February 25, 2015, issued by the Company to each of Mark Munro 1996 Charitable Remainder UniTrust, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp., Mark Munro and Pascack Road, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015).
10.30	Put Option Agreement, dated as of March 3, 2015, by and between the Company and Forward Investments, LLC.
10.31	Form of Note, dated as of March 4, 2015, issued by the Company to Forward Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).
10.32	Sale of Accounts and Security Agreement, dated as of March 20, 2015, by and among InterCloud Systems, Inc., T N S, Inc., Integration Partners-NY Corporation, ADEX Corporation, AW Solutions, Inc. and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).
10.33	Guaranty Agreement, dated as of March 20, 2015, made by RentVM, Inc., ADEX Puerto Rico, LLC, ADEXCOMM Corporation, Tropical Communications, Inc., AW Solutions Puerto Rico, LLC, Rives-Monteiro Leasing, LLC and Rives-Monteiro Engineering, LLC in favor of Faunus Group International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).
10.34	Exchange Agreement, dated April 7, 2015, between InterCloud Systems, Inc. and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.35	Exchange Agreement, dated April 7, 2015, between InterCloud Systems, Inc. and Capital Ventures International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.36	Securities Purchase Agreement, effective as of May 14, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.37	Term Promissory Note, dated May 14, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.38	Amendment Agreement, dated May 14, 2015, by and among InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.39	Amendment No. 1 to the Bridge Financing Agreement, dated May 15, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.40	Securities Purchase Agreement, dated May 15, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.41	Amended and Restated 12% Senior Secured Convertible Note No. 1, dated December 3, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.42	Amended and Restated 12% Senior Secured Convertible Note No. 2, dated December 24, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.43	12% Senior Secured Convertible Note, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.44	Amended and Restated Warrant No. 1, dated December 3, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.45	Amended and Restated Warrant No. 2, dated December 24, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.46	Additional Warrant, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.47	Restructuring Warrant, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.48	Securities Purchase Agreement, effective as of August 6, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.49	12% Senior Convertible Note, dated August 6, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.50	Securities Purchase Agreement, effective as of August 11, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.51	12% Senior Convertible Note, dated August 11, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.52	Amendment No. 2 to Bridge Financing Agreement, dated as of August 12, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.53	Revised Amendment No. 2 to Bridge Financing Agreement, dated as of August 12, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on September 14, 2015).
10.54	Securities Purchase Agreement, effective as of November 12, 2015, between InterCloud Systems, Inc. and the Buyer party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.55	Senior Convertible Note, dated November 12, 2015, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.56	Exchange Agreement, dated November 12, 2015, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.57	Form of Senior Convertible Note, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.58	Securities Purchase Agreement, effective as of December 29, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

10.59	10% Original Issue Discount Senior Convertible Debenture, dated December 29, 2015, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.60	Conversion Agreement, dated December 29, 2015, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.61	Asset Purchase Agreement, dated February 17, 2016 by and among InterCloud Systems, Inc., KeepItSafe, Inc., VaultLogix, LLC, Data Protection Services, L.L.C. and U.S. Data Security Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.62	Securities Exchange Agreement, effective as of February 17, 2016, by and among InterCloud Systems, Inc., VaultLogix, LLC and the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.63	8.25% Senior Secured Convertible Note, dated February 18, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.64	Forbearance and Amendment Agreement, dated as of May 17, 2016, by and between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.65	Forbearance and Amendment Agreement, dated as of May 17, 2016, by and between InterCloud Systems, Inc., VaultLogix, LLC, and the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.66	Second Amended and Restated Senior Secured Convertible Debenture, dated May 17, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.67	Amended and Restated Senior Secured Convertible Note, dated May 17, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.68	0.67% Senior Secured Note, dated May 17, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.69	0.67% Senior Secured Note, dated May 17, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.70	Amendment Agreement, dated as of May 23, 2016, by and between InterCloud Systems, Inc. VaultLogix, LLC, JGB (Cayman) Waltham Ltd., and JGB (Cayman) Concord Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.71	Additional Debtor Joinder, dated May 23, 2016, executed by InterCloud Systems, Inc. and the additional parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.72	Security Agreement, dated as of February 18, 2016, among VaultLogix, LLC and the Secured Party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

INTERCLOUD SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InterCloud Systems, Inc.

We have audited the accompanying consolidated balance sheet of InterCloud Systems, Inc. and subsidiaries as of December 31, 2015 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterCloud Systems, Inc. and subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has a working capital deficiency and an accumulated deficit, and has obligations with its lenders due in less than twelve months that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

June 17, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InterCloud Systems, Inc.

Shrewsbury, New Jersey

We have audited the accompanying consolidated balance sheet of InterCloud Systems, Inc. as of December 31, 2014 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterCloud Systems, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

March 23, 2015, except for Note 4 which is as of June 17, 2016

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2015	2014
ASSETS		(Revised)
Current Assets:
Cash	$7,944	$5,470
Accounts receivable, net of allowances of $1,342 and $1,545, respectively	16,708	19,421
Inventory	1,181	1,031
Loans receivable	400	300
Other current assets	2,321	1,448
Total current assets	28,554	27,670

Property and equipment, net	659	807
Goodwill	24,575	37,487
Intangible assets, net	16,872	20,806
Investment	800	-
Other assets	96	146
Non-current assets of discontinued operations	20,675	34,723
Total assets	$92,231	$121,639

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$7,932	$9,793
Accrued expenses	10,792	9,224
Deferred revenue	5,145	3,601
Income taxes payable	653	728
Bank debt, current portion	131	252
Notes payable, related parties	11,103	7,238
Contingent consideration	-	2,725
Derivative financial instruments	408	18
Term loans, current portion, net of debt discount	3,787	7,109
Total current liabilities	39,951	40,688

Long-term Liabilities:
Long-term deferred revenue	-	79
Bank debt, net of current portion	-	53
Notes payable, related parties, net of current portion	8,183	11,214
Deferred income taxes	909	2,583
Term loans, net of current portion, net of debt discount	30,258	27,568
Contingent consideration	-	823
Derivative financial instruments	17,130	2,391
Total long-term liabilities	56,480	44,711

Total Liabilities	96,431	85,399

Commitments and Contingencies (Note 15)

Stockholders' (Deficit) Equity:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 29,461,377 and 17,910,931 issued and 29,032,622 and 17,910,081 outstanding as of December 31, 2015 and 2014, respectively	3	2
Common stock warrants, no par	259	2
Treasury stock, at cost - 428,755 and 850 shares at December 31, 2015 and 2014, respectively	-	-
Additional paid-in capital	117,706	92,745
Accumulated deficit	(122,500)	(56,738)
Total InterCloud Systems, Inc. stockholders' (deficit) equity	(4,532)	36,011
Non-controlling interest	332	229
Total stockholders' (deficit) equity	(4,200)	36,240

Total liabilities and stockholders’ (deficit) equity	$92,231	$121,639

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the years ended
	December 31,
	2015	2014
		(Revised)
Service revenue	$59,042	$58,281
Product revenue	15,875	15,470
Total revenue	74,917	73,751
Cost of revenue	54,070	55,709
Gross profit	20,847	18,042

Operating expenses:
Depreciation and amortization	3,577	3,352
Salaries and wages	23,069	19,596
Selling, general and administrative	10,633	10,717
Goodwill impairment charge	12,912	1,369
Intangible asset impairment charge	709	2,392
Change in fair value and gain on contingent consideration	(2,243)	(867)
Total operating expenses	48,657	36,559

Loss from operations	(27,810)	(18,517)

Other income (expenses):
Change in fair value of derivative instruments	(9,400)	25,772
Loss on settlement of contingent consideration	(205)	-
Interest expense	(9,397)	(13,162)
Loss on conversion of debt	(1,148)	(2,266)
Loss on extinguishment of debt	(3,725)	(10,786)
Loss on fair value of conversion feature	-	(2,385)
Loss on exchange of common stock	(2,331)	-
Gain on modification of warrants	660	-
Other income (expense)	(388)	186
Total other expense	(25,934)	(2,641)

Loss from continuing operations before income taxes	(53,744)	(21,158)

Benefit from income taxes	(1,345)	(3,297)

Net loss from continuing operations	(52,399)	(17,861)

Loss on discontinued operations, net of tax	(13,260)	(957)

Net loss	(65,659)	(18,818)

Net (income) loss attributable to non-controlling interest	(103)	23

Net loss attributable to InterCloud Systems, Inc's. common stockholders	$(65,762)	$(18,795)

Basic loss per share attributable to InterCloud Systems, Inc's. common stockholders:
Net loss from continuing operations	$(2.44)	$(1.42)
Loss on discontinued operations, net of taxes	$(0.62)	$(0.07)
Net loss per share	$(3.06)	$(1.49)

Diluted loss per share attributable to InterCloud Systems, Inc's. common stockholders:
Net loss from continuing operations	$(2.44)	$(3.31)
Loss on discontinued operations, net of taxes	$(0.62)	$(0.07)
Net loss per share	$(3.06)	$(3.38)

Basic weighted average common shares outstanding	21,520,885	12,619,885
Diluted weighted average common shares outstanding	21,520,885	13,004,731

 See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Common Stock Warrants		Treasury Stock		Additional Paid-in	Accumulated	Non- Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total
Balance, January 1, 2014	8,558,631	$1	301,704	$3	-	$-	$36,020	$(37,943)	$243	$(1,676)

Issuance of common stock in settlement of Series E warrants	53,259	-	-	-	-	-	900	-	-	900
Issuance of common stock upon settlement of acquisition notes	50,861	-	-	-	-	-	814	-	-	814
Issuance of common stock upon conversion of 12% debentures	1,245,847	-	-	-	-	-	8,997	-	-	8,997
Issuance of common stock upon conversion of promissory notes	216,876	-	-	-	-	-	1,725	-	-	1,725
Issuance of common stock pursuant to acquisition of IPC	104,528	-	-	-	-	-	1,447	-	-	1,447
Issuance of common stock pursuant to acquisition of RentVM	400,000	-	-	-	-	-	5,280	-	-	5,280
Issuance of common stock pursuant to acquisition of VaultLogix	1,008,690	-	-	-	-	-	3,934	-	-	3,934
Issuance of common stock pursuant to acquisition of assets	768,924	-	-	-	-	-	2,720	-	-	2,720
Issuance of common stock to non-employees for services	146,376	-	-	-	-	-	1,242	-	-	1,242
Issuance of common stock to employees for services	1,645,603	-	-	-	-	-	3,130	-	-	3,130
Issuance of common stock upon extinguishment of debt	1,946,210	1	-	-	-	-	18,108	-	-	18,109
Issuance of common stock upon exercise of warrants	111,095	-	(111,095)	(1)	-	-	555	-	-	554
Issuance of common stock for settlement of related-party interest	127,852	-	-	-	-	-	659	-	-	659
Issuance of common stock for AWS earn out provisions	490,445	-	-	-	-	-	2,545	-	-	2,545
Issuance of common stock pursuant to private placement	868,838	-	-	-	-	-	4,073	-	-	4,073
Issuance of common stock upon settlement of contingent consideration	16,896	-	-	-	-	-	53	-	-	53
Issuance of common stock upon settlement of debt	125,000	-	-	-	-	-	393	-	-	393
Treasury stock repurchases	(850)	-	-	-	850	-	-	-	-	-
Issuance of common stock for acquisition of interest in Nottingham	25,000	-	-	-	-	-	150	-	9	159
Net loss	-	-	-	-	-	-	-	(18,795)	(23)	(18,818)

Ending balance, December 31, 2014	17,910,081	$2	190,609	$2	850	$-	$92,745	$(56,738)	$229	$36,240

Issuance of common stock upon conversion of debt	3,112,215	1	-	-	-	-	6,771	-	-	6,772
Issuance of common stock upon settlement of the bridge financing agreement	1,918,649	-	-	-	-	-	1,500	-	-	1,500
Issuance of common stock upon conversion of related party debt	243,443	-	-	-	-	-	822	-	-	822
Issuance of common stock to non-employees for services	177,586	-	-	-	-	-	434	-	-	434
Issuance of common stock to employees and directors for services	3,184,536	-	-	-	-	-	8,385	-	-	8,385
Issuance of common stock upon extinguishment of debt	522,922	-	-	-	-	-	1,275	-	-	1,275
Issuance of common stock upon modification of debt	298,390	-	-	-	-	-	731	-	-	731
Issuance of common stock for settlement of related-party interest	144,508	-	-	-	-	-	343	-	-	343
Issuance of common stock upon restructuring of debt	100,000	-	-	-	-	-	292	-	-	292
Issuance of common stock upon settlement of accounts payable	300,000	-	-	106	-	-	648	-	-	754
Issuance of common stock for payout of incentives earned	128,205	-	-	-	-	-	288	-	-	288
Issuance of common stock to third party	1,961	-	-	-	-	-	5	-	-	5
Issuance of common stock for contingent consideration	555,409	-	-	-	-	-	1,457	-	-	1,457
Issuance of common stock pursuant to conversion of warrants	287,001	-	-	-	-	-	468	-	-	468
Issuance of common stock upon redemption of debt	575,621	-	-	-	-	-	719	-	-	719
Issuance of warrants upon settlement of accounts payable	-	-	-	674	-	-	-	-	-	674
Reclassification of options granted	-	-	-	-	-	-	536	-	-	536
Reclassification of warrants	-	-	-	546	-	-	-	-	-	546
Cancellation of equity warrants pursuant to bridge agreement	-	-	-	(546)	-	-	-	-	-	(546)
Re-issuance of warrants pursuant to bridge financing agreement	-	-	-	771	-	-	-	-	-	771
Issuance of warrants pursuant to bridge financing agreement	-	-	-	504	-	-	-	-	-	504
Cancellation and re-issuance of warrants pursuant to debt extinguishment	-	-	-	(660)	-	-	-	-	-	(660)
Fair value of lender's conversion premium	-	-	-	-	-	-	386	-	-	386
Purchase of treasury stock	(127,905)	-	-	-	127,905	-	-	-	-	-
Return of common stock and warrants issued upon settlement of accounts payable	(300,000)	-	-	(106)	300,000	-	(648)	-	-	(754)
Issuance of common stock pursuant to conversion of warrants issued upon settlement of accounts payable	-	-	-	(674)	-	-	-	-	-	(674)
Modification of warrants pursuant conversion agreement	-	-	-	(358)	-	-	-	-	-	(358)
Reclassification of preferred dividend liability	-	-	-	-	-	-	549	-	-	549
Net loss	-	-	-	-	-	-	-	(65,762)	103	(65,659)

Ending balance, December 31, 2015	29,032,622	$3	190,609	$259	428,755	$-	$117,706	$(122,500)	$332	$(4,200)

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	For the year ended
	December 31,
	2015	2014
		(Revised)
Cash flows from operating activities:
Net loss	$(65,659)	$(18,818)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	13,260	957
Depreciation and amortization	3,577	3,352
Provision for bad debts	233	74
Write off of notes receivable	-	103
Amortization of debt discount and deferred debt issuance costs	5,133	9,021
Loss on disposal of equipment	11	-
Stock compensation for services	8,213	3,666
Issuance of shares to non-employees for services	434	1,242
Issuance of shares for settlement of debt	-	393
Change in fair value of derivative instruments	9,400	(25,772)
Shares issued to third party	5	-
Deferred income taxes	(1,224)	(3,821)
Loss on conversion of debt	1,148	2,266
Loss on extinguishment of debt	3,725	10,786
Loss on exchange of shares	2,331	-
Loss on fair value of conversion feature	-	2,385
Change in fair value of contingent consideration	(2,038)	(867)
Gain on modification of warrants	(660)	-
Settlement of contingent consideration	-	(1,779)
Goodwill impairment	12,912	1,369
Intangible asset impairment	709	2,392
Changes in operating assets and liabilities:
Accounts receivable	2,479	(5,452)
Inventory	(149)	(989)
Other assets	(796)	159
Deferred revenue	1,465	2,628
Accounts payable and accrued expenses	3,034	6,029
Income taxes payable	(528)	298
Net cash used in operating activities of continuing operations	(2,985)	(10,378)
Net cash provided by (used in) operating activities of discontinued operations	1,156	(41)
Net cash used in operating activities	(1,829)	(10,419)

Cash flows from investing activities:
Purchases of equipment	(215)	(407)
Issuance of notes receivable	(900)	-
Consideration paid for acquisitions, net of cash received	-	(15,548)
Net cash used in investing activities of continuing operations	(1,115)	(15,955)
Net cash used in investing activities of discontinued operations	(369)	(154)
Net cash used in investing activities	(1,484)	(16,109)

Cash flows from financing activities:
Proceeds from bank borrowings	-	100
Repayments of bank borrowings	(175)	(237)
Proceeds from related party borrowings	-	7,920
Repayments of related party borrowings	(25)	(103)
Issuance of shares pursuant to private placement	-	4,218
Proceeds from third-party borrowings	9,391	15,368
Repayments of third-party borrowings	(3,404)	(13,810)
Proceeds from the exercise of public offering warrants	-	675
Net cash provided by financing activities	5,787	14,131

Net increase (decrease) in cash	2,474	(12,397)

Cash, beginning of year	5,470	17,867

Cash, end of year	$7,944	$5,470

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,277	$4,239
Cash paid for income taxes	$226	$23

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$6,772	$8,997
Addition to debt discount	$9,243	$8,631
Issuance of shares for settlement of Series E warrants	$-	$900
Issuance of shares upon exercise of warrants	$468	$554
Issuance of shares pursuant to settlement of acquisition notes	$-	$814
Issuance of shares pursuant to extinguishment of debt	$1,275	$18,109
Issuance of shares pursuant to modification of debt	$731	$-
Issuance of shares pursuant to restructuring of debt	$292	$-
Issuance of shares upon conversion of related party debt	$822	$-
Additional note payable issued as part of related party debt modification	$1,730	$-
Conversion of accrued interest to note payable	$450	$-
Issuance of shares for earn out provisions related to prior year acquisitions	$1,457	$-
Issuance of shares pursuant to acquisitions	$-	$13,381
Issuance of shares for AWS earn out provisions	$-	$2,545
Issuance of shares for settlement of interest	$343	$659
Issuance of warrants for settlement of accounts payable	$674	$-
Issuance of warrants pursuant to bridge financing agreement	$1,276	$-
Issuance of shares for payout of incentives earned	$288	$-
Issuance of shares upon settlement of contingent consideration	$-	$53
Issuance of shares upon settlement of debt	$-	$393
Issuance of shares for conversion of promissory notes	$-	$1,725

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	DESCRIPTION OF BUSINESS

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. The Company provides networking orchestration and automation for software-defined networking (“SDN”) and network function virtualization (“NFV”) cloud environments to telecommunication service providers and corporate enterprise markets. On October 31, 2013, the Company’s common stock and warrants were listed on The NASDAQ Capital Market under the symbols "ICLD" and "ICLDW," respectively.

Since January 2014, the Company has also completed the following material and other acquisitions:

●	Integration Partners-NY Corporation. In January 2014, the Company acquired Integration Partners-NY Corporation (“IPC”), a full-service voice and data network engineering firm based in New York. IPC serves both corporate enterprises and telecommunications service providers.

●

RentVM, Inc. In February 2014, the Company acquired RentVM, Inc. (“RentVM”), a New Jersey-based provider of infrastructure-as-a-service (IaaS), platform as a service (PaaS) and software as a service (SaaS) technology to small to medium sized businesses, enterprise and carrier customers across all major verticals. IaaS, PaaS and SaaS allow customers to run their application on RentVM equipment without the customer purchasing capital equipment. In a private, public, or hybrid cloud environment. RentVM expands the Company’s cloud and managed services capabilities by providing a software defined data center (SDDC) platform to offer enterprise-grade cloud computing solutions.

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

●

VaultLogix, LLC. In October 2014, the Company acquired VaultLogix, LLC and certain related entities (“VaultLogix”), a leading provider of cloud backup services to nearly 10,000 businesses around the world. VaultLogix safeguards a wide range of enterprise-class operating systems and applications through its unique combination of encryption, block-level data duplication and compression. In addition, through its partner program, VaultLogix offers software branding, a robust partner portal and dedicated account management. On February 19, 2016, the Company sold VaultLogix and certain related entities to a third-party (see Note 20 Discontinued Operations).

●	PCS Holding LLC. On December 1, 2014, the Company’s subsidiary, VaultLogix, executed an agreement with PCS Holding LLC to purchase the assets of Axim Cloud (“Axim”). Axim sells Amazon web services, including cloud storage services.

●	Logical Link. On December 1, 2014, the Company’s subsidiary, AW Solutions, Inc. (“AWS”), acquired the assets of FRJ, LLC, DBA Logical Link, an Outside Plant (OSP) engineering company that specializes in field design and drafting of Wireline, Fiber & DAS deployments. Logical Link also performs construction and installation through subcontractors.

2.	GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company believes that its ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that the Company will continue to incur losses for the immediate future. For the year ended December 31, 2015, the Company generated gross profits from operations but was unable to achieve positive cash flow from operations. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2015, the Company had a working capital deficit of approximately $11,397, as compared to a working capital deficit of approximately $13,018 at December 31, 2014. The increase of $1,621 in the Company’s working capital from December 31, 2014 to December 31, 2015 was primarily the result of a reduction in term loans due within the next 12 months.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On or prior to December 31, 2016, the Company has obligations relating to the payment of indebtedness as follows:

●	$6,865 relating to promissory notes held by related parties that mature prior to December 31, 2016;

●	$5,755 relating to a promissory note held by a related party that matures prior to December 31, 2016;

●	$4,058 related to senior convertible term loans that mature prior to December 2016;

●	$423 relating to current maturities of a convertible note that matures prior to December 31, 2016;

●	$225 relating to a promissory note held by a related party that matures prior to December 31, 2016;

●	$106 relating to a promissory note held by the former owner of Tropical that matures prior to December 31, 2016; and

●	$75 relating to a promissory note held by a related party that is due on demand.

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to December 31, 2016 from earnings from operations. Additionally, during February 2016, the Company sold its wholly-owned subsidiary, VaultLogix, for $24,000 plus a working capital adjustment, which is included in an escrow account, of approximately $2,000.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud services and managed services segments of its business, which has contributed to the losses from operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2016, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third party debt by converting such debt into common shares. The Company is currently in discussion with a third party on a credit facility to enhance its liquidity position. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2016. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016.

The Company plans to generate positive cash flow from its recently-completed acquisitions to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENT IN AFFILIATE COMPANIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and HighWire (collectively, “ADEX” or “ADEX entities”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013), IPC (since January 2014), and RentVM (since February 2014). The results of operations of the Company’s VaultLogix (since October 2014) subsidiary have been included as discontinued operations on the accompanying financial statements (see Note 20, Discontinued Operations and Note 21, Subsequent Events). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The consolidation of RM Engineering resulted in increases of $1,033 in assets and $222 in liabilities in the Company’s consolidated balance sheet and $3,854 in revenue and $222 in net income in the consolidated statement of operations as of and for the year ended December 31, 2015.

The consolidation of RM Engineering resulted in increases of $1,038 in assets and $450 in liabilities in the Company’s consolidated balance sheet and $3,122 in revenue and $33 in net loss in the consolidated statement of operations as of and for the year ended December 31, 2014.

The consolidated financial statements include the accounts of Nottingham (since April 2014), in which the Company owns an interest of 40%. The Company has the ability to exercise its call option to acquire the remaining 60% of Nottingham for a nominal amount and thus makes all significant decisions related to Nottingham even though it absorbs only 40% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 60% holder of Nottingham.

The consolidation of Nottingham resulted in increases of $428 in assets and $27 in liabilities in the Company’s consolidated balance sheet and $2 in revenue and $18 in net loss in the consolidated statement of operations as of and for the year ended December 31, 2015.

The consolidation of Nottingham resulted in increases of $423 in assets and $5 in liabilities in the Company’s consolidated balance sheet and no revenues and $11 in net loss in the consolidated statement of operations as of and for the year ended December 31, 2014.

On December 17, 2015, the Company acquired a 13.7% ownership interest in NGNWare, LLC (“NGNWare”) for $800. The Company does not hold a controlling financial interest but has the ability to exercise significant influence over the operating and financial policies of NGNWare. As such, the Company accounts for the investment in NGNWare under the equity method of accounting.

The investment in NGNWare resulted in increases of $800 in assets on the Company’s consolidated balance sheet and no earnings on the Company’s consolidated statement of operations for the year ended December 31, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Use of estimates includes the following: 1) valuation of derivative instruments, 2) allowance for doubtful accounts, 3) estimated useful lives of property, equipment and intangible assets, 4) valuation of contingent consideration, 5) revenue recognition, 6) estimates related to the recovery of deferred tax assets, 7) valuation of intangible assets, 8) goodwill impairment, 9) recoverability of indefinite lived intangible assets, 10) estimates in connection with the allocation of the purchase price allocations, and 11) stock based compensation valuation. Actual results could differ from estimates.

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

During the year ended December 31, 2015, the Company re-evaluated its cloud services and managed services reportable segment. The Company concluded that, due to the differences in the cloud services operating activities and the gross margins achieved within the managed services and cloud services operating segments, the cloud services segment should be presented separately within the consolidated financial statements. As such, the Company concluded that it had four reportable segments as of December 31, 2015: applications and infrastructure, professional services, managed services, and cloud services.

The Company’s reporting units have been aggregated into one of four operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities, Tropical and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX entities. The Company’s third operating segment is managed services, which consists of the IPC and RentVM components and the fourth operating segment is cloud services, which consists of the Axim component. The operating segments mentioned above constitute reporting segments.

Refer to Note 19. Segment Information for a detailed discussion on the change in reporting segments.

CASH

Cash consists of checking accounts and money market accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. Allowance for doubtful accounts was $1,342 and $1,545 at December 31, 2015 and 2014, respectively.

INVENTORY

The inventory balance at December 31, 2015 and 2014 is related to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at the lower of cost or market until sold. As inventory relates to specific customer orders, the Company determines the cost of the inventory using the specific identification method. Inventory consisted of networking equipment for which title had not passed to customers as of December 31, 2015 and 2014.

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy (see Fair Value of Financial Instruments in Note 9). The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method. Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value. The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess cash flow, relief of royalty and discounted cash flow methods.

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

GOODWILL AND INDEFINTITE LIVED INTANGIBLE ASSETS

 Goodwill was generated through the acquisitions made by the Company. As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for each of the completed acquisitions. At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to the Company by the acquired entity (see Note 5. Acquisitions and Disposals of Subsidiaries).

During the fourth quarter of 2015, the Company changed the date of its annual impairment test from December 31 to October 1. The change was made to more closely align the impairment testing date with the Company’s long-range planning and forecasting process. The Company believes the change in its annual impairment testing date did not delay, accelerate, or avoid an impairment charge. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively.

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually (as of October 1) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible assets and the Company’s consolidated financial results.

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

During 2014, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the professional services segment. The Company's management then determined that the ADEX reporting unit assets were impaired and recognized an impairment loss of $1,369 related to goodwill and $2,392 related to intangible assets as the carrying value of the ADEX reporting unit was in excess of its fair value. If ADEX’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired. See Note 7, Goodwill and Intangible Assets for further information.

During 2015, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the managed services segment. The Company's management then determined that the IPC reporting unit assets were impaired and recognized an impairment loss of $10,907 related to goodwill and $675 related to intangible assets as the carrying value of the IPC reporting unit was in excess of its fair value. If IPC’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired. See Note 7, Goodwill and Intangible Assets for further information.

During 2015, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the cloud services segment. The Company's management then determined that the Axim operating segment assets were impaired and recognized an impairment loss of $2,005 related to goodwill and $34 related to intangible assets as the carrying value of the Axim reporting unit was in excess of its fair value. If Axim’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired. See Note 7, Goodwill and Intangible Assets for further information.

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

During December 2015, the Company entered into a letter of intent with a third-party to sell VaultLogix and its two subsidiaries, which were included in the cloud services segment. The agreement was executed in February 2016. The Company’s management assessed the carrying amounts of VaultLogix and its subsidiaries assets and liabilities as compared to the selling price and determined that an impairment existed as of December 31, 2015. The Company recognized an impairment loss of $11,215 related to goodwill and $430 related to intangible assets, which is included in loss on discontinued operations on the consolidated statement of operations as of December 31, 2015, as the carrying value of the VaultLogix business unit was in excess of the amount for which it was sold in an arm’s-length transaction.

REVENUE RECOGNITION

The Company’s revenues are generated from its four reportable segments: applications and infrastructure, professional services, and managed services and cloud services. The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The AWS Entities generally recognize revenue using the percentage of completion method. Revenues and fees on these contracts were recognized utilizing the efforts-expended method, which used measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

The AWS Entities also generate revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the Company’s professional services segment, which is comprised of the ADEX subsidiaries, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2015 and 2014.

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

The Company’s IPC subsidiary, which is included in the Company’s managed services segment, is a value-added reseller whose revenues are generated from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video, and data networking infrastructure. IPC’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support and professional services. For certain maintenance contracts, IPC assumes responsibility for fulfilling the support to customers and recognizes the associated revenue either on a ratable basis over the life of the contract or, if a customer purchases a time and materials maintenance program, as maintenance is provided to the customer.  Revenue for the sale of third-party maintenance contracts is recognized net of the related cost of revenue.  In a maintenance contract, all services are provided by IPC’s third-party providers and as a result, the Company concluded that IPC is acting as an agent and recognize revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction.  As IPC is under no obligation to perform additional services, revenue is recognized at the time of sale as opposed to over the life of the maintenance agreement.

For multiple-element arrangements, IPC recognizes revenue in accordance with ASC 605-25, “Arrangements with Multiple Deliverables”. The Company allocates revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) of selling price if VSOE is not available, and finally the Company’s estimate of the selling price if neither VSOE nor TPE is available. VSOE exists when the Company sells the deliverables separately and represents the actual price charged by the Company for each deliverable. Estimated selling price reflects the Company’s best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of the Company’s business, technical skill required, customer location and other market conditions. Each element that has standalone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided or the product is delivered.

The Company’s former VaultLogix subsidiary, which was included in the Company’s cloud services segment, provided on-line data backup services to its customers. VaultLogix recognized revenue in accordance with ASC Topic 605-10. Certain customers paid for its services in advance of services being performed. Revenue for these customers was deferred until the services were performed.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives are: 3-7 years for vehicles; 5-7 years for equipment; 16 years for developed software; and 3 years for computers and office equipment. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

DEFERRED LOAN COSTS

Deferred loan costs are capitalized as debt discounts and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the years ended December 31, 2015 and 2014 was $443 and $1,371, respectively. As a result of the conversion of a portion of the Company’s convertible debentures and a term loan at various dates during 2014, the Company recorded $722 of accelerated amortization of the deferred loan costs related to that debt for the year ended December 31, 2014.

CONCENTRATIONS OF RISK

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. The Company’s largest customer, Ericsson, Inc. and its affiliates, accounted for 14% and 17% of consolidated revenues for the years ended December 31, 2015 and 2014, respectively. In addition, amounts due from this customer represented 9% and 7% of trade accounts receivable as of December 31, 2015 and 2014, respectively. A significant reduction in business from this significant customer or its failure to pay outstanding trade accounts receivable could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s customers in its applications and infrastructure and professional services segments are located within the United States of America and Puerto Rico. Revenues generated within the United States of America accounted for approximately 99% and 96% of consolidated revenues for the years ended December 31, 2015 and 2014, respectively. Revenues generated from foreign sources accounted for approximately 1% and 4% of consolidated revenues for the years ended December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable or reasonably estimable.

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

DISTINGUISHMENT OF LIABILITIES FROM EQUITY

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement - Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income. The Company has historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the quarter ended September 30, 2015, the Company determined that it should utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company has evaluated its derivative instruments and determined that the value of those derivative instruments, whether using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on its historical consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively. The Monte Carlo simulation is used to determine the fair value of derivatives for instruments with embedded conversion features.

Prior to December 29, 2015, the Company did not have sufficient historical data to use its historical volatility; therefore the Company used a volatility based on the historical volatility of comparable companies. Beginning on December 29, 2015, the Company began using its historical volatility as the Company determined that, based on the Company’s trading history of two years, there was sufficient data available to begin using its historical volatility.

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

The Company follows the guidance set forth within ASC Topic 740, Income Taxes (“ASC Topic 740”) which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense. As of December 31, 2015, and 2014, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that any uncertain tax positions would not have a material impact on its results of operations.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the year ended December 31, 2015 as their effect would be anti-dilutive.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The anti-dilutive shares of common stock outstanding for years ended December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
		(Revised)
Convertible debentures	14,408,041	-
Warrants	600,000	283,870
Convertible Notes	8,500,125	397,602
	23,508,166	681,472

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2- Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3- Inputs that are unobservable for the asset or liability.

TREASURY STOCK

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ (deficit) equity.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company has elected to adopt the requirements of ASU 2014-08 and the results of such adoption are presented within these consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern-Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities. This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds. ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in the consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the consolidated financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The Company early adopted the provisions of ASU 2015-03 during the year ended December 31, 2015. Refer to Note 4 Change in Accounting Principle for the effect of adopting ASU 2015-03 on the consolidated balance sheet as of December 31, 2014.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). When effective, ASU 2015-16 will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This new guidance is effective for the annual period ending after December 15, 2015, including interim periods within that fiscal year. The requirements of ASU 2015-16 are not expected to have a significant impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which is effective for public entities for annual reporting periods beginning after December 17, 2016. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The Company has elected to early adopt the requirements of ASU 2015-17 and the results of such adoption are presented within these consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The Company is currently evaluating the effects of ASU 2016-06 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The Company is currently evaluating the effects of ASU 2016-06 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). The amendments in ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products) (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Update 2014-16. The Company is currently evaluating the effects of ASU 2016-11 on its consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-12 on its consolidated financial statements.

RECLASSIFICATIONS

Certain 2014 activities and balances were reclassified as “discontinued operations” to conform to classifications used in the current period related to the sale of VaultLogix and its subsidiaries.

In addition, the following balances were reclassified to conform to the current presentation:

●	On the consolidated balance sheets – measurement period adjustments related to the in-process research and development associated with the RentVM acquisition. For further detail, refer to Note 5 Acquisitions and Disposals of Subsidiaries;

●	On the consolidated balance sheets – the Company adopted the provisions of ASU 2015-03. Refer to Note 4 Change in Accounting Principle, for the effect of the early adoption on the consolidated balance sheet as of December 31, 2014;

●	On the consolidated statement of cash flows – the statement of cash flows was revised to present the effect of the measurement period adjustments noted above on the Company’s cash flows as of December 31, 2014.

4.	CHANGE IN ACCOUNTING PRINCIPLE

As noted in Note 3 Summary of Significant Accounting Policies, the Company early adopted the provisions of ASU 2015-03 and has retroactively restated its consolidated balance sheet for the year ended December 31, 2014. During the year ended December 31, 2014, the Company had accounted for deferred loan costs associated with its term loans due to White Oak Global Advisors, LLC, the 12% convertible notes payable, GPB Life Science Holdings, LLC, and the promissory note holders as current assets within the Company’s consolidated balance sheet.

The following table is a summary of the effect of the adjustments on the consolidated balance sheet as of December 31, 2014:

	December 31, 2014
	As previously Filed	Adjustments	Revised
Current Assets:
Deferred loan costs	$1,278	$(1,278)	$-

Current Liabilities:
Term loans, current portion, net of debt discount	$8,387	$(1,278)	$7,109

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.	ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

Acquisition of IPC

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. The purchase price for the acquisition was paid as follows:

●	an aggregate of $12,510 was paid to two sellers;

●	a convertible promissory note was issued to Mr. Jadevaia in the original principal amount of $6,255 (the “Jadevaia Note”);

●	45,676 shares of the Company’s common stock was issued to Mr. Jadevaia or his designee(s);

●	5,886 shares of the Company’s common stock was issued to each of Messrs. Nahabedian and Graf or their respective designee(s); and

●	$941 and 47,080 shares of the Company’s common stock was placed in escrow to secure the sellers’ indemnification and certain other obligations under the purchase agreement.

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

On December 31, 2014, the Company and Mr. Jadevaia agreed to a modification of the Jadevaia Note. The maturity date of the note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Jadevaia 100,000 shares of common stock. At the time of modification, the Company recorded the stock payable as a current liability and related expense to loss on debt extinguishment in the amount of $292 on the consolidated statement of operations. The note remains outstanding as of June 17, 2016.

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

Acquisition of VaultLogix

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,365 in cash, (ii) 1,008,690 shares of the Company’s common stock and (iii) $15,627 in unsecured convertible promissory notes, as further described below. The closing payments were subject to customary working capital adjustments.

The promissory notes accrued interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes is payable on October 9, 2017. The promissory notes are convertible into shares of the Company’s common stock at a conversion price equal to $6.37 per share.

On a date when (i) the shares are freely tradeable without restriction or volume limitations under Rule 144, and (ii) the average closing price of the Company’s common stock is 105% or higher of the conversion price on the three (3) trading days immediately prior to such date, the Company may deliver notice to the holders of the promissory notes electing to convert some or all of the outstanding amounts owed under the promissory notes into common stock at the applicable conversion price. Additionally, if on or after the maturity date, (i) the Company is restricted or otherwise unable to pay in cash all outstanding amounts under the promissory notes, (ii) the promissory notes have not otherwise been paid in full within ten business days following the maturity date, or (iii) the Company is not at such time entitled to effect a forced conversion, then, in the event that both (i) and (iii) above apply, the Company, and in the event that both (ii) and (iii) above apply, the holders of the promissory notes, shall have the right to convert all outstanding amounts owing under the promissory notes into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the three trading days immediately preceding the date of such conversion. Refer to Note 11 Term Loans for additional detail.

During December 2015, the Company accepted an offer to sell its interests in VaultLogix and its affiliated entities, Data Protection Services, L.L.C. (“DPS”) and U.S. Data Security Acquisition, LLC (“USDSA”), to a third-party. Refer to Note 20 Discontinued Operations and Note 21 Subsequent Events for further information.

Effective as of December 1, 2014, VaultLogix completed the purchase of Axim Cloud assets. In consideration for the acquisition, at the closing the Company made a payment of $1,500 in shares of common stock and recorded contingent consideration of $1,872. Based on the purchase consideration and assets acquired, the Company recorded the following intangible assets: customer list of $100 and non-compete of $302. Goodwill of $2,922 was also recorded in connection with the purchase. The Company finalized all purchase price allocations related to the acquisition of Axim’s assets as of December 31, 2015. Based on the final analysis, the Company determined that no adjustments were necessary to the Axim purchase price allocations previously disclosed within its December 31, 2014 Form 10-K.

The purchase consideration for the 2014 acquisitions of IPC, RentVM and VaultLogix were calculated as follows:

	IPC	RentVM	VaultLogix
Cash	$13,451	$-	$15,365
Cash paid as a deposit	-	-	1,000
Common Stock, fair value	1,447	5,280	3,934
Contingent consideration	-	-	870
Convertible note	6,255	-	15,627
Note converted to stock	-	600	-
Total consideration	$21,153	$5,880	$36,796

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

	IPC	RentVM	VaultLogix
Current assets	$6,171	$104	$1,920
Goodwill	15,131	2,851	20,427
Intangible assets:
In-process research and development	-	4,000	-
Customer list / relationships	6,328	150	8,500
Trade names	478	40	900
Technology	-	-	3,200
Non-compete	1,602	88	800
Property and equipment	22	372	1,547
Other assets	56	4	-
Current liabilities	(4,570)	(169)	(498)
Deferred revenue, current portion	(586)	-	-
Deferred revenue, net of current portion	(284)	-	-
Deferred taxes	(3,195)	(1,560)	-
Total allocation of purchase consideration	$21,153	$5,880	$36,796

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

RentVM

During 2014, the Company did not record a deferred tax liability as the purchase accounting was not completed. When the Company completed the purchase accounting during the first quarter of 2015, the Company recorded a deferred tax liability of $1,560.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The amount of revenues and loss of the acquired companies since the acquisition date included in the Company's consolidated statements of operations are as follows:

2014 Acquisitions

	IPC	RentVM
Revenues	$22,852	$108

Loss	$(6,532)	$(1,286)

Due to the sale of certain assets of the Company’s former VaultLogix subsidiary in February 2016, and its classification as discontinued operations on the Company’s consolidated statement of operations as of December 31, 2015, the results of operations of VaultLogix are not reflected within this table.

NOTES PAYABLE - CONTINGENT CONSIDERATION

The Company has issued contingent consideration in connection with the acquisitions the Company completed during the years ended December 31, 2014, 2013 and 2012. The following describes the contingent consideration arrangements.

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

During the year ended December 31, 2014, contingent consideration of $1,763 related to the AWS acquisition was settled by issuing common shares with a fair market value of $2,545. As of December 31, 2014, the Company determined that, based on the results of AWS since the date of acquisition, AWS would not meet all EBITDA adjustment amounts and, as a result, the fair value of the contingent consideration was adjusted to $500. The Company recorded this adjustment as a gain on fair value of contingent consideration of $2,087 in its consolidated statement of operations. During the year ended December 31, 2015, the Company issued 252,525 shares of common stock, with a fair value of $500, to the former owners of AWS for the final payment of contingent consideration owed per the purchase agreement, which was recorded within stock compensation expense on the consolidated statement of operations.

VaultLogix: As additional consideration, the Company agreed to provide the VaultLogix sellers certain price protection. If the closing price per share of the Company’s common stock 180 days after the closing was less than 90% of $16.50, as adjusted for any stock splits, dividends, recapitalizations, or similar transactions, then the Company was required to issue additional shares of common stock. Additionally, the adjusted closing price for purposes of the calculation could not be less than $12.50 per share. As such, the price protection of $870 was recorded as a liability on the Company’s balance sheet. During the year ending December 31, 2015, the Company issued 223,031 shares of common stock, with a fair value of $651, to the former owners of VaultLogix for the final payment of contingent consideration owed per the purchase agreement.

On December 1, 2014, VaultLogix acquired the assets of Axim. As part of this acquisition, the Company agreed to (1) an additional payment equal to 2X the EBITDA increase for the twelve months beginning on January 1, 2015 and concluding March 31, 2015 and (2) an additional payment equal to 2.5X the EBITDA increase over the first year EBITDA calculated as of the March 31, 2015 for the period beginning on April 1, 2015 and concluding on March 31, 2016. The Company determined the fair value of the contingent consideration to be $1,873 at the date of acquisition, which also approximated the value of the contingent consideration as of December 31, 2014. During the year ended December 31, 2015, the Company determined that, based on the results of the third-party entity since the date of acquisition, the third-party would not meet all EBITDA adjustment amounts and, as a result, the fair value of the contingent consideration was adjusted to zero. The Company recorded this adjustment as a gain on fair value of contingent consideration of $1,873 on its consolidated statement of operations as of December 31, 2015.

6.	PROPERTY AND EQUIPMENT, NET

At December 31, 2015 and 2014, property and equipment consisted of the following:

	December 31,
	2015	2014
		(Revised)
Vehicles	$777	$761
Computers and Office Equipment	905	561
Equipment	605	885
Software	171	171
Total	2,458	2,378
Less accumulated depreciation	(1,799)	(1,571)

Property and equipment, net	$659	$807

Depreciation expense for the years ended December 31, 2015 and 2014 was $352 and $359, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the years ended December 31, 2015 and 2014 resulting from the above-described acquisitions by the Company of its operating segments.

	Applications and Infrastructure	Professional Services	Managed Services	Cloud Services	Total
Balance December 31, 2013	$6,596	$10,474	$-	$-	$17,070

Acquisitions	310	152	20,842	2,922	24,226

Purchase price allocation adjustment	-	-	(2,440)	-	(2,440)

Impairment charge	-	(1,369)	-	-	(1,369)

Balance December 31, 2014	$6,906	$9,257	$18,402	$2,922	$37,487

Impairment Charge	-	-	(10,907)	(2,005)	(12,912)

Balance December 31, 2015	$6,906	$9,257	$7,495	$917	$24,575

Intangible Assets

The following table summarizes the Company’s intangible assets as of December 31, 2015 and 2014:

		December 31, 2015					December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Reclassification	Impairment Charge	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Revaluation Period Adjustment	Net Book Value

Customer relationship and lists	7-10 yrs	$14,551	$(4,807)	$-	$-	$9,744	$15,770	$(2,699)	$(1,219)	$-	$11,852
Non-compete agreements	2-3 yrs	2,723	(1,711)	-	(699)	313	2,723	(1,010)	-	-	1,713
Purchased software	16 years	-	(371)	4,000	-	3,629	-	-	-	-	-
In-process research and development		4,000	-	(4,000)	-	-	-	-	-	4,000	4,000
URL's	Indefinite	8	-	-	-	8	10	-	(2)	-	8
Trade names	1 Year	59	(49)	-	(10)	-	59	(4)	-	-	55
Trade names	Indefinite	3,178	-	-	-	3,178	4,349	-	(1,171)	-	3,178

Total intangible assets		$24,519	$(6,938)	$-	$(709)	$16,872	$22,911	$(3,713)	$(2,392)	$4,000	$20,806

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

During the second quarter of 2014, the Company began experiencing declines in revenues within the professional services operating segment due to delays in work from a significant customer. The delays continued into the third quarter of 2014 when it became apparent that anticipated revenue and profitability trends within the Company’s professional services operating segment were not being achieved to the extent forecasted. The Company updated the forecast for the professional services segment, of which ADEX is a reporting unit, based on the most recent financial results and best estimates of future operations. The updated forecast reflected slower growth in revenues and lower margins for the professional services segment due to lower demand from customers.

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

During the third quarter of 2015, the Company noted a trend whereby actual revenues and margins were not in line with forecasted revenues and margins within the managed services segment. The Company updated the forecast for the managed services segment, of which IPC comprises a majority of the reporting unit, based on the most recent financial results and best estimates of future operations. The updated forecast reflects slower growth in revenues and lower margins for the managed services segment due to lower demand from customers.

As of October 1, 2015, the Company performed the two-step goodwill and indefinite lived impairment process and determined that the managed services operating segment failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $11,582 related to the managed services reporting segment, of which $675 related to intangible assets and $10,907 related to goodwill.

During the first quarter of 2016, the Company disposed of its VaultLogix, DPS and USDSA subsidiaries. As a result of this disposal, the Company performed a two-step goodwill and indefinite lived impairment process as of December 31, 2015 on its cloud services segment. The Company determined that the remaining reporting unit within this segment, the Company’s Axim subsidiary, forecasted revenues and margins would change based on the sale of VaultLogix, DPS and USDSA. The Company updated the forecast for the cloud services segment based on the most recent financial results and best estimates of future operations. The updated forecast reflects slower growth in revenues and lower margins for the cloud services segment due to lower demand from customers.

As of December 31, 2015, the Company performed the two-step goodwill and indefinite lived impairment process and determined that the cloud services operating segment failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $2,039 related to the cloud services reporting segment, of which $34 related to intangible assets and $2,005 related to goodwill.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $3,225 and $2,993 for the years ended December 31, 2015 and 2014, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2016	$1,593
2017	1,544
2018	1,540
2019	1,485
2020	1,465
Thereafter	6,059
Total	$13,686

8.	ACCRUED EXPENSES

As of December 31, 2015 and 2014, accrued expenses consisted of the following:

	December 31,
	2015	2014
		(Revised)
Accrued interest	$4,245	$2,831
Accrued trade payables	3,868	2,769
Accrued compensation	2,679	3,624
	$10,792	$9,224

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities of the Company are required to be recorded at fair value either on a recurring or non-recurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction based on market participants. The following section describes the valuation methodologies that the Company used to measure, for disclosure purposes, its financial instruments at fair value.

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company's debt, as of December 31, 2015 and December 31, 2014 was estimated at $58,613 and $57,921, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level of the debt would be considered as Level 2.

Contingent Consideration

The fair value of the Company’s contingent consideration is classified as Level 3 and is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration at initial acquisition date and at each subsequent reporting period. The fair value of contingent consideration is measured at each reporting period and adjusted as necessary. The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

Derivative Warrant Liabilities and Convertible Features

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Footnote 12 Derivative Instruments for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company’s financial instruments carried at fair value at December 31, 2015 and 2014 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
Liabilities:
Derivative features related to convertible debentures	$-	$-	$408
Long-term warrant derivatives	-	-	22
Long-term derivative features related to convertible debentures	-	-	17,108

Total liabilities at fair value	$-	$-	$17,538

	December 31, 2014
Liabilities:		(Revised)
Warrant derivatives	$-	$-	$18
Derivative features related to convertible debentures	-	-	980
Long-term warrant derivatives	-	-	875
Contingent consideration	-	-	2,725
Long-term contingent consideration	-	-	823
Issuance of option shares	-	-	536

Total liabilities at fair value	$-	$-	$5,957

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2015 and 2014.

Amount
Balance as of January 1, 2014	$26,007

Change in fair value of warrant derivative	(3,891)
Change in fair value of derivative features related to convertible debentures	(21,881)
Warrant derivatives fair value and fair value of conversion feature on date of issuance	10,003
Change in fair value of contingent consideration	(1,782)
Settlement of Series E warrants	(900)
Fair value of option shares on date of issuance	536
Settlement of contingent consideration	(3,542)
Fair value of long-term consideration recorded at date of acquisition	1,696
Fair value of contingent consideration recorded at date of acquisition	1,046
Adjustment of derivative liability upon conversion of debt	(1,829)
Reclassification of 31 Group debt discount	184
Revaluation of warrants for related-party debt	310
Balance December 31, 2014	5,957

Change in fair value of warrant derivative	(348)
Change in fair value of derivative features related to convertible debentures	9,748
Settlement of contingent consideration	(1,307)
Change in fair value of contingent consideration	(2,243)
Fair value of conversion feature on date of issuance	4,727
Fair value of net settlement of accounts payable	721
Reclassification of options to equity	(536)
Reclassification of derivative warrants to equity	(546)
Adjustment of derivative liability pursuant to exchange agreement	23
Fair value of lender default premium derivative on date of issuance	724
Adjustment of net settlement of accounts payable derivative due to cancellation of shares and warrants	80
Payment of accounts payable related to net settlement of accounts payable derivative liability	(225)
Fair value of net settlement of accounts payable	(594)
Adjustment of derivative liability upon extinguishment of debt	109
Fair value of derivative features related to Promissory Note tranche 1	164
Fair value of derivative features related to Promissory Note tranche 2	205
Fair value of derivative features related to Promissory Note tranche 3	109
Fair value of derivative features related to Promissory Note	148
Fair value of option to pay in stock	622

Balance December 31, 2015	$17,538

10.	BANK DEBT

As of December 31, 2015 and 2014, bank debt consisted of the following:

	December 31,
	2015	2014
		(Revised)
Installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicles, maturing July 2016	$3	$9

Five lines of credit, monthly principal and interest, ranging from $0 to $1, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing July 2016	128	296
	131	305
Less: Current portion of bank debt	(131)	(252)

Long-term portion of bank debt	$-	$53

At December 31, 2015 and 2014, there were no covenants related to the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The interest expense associated with the bank debt during the years ended December 31, 2015 and 2014 amounted to $11 and $30, respectively. The weighted average interest rate on bank debt during the years ended December 31, 2015 and 2014 was 8.4% and 9.9%, respectively.

11.	TERM LOANS

At December 31, 2015 and 2014, term loans consisted of the following:

	December 31,
	2015	2014
		(Revised)
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$3	$3

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, due November 2016	106	106

Promissory notes, 12% interest, unsecured, matured in July 2015	-	30

12% convertible note payable, net of debt discount of $485, matured in June 2015	-	1,846

Promissory note issued to Mark Munro 1996 Remainder UniTrust, 3% interest, converted to shares in July 2015, unsecured	-	575

Term loan, White Oak Global Advisors, LLC, maturing in October 2017, interest of 12% with 2% paid-in-kind interest, net of debt discount of $366 and $745, respectively (refer to Note 20 Subsequent Events for an additional explanation on the extension of the term loan to February 2019)	10,938	12,516

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, 12% interest, unsecured, net of debt discount of $44, was to mature in November 2015	-	956

Promissory note, 12% interest, unsecured, maturing in May 2016, net of debt discount of $9	748	-

12% senior convertible note, unsecured, maturing in January 2017, net of debt discount of $507	1,599	-

12% senior convertible note, unsecured, maturing in November 2016, net of debt discount of $173	352	-

12% senior convertible note tranche 1, unsecured, maturing in January 2016, net of debt discount of $15	235	-

12% senior convertible note tranche 2, unsecured, maturing in February 2016, net of debt discount of $80	253	-

12% senior convertible note tranche 3, unsecured, maturing in March 2016, net of debt discount of $55	445	-

Bridge loan agreement, 12% interest, unsecured, net of debt discount of $981, matured in June 2015	-	3,019

10% senior secured convertible debenture, maturing in June 2017, net of debt discount of $4,179	3,321	-

12% convertible note, unsecured, maturing in January 2017, net of debt discount of $107	419	-
	34,045	34,677
Less: Current portion of term loans	(3,787)	(7,109)

Long-term portion term loans, net of debt discount	$30,258	$27,568

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Future annual principal payments are as follows:

Year ending December 31,
2016	$4,589
2017	23,643
2018	-
2019	11,305
Total principal payments	$39,537

The interest expense, including amortization of debt discounts, associated with the term loans payable in the years ended December 31, 2015 and 2014 amounted to $5,230 and $7,313, respectively.

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

Promissory Notes to the Mark Munro 1996 Charitable Remainder UniTrust

On January 1, 2014, the outstanding principal amount of the loans from a related party, MMD Genesis LLC, was restructured and, in lieu thereof, the Company issued a note to the Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $275 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016.

On May 7, 2014, the Company issued a promissory note to the Mark Munro 1996 Charitable Remainder UniTrust in the principal amount of $300 that bore interest at the rate of 18% per annum and was to mature on March 31, 2016.

On February 10, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $100 principal amount of its January 1, 2014 note into 42,553 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Equity, for further detail.

On February 25, 2015, the Company restructured the terms of certain related-party notes (refer to Note 18, Related Parties, for further detail) and the Mark Munro 1996 Charitable Remainder UniTrust in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to the Mark Munro 1996 Charitable Remainder UniTrust in the aggregate principal amount of $300 had the interest rates reduced from 18% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018; and

●	notes issued to the Mark Munro 1996 Charitable Remainder UniTrust in the aggregate principal amount of $175 had the interest rates reduced from 12% to 3% per annum and the maturity dates extended from March 31, 2016 to January 1, 2018.

In consideration for such restructuring, the Company issued to the Mark Munro 1996 Charitable Remainder UniTrust 89,900 shares of common stock which resulted in a loss on extinguishment of debt of $220 on the consolidated statement of operations.

During June 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $25 of principal amount of notes payable and related accrued interest into 8,306 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Equity, for further detail.

On July 21, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted the remaining $450 principal amount and related accrued interest of $5 of its promissory note into 219,820 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Equity, for further detail.

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

As of December 31, 2015 and 2014, there was no amount outstanding under the related party revolving line of credit.

Term Loan - MidMarket Capital

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

Pursuant to the MidMarket Loan Agreement, the Company issued warrants to the lenders, which entitle the lenders to purchase a number of shares of common stock equal to 10% of the fully-diluted shares of the common stock of the Company on the date on which the warrants first became exercisable, which was December 6, 2012. Refer to Note 12 Derivative Instruments for further detail on the MidMarket Loan Agreement Warrants.

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

On April 18, 2014, the Company amended the agreement to provide for the issuance of additional consideration to the Assignees in lieu of the issuance of additional shares to satisfy such adjustment requirement. On the date of the elimination of debt, the fair value of the Company’s common stock was $11.87, resulting in the total fair value of shares issued of $14,011. On that date, the principal amount of debt outstanding was $12,025, resulting in a loss on extinguishment of debt of $1,986. As a result of the extinguishment of the MidMarket Loans, the Company also recorded a loss on extinguishment of debt of $2,504 as a result of accelerated amortization of deferred financing costs and debt discounts. Please refer to Footnote 12 Derivative Instruments for further explanation.

On December 31, 2014, the Company used the Black Scholes pricing method to determine the fair value of the derivative liability of the warrants on that date and, on December 31, 2015, a binomial pricing model to determine the fair value of the derivative liability of the warrants on that date. Please refer to Footnote 12 Derivative Instruments for further explanation.

Interest expense on the MidMarket Loan was $291 for the year ended December 31, 2014.

Term Loan - White Oak Global Advisors

On October 9, 2014, the Company’s former wholly-owned subsidiary, VaultLogix, entered into a loan and security agreement with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, DPS, USDSA and U.S. Data Security Corporation (“USDSC”) as guarantors, pursuant to which, VaultLogix received a term loan in an aggregate principal amount of $13,261. Interest on the term loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate (as defined), as adjusted as of each Libor Index Adjustment Date (as defined) and (ii) 1.00% per annum; plus (b) 1100 basis points per annum. The LIBOR Index Rate was 1.0896 and 0.6044 as of December 31, 2015 and 2014, respectively; however this did not exceed the 12% stated rate as defined in item (ii) above.

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

The term loan is subject to certain affirmative and negative covenants that are tested at the end of each fiscal quarter. The Company was in compliance with all covenants as of December 31, 2015 and 2014.

Principal of $11,305 and $13,261 remained outstanding as of December 31, 2015 and 2014, respectively. On February 17, 2016, the Company entered into a securities exchange agreement whereby the obligations to White Oak Global Advisors, LLC have been satisfied. Refer to Note 21, Subsequent Events, for further detail.

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

As of December 31, 2015, the Company had not forced any conversions.

ICG Term Loan

During April 2013, the Company entered into a purchase agreement (the "ICG Purchase Agreement") with ICG USA, LLC (“ICG”) pursuant to which the Company agreed to sell and ICG agreed to purchase, unsecured, convertible promissory notes in the aggregate principal amount of $1,725 for an aggregate purchase price of $1,500, at up to two separate closings. Pursuant to such agreement, on April 30, 2013, the Company issued to ICG a promissory note in the principal amount of $863 for a purchase price of $750, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note was to mature on the tenth trading day following the earlier of (i) the closing by the Company of a public offering of equity securities resulting in gross proceeds of at least $20,000 or (ii) any capital raise by the Company of at least $3 million. On November 5, 2013, the Company completed a capital raise of greater than $3,000 and, as a result, the note was no longer convertible into shares of the Company’s common stock.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Pursuant to the ICG Purchase Agreement, in August 2013, the Company issued to ICG a promissory note in the principal amount of $288 for a purchase price of $250, with the difference between the purchase price and the principal amount of the note representing an up-front interest payment in lieu of any additional interest on such note. This note was to mature on the thirtieth trading day following the earlier of the closing of any capital raise by the Company of at least $3,000 or October 26, 2013. On November 5, 2013, the Company completed a capital raise of greater than $3,000, and the note was no longer convertible into shares of the Company’s common stock.

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

Pursuant to the ICG Purchase Agreement, in connection with the issuance of the notes, ICG was also issued two warrants to purchase a number of common shares equal to fifty percent (50%) of the number of shares into which the note may be converted on the date of issuance of the note. Refer to Note 12 Derivative Instruments for further information on the ICG warrants.

12% Convertible Debentures

In December 2013, the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company issued to such investors convertible debentures in the original aggregate principal amount of $11,625 (the "Convertible Debentures") and an aggregate of 36,567 shares of its common stock for an aggregate purchase amount of $11,625. The Convertible Debentures matured on June 13, 2015 and bore interest at the rate of 12% per annum and were payable in accordance with an amortization schedule, with monthly payments that began on July 13, 2014 and ended on the final maturity date of June 13, 2015. At the Company’s election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments were payable by the issuance of shares of the Company’s common stock at a price per share equal to the lesser of (i) the Conversion Price (as defined below) and (ii) 75% of the average of the VWAP (the daily volume weighted average price) of the Company’s common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

The Convertible Debentures were convertible into shares of the Company’s common stock at the election of the holder thereof at a conversion price (the “Conversion Price”) equal to the lesser of (i) $6.36, or (ii) 85% of the price per share of the Company’s common stock in the first underwritten public offering of not less than $10,000 of the Company’s equity securities (a “Qualified Offering”). The Conversion Price was subject to customary anti-dilution provisions. Notwithstanding the foregoing, the Convertible Debenture of a particular holder was not convertible if such conversion would have resulted in such holder owning more than 4.99% of the issued and outstanding shares of the Company’s common stock after such conversion.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company's common stock issued pursuant to the purchase agreement, which amount was amortized over the life of the Convertible Debentures. The Company also recorded a debt discount and a related derivative liability in the amount of $6,620 in connection with the embedded features of the Convertible Debentures, which amount was amortized over the life of the Convertible Debentures. Refer to Note 12 Derivative Instruments for further detail on the derivative liability.

Gross principal of $2,331 remained outstanding as of December 31, 2014. During June 2015, the Company issued shares of common stock for the required amortization payments of the Convertible Debentures. The final amortization payment was made in shares of common stock in June 2015, which repaid the final amount due under the Convertible Debentures. The Company then amortized the remaining debt discount and deferred loan costs of $84 related to the convertible feature to interest expense on the consolidated statement of operations as of December 31, 2015.

Promissory Note

The Company entered into a securities purchase agreement with an investor whereby the Company issued to the investor a demand promissory note, dated November 17, 2014, in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matured on the earlier of: (x) November 10, 2015 or (y) upon demand by the investor, which such demand could be made any time 150 days following the issuance of the note upon 30 days’ written notice to the Company; provided, that $60 of interest was guaranteed by the Company regardless of when the note was repaid. The Company could have redeemed the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium could be paid in cash or common stock at the option of the Company. The holder demanded repayment of the demand promissory note by May 16, 2015 and such note was converted on May 14, 2015 into 348,164 shares of the Company’s common stock. The Company recorded the conversion as a loss on conversion of debt of $264 on the consolidated statement of operations during the year ended December 31, 2015.

On May 14, 2015, the Company entered into a securities purchase agreement with the investor whereby the Company issued a term promissory note in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matured at the earlier of: (x) May 14, 2016 or (y) upon demand by the investor, which such demand be made any time 170 days following the issuance of the note upon 10 days’ written notice to the Company; provided, that $60 of interest was guaranteed by the Company regardless of when the note was repaid. The Company could have redeemed the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) an additional 10% of the outstanding principal amount (the “Redemption Premium”), plus (iii) any accrued and unpaid interest on the note. The Redemption Premium could have been paid in cash or common stock at the option of the Company. If common stock of the Company was used to pay the Redemption Premium, then such shares had to be delivered by the third business day following the maturity date, or date of demand, as applicable, at a mutually agreed upon conversion price by both parties.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On August 6, 2015, the Company amended the May 14, 2015 term promissory note to increase the principal amount of the note to $1,060 and modify the terms of the promissory note to allow for the investor to convert the note into shares of the Company’s common stock. The term promissory note was amended and is now convertible into shares of the Company’s common stock at the election of the investor at a conversion price equal to $2.00 per share, subject to certain adjustments.

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matures on January 6, 2017. At the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. The investor may elect to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 12 Derivative Instruments for further detail on the derivative features associated with the August 6, 2015 convertible note.

On November 12, 2015, the Company entered into a securities purchase agreement with the investor whereby the Company issued a senior convertible note, for cash proceeds of $500, in the original principal amount of $525. The note has a term of one year, bears interest at the rate of 12% per annum and, at the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $1.75 per share, subject to adjustment as set forth in the note. The note shall amortize in twelve bi-weekly installments beginning on the six month anniversary of the note’s issuance. Amortization payments may be made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such amortization payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the amortization conversion rate, which is equal to the lower of (x) $1.75 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes the issuances, exchanges and amortization payments made related to the promissory notes from January 1, 2014 through December 31, 2015:

Date of Issuance	November 17, 2014	May 14, 2015	August 6, 2015	November 12, 2015	November 13, 2015	November 27, 2015	December 11, 2015	Total Principal

Principal Amount	$1,000	$1,000	$2,105	$525	$500	$500	$500

November 17, 2014 - Issuance	$1,000	$-	$-	$-	$-	$-	$-	$-

Principal balance at December 31, 2014	1,000	-	-	-	-	-	-	1,000

May 14, 2015 - Conversion to common stock	(1,000)	-	-	-	-	-	-	(1,000)
May 14, 2015 - Issuance		1,000	-	-	-	-	-	1,000
August 6, 2015 - Amendment	-	60	-	-	-	-	-	60
August 6, 2015 - Issuance	-	-	2,105	-	-	-	-	2,105
November 12, 2015 - Issuance	-	-	-	525	-	-	-	525
November 13, 2015 - Exchange of GPB Life Science Holdings, LLC note	-	-	-	-	500	-	-	500
November 20, 2015 - Amortization payment	-	(151)	-	-	-	-	-	(151)
November 23, 2015 - Amortization payment	-	-	-	-	(83)	-	-	(83)
November 27, 2015 - Exchange of GPB Life Science Holdings, LLC note	-	-	-	-	-	500	-	500
December 1, 2015 - Amortization payment	-	(151)	-	-	-	-	-	(151)
December 7, 2015 - Amortization payment	-	-	-	-	(83)	-	-	(83)
December 11, 2015 - Exchange of GPB Life Science Holdings, LLC note	-	-	-	-	-	-	500	500
December 14, 2015 - Amortization payment	-	-	-	-	-	(83)	-	(83)
December 21, 2015 - Amortization payment	-	-	-	-	(83)	-	-	(83)
December 28, 2015 - Amortization payment	-	-	-	-	-	(83)	-	(83)

Principal balance at December 31, 2015	$-	$758	$2,105	$525	$251	$334	$500	$4,473

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The amortization payments noted within the table above were paid in shares of the Company’s common stock. Further detail on the amortization payments can be found within Footnote 16, Stockholder’s Equity.

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

On December 31, 2014, the Company entered into a Bridge Financing Agreement with GPB Life Science Holdings, LLC of which the proceeds were used to repay the remaining $1,500 principal balance on the convertible note payable to the 31 Group, LLC. Refer to the Bridge Financing - GPB Life Science Holdings, LLC section of this note for further detail.

Refer to Note 12 Derivative Instruments for further detail on the warrants issued in conjunction with the 31 Group convertible note.

Bridge Financing - GPB Life Science Holdings, LLC

The Company entered into a bridge financing agreement, effective as of December 3, 2014, with GPB Life Science Holdings, LLC, whereby the Company issued to the investor for gross proceeds of $2,375 (i) a senior secured note, dated December 3, 2014, in the aggregate principal amount of $2,500 with interest accruing at the rate of 12% per annum and (ii) a four-year warrant, dated December 3, 2014, exercisable for up to 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The note matured upon the earlier of: June 1, 2015 or (y) the date of a Major Transaction (as defined in the purchase agreement). In addition, upon maturity of the note, the Company was required to pay the investor additional interest in cash, which interest was to accrue over the term of the note at the rate of 4% per annum. The note was secured by (i) a first priority security interest in and to all Accounts Receivable (as defined in the purchase agreement) of the Company and its subsidiaries, except those of VaultLogix, and (ii) a first priority security interest and lien on all Collateral (as defined in the purchase agreement) of the Company and its subsidiaries, which lien and security interest was to go into effect at such time as White Oak Global Advisors, LLC (“White Oak”) released (or was deemed to have released pursuant to the applicable documents between it and the Company), its liens and security interest on any collateral of the Company and the Company’s obligation to grant, pledge or otherwise assign a lien in favor of White Oak was terminated (pursuant to the applicable documents between White Oak and the Company). Refer to Note 12 Derivative Instruments for further detail on the warrant to purchase 250,000 shares of common stock.

On December 31, 2014, pursuant to the bridge financing agreement, the Company issued to the investor an additional note in the principal amount of $1,500 for a purchase price of $1,425 with interest accruing at the rate of 12% per annum. The Company used the proceeds of this additional financing to repay the convertible note payable to 31 Group, LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. Refer to Note 12 Derivative Instruments for further detail on the warrant to purchase 150,000 shares of common stock.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In conjunction with Amendment No. 1 to the bridge financing agreement, the Company incurred legal and placement fees of $209 and recorded this amount as a debt discount that will be amortized to interest expense on the consolidated statement of operations.

The Company accounted for Amendment No. 1 to the bridge financing agreement in accordance with ASC 470-50, Debt – Modifications and Extinguishments (“ASC Topic 470-50”). In accordance with ASC Topic 470-50, the Company extinguished the December 3, 2014 and December 31, 2014 bridge financing senior secured convertible notes in the amounts of $2,500 and $1,500, respectively, and recorded a new bridge financing senior secured convertible note in the amount of $6,020 on the balance sheet as of May 15, 2015. The fair value of the Amendment No. 1 senior secured convertible note was $6,020, which was an amount in excess of the face value of the $6,000 senior secured convertible note and as such, the Company recorded the fair value of the lender’s conversion feature of the note of $1,023 to additional paid-in capital on the balance sheet and a related loss on debt extinguishment of $847 on the consolidated statement of operations. In addition, the Company used a Monte-Carlo simulation to fair-value the lender’s default premium option and recorded a derivative liability of $22 to debt discount on the consolidated balance sheet as of May 15, 2015.

On August 12, 2015, the Company and GPB Life Science Holdings, LLC entered into Amendment No. 2 to the original bridge financing agreement, dated December 3, 2014, whereby the Company and GPB Life Science Holdings, LLC agreed to (i) reduce the conversion price of the notes from $3.75 to $2.00 per common share, (ii) amend and restate the prior warrants and additional warrants to reduce the exercise price from $3.75 to $2.00 per warrant share, (iii) increase the number of amortization payment dates and reduce the amortization payments to $563, and (iv) permit the Company to make the amortization payments in shares of the Company common stock converted from any of the prior notes or the new notes. The conversion price for the shares of the Company’s common stock used to make an amortization payment shall be the lesser of (i) $2.00 and (ii) 75% of the average of the volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment. Refer to Note 12 Derivative Instruments for further detail on the reduction of the conversion price, amendment and restatement of the warrants.

The Company accounted for Amendment No. 2 in accordance with ASC 470-50. In accordance with ASC Topic 470-50, the Company modified the May 15, 2015 Amendment No. 1 bridge financing senior secured convertible note in the amount $6,020. In conjunction with this transaction, the Company modified the terms of the equity warrants to reduce the conversion price from $3.75 to $2.00 per share of the Company’s common stock. Refer to Note 12 Derivative Instruments for further detail on the reduction of the conversion price of the warrants.

On November 12, 2015, the Company entered into an exchange agreement with the investor (as noted above in the Promissory Notes section of this footnote) whereby the Company exchanged a portion of the senior secured note originally issued by the Company to GPB Life Science Holdings, LLC on December 3, 2014 and subsequently assigned to the investor, for new senior convertible notes, in three tranches of $500 for a total principal amount of $1,500.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company accounted for the exchange in accordance with ASC 470-50. In accordance with ASC Topic 470-50, the Company extinguished each tranche exchanged and recorded a new note to the investor. For Tranche 1, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 1 and recorded a loss on extinguishment of $8 on the consolidated statement of operations as of November 13, 2015. For Tranche 2, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 2 and recorded a gain on debt extinguishment of $92 on the consolidated statement of operations as of November 27, 2015. For Tranche 3, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 3 and recorded a gain on debt extinguishment of $237 on the consolidated statement of operations as of December 11, 2015.

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

The Company accounted for the payment of $2,300 principal amount outstanding (as noted in item (i) above) to GPB Life Science Holdings, LLC in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished $2,300 of the note payable to GPB Life Science Holdings, LLC, removed the existing derivative liability related to the maturity date feature of $31, reduced the beneficial conversion feature of $139 which was recorded in additional paid in capital, reduced accrued interest on the notes of $199, paid $25 in legal fees, and paid interest of $419. In addition, the Company amended the warrants attached to the GPB Life Science Holdings, LLC convertible debentures (refer to Note 12 Derivative Instruments for additional detail). The Company recorded a gain on debt extinguishment of $131 on the consolidated statement of operations as of December 29, 2015.

On December 29, 2015 GPB Life Science Holdings, LLC converted $1,500 of principal amount outstanding (as noted in item (iii) above). Refer to Note 16 Stockholders’ Equity for additional detail on this transaction.

The following table summarizes the issuances, amendments, conversions, assignments, and cash payments made related to the GPB Life Science Holdings, LLC bridge financing notes from January 1, 2014 through December 31, 2015:

	Principal Amount	Fair Value
	of Notes	of Notes

December 3, 2014 - Issuance	$2,500	$2,500
December 31, 2014 - Issuance	1,500	1,500

Principal balance at December 31, 2014	4,000	4,000

May 15, 2015 - Extinguishment of the December 3, 2014 and December 31, 2014 issuances	(4,000)	(4,000)
May 15, 2015 - Amendment No. 1	6,000	6,020
October 26, 2015 - Conversion into shares of the Company's common stock	(200)	(200)
November 3, 2015 - Conversion into shares of the Company's common stock	(200)	(200)
November 13, 2015 - Extinguishment per exchange of $500 Tranche 1 to investor	(500)	(505)
November 13, 2015 - Conversion into shares of the Company's common stock	(200)	(200)
November 25, 2015 - Conversion into shares of the Company's common stock	(100)	(100)
November 27, 2015 - Extinguishment per exchange of $500 Tranche 2 to investor	(500)	(473)
December 11, 2015 - Extinguishment per exchange of $500 Tranche 3 to investor	(500)	(537)
December 29, 2015 - Repayment of principal in cash	(2,300)	(2,305)
December 29, 2015 - Conversion into shares of the Company's common stock	(1,500)	(1,500)

Principal balance at December 31, 2015	$-	$-

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Smithline Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 12 Derivative Instruments for further detail on the derivative features associated with the Richard Smithline convertible note.

Principal of $526 remained outstanding as of December 31, 2015.

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture

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

Principal of $7,500 remained outstanding as of December 31, 2015.

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

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding at December 31, 2015 and 2014.

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

On December 31, 2015, the Company used a binomial pricing model and on December 31, 2014, the Company used the Black-Scholes pricing method to determine the fair value of the warrants on those dates and determined the fair value was $21 and $212, respectively. The Company recorded the change in the fair value of the derivative liability as a gain in fair value of derivative liability for the years ended December 31, 2015 and 2014 of $191 and $3,168, respectively.

On September 17, 2015, the third anniversary date of the warrants, the Company failed to comply with the Minimum Adjusted EBITDA provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2017. As a result of this extension, the Company revalued the warrants and recorded a gain of $41 within loss on fair value of derivative instruments within the Company’s statement of operations.

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

On April 15, 2014, the Company entered into an amendment to the Exchange Agreement, due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group LLC. The warrants are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act, the exercise period of the warrants will be reduced to two years. On April 15, 2014, the day the warrants were issued, the Company recorded a derivative liability in the amount of $416. The amount was recorded as a loss on extinguishment of debt. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the fair value of the warrants issued.

On April 7, 2015, the Company entered into an Exchange Agreement (“31 Exchange Agreement”) with 31 Group LLC, whereby the Company exchanged the April 15, 2014 warrants for a new warrant. Please refer to the 31 Group, LLC April 2015 Warrants section of this footnote for further detail on the new warrant.

On December 31, 2015, the Company used a binomial lattice pricing model and, as of December 31, 2014, the Black-Scholes pricing method, to determine the fair value of the derivative liability relating to the April 15, 2014 warrants on that date, and determined the fair value was nominal and $74, respectively. The Company recorded the change in the fair value of the derivative liability for the years ended December 31, 2015 and 2014 as a gain of $41 and $342, respectively, on the consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The fair value of the April 15, 2014 31 Group LLC warrants derivative at December 31, 2015 was calculated using a binomial lattice pricing model and, as of December 31, 2014, the Black-Scholes option pricing model, with the following factors, assumptions and methodologies:

	Year Ended December 31,
	2015	2014
		(Revised)

Fair value of Company’s common stock	$1.00	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price per share	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.7 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	0.86%	0.46%

The fair value of the April 15, 2014 Dominion Capital, LLC warrants derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31,
	2015	2014
		(Revised)

Fair value of Company’s common stock	$1.00	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price per share	$7.25	$7.25
Estimated life	3.5 months	1.3 years
Risk free interest rate (based on 1-year treasury rate)	0.33%	0.46%

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

In December 2013, the Company agreed with the former holders of the Company’s Series E Preferred Stock to issue a fixed number of shares of common stock to satisfy these warrants. The Company obtained approval and agreement of such stockholders at December 31, 2013; however, the shares of common stock were not issued until January 2014, which resulted in a liability of $978, based on a Black-Scholes calculation, as of December 31, 2013. The Company recorded a gain on the derivative liability of $78 related to the issuance of shares in January 2014 that was recorded in the consolidated statement of operations in change in fair value of derivative instruments.

12% Convertible Debentures Convertible Feature

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company’s common stock issued pursuant to the purchase agreement, which amount was amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620, which amount was amortized over the life of the Convertible Debentures. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature. The Company recorded interest expense of $421 and $3,236 related to the amortization of the debt discount for the year ended December 31, 2015 and 2014, respectively.

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

The fair value of the embedded conversion feature of the Convertible Debentures at December 31, 2014 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2014
(Revised)
Principal amount	$2,331
Conversion price per share	$6.36
Conversion trigger price per share	$7.00
Risk free rate	0.12%
Life of conversion feature (in years)	0.45
Volatility	55%

During the quarter ended March 30, 2015, the Company used a Monte Carlo simulation to determine the fair value of the embedded conversion feature of the Convertible Debentures and determined the fair value of the embedded conversion feature to be de minimis. The Company recorded the change in fair value of the derivative liability as a gain in the condensed consolidated statement of operations of $180 for the year ended December 31, 2015.

During June 2015, the Company issued shares of common stock for the required amortization payments of the Convertible Debentures. The final amortization payment was made in shares of common stock in June 2015 which repaid the final amount due under the Convertible Debentures. The Company then amortized the remaining debt discount and deferred loan costs of $84 related to the convertible feature to interest expense on the consolidated statement of operations during the year ended December 31, 2015.

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

The fair value of the embedded conversion feature at the date of issuance was $8,860, which was recorded as a derivative liability on the consolidated balance sheet. The Company recorded a debt discount of $6,475 and a loss on debt discount of $2,385. The debt discount is being amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.

On October 22, 2014, the two convertible loan agreements were modified to reduce the initial conversion price of $6.36 to $3.93. As a result, the Company used a Monte Carlo simulation to determine the fair value on the date of modification. The fair value of the conversion feature of the Forward Investments, LLC loan on the date of modification was $910. The Company recorded the change in the fair value of the derivative liability as a loss on fair value of derivative instruments of $310.

On March 4, 2015, the Company and Forward Investments, LLC restructured certain promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 18, Related Parties, for further detail). The Company accounted for this restructuring of the promissory notes as a debt modification under ASC 470-50. As part of the modification, the Company analyzed the embedded conversion feature and recorded a loss on fair value of derivative instruments of $2,600 on the consolidated statement of operations.

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

On August 3, 2015, the Company and Forward Investments, LLC agreed to reset the conversion price of the convertible notes to $1.58 per share of the Company’s common stock. As a result, the Company used a Monte Carlo simulation to determine the fair value of the conversion features on the date of the agreement. On the date of the transaction, the fair value of the Forward Investments convertible notes conversion feature did not change and as such, no change in fair value of derivative instruments was recorded on the consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On October 26, 2015, the ratchet-down feature within the original agreement was triggered and the conversion price of the convertible notes was reset to $1.25 per share of the Company’s common stock. Prior to the triggering of the ratchet-down feature, the Company revalued the derivative and recorded a gain on fair value of derivative liabilities of $120 on the consolidated statement of operations. The Company then reduced the existing derivative liability related to the reset provision and recorded the change of $2,310 in the derivative liability value as a loss on change in fair value of derivative instruments on the consolidated statement of operations. On the date of the transaction, the fair value of the Forward Investments convertible notes conversion feature was $7,640, which was the value of the derivative liability as of October 26, 2015.

On December 29, 2015, the ratchet-down feature within the original agreement was triggered and the conversion price of the convertible notes was reset to $0.78 per share of the Company’s common stock. Prior to the triggering of the ratchet-down feature, the Company revalued the derivative and recorded a gain on fair value of derivative liabilities of $3,380 on the consolidated statement of operations. The Company then reduced the existing derivative liability related to the reset provision and recorded the change of $4,140 in the derivative liability value as a loss on change in fair value of derivative instruments on the consolidated statement of operations. On the date of the transaction, the fair value of the Forward Investments convertible notes conversion feature was $8,400, which was the value of the derivative liability as of December 29, 2015.

On December 31, 2015 and 2014 the fair value of the conversion feature of the Forward Investments, LLC loans was $13,534 and $800, respectively, which is included in derivative financial instrument at estimated fair value on the consolidated balance sheets. The year-to-date change in the fair value of the Forward Investments, LLC derivative liabilities was recorded as a loss in the consolidated statements of operations of $10,504 and a gain in the consolidated statements of operations of $8,370 as of December 31, 2015 and 2014, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2015				December 31, 2014
					(Revised)
Principal amount	$3,650	$390	$2,825	$4,373	$6,475

Conversion price per share before July 31, 2015	None	None	None	None	$6.36
Conversion price per share after July 31, 2015	None	None	None	None	$3.93
Conversion price per share after December 31, 2015	$0.78	$0.78	$0.78	$0.78	None
Conversion trigger price per share before July 31, 2015	None	None	None	None	$7.63
Conversion trigger price per share after July 31, 2015	None	None	None	None	$4.72
Risk free rate	1.93%	1.93%	0.49%	1.06%	0.12%
Life of conversion feature (in years)	6.0	6.0	0.5	2.0	0.5
Volatility	105%	105%	105%	105%	50%

August 6, 2015 Demand Promissory Note – Senior Convertible Note Embedded Features

On August 6, 2015, the Company entered into a senior convertible note agreement with an investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matures on January 6, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $524 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheet as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes and determined the fair value to be $339 and recorded a gain on fair value of derivative instruments of $185 on the consolidated statement of operations for the year ended December 31, 2015.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2015
Principal amount	$2,105

Conversion price per share	$1.25
Conversion trigger price per share	None
Risk free rate	0.69%
Life of conversion feature (in years)	1.10
Volatility	105%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

November 12, 2015 Demand Promissory Note – Senior Convertible Note Embedded Features

On November 12, 2015, the Company entered into a securities purchase agreement with an investor whereby the Company issued a senior convertible note, for cash proceeds of $500, in the original principal amount of $525. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 12, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $149 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes and determined the fair value to be $155 and recorded a loss on fair value of derivative instruments of $6 on the consolidated statement of operations for the year ended December 31, 2015.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2015
Principal amount	$525

Conversion price per share	$1.75
Conversion trigger price per share	None
Risk free rate	0.61%
Life of conversion feature (in years)	0.87
Volatility	105%

November 12, 2015 Exchange Agreement Tranches – Senior Convertible Note Embedded Features

On November 12, 2015, the Company entered into an exchange agreement with an investor whereby the Company exchanged a portion of the senior secured note originally issued by the Company to GPB Life Science Holdings, LLC on December 3, 2014 and subsequently assigned to the investor, for new senior convertible notes issued in three tranches of $500 for a total principal amount of $1,500. The notes have a term of one year, bear interest at 12% per annum, and are convertible into shares of the Company’s common stock at a conversion price equal to $1.25 per share, subject to adjustment as set forth in the notes.

On November 13, 2015, the Company issued to the investor the first tranche of senior secured notes in the principal amount of $500. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 13, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $164 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On November 27, 2015, the Company issued to the investor the second tranche of senior secured notes in the principal amount of $500. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 27, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $205 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On December 11, 2015, the Company issued to the investor the third tranche of senior secured notes in the principal amount of $500. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On December 11, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $109 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the three tranches of senior convertible notes and determined the fair value to be $57 related to tranche one, $78 related to tranche two, and $118 related to tranche three. The Company recorded gains on fair value of derivative instruments of $107 related to tranche one and $127 related to tranche two, and a loss on fair value of derivative instruments of $9 related to tranche three on the consolidated statement of operations for the year ended December 31, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2015
Principal amount	$250	$333	$500

Conversion price per share	$1.25	$1.25	$1.25
Conversion trigger price per share	None	None	None
Risk free rate	0.14%	0.14%	0.15%
Life of conversion feature (in years)	0.08	0.12	0.16
Volatility	105%	105%	105%

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

The fair value of the 31 Group Promissory Note warrant derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

Year Ended December 31,
2014
(Revised)

Fair value of Company’s common stock	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%
Exercise price per share	$7.25
Estimated life	2.5 years
Risk free interest rate (based on 1-year treasury rate)	0.89%

On April 7, 2015, the Company entered into an Exchange Agreement with 31 Group LLC, whereby the Company exchanged the July 1, 2014 warrants for a new warrant. Please refer to the 31 Group, LLC April 2015 Warrants section of this footnote for further detail on the new warrant.

31 Group, LLC October Warrants

Pursuant to the securities purchase agreement entered into with 31 Group LLC dated October 8, 2014, the Company issued a warrant, exercisable for up to 300,000 shares of common stock at an exercise price of $5.00 per share. The warrant expires on the date that is the earlier of (i) the later of (x) the fifteenth (15 th ) Trading Day after the date a registration statement registering all of the shares of the Company’s common stock underlying the warrants is declared effective by the SEC and (y) December 31, 2014, and (ii) such earlier date as set forth in a written agreement of the Company and 31 Group LLC; provided, that any such date shall be extended as set forth in the warrant. On October 8, 2014, when the warrant was issued, the Company recorded a derivative liability in the amount of $90. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the warrants issued. On December 31, 2014, the Company used the Black-Scholes option pricing method to determine the fair value of the warrants and derived an implied fair value of $18, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability as a gain in the consolidated statements of operations of $71.

The fair value of the 31 Group securities purchase agreement warrants derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

Year Ended December 31,
2014
(Revised)

Fair value of Company’s common stock	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%
Exercise price per share	$5.00
Estimated life	3 months
Risk free interest rate (based on 1-year treasury rate)	0.04%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On April 7, 2015, the Company entered into an Exchange Agreement with 31 Group LLC, whereby the Company exchanged the warrant previously issued to 31 Group LLC on October 8, 2014 for 1,146,977 shares of the Company’s common stock issued at $1.66 per share. The Company recorded the issuance of shares as a loss on exchange of shares of $1,904 on the consolidated statement of operations as of the transaction date. Please refer to the 31 Group, LLC April 2015 Warrants section of this footnote for further detail on the exchange agreement.

31 Group, LLC April 2015 Warrants

In April 2015, the Company exchanged two warrants previously issued to 31 Group LLC on April 15, 2014 and July 1, 2014 for two new warrants, each of which is identical to the previous warrants issued, except that the exercise price of such new warrants is $5.00 per share, subject to the adjustments noted within the 31 Exchange Agreement. Pursuant to the 31 Exchange Agreement, on July 1, 2015, the Company was obligated to pay 31 Group LLC a cash make-whole amount equal to the greater of (a) zero (0) and (b) the difference of (i) $5,175 less (ii) the product of (x) the Exchange Share Amount (as defined in the 31 Exchange Agreement) and (y) the quotient of (A) the sum of each of the 30 lowest daily volume weighted average prices of the Company’s common stock during the period commencing on, and including, April 8, 2015 and ending on, and including, June 30, 2015, divided by (B) 30. As part of the 31 Exchange Agreement, the registration rights agreement previously entered into between the Company and 31 Group LLC in October 2014 was terminated.

On April 7, 2015, the Company used the Black-Scholes pricing method, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $15 and $11, respectively.

On May 14, 2015, the Company and 31 Group, LLC entered into an amended agreement whereby the Company issued 100,000 shares of unregistered common stock of the Company to 31 Group, LLC in exchange for the termination of any obligation of the Company to pay the make-whole payment, as described in the 31 Group Exchange Agreement. The Company recorded a loss on exchange of shares of $353 in the consolidated statement of operations during the year ended December 31, 2015.

On December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the warrants and derived an implied fair value of zero and $2, respectively, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the year ended December 31, 2015 as a gain in the consolidated statements of operations of $48 and $31, respectively.

The fair value of the 31 Group, LLC April 2015 exchange agreement warrants derivative as of December 31, 2015 was calculated using a binomial lattice pricing model and, as of December 31, 2014, the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31, 2015
	April 15, 2014	July 1, 2014
	Warrant	Warrant
Fair value of Company’s common stock	$1.00	$1.00
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price per share	$5.00	$5.00
Estimated life	3.5 months	1.5 years
Risk free interest rate (based on 1-year treasury rate)	0.33%	0.86%

Bridge Financing Agreement Warrants

On December 3, 2014, the Company entered into a bridge financing agreement with GPB Life Science Holdings LLC, a third-party lender. Pursuant to the agreement, the Company issued a warrant entitling the lender to purchase 250,000 shares of common stock (the “GPB-1 warrant”). The GPB-1 warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. On December 1, 2014, when the GPB-1 warrant was issued, the Company recorded a derivative liability in the amount of $421. The amount was recorded as a debt discount and is being amortized over the original life of the related loan. On December 31, 2014, the Company used the Black-Scholes option pricing model to determine the fair value of the GPB-1 warrants and derived an implied fair value of $340, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability as a gain consolidated statements of operations of $81.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On December 24, 2014, the Company entered into a second bridge financing agreement with GPB Life Science Holdings LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock (the “GPB-2 warrant”). The GPB-2 warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. On December 24, 2014, when the GPB-2 warrant was issued, the Company recorded a derivative liability in the amount of $215. The amount was recorded as a debt discount and is being amortized over the original life of the related loan. The amount of the derivative liability was computed by using the Black-Scholes pricing model to determine the value of the GPB-2 warrants issued. On December 31, 2014, the Company used the Black-Scholes option pricing method to determine the fair value of the GPB-2 warrants and derived an implied fair value of $206, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability as a gain in the consolidated statements of operations of $9.

The fair value of the GPB Life Science Holdings LLC warrants derivative at the measurement date was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31, 2014
Instrument	December 3, 2014 Warrant	December 24, 2014 Warrant
Fair value of Company’s common stock	$2.92	$2.92
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price per share	$5.00	$5.00
Estimated life	3.9 years	4.0 years
Risk free interest rate (based on 1-year treasury rate)	1.38%	1.38%

During the quarter ended March 31, 2015, the Company re-evaluated the GPB Life Science Holdings LLC warrants issued on December 3, 2014 and December 24, 2014 and reclassified the warrants to additional paid-in capital within the consolidated balance sheet.

On May 15, 2015, the Company entered into Amendment No. 1 to the bridge financing agreement with GPB Life Science Holdings LLC. Pursuant to such amendment, the Company issued to the investor a new four-year warrant (the “GPB-3 warrant”), exercisable for up to 200,000 shares of the Company’s common stock, with an exercise price of $3.75 per share, subject to adjustment as set forth in such amendment; and a new four-year warrant (the “GPB-4 warrant”), exercisable for up to 50,000 shares of the Company’s common stock, with an exercise price of $3.93 per share, subject to adjustment as set forth in such amendment, and amended the exercise price of the prior warrants to $3.75 per share (as discussed in the next paragraph), subject to adjustment as set forth in such amendment. The Company evaluated the GPB-3 warrants and GPB-4 warrants issued in connection with such amendment and recorded the amount as a loss on debt extinguishment of $504 on the consolidated statement of operations as of May 15, 2015. The Company evaluated the warrants and determined that the warrants could be classified as a component of stockholders’ equity and as such, recorded the warrants within the common stock warrants line-item on the consolidated balance sheet as of May 15, 2015.

On May 15, 2015, the Company amended the GPB-1 warrants and GPB-2 warrants to reduce the exercise price from $5.00 per share to $3.75 per share of the Company’s common stock and to increase the term from 180 days to four years from the original issuance date of the warrants. Prior to such amendment, the Company utilized a Black-Scholes pricing model, which approximates a binomial lattice valuation methodology, to revalue the warrants to the then-current fair value and recorded a gain on debt extinguishment of $546 within the consolidated statement of operations on May 15, 2015. In connection with such amendment, the Company revalued the two existing warrants to reflect the new $3.75 exercise price and recorded a related loss on debt extinguishment of $771 on the consolidated statement of operations on May 15, 2015.

On September 14, 2015, the Company and GPB Life Science Holdings LLC agreed to revise Amendment No. 2 to the bridge financing agreement, which was originally entered into by the Company on August 12, 2015, as described in Note 11 Term Loans, to amend and restate the prior notes and the new note to reduce the conversion price of the prior note and the new note from $3.75 per share of the Company’s common stock to $2.00 per share, amend and restate the GPB-1 warrants, GPB-2 warrants, and GPB-3 warrants to reduce the exercise price of the warrants from $3.75 per warrant share to $2.00 per warrant share, increase the number of amortization payment dates and decrease the amortization payment, and to permit the Company to make amortization payments in shares converted from any of the prior notes or the new note. The conversion price for the conversion shares used to make an amortization payment shall be the lesser of $2.00 per share of the Company’s common stock or 75% of the average volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment. As part of Amendment No. 2, the GPB-4 warrants were cancelled.

In connection with such amendment, the Company revalued the GPB-1 warrants, GPB-2 warrants and GPB-3 warrants using a binomial lattice model and determined the fair value to be $616. The Company recorded a related gain on modification of warrants of $660 on the consolidated statement of operations on September 14, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On December 29, 2015, the Company entered into a conversion agreement with GPB Life Science Holdings, LLC pursuant to which, among other things, the Company agreed to reduce the exercise price of the GPB-1 warrants, GPB-2 warrants and GPB-3 warrants from $2.00 per share to $1.75 per share (refer to the Bridge Financing - GPB Life Science Holdings, LLC section of Note 11, Term Loans for additional information). Prior to the conversion agreement, the Company utilized a binomial lattice valuation methodology to revalue the warrants to the then-current fair value and recorded a loss on debt extinguishment of $358 within the consolidated statement of operations on December 29, 2015.

On December 29, 2015, the Company entered into an agreement with the JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB (Cayman) Waltham Ltd. a senior secured convertible debenture (as noted in Note 11 Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the GPB-1 warrants, GPB-2 warrants and GPB-3 warrants and revalued the warrants at the $1.75 conversion price and determined that the fair value of the warrants was $258, which is included in common stock warrants within the stockholders’ equity section on the consolidated balance sheet.

Bridge Financing Amendment No. 2 Feature

On September 14, 2015, as noted in Note 11, Term Loans, the Company evaluated Amendment No. 2 to the bridge financing agreement and determined that the embedded maturity date feature met the classification of an embedded derivative instrument. The Company used a Monte Carlo simulation on the date of issuance to record the fair value of the maturity date feature and ascribed a value of $75, which was recorded as a debt discount and related derivative liability on the consolidated balance sheet.

On December 29, 2015, the Company entered into an agreement with the JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB (Cayman) Waltham Ltd. a senior secured convertible debenture (as noted in Note 11 Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the maturity date feature prior to the payoff transaction and determined that the feature had a fair value of $31, which the Company recorded the change in fair value of $44 as a gain on change in fair value of derivative instruments on the consolidated statement of operations. In conjunction with the payoff, the Company re-evaluated the maturity date feature and determined that the derivative was extinguished along with the related bridge financing debt. As such, the Company recorded a gain of $31 within loss on extinguishment of debt on the consolidated statement of operations as of December 29, 2015.

Smithline Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $131 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes and determined the fair value to be $85 and recorded a gain on fair value of derivative instruments of $46 on the consolidated statement of operations for the year ended December 31, 2015.

The fair value of the Richard Smithline derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2015
Principal amount	$526

Conversion price per share	$1.25
Conversion trigger price per share	None
Risk free rate	0.69%
Life of conversion feature (in years)	1.10
Volatility	105%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture Features

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB, for gross proceeds of $7,500, a 10% original issue discount senior secured convertible debenture in the aggregate principal amount of $7,500. The debenture has a maturity date of June 30, 2017, bears interest at 10% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to $1.33 per share, subject to adjustment as set forth in the debenture. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On December 29, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $3,219 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes and determined the fair value to be $3,150 and recorded a gain on fair value of derivative instruments of $69 on the consolidated statement of operations for the year ended December 31, 2015.

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2015
Principal amount	$7,500

Conversion price per share	$1.33
Conversion trigger price per share	$4.00
Risk free rate	0.86%
Life of conversion feature (in years)	1.50
Volatility	105%

Option Shares

On October 15, 2014, the Company granted to an employee pursuant to the InterCloud Systems, Inc. 2012 Performance Incentive Plan an option to purchase 150,000 shares of common stock at an exercise price of $3.72 per share. The option vested immediately and expires on the tenth anniversary of the grant dated. The amount of the liability was computed by using the Black-Scholes pricing model and the fair value of the option liability recorded on the consolidated balance sheet at December 31, 2014 is $474.

On October 15, 2014, the Company granted to an employee pursuant to the InterCloud Systems, Inc. 2012 Performance Incentive Plan an option to purchase 25,000 shares of common stock at an exercise price of $3.72 per share. The option vests over three years with 33 1/3 percent vesting on the first anniversary of the grant date and on each of the next two anniversaries of the grant date. This option expires on the fifth anniversary of the grant date. The amount of the liability was computed by using the Black-Scholes pricing model and the fair value of the option liability recorded on the consolidated balance sheet at December 31, 2014 is $62.

During the quarter ended March 31, 2015, the Company re-evaluated the options issued on October 15, 2014 and reclassified the options to additional paid-in capital within the consolidated balance sheet.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Beginning on October 9, 2015 and continuing through November 12, 2015, the third-party began exercising the warrants to purchase shares of the Company’s common stock. During this time, the third-party exercised all of the 425,000 warrants issued on April 1, 2015 to purchase 287,001 shares of the Company’s common stock. The third-party applied the proceeds from the warrant exercise to reduce outstanding accounts payable of $452. The Company recorded a reduction in accounts payable of $452, a reduction in the derivative balance of $743, and recorded a loss on fair value of derivative of $30. As of November 12, 2015, there are no remaining warrants issued for settlement of accounts payable or any related derivative liabilities.

13.	INCOME TAXES

The Company’s pre-tax loss consists of the following:

	Years Ended December 31,
	2015	2014
		(Revised)
Domestic	$(53,657)	$(22,116)
Foreign	(87)	958
Pre-tax Loss	$(53,744)	$(21,158)

The benefit from income taxes for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
	2015	2014
		(Revised)
Federal	$-	$-
State	99	51
Foreign	103	473
Total current	$202	$524

Deferred:
Federal	$(1,348)	$(3,425)
State	(199)	(396)
Total deferred	(1,547)	(3,821)
Total benefit from income taxes	$(1,345)	$(3,297)

The Company’s income taxes were calculated on the basis of $198 of foreign net income.

The Company’s effective tax rate for the years ended December 31, 2015 and 2014 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2015	2014
		(Revised)
	%	%
Federal tax benefit at statutory rate	(34.0)	(34.0)
Permanent differences	14.9	(29.6)
State tax benefit, net of Federal benefits	(1.9)	(6.7)
Other	1.1	(1.6)
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	0.2	2.2
Net change in valuation allowance	17.4	56.3
Foreign tax credits	(0.2)	(2.2)
Benefit	(2.5)	(15.6)

The Company has not provided for United States federal income and foreign withholding taxes on any undistributed earnings from non-United States operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting United States income tax liability. As of December 31, 2015, there is $599 in cumulative foreign earnings upon which United States income taxes have not been provided.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2015	2014
		(Revised)
Net operating loss carry forwards	$24,558	16,344
Depreciation	120	57
Accruals and reserves	572	465
Credits	690	791
Stock-based compensation	1,935	656
Total assets	27,875	18,313

Depreciation	-	-
Section 481 adjustment	-	(449)
Intangible assets	(3,459)	(4,473)
Total liabilities	(3,459)	(4,922)
Less: Valuation allowance	(25,325)	(15,974)

Net deferred tax liabilities	$(909)	$(2,583)

As of December 31, 2015 and 2014, the Company had federal net operating loss carryforwards (“NOL’s”) of approximately $64,489 and $43,980, respectively, and state NOL’s of approximately $60,617 and $32,250, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of December 31, 2015 and 2014, the Company had federal tax credit carryforwards of $690 and $791, respectively, available to reduce future taxes. These credits begin to expire in 2022.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization. Following its Initial Public Offering (IPO), the Company conducted an analysis of whether an ownership change had occurred. As disclosed the Company has taken these limitations into account in determining its available NOL’s.

The Company has not completed a study to assess whether another ownership change has occurred or whether there have been multiple ownership changes since the Company’s IPO. The Company has and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on its net operating losses (“NOLs”) or certain other tax attributes.

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

During 2014, in conjunction with the accounting associated with the acquisitions as described in Note 5, Acquisitions and Disposals of Subsidiaries, the Company recorded a net deferred tax liability related to the book and tax basis difference of the underlying assets acquired. The net deferred tax liability served as reversible temporary differences that would give rise to future taxable income and, accordingly, would serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. During the fourth quarter of 2014, management determined that it is more likely than not that a portion of its valuation allowance was no longer required due to the deferred tax liabilities recorded resulting from these acquisitions. As a result of the release of the valuation allowance, the Company recorded a tax benefit of $3,693 in the consolidated statement of operations for the year ended December 31, 2014 offset by certain current taxes of $524, resulting in a net tax benefit of $3,169.

During the first quarter of 2015, in conjunction with the accounting associated with the acquisition of IPC, as described in Note 5, Acquisitions and Disposals of Subsidiaries, the Company recorded a net deferred tax liability related to the book and tax basis difference of the intangibles acquired. The net deferred tax liability served as reversible temporary difference that will give rise to future taxable income and, accordingly, would serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. During the first quarter of 2015, management determined that it is more likely than not that a portion of its valuation allowance was no longer required due to the deferred tax liabilities recorded resulting from these acquisitions. As a result of the release of the valuation allowance, the Company recorded a tax benefit of $1,560 in the consolidated statement of operations for the year ended December 31, 2015 offset by certain current taxes and deferred taxes of $215, resulting in a net tax benefit of $1,345.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company recognized $4,772 of income from 2012 through 2015. No further income recognition is required. During 2012 and 2013, the Company acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income. Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

The Company applies the standard relating to accounting (ASC 740-10) for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. There were no significant unrecognized tax benefits recorded as of December 31, 2015, and there was no change to the unrecognized tax benefits during 2015 and 2014.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease through December 31, 2016. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2015 and 2014, there was no accrued interest and penalties related to uncertain tax positions.

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

14.	CONCENTRATIONS OF CREDIT RISK

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

The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights that may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of the current economic developments and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable as of December 31, 2015 and 2014.

As of, and for the years ended, December 31, 2015 and 2014, concentrations of significant customers within the professional services segment were as follows:

2015	Accounts Receivable	Revenues
Ericsson, Inc.	9%	14%

2014	Accounts Receivable	Revenues
Ericsson, Inc.	7%	17%

Geographic Concentration Risk

Substantially all of the Company’s customers are located within the United States and Puerto Rico.

15.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Rent expense incurred under the Company’s operating leases amounted to $997 and $771 during the years ended December 31, 2015 and 2014, respectively.

The future minimum obligation during each year through 2020 under the leases with non-cancelable terms in excess of one year is as follows:

Years Ending December 31,	Future Minimum Lease Payments

2016	$278
2017	180
2018	122
2019	116
2020	57
Total	$753

16.	STOCKHOLDERS’ EQUITY

Common Stock:

Public Offering

On November 5, 2013, the Company completed an offering of its common stock in which the Company sold 1,250,000 shares of common stock at a price of $4.00 per share. In connection with the offering, 625,000 warrants to purchase 625,000 shares of common stock were also sold at $0.01 per warrant. The net proceeds to the Company from the offering after underwriting discounts and expenses was $4,550. Of the 625,000 warrants sold, 111,095 were exercised as of December 31, 2015.

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

During April 2014, the Company issued 9,677 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $5.04 or $5.99 per share and were immediately vested. The Company recorded $50 to salaries and wages expense.

During July 2014, the Company issued 7,500 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $5.43 per share and were immediately vested. The Company recorded $41 to salaries and wages expense.

During August 2014, the Company issued 40,241 shares of its common stock to non-employees for services rendered. The shares were valued at fair value at $4.89 per share and were immediately vested. The Company recorded $197 to salaries and wages expense.

During November 2014, the Company issued 12,000 shares of its common stock to non-employees for services rendered. The shares were valued at fair value at $3.15 per share and were immediately vested. The Company recorded $38 to salaries and wages expense.

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

Issuance of shares of common stock pursuant to conversion of related-party debt

During May 2015, the Company issued 243,443 shares of its common stock to related parties pursuant to the conversion of $540 principal amount of notes payable and related accrued interest. The shares were issued at $3.38 per share, for a total fair value of $823 and resulted in a loss of debt conversion of $283.

Issuance of shares pursuant to convertible notes payable

During April and May 2015, the Company issued 1,262,803 shares of its common stock to a third party pursuant to the conversion of $1,000 principal amount of notes payable and $68 of related accrued interest. The shares were issued between $1.66 and $3.53 per share, for a total fair value of $2,289 that was recorded as a loss on exchange of shares.

On May 14, 2015, the Company issued 348,164 shares of its common stock to a third party pursuant to the conversion of $1,000 principal amount of notes payable and $68 of related accrued interest and accelerated the remaining deferred loan costs associated with the principal converted. The shares were issued at $3.74 per share, for a total fair value of $1,302 and resulted in a loss of debt conversion of $264. Prepaid loan costs of $30 were accelerated and recorded as a loss on conversion of debt as of June 30, 2015.

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

During May 2015, the Company issued 16,801 shares of its common stock to third parties for the amortization of the Convertible Debentures. The shares were issued between $3.74 and $4.15 per share, for a total fair value of $67 and resulted in a loss of debt conversion of $25.

Issuance of shares of common stock pursuant to conversion of the bridge financing agreement

During October 2015, GPB Life Science Holdings, LLC converted $200 of outstanding principal at a conversion price of $1.29 per share of common stock into 154,715 shares of common stock.

During November 2015, GPB Life Science Holdings, LLC converted $500 of outstanding principal at conversion prices between $1.60 and $1.42 per share of common stock into 412,222 shares of the Company’s common stock.

Issuance of shares of common stock pursuant to conversion of Mark Munro 1996 Charitable Remainder UniTrust

During February 2015, the Company issued 42,553 shares of its common stock to the Mark Munro 1996 Charitable Remainder UniTrust pursuant to the conversion of $100 principal amount of notes payable. The shares were issued at $2.76 per share, for a total fair value of $117 and resulted in a loss of debt conversion of $17.

During June 2015, the Company issued 8,306 shares of its common stock to the Mark Munro 1996 Charitable Remainder UniTrust pursuant to the conversion of $25 principal amount of notes payable and related accrued interest. The shares were issued at $2.55 per share, for a total fair value of $21 and resulted in a gain on debt conversion of $4.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

During July 2015, the Company issued 219,820 shares of its common stock to the Mark Munro 1996 Charitable Remainder UniTrust pursuant to the conversion of $450 principal amount of notes payable and related accrued interest. The shares were issued at $2.23 per share, for a total fair value of $490 and resulted in a loss on debt conversion of $35.

Issuance of shares of common stock upon settlement of the bridge financing agreement

On December 29, 2015, the Company entered into a conversion agreement with GPB Life Science Holdings, LLC (refer to Note 11, Term Loans) pursuant to which, among other things, GPB Life Science Holdings, LLC converted the remaining $1,500 principal balance into 1,918,649 shares of the Company’s common stock.

Issuance of shares of common stock upon redemption of debt

During November 2015, the holders of promissory notes converted $141 of outstanding principal at conversion prices between $1.37 and $1.31 per share into 187,810 shares of the Company’s common stock.

During December 2015, the holders of promissory notes converted $485 of outstanding principal at conversion prices between $1.37 and $1.00 per share into 387,811 shares of the Company’s common stock.

Issuance of shares to satisfy obligations pursuant to warrants

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

Issuance of shares pursuant to promissory notes

In March 2014, the Company issued an aggregate of 216,876 shares of common stock with an average fair value of $7.95 per share, to a third-party lender in satisfaction of notes payable aggregating $1,725. The shares were issued at $1,725, per the terms of the notes payable.

Issuance of shares pursuant to initial investment in non-controlling interest

During April 2014, the Company issued 25,000 shares of common stock to an officer in consideration of an acquisition of a 40% ownership interest in Nottingham Enterprises. The shares were issued with a fair value at $5.99 per share.

Issuance of shares for payment of related-party interest

During June 2014, the Company issued an aggregate of 8,934 shares of common stock to four related parties for payment of accrued interest aggregating to $53. The shares were issued at $5.97 per share.

During July 2014, the Company issued an aggregate of 101,440 shares of common stock to seven related parties for payment of accrued interest aggregating to $551. The shares were issued at $5.43 per share.

During November 2014, the Company issued an aggregate of 17,478 shares of common stock to four related parties for payment of accrued interest aggregating to $58. The shares were issued at $3.15 per share.

During January and March 2015, the Company issued an aggregate of 144,508 shares of common stock to eight related parties for payment of accrued interest aggregating to $343. The shares were issued at $2.53 and $2.16 per share in January and March, respectively.

Issuance of shares pursuant to completed acquisition

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

Issuance of shares pursuant to AWS earn out

During August 2014, the Company issued 490,445 shares issued to the former owners of AWS in settlement of the earn-out provision included in the purchase agreement. The shares were issued at $5.19 per share, which was the conversion price of the notes payable, for a total value of $2,624 and a related loss in contingent consideration of $860 was recorded in the consolidated statements of operations for the year ended December 31, 2014. In addition the Company recorded a gain of $79 which is recorded within loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2014.

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

During August 2015, the Company completed two private placements of debt securities and issued to two lenders an aggregate of 25,000 shares of its common stock, at a price of $2.01 and $1.94 per share of common stock, for a fair value of $50. The shares of common stock were recorded as a debt discount on the consolidated balance sheet as of December 31, 2015.

Issuance of shares of common stock pursuant to extinguishment of debt

On March 3, 2015, the Company issued an aggregate of 500,700 shares of its common stock to five related-party lenders pursuant to the extinguishment of notes payable. The shares were issued with a fair value of $2.45 per share, for a total fair value of $1,227, which was recorded as loss on extinguishment of debt on the consolidated statement of operations.

On March 25, 2015, the Company issued 22,222 shares of its common stock to a related party lender pursuant to the restructuring of notes payable. The shares were issued at a fair value of $2.16 per share, for a total fair value of $48, which was recorded as a loss on extinguishment of debt on the consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Issuance of shares of common stock pursuant to modification of debt

On March 3, 2015, the Company issued an aggregate of 298,390 shares of its common stock to five related-party lenders pursuant to the restructuring of various notes payable. The shares were issued with a fair value of $2.45 per share, for a total fair value of $731, which was recorded as a debt discount on the consolidated balance sheet as of December 31, 2015.

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

Issuance of shares upon conversion of warrants

During October 2015, the Company issued 192,096 shares of common stock to a third party upon the exercise of warrants at exercise prices of between $1.81 and $1.54 per share for a total fair value of $324.

During November 2015, the Company issued 94,905 shares of common stock to a third party upon the exercise of warrants at exercise prices of between $1.63 and $1.42 per share for a total fair value of $144.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17.	STOCK-BASED COMPENSATION

The Company adopted a formal stock option plan in December 2012. The Company issued options prior to the adoption of this plan, but the amount was not material. Historically, the Company has awarded stock grants to certain of its employees and consultants that did not contain any performance or service conditions. Compensation expense included in the Company’s consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. The Company granted an aggregate of 1,791,979 shares in 2014, of which 1,189,987 shares were subject to a 3-year vesting term, 185,000 shares were subject to 1-year vesting, and 416,992 shares had no vesting terms. The Company granted an aggregate of 3,258,539 shares in 2015, of which 1,366,531 shares were subject to a 3-year vesting term, 25,000 shares were subject to 6-month vesting, and 1,867,008 shares had no vesting terms.

2012 PERFORMANCE INCENTIVE PLAN, EMPLOYEE STOCK PURCHASE PLAN, AND 2015 PERFORMANCE INCENTIVE PLAN

On November 16, 2012, the Company adopted its 2012 Equity Incentive Plan (the "Equity Incentive Plan") and its Employee Stock Purchase Plan (the "Stock Purchase Plan"). Both plans were established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 2,325,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan. During the year ended December 31, 2014, an aggregate of 1,957,353 shares were granted under the Equity Incentive Plan, and at December 31, 2014, 1,101,396 shares authorized under the Equity Incentive Plan remained available for award purposes. On January 1, 2015, pursuant to the terms of the Equity Incentive Plan, an additional 500,000 shares of the Company’s common stock were made available for issuance under the Equity Incentive Plan. From the inception of the Equity Incentive Plan through the year ended December 31, 2015, an aggregate of 3,058,749 shares were granted under the Equity Incentive Plan. In connection with the Company’s adoption of the Company’s 2015 Performance Incentive Plan, which is discussed below, the Company agreed that no additional grants of awards will be made under the Equity Incentive Plan.

The Stock Purchase Plan is designed to allow the Company’s eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 500,000 shares of the Company’s common stock was initially available for issuance under the Stock Purchase Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of December 31, 2015 and 2014, no shares had been purchased under the Stock Purchase Plan and, at December 31, 2015, 500,000 shares were authorized for issuance under the Stock Purchase Plan.

On June 26, 2015, the Company adopted, and on September 21, 2015, the Company’s stockholders approved, the Company’s 2015 Performance Incentive Plan (the “Performance Incentive Plan”). The plan was established to provide a means through the grant of awards to attract, motivate, retain, and reward selected employees and other eligible persons. For the Performance Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 2,000,000 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the Performance Incentive Plan. In addition, the share reserve under the Performance Incentive Plan will be increased to include shares subject to outstanding awards under the Equity Incentive Plan that are forfeited, cancelled or otherwise settled under the Equity Incentive Plan without the issuance of shares of common stock. The number of authorized shares under the Performance Incentive Plan will automatically increase on the first trading day in January of each year (commencing with January 2016) by an amount equal to lesser of (i) 7.5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, and (ii) such lesser number as determined by the Company’s board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the Performance Incentive Plan. During the year ended December 31, 2015, 964,629 shares were granted under the Performance Incentive Plan, and at December 31, 2015, 1,035,371 shares authorized under the Performance Incentive Plan remained available for award purposes.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Restricted Stock

The following table summarizes the Company’s restricted stock unit activity for the years ended December 31, 2015 and 2014.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2013	-	$-
Granted	1,374,837	$5.67
Vested	-	$-
Forfeited/Cancelled	(850)	$5.13
Exercised	-	$-
Outstanding at December 31, 2014	1,373,987	$5.67

Granted	1,391,531	$2.31
Vested	(614,497)	$5.41
Forfeited/Cancelled	(127,905)	$4.62
Exercised
Outstanding at December 31, 2015	2,023,116	$3.50

For the years ended December 31, 2015 and 2014, the Company incurred $4,901 and $4,165, respectively, in stock compensation expense from the issuance of common stock to employees and consultants. In the fourth quarter of 2014, the Company recorded additional compensation expense of $158 related to second quarter 2014 share issuances and $600 related to the third quarter 2014 share issuances.

Issuance of shares of common stock to employees, directors, and officers

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

During January and March 2015, the Company issued an aggregate of 103,583 shares to employees for services rendered. The shares were issued at $2.16 per share. The Company had accrued for $86 of the expense in 2014 and recognized an additional $70 as stock compensation expense during the three months ended March 31, 2015.

During April and June 2015, the Company issued an aggregate of 2,864,953 shares of its common stock to various employees for services rendered. The shares were valued between $1.98 and $2.92. The Company recorded $4,367 to salaries and wages expense related to shares issued with no vesting terms.

The Company recorded an additional $3,746 and $1,742 in stock compensation expense on shares subject to vesting terms in previous periods during the years ended December 31, 2015 and 2014, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes the amount of stock compensation expense to be recognized for vesting shares.

Years Ending December 31,	Future Stock Compensation Expense

2016	$2,946
2017	1,788
2018	353
Total	$5,087

Options

The fair values of stock option grants during the year ended December 31, 2014 was calculated on the date of the grant using the Black-Scholes option pricing model. There were no options granted during the year ended December 31, 2015. Compensation expense is recognized over the period of service, generally the vesting period (see Note 3 Summary of Significant Accounting Policies). During the year ended December 31, 2014, 175,000 options were granted by the Company. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
Fair value of Company’s common stock	$3.72	$3.72
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$3.72	$3.72
Estimated life	9 years	4 years
Risk free interest rate (based on 1-year treasury rate)	2.15%	1.37%

	Year Ended December 31, 2014
	(Revised)
Fair value of Company’s common stock	$3.72	$3.72
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	80%	80%
Exercise price	$3.72	$3.72
Estimated life	10 years	5 years
Risk free interest rate (based on 1-year treasury rate)	2.15%	1.37%

The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2015 and 2014.

		Weighted Average
	Shares		Remaining Contractual	Aggregate Intrinsic
	Underlying Options	Exercise Price	Term (in years)	Value (in thousands)
Outstanding at January 1, 2014	-	$-	-	$-
Granted	175,000	$3.72	7.29	$-
Forfeited and expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2014	175,000	$3.72	7.29	$140
Exercisable at December 31, 2014	150,000	$3.72	9.79	$120

Granted	-	$-	-	$-
Forfeited and expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2015	175,000	$3.72	6.29	$476
Exercisable at December 31, 2015	158,333	$3.72	8.80	$431

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2015 and 2014 was $1.00 and $2.92, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18.	RELATED PARTIES

At December 31, 2015 and 2014, the Company had outstanding the following notes payable to related parties:

	December 31,
	2015	2014
		(Revised)

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $72 and $0, respectively	$525	$597
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $68 and $0, respectively	307	375
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $116 and $0, respectively	1,221	1,337
Promissory note issued to Pasack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $286 and $0, respectively	2,364	2,650
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on July 1, 2016, unsecured, net of debt discount of $749 and $2,232, respectively	5,727	4,243
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $1,528 and $0, respectively	2,844	2,645
Promissory notes issued to Forward Investments, LLC, 6.5% interest, maturing on July 1, 2016, unsecured, net of debt discount of $147	243	-
Former owner of IPC, unsecured, 8% interest, due May 30, 2016	5,755	6,255
Former owner of IPC, unsecured, 15% interest, due on demand	75	100
Former owner of Nottingham, unsecured, 8% interest, maturing on May 30, 2016	225	250
	19,286	18,452
Less: current portion of debt	(11,103)	(7,238)
Long-term portion of notes payable, related parties	$8,183	$11,214

Future maturities of related party debt are as follows:

Year ending December 31,
2016	$12,921
2017	-
2018	9,332
Total principal payments	$22,253

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the years ended December 31, 2015 and 2014 amounted to $4,121 and $6,000, respectively.

Related Party Promissory Note Payable

On July 5, 2011, the Company entered into a definitive master funding agreement with MMD Genesis LLC (“MMD Genesis”), a company the three principals of which are the Company’s Chairman of the Board and Chief Executive Officer, Mark Munro, one of the Company’s directors, Mark F. Durfee, and Douglas Shooker, the principal of Forward Investments LLC, the beneficial owner of more than 5% of the Company’s common stock. Pursuant to the master funding agreement, MMD Genesis has made loans to the Company from time to time to fund certain of the Company’s working capital requirements and a portion of the cash purchase prices of the Company’s business acquisitions. All such loans originally bore interest at the rate of 2.5% per month and matured on June 30, 2014.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On January 1, 2014, the outstanding principal amount of the loans from MMD Genesis in the amount of $3,925, and accrued interest thereon in the amount of $964, was restructured and, in lieu thereof, the Company issued to the principals of MMD Genesis LLC or their designees the following notes:

●	a note issued to CamaPlan FBO Mark Munro IRA in the principal amount of $347 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to 1112 Third Avenue Corp., a company controlled by Mark Munro, in the principal amount of $375 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to Mark Munro in the principal amount of $737 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to Pascack Road, LLC, a company controlled by Mark Durfee, in the principal amount of $1,575 that bore interest at the rate of 12% per annum and was to mature on March 31, 2016;

●	a note issued to Forward Investments, LLC in the principal amount of $650 that bears interest at the rate of 10% per annum, was to mature on June 30, 2015 and was originally convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share; and

●	a note issued to Forward Investments, LLC in the principal amount of $2,825 that bore interest at the rate of 2% per annum, was to mature on June 30, 2015 and was convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share, and reflects certain penalties and consulting fees of $1,000 which were incurred and outstanding as of December 31, 2013.

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

Restructuring of Related Party Promissory Notes Issued in 2014

On February 25, 2015, the Company restructured the terms of certain related-party promissory notes and term loans issued to Mark Munro, Cama Plan FBO Mark Munro IRA, 1112 Third Ave. Corp., and Pascack Road, LLC in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

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

In consideration for such restructuring, the Company issued to Mark Munro 63,700 shares of common stock, the CamaPlan FBO Mark Munro IRA 39,690 shares of common stock, 1112 Third Avenue Corp. 37,500 shares of common stock, and Pascack Road, LLC 157,500 shares of common stock. The Company recorded a debt discount of $731 in the consolidated balance sheet during the year ended December 31, 2015 related to the consideration given to the debt holders.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Restructuring of Related Party Promissory Notes Issued in 2014

On February 25, 2015, the Company restructured the terms of certain related-party promissory notes and term loans issued to Mark Munro, Cama Plan FBO Mark Munro IRA, 1112 Third Ave. Corp., and Pascack Road, LLC in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

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

In consideration for such restructuring, the Company issued to Mark Munro 95,600 shares of common stock, the CamaPlan FBO Mark Munro IRA 41,600 shares of common stock, Pascack Road, LLC 223,600 shares of common stock, and 1112 Third Ave. Corp. 50,000 shares of common stock. The Company recorded a loss on extinguishment of debt of $1,006 on the consolidated statement of operations for the year ended December 31, 2015 related to the consideration given to the debt holders.

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

Due to the embedded conversion feature of the Forward Investments, LLC loans, the Company deemed this feature to be a derivative and recorded a debt discount in the amount of $8,860, which is being amortized over the life of the loans using the effective interest method. Refer to Note 12 Derivative Instruments for further detail on the Forward Investments derivative.

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

●

notes issued to Forward Investments, LLC, which were issued during June 2014 through October 2014, in the aggregate principal amount of $2,645 were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum, and had the maturity date extended by approximately three years to January 1, 2018. On March 4, 2015, as part of the restructuring agreement, the notes became convertible at a conversion price of $6.36 per share until the Convertible Debentures were repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In connection with such restructuring, Forward Investments, LLC agreed to lend to the Company an amount substantially similar to the accrued interest the Company owed to Forward Investments, LLC on the restructured notes. In consideration for such restructuring and additional payments made by Forward Investments, LLC to the Company, the Company issued to Forward Investments, LLC an additional convertible note in the original principal amount of $1,730 with an interest rate of 3% per annum, a maturity date of January 1, 2018, and an initial conversion price of $6.36 per share until the Convertible Debentures were repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein, and provided Forward Investments, LLC the option to lend the Company an additional $8,000 in the form of convertible notes similar to the existing convertible notes of the Company issued to Forward Investments, LLC. The convertible note was issued to Forward Investments, LLC as an incentive to restructure the above-mentioned notes and resulted in the Company recording a loss on extinguishment of debt of $1,508 on the consolidated statement of operations during the year ended December 31, 2015.

As part of the restructuring, Forward Investments, LLC agreed to convert $390 of accrued interest on the above-mentioned loans to a new note bearing interest at the rate of 6.5% per annum that matures on July 1, 2016.

In conjunction with the extension of the 2% and 10% convertible notes, the Company recorded a loss on change in fair value of derivative instruments of $2,600 at the date of the restructuring. Refer to Note 12, Derivative Instruments, for detail on the loss on change in fair value of derivative instruments related to the restructuring.

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

On May 19, 2015, Mr. Jadevaia assigned $500 of principal related to the convertible promissory note and the assignees converted all $500 principal amount of such note into 232,182 shares of the Company’s common stock with a fair value of $3.38 per common share. Refer to Note 16, Stockholders’ Equity, for further detail on this transaction.

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

On March 25, 2015, the Company and Mr. Davis agreed to a modification of the convertible promissory note. The term of the note was extended to May 30, 2016, the initial conversion price was amended to $2.22 per share of the Company’s common stock and, in consideration for this modification, the Company issued to Mr. Davis 22,222 shares of common stock with a fair value of $2.16 per share.

On May 31, 2015, Mr. Davis converted $25 of principal amount due into 11,261 shares of common stock, with a fair value of $3.53 per share and recorded a loss on debt conversion of $13 on the consolidated statement of operations.

Payments to Owners of NGNWare

The Company is a minority owner of 13.7% of NGNWare, LLC. During 2015, the Company paid the owners of 86.3% of NGNWare a salary of $14, and paid health insurance premiums on their behalf of $5. The owners of NGNWare could not procure health insurance on their own, so the Company added them to its health insurance plan. The amounts paid for salary and health insurance were included in the amount the Company invested in NGNWare.

19.	SEGMENT INFORMATION

The Company has acquired three material companies since January 1, 2014. With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues. Due to continued expansion, the Company evaluated its recent acquisitions and their impact upon the existing segment structure. As of December 31, 2014, the Company operated within four operating segments that were aggregated into three reportable segments. During the year ended December 31, 2015, the Company determined that its activities within the cloud services operating segment were of a material nature to the Company as a whole and had different margins than the other components of the managed services segment. As such, the Company determined that the cloud services and managed services segments should be presented separately within the consolidated financial statements. As of December 31, 2015, the Company determined that it has four reportable segments: applications and infrastructure, professional services, managed services, and cloud services.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of Tropical, RM Leasing, T N S and the AWS Entities. The professional services operating segment is an aggregation of the operations of the ADEX Entities. The managed services operating segment is primarily comprised of the operations of IPC and RentVM. The cloud services operating segment is comprised of the operations of Axim.

In addition to the operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin. As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes. The tables below reflect the segment information as if the managed services and cloud services segment were separate as of December 31, 2014.

Segment information relating to the Company's results of continuing operations was as follows:

	Year Ended December 31,
	2015	2014
		(Revised)
Revenue by Segment
Applications and infrastructure	$21,263	$21,957
Professional services	26,655	28,811
Managed services	26,190	22,943
Cloud services	809	40
Total	$74,917	$73,751

Gross Profit
Applications and infrastructure	$6,384	$7,506
Professional services	5,651	6,859
Managed services	8,209	3,675
Cloud services	603	2
Total	$20,847	$18,042

Operating Income (Loss) by Segment
Applications and infrastructure	$1,092	$2,178
Professional services	765	(3,192)
Managed services	(13,992)	(7,828)
Cloud services	(1,864)	(30)
Corporate	(13,811)	(9,645)
Total	$(27,810)	$(18,517)

Interest Expense
Applications and infrastructure	$(22)	$(58)
Professional services	-	(1)
Managed services	(20)	(1)
Corporate	(9,355)	(13,102)
Total	$(9,397)	$(13,162)

Total Assets by Segment
Applications and infrastructure	$19,593	$19,517
Professional services	18,449	19,526
Managed services	24,718	39,912
Cloud services	3,840	6,161
Corporate	4,956	1,800
Assets of discontinued operations	20,675	34,723
Total	$92,231	$121,639

Goodwill
Applications and infrastructure	$6,906	$6,906
Professional services	9,257	9,257
Managed services	7,495	18,402
Cloud services	917	2,922
Total	$24,575	$37,487

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31, 2015
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$20,271	$992	$21,263
Professional services	26,535	120	26,655
Managed services	26,190	-	26,190
Cloud services	809	-	809
Total	$73,805	$1,112	$74,917

	Year Ended December 31, 2014
	Domestic	Foreign	Total
		(Revised)
Revenues by Segment by Geographic Region
Applications and infrastructure	$18,975	$2,982	$21,957
Professional services	28,597	214	28,811
Managed services	22,943	-	22,943
Cloud services	40	-	40
Total	$70,555	$3,196	$73,751

	Year Ended December 31, 2015
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$1,082	$10	$1,092
Professional services	799	(34)	765
Managed services	(13,992)	-	(13,992)
Cloud services	(1,864)	-	(1,864)
Corporate	(13,811)	-	(13,811)
Total	$(27,786)	$(24)	$(27,810)

	Year Ended December 31, 2014
	Domestic	Foreign	Total
		(Revised)
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$1,018	$1,160	$2,178
Professional services	(3,235)	43	(3,192)
Managed services	(7,828)	-	(7,828)
Cloud services	(30)	-	(30)
Corporate	(9,645)	-	(9,645)
Total	$(19,720)	$1,203	$(18,517)

	Year Ended December 31, 2015
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$6,218	$166	$6,384
Professional services	5,621	30	5,651
Managed services	8,209	-	8,209
Cloud services	603	-	603
Total	$20,651	$196	$20,847

	Year Ended December 31, 2014
	Domestic	Foreign	Total
		(Revised)
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$6,151	$1,355	$7,506
Professional services	6,803	56	6,859
Managed services	3,675	-	3,675
Cloud services	2	-	2
Total	$16,631	$1,411	$18,042

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

For the year ended December 31, 2015, revenues from the largest customer of the applications and infrastructure, professional services, managed services and cloud services segments was $6,072, $10,847, $3,613, and $406, respectively, which represented 8%, 14%, 4%, and 1%, respectively, of the Company’s consolidated revenue.

For the year ended December 31, 2014, revenues from the largest customer of the applications and infrastructure, professional services, managed services, and cloud services segments was $5,001, $12,357, $2,786, and $24, respectively, which represented 7%, 17%, 4% 0%, respectively, of the Company’s consolidated revenue.

20.	DISCONTINUED OPERATIONS

During December 2015, the Company’s management entered into a letter of intent to sell certain assets of VaultLogix and its subsidiaries, DPS and USDA, which all three subsidiaries were included in the Company’s cloud services segment. On February 17, 2016, the Company completed its disposal of VaultLogix and its subsidiaries, DPS and USDA, for $24,000 in cash (refer to Note 21, Subsequent Events, for further detail). The assets and liabilities of VaultLogix and its subsidiaries, DPS and USDA, have been included within the consolidated balance sheet as long-term assets of discontinued operations for the years ending December 31, 2015 and 2014. The results of operations of VaultLogix and its subsidiaries, DPS and USDA, have been included within the line-item labelled loss on discontinued operations within the consolidated statement of operations for the years ended December 31, 2015 and 2014.

The following table shows the major classes of the Company’s discontinued operations as of December 31, 2015 and 2014.

	December 31,
	2015	2014
		(Revised)
Long-term Assets:
Property and equipment, net	$1,245	$1,403
Goodwill	9,212	20,427
Intangible assets, net	10,218	12,893
Long-term assets of discontinued operations	$20,675	$34,723

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the year ended December 31,
	2015	2014
		(Revised)

Revenues	$9,908	$2,477
Cost of revenue	1,690	414
Gross profit	8,218	2,063

Operating expenses:
Depreciation and amortization	2,771	788
Salaries and wages	3,262	831
Selling, general and administrative	1,774	572
Goodwill impairment charge	11,214	-
Intangible asset impairment charge	430	-
Total operating expenses	19,451	2,191

Pre-tax loss from operations	(11,233)	(128)

Other expenses:
Interest expense	2,105	697
Other expense	50	4
Total other expense	2,155	701

Pre-tax loss on discontinued operations	(13,388)	(829)

(Benefit from) provision for income taxes	(128)	128

Loss on discontinued operations, net of tax	$(13,260)	$(957)

21.	SUBSEQUENT EVENTS

Promissory Note Conversions

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

