Form 10-Q
period 2016-03-31
INTERCLOUD SYSTEMS, INC.
filed 2016-06-29
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,548,441 shares of common stock were issued and outstanding as of June 24, 2016.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on June 17, 2016, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of recent and future acquisitions;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our competitors developing the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters;

●	we may incur goodwill and intangible asset impairment charges, which could harm our profitability; and

●	our auditors have expressed doubt about our ability to continue as a going concern.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$13,093	$7,944
Accounts receivable, net of allowances of $1,188 and $1,342, respectively	13,313	16,708
Inventory	582	1,181
Loan receivable	623	400
Other current assets	4,998	2,321
Total current assets	32,609	28,554

Restricted cash	12,190	-
Property and equipment, net	690	659
Goodwill	25,398	24,575
Intangible assets, net	16,894	16,872
Investment	771	800
Other assets	101	96
Non-current assets of discontinued operations	-	20,675
Total assets	$88,653	$92,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$7,062	$7,932
Accrued expenses	12,168	10,792
Deferred revenue	4,242	5,145
Income taxes payable	653	653
Bank debt	127	131
Notes payable, related parties	11,410	11,103
Contingent consideration	515	-
Derivative financial instruments	8,223	408
Term loans, current portion, net of debt discount	4,015	3,787
Total current liabilities	48,415	39,951

Long-term Liabilities:
Notes payable, related parties, net of current portion	8,447	8,183
Deferred income taxes	933	909
Term loans, net of current portion and debt discount	27,812	30,258
Derivative financial instruments	7,779	17,130
Total long-term liabilities	44,971	56,480

Total Liabilities	93,386	96,431

Commitments and Contingencies (Note 1)

Stockholders' Deficit:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 33,130,352 and 29,461,377 issued and 32,558,314 and 29,032,622 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	2	3
Common stock warrants; 1,308,712 warrants outstanding as of March 31, 2016 and December 31, 2015, no par	259	259
Treasury stock; at cost; 572,038 and 428,755 shares as of March 31, 2016 and December 31, 2015, respectively	(1)	-
Additional paid-in capital	121,496	117,706
Accumulated deficit	(126,806)	(122,500)
Total InterCloud Systems, Inc. stockholders' deficit	(5,050)	(4,532)
Non-controlling interest	317	332
Total stockholders' deficit	(4,733)	(4,200)

Total liabilities, non-controlling interest and stockholders’ deficit	$88,653	$92,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended
	March 31,
	2016	2015
		(Revised)

Service revenue	$14,773	$14,515
Product revenue	3,018	3,904
Total revenue	17,791	18,419
Cost of revenue	13,240	13,211
Gross profit	4,551	5,208

Operating expenses:
Depreciation and amortization	569	1,058
Salaries and wages	4,106	5,054
Selling, general and administrative	3,337	2,878
Change in fair value and loss on contingent consideration	-	(317)
Total operating expenses	8,012	8,673

Loss from operations	(3,461)	(3,465)

Other income (expenses):
Change in fair value of derivative instruments	2,886	1,025
Interest expense	(4,715)	(3,149)
Gain (loss) on conversion of debt	348	(17)
Loss on extinguishment of debt	(843)	(1,207)
Loss on modification of debt	-	(2,990)
Loss on investment in unconsolidated subsidiary	(29)	-
Other expense	(31)	(12)
Total other expense	(2,384)	(6,350)

Loss from continuing operation before income taxes	(5,845)	(9,815)

Provision for income taxes	60	143

Net loss from continuing operations	(5,905)	(9,958)

Net income (loss) on discontinued operations, net of tax (including gain on disposal of $2,638)	1,584	(209)

Net loss	(4,321)	(10,167)

Net loss (income) attributable to non-controlling interest	15	(187)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(4,306)	$(10,354)

Basic and diluted loss per share attributable to InterCloud Systems, Inc. common stockholders:
Net loss from continuing operations	$(0.20)	$(0.58)
Net income (loss) on discontinued operations, net of tax	$0.05	$(0.01)
Net loss per share	$(0.14)	$(0.59)

Basic and diluted weighted average common shares outstanding	29,903,553	17,203,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			Common Stock				Additional		Non-
	Common Stock		Warrants		Treasury Stock		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2015	29,032,622	$3	190,609	$259	428,755	$-	$117,706	$(122,500)	$332	$(4,200)
Issuance of shares of common stock to third parties for services and non-employees	271,761	-	-	-	-	-	156	-	-	156
Issuance of shares pursuant to promissory notes	1,518,287	-	-	-	-	-	1,463	-	-	1,463
Issuance of shares pursuant to Smithline convertible note	305,408	-	-	-	-	-	124	-	-	124
Issuance of shares pursuant to bridge financing provision	500,000	-	-	-	-	-	320	-	-	320
Issuance of shares pursuant to acquisition of assets of SDN Essentials, LLC	1,000,000	-	-	-	-	-	1,000	-	-	1,000
Issuance of shares of common stock to employee for incentive earned	73,519	-	-	-	-	-	50	-	-	50
Stock compensation expense	-	-	-	-	-	-	677	-	-	677
Purchase of treasury shares	(143,283)	(1)	-	-	143,283	(1)	-	-	-	(2)
Net loss attributable to InterCloud Systems, Inc. common stockholders	-	-	-	-	-	-	-	(4,306)	(15)	(4,321)
Ending balance, March 31, 2016	32,558,314	$2	190,609	$259	572,038	$(1)	$121,496	$(126,806)	$317	$(4,733)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
		(Revised)

Cash flows from operating activities:
Net loss	$(4,321)	$(10,167)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operations:
(Income) loss from discontinued operations	(1,584)	209
Depreciation and amortization	569	1,058
Provision for bad debts	-	56
Amortization of debt discount	1,750	1,854
Stock compensation for services	677	949
Issuance of shares to non-employees for services	71	374
Shares issued to third party	-	5
Change in fair value of derivative instruments	(2,886)	(1,025)
Deferred income taxes	25	106
Loss on settlement of contingent consideration	-	53
Change in fair value of contingent consideration	-	(370)
(Gain) loss on conversion of debt	(348)	17
Loss on extinguishment of debt	843	1,207
Loss on modification of debt	-	2,990
Loss on investment in unconsolidated subsidiary	29	-
Changes in operating assets and liabilities:
Accounts receivable	3,724	5,434
Inventory	599	(256)
Other assets	(2,683)	973
Accounts payable and accrued expenses	788	(1,870)
Deferred revenue	(903)	(599)
Net cash (used in) provided by operating activities of continuing operations	(3,650)	998
Net cash provided by operating activities of discontinued operations	414	512
Net cash (used in) provided by operating activities	(3,236)	1,510

Cash flows from investing activities:
Purchases of equipment	(20)	(18)
Capitalization of software costs	-	(120)
Restricted cash	(12,190)	-
Issuance of notes receivable	(223)	(100)
Consideration paid for acquisitions, net of cash received	95	-
Net cash used in investing activities of continuing operations	(12,338)	(238)
Net cash provided by (used in) investing activities of discontinued operations	21,887	(250)
Net cash provided by (used in) investing activities	9,549	(488)

Cash flows from financing activities:
Repayments of bank borrowings	(3)	(57)
Repayments of notes and loans payable	-	(1,165)
Repayment of term loans	(1,161)	-
Net cash used in financing activities of continuing operations	(1,164)	(1,222)
Net cash used in financing activities of discontinued operations	-	(500)
Net cash used in financing activities	(1,164)	(1,722)

Net change in cash	$5,149	$(700)

Cash, beginning of period	7,944	5,470

Cash, end of period	$13,093	$4,770

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,082	$605
Cash paid for income taxes	$39	$33

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$1,907	$117
Issuance of shares pursuant to modification of debt	$-	$920
Issuance of shares pursuant to extinguishment of debt	$-	$1,086
Issuance of shares pursuant to restructuring of debt	$-	$292
Issuance of shares pursuant to acquisition	$1,000	$-
Additional note payable issued as part of related party debt modification	$-	$1,728
Addition to debt discount	$1,350	$4,146
Conversion of accrued interest to note payable	$-	$390
Issuance of shares for Highwire earn out provisions	$-	$306
Issuance of shares for settlement of interest	$-	$343
Issuance of shares for settlement of accounts payable	$-	$648
Issuance of warrants for settlement of accounts payable	$-	$105
Issuance of shares in lieu of cash compensation	$206	$531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware and is a leading provider of cloud networking orchestration and automation, for software-defined networking and network function virtualization cloud environments to the telecommunications service provider and corporate enterprise markets through cloud solutions and professional services. The Company’s cloud solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing cloud deployment and management rather than the capital expense model that has dominated in recent decades in IT infrastructure management. The Company’s professional services group offers a broad range of solutions to enterprise and service provider customers, including application development teams, analytics, project management, program management, unified communications, network management and field support services on a short and long-term basis. The Company’s applications and infrastructure division offers enterprise and service provider customers specialty contracting services, including engineering, design, installation and maintenance services, that support the build-out and operation of some of the most advanced small cell, Wi-Fi and distributed antenna system networks.

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and HighWire (collectively, “ADEX” or “ADEX Entities”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013), Integration Partners – NY Corporation (“IPC”) (since January 2014), RentVM Inc. (“RentVM”) (since February 2014), PCS Holding LLC (“Axim”) (since December 2014), and SDN Essentials, LLC (“SDN”) (since January 2016). The results of operations of the Company’s former subsidiary, VaultLogix, LLC (“VaultLogix”) (since October 2014), have been included as discontinued operations on the accompanying financial statements. In February 2016, the Company consummated the sale of certain assets of VaultLogix, see Note 13, Discontinued Operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The unaudited condensed consolidated financial statements include the Company’s 13.7% ownership interest in NGNWare, LLC (“NGNWare”). The Company does not hold a controlling financial interest in NGNWare but has the ability to exercise significant influence over the operating and financial policies of NGNW are. As such, the Company accounts for the investment in NGNWare under the equity method of accounting.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on June 17, 2016.

Segment Information

The Company operates in four operating segments – as an applications and infrastructure provider, as a professional services provider, as a cloud services provider and as a managed services provider. The applications and infrastructure segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services of the applications and infrastructure segment support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks. The professional services segment provides outsourced services to the wireless and wireline industry and information technology industry. The cloud services segment provides cloud computing and storage services to customers. The managed services segment provides hardware and software products to customers and provides maintenance and support for those products.

The Company’s reporting units have been aggregated into one of four operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities, Tropical, RM Leasing, and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX Entities and SDN. The Company’s third operating segment is managed services, which consists of the IPC, RentVM and Nottingham components and the fourth operating segment is cloud services, which consists of the Axim component. The operating segments mentioned above constitute reporting segments.

Revenue Recognition

The Company’s revenues are generated from its four reportable segments: applications and infrastructure, professional services, managed services, and cloud services. The Company recognizes revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) Topic 605-10, Revenue Recognition. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

The revenues of the Company’s professional services segment, which is comprised of the ADEX Entities and SDN, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at March 31, 2016 and 2015, respectively.

ADEX’s HighWire division generates revenue through its telecommunications engineering group, which contracts with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. The High Wire division recognizes revenue using the proportional performance method. Under the proportional performance method, the Company recognizes revenue when a project within a contract is completed. Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

The Company’s TNS and IPC subsidiaries, as well as ADEX’s HighWire division, sometimes require customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The Company’s IPC subsidiary, which is included in the Company’s managed services segment, is a value-added reseller that generates revenues from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video, and data networking infrastructure. IPC’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support and professional services. For certain maintenance contracts, IPC assumes responsibility for fulfilling the support to customers and recognizes the associated revenue either on a ratable basis over the life of the contract or, if a customer purchases a time and materials maintenance program, as maintenance is provided to the customer.  Revenue for the sale of third-party maintenance contracts is recognized net of the related cost of revenue.  In a maintenance contract, all services are provided by the Company’s third-party providers. As a result, the Company concluded that IPC is acting as an agent and IPC recognizes revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction.  As IPC is under no obligation to perform additional services, revenue is recognized at the time of sale rather than over the life of the maintenance agreement.

IPC also generates revenue through the sale of a subscription-based cloud service to its customers. Revenue related to these customers is deferred until the services are performed.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

For multiple-element arrangements, IPC recognizes revenue in accordance with ASC 605-25, Arrangements with Multiple Deliverables. The Company allocates revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) of selling price if VSOE is not available, and finally the Company’s estimate of the selling price if neither VSOE nor TPE is available. VSOE exists when the Company sells the deliverables separately and represents the actual price charged by the Company for each deliverable. Estimated selling price reflects the Company’s best estimate of what the selling prices of each deliverable would be if it were sold regularly on a stand-alone basis taking into consideration the cost structure of the Company’s business, technical skill required, customer location and other market conditions. Each element that has stand-alone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided or the product is delivered.

The Company’s former VaultLogix subsidiary, which was included in the Company’s cloud services segment, provides on-line data backup services to its customers. Revenue for these customers is deferred until the services are performed.

Restricted Cash

As of March 31, 2016, the Company had $12,190 of restricted cash related to the Senior Secured Convertible Note with JGB (Cayman) Concord Ltd. in which 105% of the proceeds received are restricted based on certain terms and conditions of the note.

Inventory

The inventory balance at March 31, 2016 and December 31, 2015 related to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at the lower of cost or market until sold. As inventory relates to specific customer orders, the Company determines the cost of the inventory using the specific identification method. Inventory consisted of networking equipment for which title had not passed to customers as of March 31, 2016 and December 31, 2015.

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

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually (as of October 1) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible assets and the Company’s consolidated financial results.

During 2015, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the managed services segment. The Company's management then determined that the IPC reporting unit assets were impaired and recognized an impairment loss as of December 31, 2015 related to intangible assets as the carrying value of the IPC reporting unit was in excess of its fair value. If IPC’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired.

During 2015, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the cloud services segment. The Company's management then determined that the Axim operating segment assets were impaired and recognized an impairment loss as of December 31, 2015 related to intangible assets as the carrying value of the Axim reporting unit was in excess of its fair value. If Axim’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired.

During December 2015, the Company entered into a letter of intent with a third-party to sell VaultLogix and its two subsidiaries, which were included in the cloud services segment. The agreement was executed in February 2016. The Company’s management assessed the carrying amounts of VaultLogix and its subsidiaries assets and liabilities as compared to the selling price and determined that an impairment existed as of December 31, 2015. The Company recognized an impairment loss as of December 31, 2015, as the carrying value of the VaultLogix business unit was in excess of the amount for which it was sold in an arm’s-length transaction.

As of March 31, 2016, the Company did not identify any indicators of impairment.

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

In June 2016, a derivative compliant entitled Wasseem Hamdan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger M. Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-cv-03706 (D.N.J.) was filed in the New Jersey Federal District Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, grossly mismanaged, and unjustly enriched themselves during the relevant period (December 2013 to the present) by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and the Company, and were written on behalf of the Company for the purpose of promoting the Company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to the Company’s articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action. On June 24, 2016, the plaintiff’s counsel requested that the defendant’s counsel agree to accept service, which is under consideration.

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

On April 23, 2015, the Company and the other defendants filed a motion to dismiss the principal substantive claims in the complaint with the exception of the claim for breach of contract. On January 12, 2016, the court granted the Company’s motion to dismiss the claims for breach of the covenant of good faith and fair dealing, for intentional breach, for estoppel and for declaratory relief, but denied the Company’s motions to dismiss the claims for unjust enrichment and for tortious interference with contractual relations against Messrs. Munro and Sullivan. On February 9, 2016, the Company filed its answer with respect to the remaining claims in this action and  asserted counterclaims based on the individual plaintiffs’ breach of contract and misrepresentations in the purchase agreement.

Securities and Exchange Commission Subpoenas

On May 21, 2014, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to the Company as part of an investigation as to whether certain investor relations firms and their clients engaged in market manipulation. The subpoena and accompanying letter did not indicate whether the Company is, or is not, under investigation. Since May 2014, the Company provided testimony to the SEC and produced documents in response to that subpoena and several additional subpoenas received from the SEC in connection with that matter, including a subpoena issued on March 1, 2016 requesting information relating to a transaction involving the Company’s Series H preferred shares in December 2013.

In connection with the SEC investigation, in May 2015, the Company received information from the SEC that it is continuing an investigation of the Company and certain of its current and former officers, consultants of the Company and others, of “possible violation[s]” of Section 17(a) of the Securities Act of 1933, as amended, and Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, as amended, and the rules of the SEC thereunder in the offer or sale of securities and certain other matters with respect to which the SEC claims it has information, including the possible market manipulation of the Company’s securities dating back to January 2013. Based upon the Company’s internal investigations, the Company does not believe either the Company or any of its current or former officers or directors engaged in any activities that violated applicable securities laws. The Company intends to continue to work with the staff of the SEC towards a resolution and to supplement the Company’s disclosure regarding the SEC’s investigation accordingly.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

As of March 31, 2016, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable or reasonably estimable.

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

In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Potential common shares includable in the computation of fully-diluted per share results are not presented for the three months ended March 31, 2016 or 2015 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for the three months ended March 31, 2016 and 2015 were as follows:

	For the three months ended
	March 31,
	2016	2015

Convertible debentures	-	193,056
Warrants	1,308,712	1,491,795
Convertible notes	29,825,462	4,631,081
Options	175,000	175,000
	31,309,174	6,490,932

Fair Value of Financial Instruments

ASC Topic 820 Fair Value Measurements and Disclosures ("ASC Topic 820") provides a framework for measuring fair value in accordance with generally accepted accounting principles.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of March 31, 2016 and December 31, 2015, was estimated at $57,124 and $58,613, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as Level 2.

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, inventory, other assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of those items.

Fair Value of Derivatives

The Company has historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the quarter ended September 30, 2015, the Company determined that it should utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company has evaluated its derivative instruments and determined that the value of those derivative instruments, using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on its historical unaudited condensed consolidated statements of operations for the three months ended March 31, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Derivative Warrant Liabilities

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 7 for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company's financial instruments carried at fair value at March 31, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	March 31, 2016
Liabilities:
Derivative features related to convertible debentures	$-	$-	$8,223
Contingent consideration	-	-	515
Long-term warrant derivatives	-	-	39
Long-term derivative features related to convertible debentures	-	-	7,740
Total liabilities at fair value	$-	$-	$16,517

	December 31, 2015
Liabilities:
Derivative features related to convertible debentures	$-	$-	$408
Long-term warrant derivatives	-	-	22
Long-term derivative features related to convertible debentures	-	-	17,108
Total liabilities at fair value	$-	$-	$17,538

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2016 were as follows:

Amount
Balance as of December 31, 2015	$17,538
Change in fair value of derivative features related to convertible debentures	(2,903)
Change in fair value of warrant derivative	17
Fair value of contingent consideration	515
Addition to debt discount related to JGB (Cayman) Condord Ltd. term loan	1,350
Balance as of March 31, 2016	$16,517

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

Reclassifications

Certain 2015 activities and balances were reclassified as “discontinued operations” to conform to classifications used in the current period related to the sale of VaultLogix and its subsidiaries.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s management believes the Company’s ability to continue operations depends on the ability to sustain and grow revenue and results of operations as well as the Company’s ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the quarter ended March 31, 2016, the Company generated gross profits from operations but failed to achieve positive cash flow from operations. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company suffered recurring losses from operations. At March 31, 2016 and December 31, 2015, the Company had a stockholders’ deficit of $4,733 and $4,200, respectively. The decrease of $4,409 in the Company’s working capital from December 31, 2015 to March 31, 2016 was primarily the result of decreases in accounts receivable of $3,395, $1,376 increase in accrued expenses and $7,815 increase in current derivative financial instruments based on changes in fair value. The decrease was offset by $5,149 increase in cash and $2,677 increase in other current assets.

On or prior to March 31, 2017, the Company has obligations relating to the payment of indebtedness as follows:

●	$6,865 relating to promissory notes held by related parties that mature prior to March 31, 2017;

●	$5,755 relating to a promissory note held by a related party that matures prior to March 31, 2017;

●	$2,548 relating to senior secured convertible term loans that mature prior to March 31, 2017;

●	$439 relating to current maturities of a convertible note that mature prior to March 31, 2017;

●	$225 relating to a promissory note held by a related party that matures prior to March 31, 2017;

●	$106 relating to a promissory note held by a former owner of Tropical that matures prior to March 31, 2017; and

●	$75 relating to a promissory note held by a related party that is due on demand.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to March 31, 2017 from earnings from operations and possibly from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segments of its business, which contributed to the losses from operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. During the three months ended March 31, 2016, the Company exchanged certain term loans in connection with the disposal of certain assets for additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through March 31, 2017. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Vehicles	$785	$777
Computers and office equipment	928	905
Equipment	691	605
Software	171	171
Total	2,575	2,458
Less accumulated depreciation	(1,885)	(1,799)

Property and equipment, net	$690	$659

Depreciation expense for the three months ended March 31, 2016 and 2015 was $86 and $96, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the Company’s goodwill as of March 31, 2016 and December 31, 2015

	Applications and Infrastructure	Professional Services	Managed Services	Cloud Services	Total
Balance at December 31, 2015	$6,906	$9,257	$7,495	$917	$24,575

Acquisition	-	823	-	-	823

Balance at March 31, 2016	$6,906	$10,080	$7,495	$917	$25,398

Intangible Assets

The following table summarizes the Company’s intangible assets as of March 31, 2016 and December 31, 2015:

		March 31, 2016				December 31, 2015
	Estimated Useful	Gross Carrying		Accumulated	Net Book	Gross Carrying	Accumulated		Impairment	Net Book
	Life	Amount	Additions	Amortization	Value	Amount	Amortization	Reclassification	Charge	Value
Customer relationship and lists	7-10 yrs.	$14,551	$145	$(5,135)	$9,561	$14,551	$(4,807)	$-	$-	$9,744
Non-compete agreements	2-3 yrs.	2,024	361	(1,811)	574	2,723	(1,711)	-	(699)	313
Purchased software	16 years	4,000	-	(427)	3,573	-	(371)	4,000	-	3,629
In-process research and development		-	-	-	-	4,000	-	(4,000)	-	-
URL's	Indefinite	8	-	-	8	8	-	-	-	8
Tradenames	1 year	-	-	-	-	59	(49)	-	(10)	-
Tradenames	Indefinite	3,178	-	-	3,178	3,178	-	-	-	3,178
Total intangible assets		$23,761	$506	$(7,373)	$16,894	$24,519	$(6,938)	$-	$(709)	$16,872

Amortization expense related to the identifiable intangible assets was $483 and $962 for the three months ended March 31, 2016 and 2015, respectively.

5. BANK DEBT

Bank debt as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicle, maturing July 2016	$1	$3

Four lines of credit, monthly principal and interest, ranging from $0 to $1, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing July 2016	126	128

Current portion of bank debt	$127	$131

The interest expense associated with the bank debt during the three months ended March 31, 2016 and 2015 amounted to $2 and $3, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

6. TERM LOANS

Term loans as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$3	$3

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, due November 2016	106	106

Term loan, White Oak Global Advisors, LLC, originally maturing in February 2019 and paid during February of 2016, interest of 12% with 2% paid-in-kind interest, net of debt discount $366	-	10,938

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, 12% interest, unsecured, maturing in May 2016, net of debt discount of $1 and $9, respectively	150	748

12% senior convertible note, unsecured, maturing in January 2017, net of debt discount of $325 and $507, respectively	1,546	1,599

12% senior convertible note, unsecured, maturing in November 2016, net of debt discount of $108 and $173, respectively	417	352

12% senior convertible note tranche 1, unsecured, matured in January 2016, net of debt discount of $15	-	235

12% senior convertible note tranche 2, unsecured, matured in February 2016, net of debt discount of $80	-	253

12% senior convertible note tranche 3, unsecured, matured in March 2016, net of debt discount of $55	-	445

10% senior secured convertible debenture, JGB (Cayman) Waltham Ltd., maturing in June 2017, net of debt discount of $3,474 and $4,179, respectively	3,326	3,321

12% convertible note, Richard Smithline, unsecured, maturing in January 2017, net of debt discount of $68 and $107, respectively	371	419

8.5% senior secured convertible note, JGB (Cayman) Concord Ltd., maturing February 2019, net of debt discount of $1,319	10,282	-

	31,827	34,045
Less: Current portion of term loans	(4,015)	(3,787)

Long-term portion term loans, net of debt discount	$27,812	$30,258

The interest expense, including amortization of debt discounts, associated with the term loans payable in the quarters ended March 31, 2016 and 2015 amounted to $3,798 and $1,658, respectively.

Promissory Notes to the Mark Munro 1996 Charitable Remainder UniTrust

On February 10, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $100 principal amount of its January 1, 2014 note into 42,553 shares of the Company’s common stock.

On February 25, 2015, the Company restructured the terms of certain related-party notes and the Mark Munro 1996 Charitable Remainder UniTrust in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

In consideration for such restructuring, the Company issued to the Mark Munro 1996 Charitable Remainder UniTrust 89,900 shares of common stock which resulted in a loss on extinguishment of debt of $220 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2015.

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

Revolving Line of Credit

On July 3, 2014, the Company obtained an unsecured $3,000 interim revolving line of credit from the Mark Munro 1996 Charitable Remainder UniTrust to provide working capital as well as cash to make the Company’s upcoming amortization payments pursuant to the Company’s Convertible Debentures. The line bore interest at the rate of 1.5% per month on funds drawn and matured on March 31, 2016.

As of March 31, 2016 and December 31, 2015, there was no amount outstanding under the related party revolving line of credit.

Term Loan - White Oak Global Advisors, LLC

On October 9, 2014, the Company’s former wholly-owned subsidiary, VaultLogix, entered into a loan and security agreement with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, DPS, USDSA and U.S. Data Security Corporation (“USDSC”) as guarantors, pursuant to which, VaultLogix received a term loan in an aggregate principal amount of $13,261. Interest on the term loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate (as defined), as adjusted as of each Libor Index Adjustment Date (as defined) and (ii) 1.00% per annum; plus (b) 1100 basis points per annum. The LIBOR Index Rate was 1.0896 as of December 31, 2015; however, this did not exceed the 12% stated rate as defined in item (ii) above.

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

The term loan is subject to certain affirmative and negative covenants that are tested at the end of each fiscal quarter. The Company was in compliance with all covenants as of December 31, 2015.

Principal of $11,305 remained outstanding as of December 31, 2015.

On February 17, 2016, the Company entered into a securities exchange agreement whereby the Company and VaultLogix exchanged the White Oak Global Advisors term loan and assigned the term loan to JGB (Cayman) Concord Ltd. Refer to the JGB (Cayman) Concord Ltd. Senior Secured Convertible Note section of this note for further explanation. As a result of this assignment, the Company and VaultLogix’s obligations to White Oak Global Advisors, LLC has been satisfied as of March 31, 2016. The Company recorded a $843 loss on extinguishment of debt in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

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

As of March 31, 2016, the Company had not forced any conversions.

Promissory Notes

The Company entered into a securities purchase agreement with an investor whereby the Company issued to the investor a demand promissory note, dated November 17, 2014, in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matured on the earlier of: (x) November 10, 2015 or (y) upon demand by the investor, which such demand could be made any time 150 days following the issuance of the note upon 30 days’ written notice to the Company; provided, that $60 of interest was guaranteed by the Company regardless of when the note was repaid. The Company could have redeemed the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium could be paid in cash or common stock at the option of the Company. The holder demanded repayment of the demand promissory note by May 16, 2015.

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

On August 6, 2015, the Company amended the May 14, 2015 term promissory note to increase the principal amount of the note to $1,060 and modify the terms of the promissory note to allow for the investor to convert the note into shares of the Company’s common stock. The term promissory note is convertible into shares of the Company’s common stock at the election of the investor at a conversion price equal to $2.00 per share, subject to certain adjustments.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On November 12, 2015, the Company entered into a securities purchase agreement with the investor whereby the Company issued a senior convertible note, for cash proceeds of $500, in the original principal amount of $525. The note has a term of one year, bears interest at the rate of 12% per annum and, at the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $1.75 per share, subject to adjustment as set forth in the note. The note began amortizing in twelve bi-weekly installments beginning on May 12, 2016. Amortization payments may be made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such amortization payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the amortization conversion rate, which is equal to the lower of (x) $1.75 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

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

During the quarter ended March 31, 2016, the investor who holds the promissory note tranches issued on November 13, 2015, November 27, 2015, and December 11, 2015 converted the debt into shares of the Company’s common stock. Below is a summary of the transactions:

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

Principal of $2,547 and $4,471 on the notes remained outstanding as of March 31, 2016 and December 31, 2015, respectively.

Bridge Financing - GPB Life Science Holdings, LLC

The Company entered into a bridge financing agreement, effective as of December 3, 2014, with GPB Life Science Holdings, LLC, whereby the Company issued to the investor for gross proceeds of $2,375 (i) a senior secured note, dated December 3, 2014, in the principal amount of $2,500 with interest accruing at the rate of 12% per annum and (ii) a four-year warrant, dated December 3, 2014, exercisable for up to 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The note matured upon the earlier of: June 1, 2015 or (y) the date of a Major Transaction (as defined in the purchase agreement). In addition, upon maturity of the note, the Company was required to pay the investor additional interest in cash, which interest was to accrue over the term of the note at the rate of 4% per annum. The note was secured by (i) a first priority security interest in and to all Accounts Receivable (as defined in the purchase agreement) of the Company and its subsidiaries, except those of VaultLogix, and (ii) a first priority security interest and lien on all Collateral (as defined in the purchase agreement) of the Company and its subsidiaries, which lien and security interest was to go into effect at such time as White Oak Global Advisors, LLC (“White Oak”) released (or was deemed to have released pursuant to the applicable documents between it and the Company), its liens and security interest on any collateral of the Company and the Company’s obligation to grant, pledge or otherwise assign a lien in favor of White Oak was terminated (pursuant to the applicable documents between White Oak and the Company). Refer to Note 7 Derivative Instruments for further detail on the warrant to purchase 250,000 shares of common stock.

On December 31, 2014, pursuant to the bridge financing agreement, the Company issued to the investor an additional note in the principal amount of $1,500 for a purchase price of $1,425 with interest accruing at the rate of 12% per annum. The Company used the proceeds of this additional financing to repay the convertible note payable to 31 Group, LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expires 180 days from the original issue date. Refer to Note 7 Derivative Instruments for further detail on the warrant to purchase 150,000 shares of common stock.

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

The Company accounted for Amendment No. 1 to the bridge financing agreement in accordance with ASC 470-50, Debt – Modifications and Extinguishments (“ASC Topic 470-50”). In accordance with ASC Topic 470-50, the Company extinguished the December 3, 2014 and December 31, 2014 bridge financing senior secured convertible notes in the amounts of $2,500 and $1,500, respectively, and recorded a new bridge financing senior secured convertible note in the amount of $6,020 on the balance sheet as of May 15, 2015. The fair value of the Amendment No. 1 senior secured convertible note was $6,020, which was an amount in excess of the face value of the $6,000 senior secured convertible note and as such, the Company recorded the fair value of the lender’s conversion feature of the note of $827 to additional paid-in capital on the balance sheet and a related loss on debt extinguishment of $847 on the consolidated statement of operations. In addition, the Company used a Monte-Carlo simulation to fair-value the lender’s default premium option and recorded a derivative liability of $22 to debt discount on the consolidated balance sheet as of May 15, 2015.

On August 12, 2015, the Company and GPB Life Science Holdings, LLC entered into Amendment No. 2 to the original bridge financing agreement, dated December 3, 2014, whereby the Company and GPB Life Science Holdings, LLC agreed to (i) reduce the conversion price of the notes from $3.75 to $2.00 per common share, (ii) amend and restate the prior warrants and additional warrants to reduce the exercise price from $3.75 to $2.00 per warrant share, (iii) increase the number of amortization payment dates and reduce the amortization payments to $563, and (iv) permit the Company to make the amortization payments in shares of the Company common stock converted from any of the prior notes or the new notes. The conversion price for the shares of the Company’s common stock used to make an amortization payment shall be the lesser of (i) $2.00 and (ii) 75% of the average of the volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment. Refer to Note 7 Derivative Instruments for further detail on the reduction of the conversion price, amendment and restatement of the warrants.

The Company accounted for Amendment No. 2 in accordance with ASC 470-50. In accordance with ASC Topic 470-50, the Company modified the May 15, 2015 Amendment No. 1 bridge financing senior secured convertible note in the amount $6,020. In conjunction with this transaction, the Company modified the terms of the equity warrants to reduce the conversion price from $3.75 to $2.00 per share of the Company’s common stock. Refer to Note 7 Derivative Instruments for further detail on the reduction of the conversion price of the warrants.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company accounted for the exchange in accordance with ASC 470-50. In accordance with ASC Topic 470-50, the Company extinguished each tranche exchanged and recorded a new note to the investor. For Tranche 1, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 1 and recorded a loss on extinguishment of $8 on the consolidated statement of operations as of November 13, 2015. For Tranche 2, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 2 and recorded a loss on debt extinguishment of $92 on the consolidated statement of operations as of November 27, 2015. For Tranche 3, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 3.

On December 29, 2015, the Company entered into a conversion agreement with GPB Life Science Holdings, LLC pursuant to which, among other things, (i) the Company used $2,300 of the proceeds of the JGB (Cayman) Waltham Ltd. senior secured convertible debentures (as described later within this footnote) to reduce the total amount owed by the Company to GPB Life Science Holdings, LLC to $1,500, (ii) the Company agreed that, if the closing price per share of the Company’s common stock 90 days after December 29, 2015 was less than the remaining balance conversion price, as adjusted, then the Company would issue to GPB Life Science Holdings, LLC additional unregistered shares of the Company’s common stock in an aggregate amount equal to the amount set forth in the conversion agreement, (iii) GPB Life Science Holdings, LLC and the Company agreed to convert the remaining balance of $1,500 into shares of the Company’s common stock at a conversion price per share equal to 75% multiplied by the lower of (x) the average volume weighted average price per share of the Company’s common stock for the five prior trading days and (y) the one day volume weighted price for a share of the Company’s common stock on December 29, 2015, (iv) GPB Life Science Holdings, LLC agreed to reduce the exercise price of those certain outstanding warrants originally issued by the Company on May 14, 2015 to $1.75, and (v) GPB Life Science Holdings, LLC released all of its remaining security interest in the assets of the Company. On January 22, 2016, the Company issued 500,000 shares of common stock in full settlement of this provision and GPB Life Science Holdings, LLC released its remaining security interest in the assets of the Company (refer to Note 9 Stockholders’ Deficit for additional detail).

The Company accounted for the payment of $2,300 principal amount outstanding (as noted in item (i) above) to GPB Life Science Holdings, LLC in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished $2,300 of the note payable to GPB Life Science Holdings, LLC, removed the existing derivative liability related to the maturity date feature of $31, reduced the beneficial conversion feature of $139 which was recorded in additional paid in capital, reduced accrued interest on the notes of $199, paid $25 in legal fees, and paid interest of $419. In addition, the Company amended the warrants attached to the GPB Life Science Holdings, LLC convertible debentures (refer to Note 7 Derivative Instruments for additional detail).

On December 29, 2015, GPB Life Science Holdings, LLC converted $1,500 of principal amount outstanding into 1,918,649 shares of the Company’s common stock.

Richard Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 7 Derivative Instruments for further detail on the derivative features associated with the Richard Smithline Senior Convertible Note.

Principal of $439 and $526 remained outstanding as of March 31, 2016 and December 31, 2015, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. (“JGB Waltham”) whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a $500 original issue discount senior secured convertible debenture in the principal amount of $7,500. The debenture has a maturity date of June 30, 2017, bears interest at 10% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to $1.33 per share, subject to adjustment as set forth in the debenture. The Company shall pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the debenture in arrears each calendar month and on the maturity date in cash, or, at the Company’s option and subject to the Company satisfying certain equity conditions, in shares of the Company’s common stock. In addition, December 29, 2016 shall be an interest payment date on which the Company shall pay to JGB Waltham a fixed amount, which shall be additional interest under the debenture, equal to $350 in cash, shares of the Company’s common stock or a combination thereof. Commencing on February 29, 2016, JGB Waltham shall have the right, at its option, to require the Company to redeem up to $350 of the outstanding principal amount of the debenture per calendar month, which redemption may be made in cash or, at the Company’s option and subject to satisfying certain equity conditions, in shares of the Company’s common stock. The debenture is guaranteed to by the Company and certain of its subsidiaries and is secured by all assets of the Company. The total cash received by the Company as a result of this agreement was $3,730.

The Company used a portion of the proceeds from the debenture to pay $2,300 remaining under the Bridge Financing – GPB Life Science Holdings, LLC senior secured convertible debt.

Principal of $6,800 and $7,500 remained outstanding as of March 31, 2016 and December 31, 2015, respectively.

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

On February 17, 2016, the Company entered into a securities exchange agreement by and among the Company, VaultLogix, and JGB (Cayman) Concord Ltd. (“JGB Concord”), whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to JGB Concord a new 8.25% senior secured convertible note dated February 18, 2016 in the principal amount of $11,601. As a result of the assignment, the obligations of the Company and VaultLogix to White Oak Global Advisors, LLC were satisfied.

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

Interest on the senior secured convertible note is due in arrears each calendar month in cash, or, at the Company’s option and subject to stockholder approval, in shares of the Company’s common stock. Commencing on the stockholder approval date, JGB Concord shall have the right, at its option, to convert the senior secured convertible note, in whole or in part, into shares of the Company’s common stock, subject to certain beneficial ownership limitations. The senior secured convertible note is secured by all assets of VaultLogix as well as a cash collateral blocked deposit account.

Prior to the nine-month anniversary date of the senior secured convertible note, the Company may not prepay all or any portion of the senior secured convertible note without prior written consent of JGB Concord. At any time from time to time after the nine-month anniversary of the date of the senior secured convertible note, the Company may prepay, upon ten trading days’ notice, for cash in an amount equal to the sum of 100% of the principal amount of the senior secured convertible note plus accrued but unpaid interest thereon. JGB Concord shall have the ability, upon twenty trading days’ notice, to require redemption of the senior secured convertible note in cash: (i) commencing on August 1, 2017, (ii) in the event that 15,000,000 shares of the Company’s common stock has already been issued pursuant to the senior secured convertible note, or (iii) in the event that any of the equity conditions (as defined in the senior secured convertible note), at any time after July 31, 2016, are not or cease to be satisfied for any reason for three consecutive trading days. In addition, the Company has restricted 105% of the proceeds received based on certain terms of the agreement.

Principal of $11,601 remained outstanding as of March 31, 2016.

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

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding as of March 31, 2016 and December 31, 2015.

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

On September 17, 2015, the third anniversary date of the warrants, the Company failed to comply with the Minimum Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2017.

On March 31, 2016 and December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on that date, and determined the fair value was $34 and $21, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2016 and 2015 as a (loss) of $(13) and gain of $107, respectively.

The fair value of the warrant derivative liability as of March 31, 2016 and December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2016	2015

Fair value of Company’s common stock	$0.95	$1.00
Volatility (for March 31, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	105%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.47 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	0.66%	0.86%

As of March 12, 2014, the lenders under the loan agreement assigned their loans to 31 Group, LLC and Dominion Capital LLC and such assignees agreed to convert the outstanding principal amount of the loans into shares of the Company’s common stock at a conversion price of $10.50 per share. In connection with that agreement, the Company agreed that if 85% of the volume weighted average price of the Company’s common stock on April 14, 2014 was less than $10.50, the Company would issue an additional number of shares of the Company’s common stock such that the average conversion price of the loans was such lower price.

On April 15, 2014, the Company entered into an amendment to that agreement, due to the decline in the trading price of the Company’s common stock, pursuant to which the Company amended the provision requiring it to issue additional shares of common stock by issuing (i) 363,853 shares of common stock and warrants to purchase 100,000 shares of common stock to Dominion Capital LLC, and (ii) 401,996 shares of common stock and warrants to purchase 125,000 shares of common stock to 31 Group, LLC. The warrants are exercisable at a price of $7.25 per share for a three-year period, provided that if the shares of common stock underlying the warrants are registered under the Securities Act, the exercise period of the warrants will be reduced to two years. On April 15, 2014, the day the warrants were issued, the Company recorded a derivative liability in the amount of $416. The amount was recorded as a loss on extinguishment of debt on the unaudited condensed consolidated statement of operations. The amount of the derivative liability was computed by using the Black-Scholes pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On April 7, 2015, the Company entered into an Exchange Agreement (“31 Exchange Agreement”) with 31 Group, LLC, whereby the Company exchanged the April 15, 2014 warrants for a new warrant. Please refer to the 31 Group, LLC April 2015 Warrants section of this footnote for further detail on the new warrant.

On March 31, 2016 and December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability relating to the April 15, 2014 warrants on that date, and determined the fair value was nominal. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2016 and 2015 as a gain of zero and $52, respectively.

The fair value of the April 15, 2014 warrants derivative at March 31, 2016 and December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2016	2015

Fair value of Company’s common stock	$0.95	$1.00
Volatility (for March 31, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	105%	80%
Exercise price	$7.25	$7.25
Estimated life	0.5 months	3.5 months
Risk free interest rate (based on 1-year treasury rate)	0.18%	0.33%

12% Convertible Debentures Convertible Feature

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company’s common stock issued to the original purchasers of the Convertible Debentures, which amount was amortized over the life of the Convertible Debentures. The Company also recorded a debt discount in the amount of $6,620, which amount was amortized over the life of the Convertible Debentures. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature. The Company recorded interest expense of $210 related to the amortization of the debt discount for the three months ended March 31, 2015.

During the quarter ended March 30, 2015, the Company used a Monte Carlo simulation to determine the fair value of the embedded conversion feature of the Convertible Debentures and determined the fair value of the embedded conversion feature to be de minimis. The Company recorded the change in fair value of the derivative liability as a gain in the unaudited condensed consolidated statement of operations of $180 for the three months ended March 31, 2015.

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

On March 4, 2015, the Company and Forward Investments, LLC restructured certain promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 11, Related Parties, for further detail). The Company accounted for this restructuring of the promissory notes as a debt modification under ASC 470-50. As part of the modification, the Company analyzed the embedded conversion feature and recorded a loss on fair value of derivative instruments of $2,600 on the unaudited condensed consolidated statement of operations.

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

On August 3, 2015, the Company and Forward Investments, LLC agreed to reset the conversion price of the convertible notes to $1.58 per share of the Company’s common stock. As a result, the Company used a Monte Carlo simulation to determine the fair value of the conversion features on the date of the agreement. On the date of the transaction, the fair value of the Forward Investments convertible notes conversion feature did not change and as such, no change in fair value of derivative instruments was recorded on the unaudited condensed consolidated statement of operations.

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

On March 31, 2016 and December 31, 2015 the fair value of the conversion feature of the Forward Investments, LLC loans was $11,542 and $13,534, respectively, which is included in derivative financial instrument at estimated fair value on the consolidated balance sheets. The change in the fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain in the unaudited condensed consolidated statements of operations of $1,992 and $640 as of March 31, 2016 and 2015, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2016

Principal amount	$3,650	$390	$2,825	$4,373
Conversion trigger price per share	$0.78	$0.78	$0.78	$0.78
Risk free rate	1.34%	1.34%	0.21%	0.70%
Life of conversion feature (in years)	5.8	5.8	0.3	1.8
Volatility	105%	105%	105%	105%

	December 31, 2015

Principal amount	$3,650	$390	$2,825	$4,373
Conversion trigger price per share	$0.78	$0.78	$0.78	$0.78
Risk free rate	1.93%	1.93%	0.49%	1.06%
Life of conversion feature (in years)	6.0	6.0	0.5	2.0
Volatility	105%	105%	105%	105%

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On March 31, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $78 and $339, respectively. The Company recorded a gain on fair value of derivative instruments of $261 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2016	December 31, 2015

Principal amount	$1,784	$2,105
Conversion price per share	$1.25	$1.25
Conversion trigger price per share	None	None
Risk free rate	0.53%	0.69%
Life of conversion feature (in years)	0.85	1.10
Volatility	105%	105%

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

On March 31, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $95 and $155, and recorded a gain on fair value of derivative instruments of $60 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2016	December 31, 2015

Principal amount	$525	$525
Conversion price per share	$1.75	$1.75
Conversion trigger price per share	None	None
Risk free rate	0.44%	0.61%
Life of conversion feature (in years)	0.62	0.87
Volatility	105%	105%

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

On December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the three tranches of senior convertible notes and determined the fair value to be $57 related to tranche one, $78 related to tranche two, and $118 related to tranche three. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2016 as a gain in the unaudited condensed consolidated statements of operations of $252; as the three tranches of senior convertible notes were converted into shares of the Company’s common stock during the three months ended March 31, 2016.

The fair value of the senor convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2015
Principal amount	$250	$333	$500
Conversion price per share	$1.25	$1.25	$1.25
Conversion trigger price per share	None	None	None
Risk free rate	0.14%	0.14%	0.15%
Life of conversion feature (in years)	0.08	0.12	0.16
Volatility	105%	105%	105%

31 Group, LLC April 2015 Warrants

In April 2015, the Company exchanged two warrants previously issued to 31 Group, LLC on April 15, 2014 and July 1, 2014 for two new warrants, each of which is identical to the previous warrants issued, except that the exercise price of such new warrants is $5.00 per share, subject to adjustments noted within the 31 Exchange Agreement. Pursuant to the 31 Exchange Agreement, on July 1, 2015, the Company was obligated to pay 31 Group, LLC a cash make-whole amount equal to the greater of (a) zero (0) and (b) the difference of (i) $5,175 less (ii) the product of (x) the Exchange Share Amount (as defined in the 31 Exchange Agreement) and (y) the quotient of (A) the sum of each of the 30 lowest daily volume weighted average prices of the Company’s common stock during the period commencing on, and including, April 8, 2015 and ending on, and including, June 30, 2015, divided by (B) 30. As part of the 31 Exchange Agreement, the registration rights agreement previously entered into between the Company and 31 Group, LLC in October 2014 was terminated.

On the date of issuance, the Company used the Black-Scholes pricing method, which is not materially different from a binomial lattice valuation methodology, to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $15 and $11, respectively.

On May 14, 2015, the Company and 31 Group, LLC entered into an amended agreement whereby the Company issued 100,000 shares of unregistered common stock of the Company to 31 Group, LLC in exchange for the termination of any obligation of the Company to pay the make-whole payment, as described in the 31 Group, Exchange Agreement.

On March 31, 2016 and December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the warrants and derived an implied fair value of $5 and $2, respectively, which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2016 as a loss in the unaudited condensed consolidated statements of operations of $3.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the 31 Group, LLC April 2015 exchange agreement warrants derivative as of March 31, 2016 and December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	March 31,		December 31,
	2016		2015
	April 15,	July 1,	April 15,	July 1,
	2014	2014	2014	2014
	Warrant	Warrant	Warrant	Warrant
Fair value of Company's common stock	$0.95	$0.95	$1.00	$1.00
Volatility (for March 31, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	105%	105%	80%	80%
Exercise price per share	$5.00	$5.00	$5.00	$5.00
Estimated life	0.5 months	1.25 years	3.5 months	1.5 years
Risk free interest rate (based on 1-year treasury rate)	0.18%	0.66%	0.33%	0.86%

Bridge Financing Agreement Warrants

On December 29, 2015, the Company entered into an agreement with the JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB (Cayman) Waltham Ltd. a senior secured convertible debenture (as noted in Note 6 Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the tranche warrants and revalued the warrants at the $1.75 conversion price and determined that the fair value of the warrants was $258, which is included in common stock warrants within the stockholders’ deficit section on the condensed consolidated balance sheet as of December 31, 2015.

Bridge Financing Amendment No. 2 Feature

On December 29, 2015, the Company entered into an agreement with the JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB (Cayman) Waltham Ltd. a senior secured convertible debenture (as noted in Note 6 Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the maturity date feature prior to the payoff transaction and determined that the feature had a fair value of $31 as of December 31, 2015. In conjunction with the payoff, the Company re-evaluated the maturity date feature and determined that the derivative was extinguished along with the related bridge financing debt.

Richard Smithline Senior Convertible Note Embedded Features

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

On March 31, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible noted and determined the fair value to be $18 and $85, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2016 as a gain in the unaudited condensed consolidated statements of operations of $67.

The fair value of the Smithline derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2016	December 31, 2015

Principal amount	$526	$526
Conversion price per share	$1.25	$1.25
Conversion trigger price per share	None	None
Risk free rate	0.53%	0.69%
Life of conversion feature (in years)	0.85	1.10
Volatility	105%	105%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture Features

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a 10% original issue discount senior secured convertible debenture in the aggregate principal amount of $7,500. The debenture has a maturity date of June 30, 2017, bears interest at 10% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to $1.33 per share, subject to adjustment as set forth in the debenture. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On December 29, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $1,479 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On March 31, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible noted and determined the fair value to be $2,200 and $3,150, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2016 as a gain in the unaudited condensed consolidated statements of operations of $950.

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2016	December 31, 2015

Principal amount	$6,800	$7,500
Conversion price per share	$1.33	$1.33
Conversion trigger price per share	$4.00	$4.00
Risk free rate	0.63%	0.86%
Life of conversion feature (in years)	1.25	1.50
Volatility	105%	105%

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

On February 17, 2016, the Company entered into a securities exchange agreement by and among the Company, VaultLogix, and JGB (Cayman) Concord Ltd., whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to the lender party a new 8.25% senior secured convertible note dated February 18, 2016 in the aggregate principal amount of $11,601. The note has a maturity date of February 18, 2019, bears interest at 8.25% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to the lowest of: (a) $2.00 per share, (b) 80% of the average of the volume weighted average prices for each of the five consecutive trading days immediately prior to the applicable conversion date, and (c) 85% of the volume weighted average price for the trading day immediately preceding the applicable conversion date, subject to adjustment as set forth in the note.

The Company evaluated the senior secured convertible note’s settlement provisions and determined that the conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On February 18, 2016, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $1,350 related to the conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a derivative liability. The debt discounts are being amortized over the life of the loan.

On March 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $2,030 and recorded a loss on fair value of derivative instruments of $680 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

The fair value of the JGB (Cayman) Concord Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31, 2016

Principal amount	$11,601
Conversion price per share	$2.00
Conversion trigger price per share	None
Risk free rate	0.45%
Life of conversion feature (in years)	0.64
Volatility	105%

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

Net Settlement of Accounts Payable

On March 25, 2015, the Company issued 300,000 shares of common stock and a warrant to purchase 80,000 shares of common stock to a third-party vendor to settle various accounts payable. The shares of common stock were issued with a six-month restrictive legend and as such, the fair value of the accounts payable to be paid with the common stock has not yet been determined. The Company recorded the common stock at a fair value of $648 and the warrant with a fair value of $106, which reduced the accounts payable to the third party in the amount of $1,475. The Company recorded a derivative liability of $721 at the time the shares were issued. The Company used a Black-Scholes pricing model to determine the fair value of the warrant on the date it was issued.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

8. INCOME TAXES

As of March 31, 2016 and December 31, 2015, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $87,954 and $64,489, respectively, and state NOL’s of approximately $83,158 and $60,617, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of March 31, 2016 and December 31, 2015, the Company had federal tax credit carry forwards of $694 and $690, respectively, available to reduce future taxes. These credits begin to expire in 2022.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percent over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code. As disclosed, the Company has taken these limitations into account in determining its available NOL’s.

During 2012, the Company acquired ownership of three entities that had historically used the cash method of accounting for tax purposes. Section 446 of the Internal Revenue Code of 1986, as amended, requires that the Company prepare its tax returns using the accrual method of accounting. As a result of this change from cash to accrual accounting for income tax purposes, the Company recognized $1,193 of income during 2015.

During 2012 and 2013, the Company acquired 100% of a Puerto Rican limited liability company, thereby subjecting the Company to Puerto Rico income taxes on any Puerto Rico-sourced taxable income. Such taxes paid are considered foreign taxes that may be credited against federal income taxes payable in future years.

The Company’s 2013 U.S. corporation income tax return is currently under examination. The Internal Revenue Service has questioned the Company’s classification of certain individuals as independent contractors rather than employees, and the year of income tax reporting of restricted stock issuances. The Company estimates its potential liability to be $500, but the liability, if any, upon final disposition of these matters is uncertain.

9. STOCKHOLDERS’ DEFICIT

Common Stock:

Issuance of shares of common stock to third parties for services and non-employees

During February 2016, the Company issued 180,852 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $0.52 per share and were immediately vested. The Company recorded $9 to salaries and wages expense as $85 was accrued as of December 31, 2015.

During March 2016, the Company issued 90,909 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $0.68 per share and were immediately vested. The Company recorded $62 to salaries and wages expense.

Issuance of shares pursuant to promissory notes

In January 2016, the Company issued an aggregate of 466,669 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $583. The shares were issued at $1.25, per the terms of the notes payable.

In February 2016, the Company issued an aggregate of 649,098 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $590. The shares were issued at $1.25, per the terms of the notes payable.

In March 2016, the Company issued an aggregate of 402,520 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $289. The shares were issued at $1.25, per the terms of the notes payable.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Issuance of shares pursuant to Smithline Senior Convertible Note

In February 2016, the Company issued an aggregate of 199,573 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $75. The shares were issued at $0.38, per the terms of the note payable.

In March 2016, the Company issued an aggregate of 105,835 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $49. The shares were issued at $0.46, per the terms of the note payable.

Issuance of shares pursuant to Bridge Financing Provision

In January 2016, the Company issued an aggregate of 500,000 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $320. The shares were valued at fair value at $0.64 per share.

Issuance of shares pursuant to acquisition of assets of SDN Essentials, LLC

In January 2016, the Company issued 1,000,000 shares of common stock valued at $1.00 per share in connection with the acquisition of assets of SDN. In addition to the aforementioned shares, the Company paid $50 in cash and an earn out provision of $515, subject to SDN meeting certain revenue targets. The Company will also issue a pool of 50,000 shares of the Company’s common stock which will be allocated among all employees of SDN.

Purchase of Treasury Shares

During March 2016, the Company repurchased 1,961 shares from an employee who terminated employment for $1. The shares were valued at fair value at $0.54 per share. The Company then repurchased 141,322 shares at par value of $0.0001 per share from twenty employees who terminated employment.

10. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,023,116	$3.50
Vested	(44,666)	$2.68
Forfeited/Cancelled	(141,322)	$2.93
Outstanding at March 31, 2016	1,837,128	$3.57

For the three months ended March 31, 2016 and 2015, the Company incurred $71 and $474, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $677 and $849 in stock compensation expense on shares subject to vesting terms in previous periods during the quarters ended March 31, 2016 and 2015, respectively.

Issuance of shares of common stock to employee for incentive earned

During March 2016, the Company issued an aggregate of 73,519 shares to an employee in settlement of incentives earned. The shares were valued at fair value at $0.68 per share. The Company had accrued for $50 of the expense in 2015.

Options

There were no options granted during the three months ended March 31, 2016 or 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2016:

	Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	175,000	$3.72	6.29	$476
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2016	175,000	$3.72	6.04	$485
Exercisable at March 31, 2016	158,333	$3.72	6.05	$439

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2016 and December 31, 2015 of $0.95 and $1.00, respectively.

11. RELATED PARTIES

At March 31, 2016 and December 31, 2015, the Company had outstanding the following loans due to related parties:

	March 31, 2016	December 31, 2015

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $64 and $72, respectively	$533	$525
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $61 and $68, respectively	314	307
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $103 and $116, respectively	1,234	1,221
Promissory note issued to Pasack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $254 and $286, respectively	2,396	2,364
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on July 1, 2016, unsecured, net of debt discount of $443 and $749, respectively	6,032	5,727
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $1,377 and $1,528, respectively	2,996	2,844
Promissory notes issued to Forward Investments, LLC, 6.5% interest, maturing on July 1, 2016, unsecured, net of debt discount of $93 and $147, respectively	297	243
Former owner of IPC, unsecured, 8% interest, due May 30, 2016	5,755	5,755
Former owner of IPC, unsecured, 15% interest, due on demand	75	75
Former owner of Nottingham, unsecured, 8% interest, maturing on May 30, 2016	225	225
	19,857	19,286
Less: current portion of debt	(11,410)	(11,103)
Long-term portion of notes payable, related parties	$8,447	$8,183

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended March 31, 2016 and 2015 was $902 and $1,661, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Restructuring of Related Party Promissory Notes Issued in 2014

On February 25, 2015, the Company restructured the terms of certain related-party promissory notes and term loans issued to Mark Munro, CamaPlan FBO Mark Munro IRA, 1112 Third Ave. Corp., the Mark Munro 1996 Charitable Remainder Trust and Pascack Road, LLC in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon. The following notes were restructured as follows:

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

Revolving Line of Credit

On July 3, 2014, the Company obtained an unsecured $3,000 interim revolving line of credit from the Mark Munro 1996 Charitable Remainder UniTrust to provide working capital as well as cash to make the Company’s upcoming amortization payments pursuant to the Company’s Convertible Debentures. The line bore interest at the rate of 1.5% per month on funds drawn and matured on March 31, 2016.

As of March 31, 2016 and December 31, 2015, there was no amount outstanding under the related party revolving line of credit.

12. SEGMENTS

The Company operates in four reportable segments: applications and infrastructure, professional services, managed services, and cloud services. The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities, Tropical, RM Leasing, and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDN. The managed services operating segment is comprised of the operations of IPC, RentVM and Nottingham. The cloud services operating segment is comprised of the operations of Axim.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

In addition to the operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin. As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes. The Company’s former VaultLogix subsidiary, which was included in the Company’s cloud services segment, were reclassified as “discontinued operations” to conform to classifications used in the current period related to the sale of VaultLogix and its subsidiaries.

Segment information relating to the Company’s results of continuing operations was as follows:

Revenue by Segment	Three months ended March 31,
	2016	2015
		(Revised)
Applications and infrastructure	$5,235	$4,730
Professional services	6,520	6,864
Managed services	5,874	6,644
Cloud services	162	181
Total	$17,791	$18,419

Gross Profit	Three months ended March 31,
	2016	2015
		(Revised)
Applications and infrastructure	$726	$1,197
Professional services	1,453	1,453
Managed services	2,235	2,417
Cloud services	137	141
Total	$4,551	$5,208

Operating Income (Loss) by Segment	Three months ended March 31,
	2016	2015
		(Revised)
Applications and infrastructure	$(453)	$(121)
Professional services	(126)	(83)
Managed services	154	(380)
Cloud services	79	27
Corporate	(3,115)	(2,908)
Total	$(3,461)	$(3,465)

Interest Expense	Three months ended March 31,
	2016	2015
		(Revised)
Applications and infrastructure	$4	$8
Professional services	-	-
Managed services	2	-
Cloud services	-	-
Corporate	4,709	3,141
Total	$4,715	$3,149

Total Assets by Segment	March 31, 2016	December 31, 2015
Applications and infrastructure	$19,204	$19,593
Professional services	20,407	18,449
Managed services	24,042	24,718
Cloud services	15,231	3,840
Corporate	9,769	4,956
Assets of discontinued operations	-	20,675
Total	$88,653	$92,231

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Goodwill	March 31, 2016	December 31, 2015
Applications and infrastructure	$6,906	$6,906
Professional services	10,081	9,257
Managed services	7,496	7,495
Cloud services	915	917
Total	$25,398	$24,575

Revenues by Segment by Geographic Region	Three months ended March 31, 2016
	Domestic	Foreign	Total
Applications and infrastructure	$5,044	$191	$5,235
Professional services	6,488	32	6,520
Managed services	5,874	-	5,874
Cloud services	162	-	162
Total	$17,568	$223	$17,791

Revenues by Segment by Geographic Region	Three months ended March 31, 2015
	Domestic	Foreign	Total
	(Revised)
Applications and infrastructure	$4,317	$413	$4,730
Professional services	6,816	48	6,864
Managed services	6,644	-	6,644
Cloud services	7	174	181
Total	$17,784	$635	$18,419

Gross Profit by Segment by Region	Three months ended March 31, 2016
	Domestic	Foreign	Total
Applications and infrastructure	$683	$43	$726
Professional services	1,447	6	1,453
Managed services	2,235	-	2,235
Cloud services	137	-	137
Total	$4,502	$49	$4,551

Gross Profit by Segment by Region	Three months ended March 31, 2015
	Domestic	Foreign	Total
	(Revised)
Applications and infrastructure	$1,143	$54	$1,197
Professional services	1,438	15	1,453
Managed services	2,417	-	2,417
Cloud services	(3)	144	141
Total	$4,995	$213	$5,208

Operating (Loss) Income by Segment by Region	Three months ended March 31, 2016
	Domestic	Foreign	Total
Applications and infrastructure	$(475)	$22	$(453)
Professional services	(128)	2	(126)
Managed services	154	-	154
Cloud services	79	-	79
Corporate	(3,115)	-	(3,115)
Total	$(3,485)	$24	$(3,461)

Operating (Loss) Income by Segment by Region	Three months ended March 31, 2015
	Domestic	Foreign	Total
	(Revised)
Applications and infrastructure	$(129)	$8	$(121)
Professional services	(96)	13	(83)
Managed services	(380)	-	(380)
Cloud services	(119)	146	27
Corporate	(2,908)	-	(2,908)
Total	$(3,632)	$167	$(3,465)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

13. DISCONTINUED OPERATIONS

On February 17, 2016, the Company consummated the sale of certain assets of its former wholly-owned subsidiaries VaultLogix, Data Protection Services, L.L.C. (“DPS”) and U.S. Data Security Acquisition, LLC (“USDA”) (collectively, “Sellers”), for an aggregate purchase price of $24 (the “Sale”). The Sale was effected pursuant to the terms of an Asset Purchase Agreement, dated as of February 17, 2016 (the “Asset Purchase Agreement”), by and among the Company, Sellers and KeepItSafe, Inc., a Delaware corporation (“Buyer”). The cash purchase price the Buyer paid for the Assets was $24,000, which was payable to Sellers as follows: (i) $22,000 paid to the Company on the Closing Date (as defined in the Asset Purchase Agreement) and (ii) $2,000 deposited by Buyer in an escrow account to secure the performance of Sellers’ and the Company’s obligations, including any potential indemnification claims, under the Asset Purchase Agreement, to be released twelve months after the Closing Date. The closing payments are subject to customary working capital adjustments.

The assets of VaultLogix and its subsidiaries, DPS and USDA, have been included within the unaudited condensed consolidated balance sheet as non-current assets of discontinued operations as of December 31, 2015. The results of operations of VaultLogix and its subsidiaries, DPS and USDA, have been included within the line-item labelled net income (loss) on discontinued operations, net of tax within the consolidated statement of operations for the three months ended March 31, 2016 and 2015. The Company recorded a gain on the disposal of these assets of $2,638 for the three months ended March 31, 2016.

The following tables show the major classes of the Company’s discontinued operations as of December 31, 2015 and for the three months ended March 31, 2016 and 2015.

December 31,
2015
Long-term assets:
Property and equipment, net	$1,245
Goodwill	9,212
Intangible assets, net	10,218
Long-term assets of discontinued operations	$20,675

	For the three months ended
	March 31,
	2016	2015

Revenues	$1,216	$2,574
Cost of revenue	234	409
Gross profit	982	2,165

Operating expenses:
Depreciation and amortization	426	692
Salaries and wages	844	655
Selling, general and administrative	493	503
Total operating expenses	1,763	1,850

(Loss) income from operations	(781)	315

Other income (expenses):
Interest expense	(243)	(511)
Other expense	(30)	(13)
Gain on disposal	2,638	-
Total other income (expense)	2,365	(524)

Net income (loss) on discontinued operations	$1,584	$(209)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

14. SUBSEQUENT EVENTS

Notice from the Listing Qualifications Department of The Nasdaq Stock Market

On April 18, 2016, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing because the Company had not yet filed its Annual Report on Form 10-K for the period ended December 31, 2015. The Company filed the applicable Annual Report on Form 10-K with the SEC on June 17, 2016.

On May 24, 2016, the Company received a written notice from the Listing Qualifications Department of the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016. The notice provides that the Company had until June 17, 2016 to submit a plan to regain compliance with the Nasdaq’s continued listing requirement.

The Company submitted a plan to the Nasdaq on June 17, 2016 stating that the Company would file its Form 10-K on June 17, 2016 and the Form 10-Q for the quarter ended March 31, 2016 by June 30, 2016.

On June 27, 2016, the Company received a written notice from the Listing Qualifications Department of the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) for continued listing because the Company had not met certain equity requirements as of December 31, 2015.

The notice provides that the Company has 45 calendar days to submit a plan to regain compliance.

JGB Waltham First Forbearance and Amendment Agreement

On May 17, 2016, the Company entered into a Forbearance and Amendment Agreement (the “Debenture Forbearance Agreement”) with JGB Waltham pursuant to which JGB Waltham agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Debenture Forbearance Agreement. The defaults, which were not monetary in nature, related to the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Amended and Restated Senior Secured Convertible Note

In connection with the execution of the Debenture Forbearance Agreement, the Company executed and issued to JGB Waltham a second amended and restated senior secured convertible debenture (the “Amended and Restated Debenture”) in order to amend the original 10% senior secured convertible debenture (the “Original Debenture”) issued to JGB Waltham on December 29, 2015 by: (i) reducing the conversion price at which the Amended and Restated Debenture converts into shares of the Company’s common stock to $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture; and (ii) eliminating the provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) anti-dilution protection with respect to JGB Waltham’s conversion rights under the Original Debenture.

The Amended and Restated Debenture was issued in the principal amount of $7,500, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price equal to $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture. The Company shall pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Debenture, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay JGB Waltham an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Debenture on each of May 31, 2017, May 31, 2018 and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Debenture. JGB Waltham has the right, at its option, to require the Company to redeem up to $169 of the outstanding principal amount of the Amended and Restated Debenture plus the then accrued and unpaid interest thereon each calendar month, in cash. The Amended and Restated Debenture contains standard events of default.

Senior Secured Note

In connection with the execution of the Debenture Forbearance Agreement, the Company executed and issued to JGB Waltham a 0.67% senior secured note (the “2.7 Note”), dated May 17, 2016, in the principal amount of $2,745 to JGB Waltham. The 2.7 Note has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB Concord Second Forbearance and Amendment Agreement

On May 17, 2016, the Company entered into a forbearance and amendment agreement (the “Note Forbearance Agreement”) with VaultLogix and JGB Concord, pursuant to which JGB Concord agreed to forbear action with respect to certain existing default in accordance with the terms of the Note Forbearance Agreement. The defaults, which were not monetary in nature, related to the Company’s inability to timely file its annual report on form 10-K for the fiscal year ended December 31, 2015.

Amended and Restated Senior Secured Convertible Note

In connection with the execution of the Note Forbearance Agreement, the Company executed and issued to JGB Concord an amended and restated senior secured convertible note (the “Amended and Restated Note”) in order to amend the original note to JGB Concord by: (i) reducing the conversion price at which the Amended and Restated Note converts into shares of the Company’s common stock at $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Note; and (ii) eliminating provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) anti-dilution protection with respect to JGB Concord’s conversion rights under the original note.

The Amended and Restated Note was issued in the aggregate principal amount of $11,601, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Note. The Company and VaultLogix shall pay interest to JGB Concord on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Note, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay to JGB Concord an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Note on each of May 31, 2017, May 31, 2018, and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Note. JGB Concord has the right, at its option, to require the Company to redeem up to $322 of the outstanding principal amount of the Amended and Restated Note plus the then accrued and unpaid interest thereon each calendar month in cash. The Amended and Restated Note contains standard events of default.

Senior Secured Note

In connection with the execution of the Note Forbearance Agreement, the Company executed and issued to JGB Concord a 0.67% senior secured note (the “5.2 Note”), dated May 17, 2016, in the principal amount of $5,220 to JGB Concord. The 5.2 Note has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

Amended Agreement

On May 23, 2016, the Company entered into an amended agreement with JGB Concord, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors thereto (the “Amended Agreement”) pursuant to which, the Company requested that (i) JGB Concord cause $172 to be withdrawn from the Blocked Account (as defined in the original debenture) and made available to the Company, and (ii) JGB Concord cause $328 to be withdrawn from the Deposit Account (as defined in the original note) and made available to the Company and VaultLogix and, in exchange for the foregoing, (i) VaultLogix will guarantee the obligations of, and provide security for, the Amended and Restated Debenture and the 2.7 Note, (ii) the Guarantors (as defined in the Amendment Agreement) will guaranty all indebtedness due to JGB Concord under the Amended and Restated Note and 5.2 Note, and (iii) the Company and each Guarantor will provide security for all obligations owed to JGB Concord under the Amended and Restated Note and the 5.2 Note in accordance with the terms of an Additional Debtor Joinder, dated May 23, 2016, pursuant to which the Company and each additional party thereto agrees to be bound by the terms of that certain Security Agreement, dated as of February 18, 2016, made by VaultLogix in favor of the secured party thereto (the “February Security Agreement”).

Amendment Agreement

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham, and JGB Concord agreed to release an aggregate of $1,500 to be withdrawn from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) shall be amended by increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 0216; (ii) the December Debenture shall be amended by increasing the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) shall be amended by increasing the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note shall be amended by increasing the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, shall be 4.67%. As additional consideration for the release of the funds, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on June 17, 2016 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

We operate in four reportable segments: applications and infrastructure, professional services, managed services, and cloud services. The applications and infrastructure operating segment is an aggregation of the component operations of RM Leasing, TNS and the AWS Entities. On January 1, 2015, we merged the operations of Tropical into the operations of AWS. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDN. The managed services operating segment is primarily comprised of the operations of IPC. On January 1, 2015, we merged the operations of RentVM with the operations of IPC. The cloud services operating segment is comprised of the operations of Axim.

On February 17, 2016, we sold certain assets of our formally-owned VaultLogix and subsidiaries reporting unit, which was included in our cloud services segment. The operations of VaultLogix and its subsidiaries have been excluded from the comparative tables noted below.

Results of Continuing Operations – Three months ended March 31, 2016 and 2015

Revenues:

	Three months ended March 31,		Change
	2016	2015	Dollars	Percentage
Applications and infrastructure	$5,235	$4,730	$505	11%
Professional services	6,520	6,864	(344)	-5%
Managed services	5,874	6,644	(770)	-12%
Cloud services	162	181	(19)	-10%
Total	$17,791	$18,419	$(628)	-3%

Revenues for the three-month period ended March 31, 2016 decreased by $0.6 million, or 3%, to $17.8 million, as compared to $18.4 million for the corresponding period in 2015. The decrease in revenues resulted primarily from a decrease in revenues from one customer within our professional services segment and lower maintenance revenues within our managed services segment. Also during the quarter, the revenue decreases in our professional services and managed services segments were offset in part by the increase in our revenues of the applications and infrastructure segment. The increase in the applications and infrastructure segment resulted from increased revenues from one large customer.

During the three-month period ended March 31, 2016, 37% of our revenue was derived from our professional services segment, 33% from our managed services segment, 29% from our applications and infrastructure segment and 1% from our cloud services segment. During the three-month period ended March 31, 2015, 37% of our revenue was derived from our professional services segment, 36% from our managed services segment, 26% from our applications and infrastructure segment and 1% from our cloud services segment. Revenues from our cloud segment and the revenue from our managed services segment tends to be recurring in nature. Such recurring revenue was $6.0 million and $6.8 million for the three months ended March 31, 2016 and 2015, respectively.

Cost of revenue and gross margin:

	Three months ended March 31,		Change
	2016	2015	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$4,509	$3,533	$976	28%
Gross profit	$726	$1,197	$(471)	-39%
Gross profit percentage	14%	25%

Professional services
Cost of revenue	$5,067	$5,411	$(344)	-6%
Gross profit	$1,453	$1,453	$-	0%
Gross profit percentage	22%	21%

Managed services
Cost of revenue	$3,639	$4,227	$(588)	-14%
Gross profit	$2,235	$2,417	$(182)	-8%
Gross profit percentage	38%	36%

Cloud services
Cost of revenue	$25	$40	$(15)	-38%
Gross profit	$137	$141	$(4)	-3%
Gross profit percentage	85%	78%

Total
Cost of revenue	$13,240	$13,211	$29	0%
Gross profit	$4,551	$5,208	$(657)	-13%
Gross profit percentage	26%	28%

Cost of revenue for the three-month periods ended March 2016 and 2015 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $0.03 million, or -%, for the three-month period ended March 31, 2016 was primarily attributable increase in cost of revenue in our applications and infrastructure segment. The increase in cost of revenue from our applications and infrastructure segment was due to costs associated with the increase in revenue from a large customer. The increase in cost of revenue within our applications and infrastructure segment was offset by lower costs of revenue within our professional services and managed services segments. Costs of revenue as a percentage of revenues was 74% for the three-month period ended March 31, 2016, as compared to 72% for the same period in 2015.

Our gross profit percentage was 26% for the three-month period ended March 31, 2016, as compared to 28% for the comparable period in 2015. The overall decrease in gross profit percentage was primarily due to lower margins realized on jobs within our applications and infrastructure segment.

Salaries and wages:

	Three months ended March 31,		Change
	2016	2015	Dollars	Percentage
Applications and infrastructure	$443	$506	$(63)	-12%
Percentage of total revenue	2%	3%

Professional services	$1,110	$1,049	$61	6%
Percentage of total revenue	6%	6%

Managed services	$1,150	$1,837	$(687)	-37%
Percentage of total revenue	6%	10%

Cloud services	$-	$13	$(13)	-100%
Percentage of total revenue	0%	0%

Corporate	$1,403	$1,649	$(246)	-15%
Percentage of total revenue	8%	9%

Total	$4,106	$5,054	$(948)	-19%
Percentage of total revenue	23%	27%

For the three-month period ended March 31, 2016, salaries and wages decreased $1.0 million to $4.1 million as compared to approximately $5.1 million for the same period in 2015. The decrease resulted primarily from a decrease in salaries and wages in our managed services and corporate segments. The decrease in the managed services segment resulted from the transfer of certain employees from our managed services segment to our corporate segment. The decrease in the corporate segment resulted from a decrease in stock compensation expense. This decrease was offset by increased salary and wages expense in our professional services segment. Salaries and wages were 23% of revenue in the three-month period ended March 31, 2016, as compared to 27% for the same period in 2015. Our salaries and wages will not increase proportionally to the increase in our revenue.

General and Administrative:

	Three months ended March 31,		Change
	2016	2015	Dollars	Percentage
Applications and infrastructure	$525	$511	$14	3%
Percentage of total revenue	3%	3%

Professional services	$434	$416	$18	4%
Percentage of total revenue	2%	2%

Managed services	$629	$275	$354	129%
Percentage of total revenue	4%	1%

Cloud services	$44	$51	$(7)	-14%
Percentage of total revenue	0%	0%

Corporate	$1,705	$1,625	$80	5%
Percentage of total revenue	10%	9%

Total	$3,337	$2,878	$459	16%
Percentage of total revenue	19%	16%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $0.4 million, or 16%, to $3.3 million in the three-month period ended March 31, 2016, as compared to $2.9 million in the comparable period of 2015. The increase was primarily a result of increases in the managed services and corporate segments. The increase in the managed services segment resulted from a decrease in reimbursements from a vendor. General and administrative expenses increased to 19% of revenues in the three-month period ended March 31, 2016, from 16% in the comparable period in 2015.

Interest Expense:

Interest expense for the three-month period ended March 31, 2016 and 2015 was $4.7 million and $3.1 million, respectively. The increase in interest expense primarily resulted from debt incurred during December 31, 2015 and February 2016.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $4.3 million for three-month period ended March 31, 2016, as compared to net loss attributable to common stockholders of $10.4 million for the three months ended March 31, 2015. The decrease in net loss was primarily due to a decrease in debt extinguishment and modification losses totaling $3.4 million. Additionally, non-cash gains related to our derivative instruments increased by $1.9 million.

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next twelve months. The Independent Registered Public Accounting Firms’ Report issued in connection with our audited financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the quarter ended March 31, 2016, we have generated gross profits from operations but were unable to achieve positive cash flow from operations. We expect to finance our cash needs from our operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At March 31, 2016, we had a working capital deficit of $15.8 million, as compared to a working capital deficit of $11.4 million at December 31, 2015.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to March 31, 2017 from our cash flows from operations. Additionally, during February 2016, we sold the assets of our wholly owned subsidiary, VaultLogix, for $24 million plus a working capital adjustment, which is held in an escrow account, of approximately $2 million.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We have been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud services and managed services segments of our business, which has contributed to our losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through March 31, 2017, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through March 31, 2017. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during 2016.

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

We had capital expenditures of $0.02 million and $0.09 million for the three-month periods ended March 31, 2016 and 2015, respectively. We expect our capital expenditures for the 12 months ending March 31, 2017 to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Three months ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(3,236)	$1,510
Net cash provided by (used in) investing activities	9,549	(488)
Net cash used in financing activities	(1,164)	(1,722)

Net cash used in operating activities for the three months ended March 31, 2016 was $3.2 million, which included $0.7 million in stock compensation charges and the issuance of shares for services, gains on the fair value of derivative liabilities of $2.9 million, and changes in accounts receivable, inventory, other assets, deferred revenue and accounts payable and accrued expenses of $1.5 million.

Net cash provided by investing activities for the three months ended March 31, 2016 was $9.5 million. This consisted primarily of the net cash provided by the investing activities of discontinued operations in regards to the disposal of our former VaultLogix subsidiary.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2016. This consisted of repayments of bank borrowings and term loans.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is not recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is not accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures during 2016 we hired a third-party firm to assess, document and test our internal controls over financial reporting. We plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

Changes in Internal Control over Financial Reporting

The disposal of our former VaultLogix subsidiary constitutes a change in internal control over financial reporting that occurred during the three months covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, except as described below.

Derivative Action. In June 2016, a derivative compliant entitled Wasseem Hamdan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger M. Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-cv-03706 (D.N.J.) was filed in the New Jersey Federal District Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, grossly mismanaged, and unjustly enriched themselves during the relevant period (December 2013 to the present) by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and our company, and were written on behalf of us for the purpose of promoting our company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to our company’s articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action. On June 24, 2016, the plaintiff’s counsel requested that the defendant’s counsel agree to accept service, which is under consideration.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since January 1, 2016, we have issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On January 5, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On January 8, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On January 14, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On January 19, 2016, we issued an aggregate of 1,000,000 shares of common stock pursuant to our acquisition of SDN, which were issued at $1.00 per share.

On January 20, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On January 22, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On January 22, 2016, we issued an aggregate of 500,000 shares of common stock pursuant to a make-whole agreement associated with the GPB bridge loan agreement.

On January 26, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On January 29, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On February 3, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On February 12, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On February 12, 2016, we issued an aggregate of 199,573 shares of common stock upon conversion of $75 principal amount of term loans, which were issued at $0.38 per share.

On February 12, 2016, we issued an aggregate of 180,852 shares of common stock for payment of $94 accrued interest associated with certain term loans, which were issued at $0.52 per share.

On February 17, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On February 22, 2016, we issued an aggregate of 133,334 shares of common stock upon conversion of $167 principal amount of term loans, which were issued at $1.25 per share.

On February 24, 2016, we issued an aggregate of 194,620 shares of common stock upon conversion of $243 principal amount of term loans, which were issued at $1.25 per share.

On February 26, 2016, we issued an aggregate of 121,143 shares of common stock upon conversion of $151 principal amount of term loans, which were issued at $1.25 per share.

On March 2, 2016, we issued an aggregate of 66,667 shares of common stock upon conversion of $83 principal amount of term loans, which were issued at $1.25 per share.

On March 4, 2016, we issued an aggregate of 121,143 shares of common stock upon conversion of $151 principal amount of term loans, which were issued at $1.25 per share.

On March 8, 2016, we issued an aggregate of 121,143 shares of common stock upon conversion of $151 principal amount of term loans, which were issued at $1.25 per share.

On March 10, 2016, we issued an aggregate of 93,567 shares of common stock upon conversion of $117 principal amount of term loans, which were issued at $1.25 per share.

On March 11, 2016, we issued an aggregate of 105,835 shares of common stock upon conversion of $49 principal amount of term loans, which were issued at $0.46 per share.

On March 15, 2016, we issued an aggregate of 73,519 shares of common stock upon conversion of $50 principal amount of term loans, which were issued at $0.68 per share.

On March 15, 2016, we issued an aggregate of 90,909 shares of common stock upon conversion of $61 principal amount of term loans, which were issued at $0.68 per share.

(c) Stock Repurchases

During the first quarter of 2016, we purchased shares of our outstanding common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(b)

January 1, 2016 to January 31, 2016	-		-	-	-
February 1, 2016 to February 29, 2016	-		-	-	-
March 1, 2016 to March 31, 2016	143,283	(a)	0.01	-	-

(a)	The Company repurchased 141,322 shares of common shares related to the unvested portion of stock grants issued to employees who terminated their employment during the first quarter of 2016. In addition, the Company repurchased 1,961 shares of common stock issued to a third-party during the year ended December 31, 2015.

(b)	We have no publicly-announced repurchase program in place.

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

INTERCLOUD SYSTEMS, INC.

June 29, 2016	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer