Form 10-Q
period 2016-06-30
INTERCLOUD SYSTEMS, INC.
filed 2016-08-09
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,462,234 shares of common stock were issued and outstanding as of August 5, 2016.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2016	2015
		(Revised)
ASSETS
Current Assets:
Cash	$2,432	$7,944
Accounts receivable, net of allowances of $1,233 and $1,290, respectively	18,179	16,616
Inventories, net	365	1,181
Loans receivable	2,044	400
Other current assets	3,968	2,321
Current assets of discontinued operations	-	91
Total current assets	26,988	28,553

Restricted cash	14,190	-
Property and equipment, net	691	659
Goodwill	24,481	23,658
Intangible assets, net	16,279	16,713
Investment	770	800
Other assets	209	96
Non-current assets of discontinued operations	-	21,752
Total assets	$83,608	$92,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$9,822	$7,932
Accrued expenses	12,072	10,787
Deferred revenue	3,511	5,145
Income taxes payable	39	653
Bank debt, current portion	124	131
Notes, related parties	11,751	11,103
Contingent consideration	515	-
Derivative financial instruments	5,911	408
Term loans, current portion, net of debt discount	5,066	3,787
Current liabilities of discontinued operations	-	5
Total current liabilities	48,811	39,951

Long-term Liabilities:
Notes, related parties, net of current portion	8,726	8,183
Deferred income taxes	986	909
Term loans, net of current portion and debt discount	32,932	30,258
Derivative financial instruments	8,462	17,130
Total long-term liabilities	51,106	56,480

Total liabilities	99,917	96,431

Commitments and contingencies (Note 1)

Stockholders' deficit:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 34,545,540 and 29,461,377 issued and 33,918,335 and 29,032,622 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	3	3
Common stock warrants; 190,609 warrants outstanding as of June 30, 2016 and December 31, 2015, no par	259	259
Treasury stock; at cost; 627,205 and 428,755 shares as of June 30, 2016 and December 31, 2015, respectively	(1)	-
Additional paid-in capital	123,256	117,706
Accumulated deficit	(140,224)	(122,500)
Total InterCloud Systems, Inc. stockholders' deficit	(16,707)	(4,532)
Non-controlling interest	398	332
Total stockholders' deficit	(16,309)	(4,200)

Total liabilities, non-controlling interest and stockholders’ deficit	$83,608	$92,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Service revenue	$20,860	$15,432	$35,471	$29,766
Product revenue	1,734	4,127	4,752	8,031
Total revenue	22,594	19,559	40,223	37,797
Cost of revenue	17,375	15,162	30,590	28,334
Gross profit	5,219	4,397	9,633	9,463
Operating expenses:
Depreciation and amortization	556	863	1,112	1,871
Salaries and wages	4,205	8,319	8,311	13,360
Selling, general and administrative	4,776	2,495	8,070	5,320
Change in fair value of contingent consideration	-	-	-	(370)
Total operating expenses	9,537	11,677	17,493	20,181
Loss from operations	(4,318)	(7,280)	(7,860)	(10,718)
Other income (expenses):
Change in fair value of derivative instruments	1,910	(1,221)	4,796	(196)
Loss on settlement of contingent consideration	-	(152)	-	(205)
Interest expense	(3,418)	(1,806)	(8,133)	(4,955)
Gain (loss) on conversion of debt	-	(1,096)	348	(1,113)
Loss on extinguishment of debt	(6,969)	(1,753)	(7,812)	(2,960)
Loss on modification of debt	-	-	-	(2,990)
Loss on exchange of shares	-	(2,331)	-	(2,331)
Loss on investment in unconsolidated subsidiary	-	-	(29)	-
Other (expense) income	714	(62)	683	(74)
Total other income (expense)	(7,763)	(8,421)	(10,147)	(14,824)
Loss from operations before benefit from income taxes	(12,081)	(15,701)	(18,007)	(25,542)
(Benefit from) provision for income taxes	56	(1,367)	116	(1,224)
Net loss from continuing operations	(12,137)	(14,334)	(18,123)	(24,318)
Net income (loss) on discontinued operations, net of tax (Note 14)	(1,198)	(179)	465	(362)
Net loss	(13,335)	(14,513)	(17,658)	(24,680)
Net income (loss) attributable to non-controlling interest	(81)	37	(66)	(150)
Net loss attributable to InterCloud Systems, Inc. common stockholders	$(13,416)	$(14,476)	$(17,724)	$(24,830)
Basic and diluted loss per share attributable to InterCloud Systems, Inc. common stockholders:
Net loss from continuing operations	$(0.39)	$(0.68)	$(0.59)	$(1.28)
Net income (loss) on discontinued operations, net of tax	$(0.04)	$(0.01)	$0.01	$(0.02)
Net loss per share	$(0.43)	$(0.69)	$(0.58)	$(1.30)
Basic and diluted weighted average common shares outstanding	31,422,412	20,883,458	30,662,143	19,056,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			Common Stock				Additional		Non-
	Common Stock		Warrants		Treasury Stock		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2015	29,032,622	$3	190,609	$259	428,755	$-	$117,706	$(122,500)	$332	$(4,200)
Issuance of shares of common stock to third parties for services and non-employees	271,761	-	-	-	-	-	156	-	-	156
Issuance of shares pursuant to promissory notes	1,802,693	-	-	-	-	-	1,620	-	-	1,620
Issuance of shares pursuant to Smithline convertible note	536,190	-	-	-	-	-	267	-	-	267
Issuance of shares pursuant to bridge financing provision	500,000	-	-	-	-	-	320	-	-	320
Issuance of shares pursuant to acquisition of assets of SDN Essentials, LLC	1,000,000	-	-	-	-	-	1,000	-	-	1,000
Issuance of shares of common stock to employee for incentive earned	73,519	-	-	-	-	-	50	-	-	50
Issuance of shares pursuant to loan covenants	900,000	-	-	-	-	-	828	-	-	828
Stock compensation expense	-	-	-	-	-	-	1,309	-	-	1,309
Purchase of treasury shares	(198,450)	-	-	-	198,450	(1)	-	-	-	(1)
Net loss attributable to InterCloud Systems, Inc. common stockholders	-	-	-	-	-	-	-	(17,724)	66	(17,658)
Ending balance, June 30, 2016	33,918,335	$3	190,609	$259	627,205	$(1)	$123,256	$(140,224)	$398	$(16,309)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the six months ended June 30,
	2016	2015
		(Revised)

Cash flows from operating activities:
Net loss	$(17,658)	$(24,680)

Adjustments to reconcile net loss from operations to net cash (used in) provided by operations:
(Income) loss from discontinued operations	(465)	362
Depreciation and amortization	1,112	1,871
Provision for bad debts	100	103
Amortization of debt discount	3,906	3,037
Loss on disposal of equipment	-	14
Stock compensation for services	1,309	6,049
Issuance of shares to non-employees for services	71	434
Shares issued to third party	-	5
Change in fair value of derivative instruments	(4,796)	196
Deferred income taxes	(51)	(1,298)
Loss on settlement of contingent consideration	-	205
Change in fair value of contingent consideration	-	(370)
(Gain) loss on conversion of debt	(348)	1,113
Loss on extinguishment of debt	7,812	2,960
Loss on modification of debt	-	2,990
Loss on exchange of shares	-	2,331
Loss on investment in unconsolidated subsidiary	29	-
Changes in operating assets and liabilities:
Accounts receivable	(1,333)	2,264
Inventory	816	(52)
Other assets	(1,760)	1,124
Accounts payable and accrued expenses	941	935
Deferred revenue	(1,634)	243
Net cash used in operating activities of continuing operations	(11,949)	(164)
Net cash provided by operating activities of discontinued operations	414	916
Net cash (used in) provided by operating activities	(11,535)	752

Cash flows from investing activities:
Purchases of equipment	(107)	(48)
Capitalization of software costs	-	(277)
Restricted cash	(12,190)	-
Issuance of notes receivable	(1,644)	(400)
Consideration paid for acquired assets, net of cash received	95	-
Net cash used in investing activities of continuing operations	(13,846)	(725)
Net cash provided by (used in) investing activities of discontinued operations	21,887	(537)
Net cash provided by (used in) investing activities	8,041	(1,262)

Cash flows from financing activities:
Repayments of bank borrowings	(6)	(115)
Proceeds from notes and loans payable	-	2,654
Repayments of notes and loans payable	(2,011)	(2,225)
Repurchase of common stock	(1)	-
Net cash (used in) provided by financing activities of continuing operations	(2,018)	314
Net cash used in financing activities of discontinued operations	-	-
Net cash (used in) provided by financing activities	(2,018)	314

Net change in cash	$(5,512)	$(196)

Cash, beginning of period	7,944	5,470

Cash, end of period	$2,432	$5,274

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,572	$1,152
Cash paid for income taxes	$83	$95

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$2,207	$5,510
Issuance of shares pursuant to modification of debt	$-	$920
Issuance of shares pursuant to extinguishment of debt	$-	$1,086
Issuance of shares pursuant to restructuring of debt	$-	$292
Issuance of shares upon conversion of related party debt	$-	$844
Issuance of shares pursuant to acquisition	$1,000	$-
Additional note payable issued as part of related party debt modification	$-	$1,728
Addition to debt discount	$1,581	$6,365
Conversion of accrued interest to note payable	$-	$390
Issuance of shares for earn out provisions related to prior year acquisitions	$-	$1,457
Issuance of shares for settlement of interest	$-	$343
Issuance of warrants for settlement of accounts payable	$-	$674
Issuance of warrants pursuant to bridge financing agreement	$-	$1,276
Issuance of shares for payout of incentives earned	$50	$374
Issuance of shares in lieu of cash compensation	$156	$-
Issuance of shares pursuant to loan covenants	$828	$-

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

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and HighWire (collectively, “ADEX” or “ADEX Entities”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013), Integration Partners – NY Corporation (“IPC”) (since January 2014), RentVM Inc. (“RentVM”) (since February 2014), and SDN Essentials, LLC (“SDN”) (since January 2016). The results of operations of the Company’s former subsidiaries, VaultLogix, LLC (“VaultLogix”) (since October 2014) and PCS Holding LLC (“Axim”) (since December 2014), have been included as discontinued operations on the accompanying financial statements. In February 2016, the Company consummated the sale of certain assets of VaultLogix and in April 2016, the Company consummated the sale of all assets of Axim (see Note 14, Discontinued Operations). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on June 17, 2016.

Segment Information

The Company operates in three operating segments – as an applications and infrastructure provider, as a professional services provider, and as a managed services provider. The applications and infrastructure segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services of the applications and infrastructure segment support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks. The professional services segment provides outsourced services to the wireless and wireline industry and information technology industry. The managed services segment provides hardware and software products to customers and provides maintenance and support for those products.

The Company’s reporting units have been aggregated into one of three operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities, Tropical, RM Leasing, and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX Entities and SDN. The Company’s third operating segment is managed services, which consists of the IPC, RentVM and Nottingham components. The operating segments mentioned above constitute reporting segments.

During 2016, the Company consummated the sale of certain assets of its former VaultLogix and Axim subsidiaries. These subsidiaries comprised the Company’s former cloud services segment. The cloud services segment provided cloud computing and storage services to customers.

Revenue Recognition

The Company’s revenues are generated from its three reportable segments: applications and infrastructure, professional services, and managed services. The Company recognizes revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) Topic 605-10, Revenue Recognition. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The AWS Entities generally recognize revenue using the percentage of completion method. Revenues and fees on these contracts were recognized utilizing the units-of-delivery method, which used measures such as task completion within an overall contract. The units-of-delivery approach is an output method used in situations where it is more representative of progress on a contract than an input method, such as the efforts-expended approach. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

The AWS Entities also generate revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the Company’s professional services segment, which is comprised of the ADEX Entities and SDN, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at June 30, 2016 and 2015.

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

IPC also generates revenue through the sale of a subscription-based cloud services to its customers. Revenue related to these customers is deferred until the services are performed.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

For multiple-element arrangements, IPC recognizes revenue in accordance with ASC Topic 605-25, Arrangements with Multiple Deliverables. The Company allocates revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) of selling price if VSOE is not available, and finally the Company’s estimate of the selling price if neither VSOE nor TPE is available. VSOE exists when the Company sells the deliverables separately and represents the actual price charged by the Company for each deliverable. Estimated selling price reflects the Company’s best estimate of what the selling prices of each deliverable would be if it were sold regularly on a stand-alone basis taking into consideration the cost structure of the Company’s business, technical skill required, customer location and other market conditions. Each element that has stand-alone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided or the product is delivered.

The Company’s former VaultLogix subsidiary, which was included in the Company’s cloud services segment, provided on-line data backup services to its customers. Revenue for these customers was deferred until the services were performed.

Restricted Cash

As of June 30, 2016, the Company had $14,190 of restricted cash related to the Senior Secured Convertible Note with JGB (Cayman) Concord Ltd. in which 105% of the proceeds received are restricted based on certain terms and conditions of the note.

Inventory

The inventory balance at June 30, 2016 and December 31, 2015 related to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at the lower of cost or market until sold. As inventory relates to specific customer orders, the Company determines the cost of the inventory using the specific identification method. Inventory consisted of networking equipment for which title had not passed to customers as of June 30, 2016 and December 31, 2015.

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

During 2015, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the Company’s former cloud services segment. The Company's management then determined that the Axim operating segment assets were impaired and recognized an impairment loss as of December 31, 2015 related to intangible assets as the carrying value of the Axim reporting unit was in excess of its fair value. If Axim’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired.

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

As of June 30, 2016, the Company did not identify any indicators of impairment.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Commitments and Contingencies

In the normal course of business, the Company is subject to various contingencies. The Company records any contingencies in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC Topic 450, Contingencies ("ASC Topic 450"). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC Topic 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

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

Derivative Actions

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

In July 2016, a derivative compliant entitled John Scrutchens, derivatively and on behalf of InterCloud Systems, Inc. v. Mark E. Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-CV-04207-FLW-DEA (D.N.J.) was filed in the United States Federal District Court for the District of New Jersey. This action arises out of the same conduct at issue in the purported class action lawsuit filed against the Company. In the complaint, nominal plaintiff alleges that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder because in exercising reasonable care as directors of the Company, the defendants knew or should have known that statements contained in the Company’s proxy statements for the Company’s annual stockholders’ meetings held in 2013 and 2014 were false and misleading in that such proxy statements (i) omitted material information regarding, among other wrongdoings, the purported wrongdoings of the defendants that generally are at issue in the purported class action lawsuit filed against the Company and the other derivative actions filed against the defendants, and (ii) included by reference materially false and misleading financial statements.  Plaintiffs seek unspecified damages, amendments to the Company’s corporate governance and internal procedures to comply with applicable laws and to protect the Company and its stockholders from a repeat of the purported wrongdoings of the defendants, punitive damages from the individual defendants, disgorgement from the individual defendants and costs and disbursements in the action.

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

As of June 30, 2016, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable or reasonably estimable.

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

Net Loss Per Share

The Company follows ASC Topic 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Potential common shares includable in the computation of fully-diluted per share results are not presented for the three and six months ended June 30, 2016 or 2015 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Warrants	1,024,842	1,783,712	1,024,842	1,783,712
Options	175,000	175,000	175,000	175,000
Convertible notes	6,969,800	2,830,835	6,969,800	2,830,835
Convertible debenture	14,408,041	6,403,577	14,408,041	6,403,577
	22,577,683	11,193,124	22,577,683	11,193,124

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of June 30, 2016 and December 31, 2015, was estimated at $57,461 and $58,613, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as Level 2.

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

Fair Value of Derivatives

The Company has historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the quarter ended September 30, 2015, the Company determined that it should utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company has evaluated its derivative instruments and determined that the value of those derivative instruments, using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on its historical unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Derivative Warrant Liabilities

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 8, Derivative Instruments, for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company's financial instruments carried at fair value at June 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	June 30, 2016
Liabilities:
Derivative features related to convertible debentures	$-	$-	$5,911
Contingent consideration	-	-	515
Long-term warrant derivatives	-	-	12
Long-term derivative features related to convertible debentures	-	-	8,450
Total liabilities at fair value	$-	$-	$14,888

	December 31, 2015
Liabilities:
Derivative features related to convertible debentures	$-	$-	$408
Long-term warrant derivatives	-	-	22
Long-term derivative features related to convertible debentures	-	-	17,108
Total liabilities at fair value	$-	$-	$17,538

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2016 were as follows:

Amount
Balance as of December 31, 2015	$17,538
Change in fair value of derivative features related to convertible debentures	(2,903)
Change in fair value of warrant derivative	17
Fair value of contingent consideration	515
Addition to debt discount related to JGB (Cayman) Concord Ltd. term loan	1,350
Balance as of March 31, 2016	$16,517

Change in fair value of derivative features related to convertible debentures	(6,762)
Change in fair value of warrant derivative	(27)
Adjustment of derivative liability upon extinguishment of debt	4,880
Fair value of make-whole provision	280
Balance as of June 30, 2016	$14,888

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

Reclassifications

Certain 2015 activities and balances were reclassified as “discontinued operations” to conform to classifications used in the current period related to the sale of VaultLogix, VaultLogix’s subsidiaries, and Axim.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s management believes the Company’s ability to continue operations depends on the ability to sustain and grow revenue and results of operations as well as the Company’s ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the quarter ended June 30, 2016, the Company generated gross profits from operations but failed to achieve positive cash flow from operations. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the three and six months ended June 30, 2016 and the year ended December 31, 2015, the Company suffered recurring losses from operations. At June 30, 2016 and December 31, 2015, the Company had a stockholders’ deficit of $16,309 and $4,200, respectively. The decrease of $10,425 in the Company’s working capital from December 31, 2015 to June 30, 2016 was primarily the result of incurring indebtedness of $2,745 and $5,220 in May 2016, of which $2,655 is payable through June 30, 2017. The Company was required to restrict an additional $3,828 of cash as a result of incurring such indebtedness. In addition, certain of the Company’s derivative instruments in the amount of $5,911 are now due to mature by June 30, 2017, whereas only $408 of these derivative instruments were current as of December 31, 2015.

On or prior to June 30, 2017, the Company has obligations relating to the payment of indebtedness as follows:

●	$6,865 relating to promissory notes held by related parties that matures on July 1, 2017;

●	$5,755 relating to a promissory note held by a related party that matured on May 30, 2016;

●	$4,688 relating to senior secured convertible term loans with current portions payable through June 30, 2017;

●	$1,754 relating to current maturities of a convertible note that matures in January 2017;

●	$525 relating to current maturities of a convertible note that matures in November 2016;

●	$307 relating to current maturities of a convertible note that matures in January 2017;

●	$225 relating to a promissory note held by a related party that matured on May 30, 2016;

●	$106 relating to a promissory note held by a former owner of Tropical that matures in November 2016; and

●	$75 relating to a promissory note held by a related party that is due on demand.

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to June 30, 2017 from earnings from operations and possibly from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud and managed services segments of its business, which contributed to the losses from operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. During the six months ended June 30, 2016, the Company exchanged certain term loans in connection with the disposal of certain assets for additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through June 30, 2017. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

3. LOAN RECEIVABLE

Loans receivable as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Loans to NGNWare	$507	$100
Loans to employees	1,537	300
Loans receivable	$2,044	$400

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Vehicles	$785	$777
Computers and office equipment	927	905
Equipment	764	605
Software	186	171
Total	2,662	2,458
Less accumulated depreciation	(1,971)	(1,799)

Property and equipment, net	$691	$659

Depreciation expense for the three months ended June 30, 2016 and 2015 was $86 and $92, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $172 and $188, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the Company’s goodwill as of June 30, 2016 and December 31, 2015

	Applications and Infrastructure	Professional Services	Managed Services	Total
Balance at December 31, 2015	$6,906	$9,257	$7,495	$23,658

Acquisition	-	823	-	823

Balance at June 30, 2016	$6,906	$10,080	$7,495	$24,481

Intangible Assets

The following table summarizes the Company’s intangible assets as of June 30, 2016 and December 31, 2015:

		June 30, 2016				December 31, 2015

	Estimated	Gross			Net	Gross				Net
	Useful	Carrying		Accumulated	Book	Carrying	Accumulated		Impairment	Book
	Life	Amount	Additions	Amortization	Value	Amount	Amortization	Reclassification	Charge	Value
Customer relationship and lists	7-10 yrs.	$14,451	$145	$(5,352)	$9,244	$14,451	$(4,707)	$-	$-	$9,744
Non-compete agreements	2-3 yrs.	1,756	361	(1,785)	332	2,455	(1,602)	-	(699)	154
Purchased software	16 years	4,000	-	(483)	3,517	-	(371)	4,000	-	3,629
In-process research and development		-	-	-	-	4,000	-	(4,000)	-	-
URL's	Indefinite	8	-	-	8	8	-	-	-	8
Tradenames	1 year	-	-	-	-	59	(49)	-	(10)	-
Tradenames	Indefinite	3,178	-	-	3,178	3,178	-	-	-	3,178
Total intangible assets		$23,393	$506	$(7,620)	$16,279	$24,151	$(6,729)	$-	$(709)	$16,713

Amortization expense related to the identifiable intangible assets was $457 and $772 for the three months ended June 30, 2016 and 2015, respectively. Amortization expense related to the identifiable intangible assets was $940 and $1,684 for the six months ended June 30, 2016 and 2015, respectively.

6. BANK DEBT

Bank debt as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicle, maturing July 2016	$-	$3

Four lines of credit, monthly principal and interest, ranging from $0 to $1, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing July 2016	124	128

Current portion of bank debt	$124	$131

The interest expense associated with the bank debt during the three months ended June 30, 2016 and 2015 amounted to $3 and $3, respectively. The interest expense associated with the bank debt during the six months ended June 30, 2016 and 2015 amounted to $5 and $7, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

7. TERM LOANS

Term loans as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$3	$3

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, due November 2016	106	106

Term loan, White Oak Global Advisors, LLC, originally maturing in February 2019 and paid during February of 2016, interest of 12% with 2% paid-in-kind interest, net of debt discount $366	-	10,938

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, 12% interest, unsecured, matured in May 2016, net of debt discount of $0 and $9, respectively	-	748

12% senior convertible note, unsecured, maturing in January 2017, net of debt discount of $175 and $507, respectively	1,579	1,599

12% senior convertible note, unsecured, maturing in November 2016, net of debt discount of $43 and $173, respectively	482	352

12% senior convertible note tranche 1, unsecured, matured in January 2016, net of debt discount of $15	-	235

12% senior convertible note tranche 2, unsecured, matured in February 2016, net of debt discount of $80	-	253

12% senior convertible note tranche 3, unsecured, matured in March 2016, net of debt discount of $55	-	445

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $1,976 and $4,179, respectively	4,124	3,321

12% convertible note, Richard Smithline, unsecured, maturing in January 2017, net of debt discount of $36 and $107, respectively	271	419

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $3,759	7,842	-

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019	2,745	-

Senior secured note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019	5,220	-

	37,998	34,045
Less: Current portion of term loans	(5,066)	(3,787)

Long-term portion term loans, net of debt discount	$32,932	$30,258

The interest expense, including amortization of debt discounts, associated with the term loans outstanding during the three months ended June 30, 2016 and 2015 amounted to $2,445 and $1,393, respectively. The interest expense, including amortization of debt discounts, associated with the term loans outstanding during the six months ended June 30, 2016 and 2015 amounted to $6,243 and $3,536, respectively.

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

Term Loan - White Oak Global Advisors, LLC

On October 9, 2014, the Company’s former wholly-owned subsidiary, VaultLogix, entered into a loan and security agreement with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, Data Protection Services, LLC (“DPS”), U.S. Data Security Acquisition, LLC (“USDSA”) and U.S. Data Security Corporation (“USDSC”) as guarantors, pursuant to which, VaultLogix received a term loan in an aggregate principal amount of $13,261. Interest on the term loan accrues at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate (as defined), as adjusted as of each Libor Index Adjustment Date (as defined) and (ii) 1.00% per annum; plus (b) 1100 basis points per annum. The LIBOR Index Rate was 1.0896 as of December 31, 2015; however, this did not exceed the 12% stated rate as defined in item (ii) above.

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

The term loan was subject to certain affirmative and negative covenants that were tested at the end of each fiscal quarter. The Company was in compliance with all covenants as of December 31, 2015.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The promissory notes accrue interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes is payable on October 9, 2017. The promissory notes are convertible into shares of the Company’s common stock at a conversion price equal to $6.37 per share. A portion of the principal amount of the promissory notes equal to 20% of the principal amount on the closing date were not convertible until January 9, 2016.

On a date when (i) the shares issuable upon conversion of the promissory note are freely tradeable without restriction or volume limitations under Rule 144, and (ii) the average closing price of the Company’s common stock is 105% or higher of the conversion price on the three (3) trading days immediately prior to such date, the Company may deliver notice to the holders of the promissory notes electing to convert some or all of the outstanding amounts owed under the promissory notes into common stock at the applicable conversion price. Additionally, if on or after the maturity date, (i) the Company is restricted or otherwise unable to pay in cash all outstanding amounts under the promissory notes, (ii) the promissory notes have not otherwise been paid in full within ten business days following the maturity date, or (iii) the Company is not at such time entitled to effect a forced conversion, then, in the event that both (i) and (iii) above apply, the Company, and in the event that both (ii) and (iii) above apply, the holders of the promissory notes, shall have the right to convert all outstanding amounts owing under the promissory notes into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the three trading days immediately preceding the date of such conversion.

As of June 30, 2016, the Company had not forced any conversions.

Promissory Notes

The Company entered into a securities purchase agreement with an investor whereby the Company issued to the investor a demand promissory note, dated November 17, 2014, in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matured on the earlier of: (x) November 10, 2015 or (y) upon demand by the investor, which such demand could be made any time after 150 days following the issuance of the note upon 30 days’ written notice to the Company; provided, that $60 of interest was guaranteed by the Company regardless of when the note was repaid. The Company could have redeemed the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium could be paid in cash or common stock at the option of the Company. The holder demanded repayment of the demand promissory note by May 16, 2015 and such note was converted on May 14, 2015 into 348,164 shares of the Company’s common stock.

On May 14, 2015, the Company entered into a securities purchase agreement with the investor whereby the Company issued a term promissory note in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matures at the earlier of: (x) May 14, 2016 or (y) upon demand by the investor, which such demand may be made any time after 170 days following the issuance of the note upon 10 days’ written notice to the Company; provided, that $60 of interest is guaranteed by the Company regardless of when the note is repaid. The Company may redeem the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) an additional 10% of the outstanding principal amount (the “Redemption Premium”), plus (iii) any accrued and unpaid interest on the note. The Redemption Premium can be paid in cash or common stock at the option of the Company. If common stock of the Company is used to pay the Redemption Premium, then such shares shall be delivered by the third business day following the maturity date, or date of demand, as applicable, at a mutually agreed upon conversion price by both parties.

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

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matures on January 6, 2017. At the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. The investor may elect to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 8, Derivative Instruments, for further detail on the derivative features associated with the August 6, 2015 convertible note.

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

On November 12, 2015, the Company entered into an exchange agreement with the investor whereby the Company exchanged a portion of the senior secured note originally issued by the Company to GPB Life Science Holdings, LLC on December 3, 2014 and subsequently assigned to the investor, for new senior convertible notes, in three tranches of $500 for a total principal amount of $1,500. The notes bore interest at the rate of 12% per annum, were convertible into shares of the Company’s common stock at a conversion price equal to $1.25 per share, subject to adjustment as set forth in the notes, and were redeemable on a bi-weekly basis in an amount equal to one-sixth of the face amount of the senior convertible notes and guaranteed interest. The redemptions were made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such redemption payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the redemption conversion rate, which was equal to the lower of (x) $1.25 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

The Company issued the three tranches of new senior convertible notes on the following dates:

●	$500 issued on November 13, 2015 which matured on January 28, 2016 (“Tranche 1”),

●	$500 issued on November 27, 2015 which matured on February 19, 2016 (“Tranche 2”) and

●	$500 issued on December 11, 2015 which matured on March 4, 2016 (“Tranche 3”).

The investor who held the promissory note tranches issued on November 13, 2015, November 27, 2015, and December 11, 2015 converted the debt into shares of the Company’s common stock. Below is a summary of the transactions:

Tranche 1:

●	During November 2015, the investor converted $83 principal amount of debt into 66,667 shares of the Company’s common stock.

●	During December 2015, the investor converted $167 principal amount of debt into 133,334 shares of the Company’s common stock.

●	During January 2016, the investor converted $167 principal amount of debt into 133,334 shares of the Company’s common stock.

●	On February 3, 2016, the investor converted the remaining $83 principal amount of debt into 66,667 shares of the Company’s common stock. Tranche 1 of the promissory note debt was fully amortized as of this date.

Tranche 2:

●	During December 2015, the investor converted $166 principal amount of debt into 133,334 shares of the Company’s common stock.

●	During January 2016, the investor converted $167 principal amount of debt into 133,334 shares of the Company’s common stock.

●	During February 2016, the investor converted $167 principal amount of debt into 133,334 shares of the Company’s common stock. Tranche 2 of the promissory note debt was fully amortized as of February 22, 2016.

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

During March 2016, the Company paid $151 in cash related to the principal amount of notes outstanding related to the May 2015 term promissory notes.

During the six months ended June 30, 2016, the investor who holds the May 2015 term promissory notes converted $606 of principal amount outstanding into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

During April 2016, the Company paid $117 in cash related to the principal amount of notes outstanding related to the August 2015 term promissory notes.

During the six months ended June 30, 2016, the investor who holds the August 2015 term promissory notes converted $234 of principal amount outstanding into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

Principal of $2,279 and $4,471 on the notes remained outstanding as of June 30, 2016 and December 31, 2015, respectively.

Bridge Financing - GPB Life Science Holdings, LLC

The Company entered into a bridge financing agreement, effective as of December 3, 2014, with GPB Life Science Holdings, LLC, whereby the Company issued to the investor for gross proceeds of $2,375 (i) a senior secured note, dated December 3, 2014, in the principal amount of $2,500 with interest accruing at the rate of 12% per annum and (ii) a four-year warrant, dated December 3, 2014, exercisable for up to 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The note matured upon the earlier of: June 1, 2015 or (y) the date of a Major Transaction (as defined in the purchase agreement). In addition, upon maturity of the note, the Company was required to pay the investor additional interest in cash, which interest was to accrue over the term of the note at the rate of 4% per annum. The note was secured by (i) a first priority security interest in and to all Accounts Receivable (as defined in the purchase agreement) of the Company and its subsidiaries, except those of VaultLogix, and (ii) a first priority security interest and lien on all Collateral (as defined in the purchase agreement) of the Company and its subsidiaries, which lien and security interest was to go into effect at such time as White Oak Global Advisors, LLC (“White Oak”) released (or was deemed to have released pursuant to the applicable documents between it and the Company), its liens and security interest on any collateral of the Company and the Company’s obligation to grant, pledge or otherwise assign a lien in favor of White Oak was terminated (pursuant to the applicable documents between White Oak and the Company). Refer to Note 8, Derivative Instruments, for further detail on the warrant to purchase 250,000 shares of common stock.

On December 31, 2014, pursuant to the bridge financing agreement, the Company issued to the investor an additional note in the principal amount of $1,500 for a purchase price of $1,425 with interest accruing at the rate of 12% per annum. The Company used the proceeds of this additional financing to repay the convertible note payable to 31 Group, LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock. The warrant is exercisable at a fixed price of $5.00 and expired 180 days from the original issue date. Refer to Note 8, Derivative Instruments, for further detail on the warrant to purchase 150,000 shares of common stock.

On May 15, 2015, the Company and GPB Life Science Holdings, LLC entered into a securities purchase agreement and Amendment No. 1 to the bridge financing agreement whereby the Company (i) issued and sold to the investor a senior secured convertible note in the principal amount of $2,000, having substantially the same terms and conditions as the outstanding notes, (ii) issued to the investor a four-year warrant, exercisable for up to 200,000 shares of the Company’s common stock, with an exercise price of $3.75, subject to adjustment as set forth therein, (iii) issued to the investor a four-year warrant, exercisable for up to 50,000 shares of the common stock, with an exercise price of $3.93, subject to adjustment as set forth therein, (iv) amended the exercise price of the outstanding warrants held by the investor to $3.75, subject to adjustment as set forth in such warrants, (v) extended the maturity date of the outstanding notes held by such investor, such that the maturity date of all three notes, subject to certain exceptions as provided in the Agreement, was May 15, 2016, (vi) amended the outstanding notes held by such investor to make them convertible into shares of the Company’s common stock at an exercise price of $3.75 per share, and (vii) added the same amortization provision to the outstanding notes held by such investor as is in the new note requiring the Company to make three amortization payments to the investor of $1,125 each on each of September 1, 2015, December 1, 2015 and March 1, 2016, so that each of the three notes receives its pro-rata portion of each $1,250 amortization payment. In addition, the Company and the investor have agreed that all or any portion of the $6,000 aggregate principal amount of the Notes may, by mutual agreement of the Company and the investor, be paid by the Company at any time and from time to time by the issuance to the investor of no more than 1,600,000 shares of the Company’s common stock.

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

On August 12, 2015, the Company and GPB Life Science Holdings, LLC entered into Amendment No. 2 to the original bridge financing agreement, dated December 3, 2014, whereby the Company and GPB Life Science Holdings, LLC agreed to (i) reduce the conversion price of the notes from $3.75 to $2.00 per common share, (ii) amend and restate the prior warrants and additional warrants to reduce the exercise price from $3.75 to $2.00 per warrant share, (iii) increase the number of amortization payment dates and reduce the amortization payments to $563, and (iv) permit the Company to make the amortization payments in shares of the Company common stock converted from any of the prior notes or the new notes. The conversion price for the shares of the Company’s common stock used to make an amortization payment shall be the lesser of (i) $2.00 and (ii) 75% of the average of the volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment. Refer to Note 8, Derivative Instruments, for further detail on the reduction of the conversion price, amendment and restatement of the warrants.

The Company accounted for Amendment No. 2 in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company modified the May 15, 2015 Amendment No. 1 bridge financing senior secured convertible note in the amount $6,020. In conjunction with this transaction, the Company modified the terms of the equity warrants to reduce the conversion price from $3.75 to $2.00 per share of the Company’s common stock. Refer to Note 8, Derivative Instruments, for further detail on the reduction of the conversion price of the warrants.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company accounted for the exchange in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished each tranche exchanged and recorded a new note to the investor. For Tranche 1, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 1 and recorded a loss on extinguishment of $8 on the consolidated statement of operations as of November 13, 2015. For Tranche 2, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 2 and recorded a loss on debt extinguishment of $92 on the consolidated statement of operations as of November 27, 2015. For Tranche 3, the Company fair valued the investors’ conversion features and removed the existing debt discount on Tranche 3.

On December 29, 2015, the Company entered into a conversion agreement with GPB Life Science Holdings, LLC pursuant to which, among other things, (i) the Company used $2,300 of the proceeds of the JGB (Cayman) Waltham Ltd. senior secured convertible debentures (as described later within this footnote) to reduce the total amount owed by the Company to GPB Life Science Holdings, LLC to $1,500, (ii) the Company agreed that, if the closing price per share of the Company’s common stock 90 days after December 29, 2015 was less than the remaining balance conversion price, as adjusted, then the Company would issue to GPB Life Science Holdings, LLC additional unregistered shares of the Company’s common stock in an aggregate amount equal to the amount set forth in the conversion agreement, (iii) GPB Life Science Holdings, LLC and the Company agreed to convert the remaining balance of $1,500 into shares of the Company’s common stock at a conversion price per share equal to 75% multiplied by the lower of (x) the average volume weighted average price per share of the Company’s common stock for the five prior trading days and (y) the one day volume weighted price for a share of the Company’s common stock on December 29, 2015, (iv) GPB Life Science Holdings, LLC agreed to reduce the exercise price of those certain outstanding warrants originally issued by the Company on May 14, 2015 to $1.75, and (v) GPB Life Science Holdings, LLC released all of its remaining security interest in the assets of the Company. On January 22, 2016, the Company issued 500,000 shares of common stock in full settlement of this provision and GPB Life Science Holdings, LLC released its remaining security interest in the assets of the Company (refer to Note 10, Stockholders’ Deficit, for additional detail).

The Company accounted for the payment of $2,300 principal amount outstanding (as noted in item (i) above) to GPB Life Science Holdings, LLC in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished $2,300 of the note payable to GPB Life Science Holdings, LLC, removed the existing derivative liability related to the maturity date feature of $31, reduced the beneficial conversion feature of $139 which was recorded in additional paid in capital, reduced accrued interest on the notes of $199, paid $25 in legal fees, and paid interest of $419. In addition, the Company amended the warrants attached to the GPB Life Science Holdings, LLC convertible debentures (refer to Note 8, Derivative Instruments, for additional detail).

On December 29, 2015, GPB Life Science Holdings, LLC converted $1,500 of principal amount outstanding into 1,918,649 shares of the Company’s common stock.

Richard Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 8, Derivative Instruments, for further detail on the derivative features associated with the Richard Smithline Senior Convertible Note.

During the six months ended June 30, 2016, Richard Smithline converted $218 of principal amount of senior convertible notes outstanding into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

Principal of $307 and $526 remained outstanding as of June 30, 2016 and December 31, 2015, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. (“JGB Waltham”) whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a $500 original issue discount senior secured convertible debenture in the principal amount of $7,500. The debenture had a maturity date of June 30, 2017, bore interest at 10% per annum, and was convertible into shares of the Company’s common stock at a conversion price equal to $1.33 per share, subject to adjustment as set forth in the debenture. The Company was to pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the debenture in arrears each calendar month and on the maturity date in cash, or, at the Company’s option and subject to the Company satisfying certain equity conditions, in shares of the Company’s common stock. In addition, December 29, 2016 was an interest payment date on which the Company was to pay to JGB Waltham a fixed amount, as additional interest under the debenture an amount equal to $350 in cash, shares of the Company’s common stock or a combination thereof. Commencing on February 29, 2016, JGB Waltham had the right, at its option, to require the Company to redeem up to $350 of the outstanding principal amount of the debenture per calendar month, which redemption could have been made in cash or, at the Company’s option and subject to satisfying certain equity conditions, in shares of the Company’s common stock. The debenture was guaranteed to by the Company and certain of its subsidiaries and was secured by all assets of the Company. The total cash received by the Company as a result of this agreement was $3,730.

The Company used a portion of the proceeds from the debenture to pay $2,300 remaining under the senior secured notes the Company originally issued to GPB Life Science Holdings, LLC. Refer to the Bridge Financing – GPB Life Science Holdings, LLC section of this note for further detail.

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

In connection with the execution of the Debenture Forbearance Agreement, the Company issued to JGB Waltham an amended and restated senior secured convertible debenture (the “Amended and Restated Debenture”) which amended the original 10% senior secured convertible debenture issued to JGB Waltham on December 29, 2015 by: (i) reducing the conversion price at which the Amended and Restated Debenture converts into shares of the Company’s common stock; and (ii) eliminating the provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) certain anti-dilution protections.

The Amended and Restated Debenture was issued in the principal amount of $7,500, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price equal to $0.80 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture. The Company shall pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Debenture, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay JGB Waltham an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Debenture on each of May 31, 2017, May 31, 2018 and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Debenture. JGB Waltham has the right, at its option, to require the Company to redeem up to $169 of the outstanding principal amount of the Amended and Restated Debenture plus the then-accrued and unpaid interest thereon each calendar month, in cash. The Amended and Restated Debenture contains standard events of default.

In connection with the execution of the Debenture Forbearance Agreement, the Company issued to JGB Waltham a senior secured note (the “2.7 Note”), dated May 17, 2016, in the principal amount of $2,745 that matures on May 31, 2019, bears interest at 0.67% per annum and contains standard events of default.

The Company accounted for the Debenture Forbearance Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the December 29, 2015 senior secured convertible debenture in the then-current principal amount of $6,100 and recorded a new senior secured convertible debenture at its new fair value of $3,529 on the balance sheet as of May 17, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,457 on the consolidated statement of operations as of May 17, 2016. In addition, the Company re-valued the derivative features associated with the December 29, 2015 senior secured convertible debenture. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On May 23, 2016, the Company entered into an amended agreement with JGB Concord, JGB Waltham, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors thereto (the “Amended Agreement”) pursuant to which (i) JGB Concord permitted the Company to withdraw $172 from the Blocked Account (as defined in the original debenture), and (ii) JGB Concord permitted the Company to withdraw $328 from the Deposit Account (as defined in the original note) and, in exchange for the foregoing, (i) VaultLogix guaranteed the obligations of, and provide security for, the Amended and Restated Debenture and the 2.7 Note, (ii) the Company’s subsidiaries guaranteed all indebtedness due to JGB Concord under the Amended and Restated Note and 5.2 Note, and (iii) the Company and its subsidiaries pledged their assets as security for all obligations owed to JGB Concord under the Amended and Restated Note and the 5.2 Note in accordance with the terms of an Additional Debtor Joinder, dated May 23, 2016, pursuant to which the Company and each additional party thereto agreed to be bound by the terms of that certain Security Agreement, dated as of February 18, 2016, made by VaultLogix in favor of the secured party thereto (the “February Security Agreement”). In addition, the interest rates on the Amended and Restated Note and the 5.2 Note were amended from 0.67% to 1.67%.

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham, and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord.

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Agreement in the principal amount of $6,100 and recorded a new senior secured convertible debenture at its new fair value of $4,094 on the balance sheet as of June 23, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $483 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Agreement. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

Principal of $6,100 and $7,500 related to the June 23, 2016 amended Debenture Forbearance Agreement remained outstanding as of June 30, 2016 and December 31, 2015, respectively. Principal of $2,745 related to the 2.7 Note remained outstanding as of June 30, 2016.

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

The note issued to JGB Concord had a maturity date of February 18, 2019, bore interest at 8.25% per annum, and was convertible into shares of the Company’s common stock at a conversion price equal to the lowest of: (a) $2.00 per share, (b) 80% of the average of the volume weighted average prices for each of the five consecutive trading days immediately prior to the applicable conversion date, and (c) 85% of the volume weighted average price for the trading day immediately preceding the applicable conversion date, subject to adjustment as set forth in the note. Interest on the senior secured convertible note was due in arrears each calendar month in cash, or, at the Company’s option and subject to stockholder approval, in shares of the Company’s common stock. Commencing on the stockholder approval date, JGB Concord had the right, at its option, to convert the senior secured convertible note, in whole or in part, into shares of the Company’s common stock, subject to certain beneficial ownership limitations. The senior secured convertible note was secured by all assets of VaultLogix as well as a cash collateral blocked deposit account.

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

In connection with the execution of the Note Forbearance Agreement, the Company executed and issued to JGB Concord an amended and restated senior secured convertible note (the “Amended and Restated Note”) in order to amend the original note to JGB Concord by: (i) reducing the conversion price at which the Amended and Restated Note converts into shares of the Company’s common; and (ii) eliminating provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) certain anti-dilution protections.

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

The Company accounted for the Note Forbearance Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the February 17, 2016 senior secured convertible note in the principal amount of $11,601 and recorded a new senior secured convertible debenture at its new fair value of $6,711 on the balance sheet as of May 17, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $2,772 on the consolidated statement of operations as of May 17, 2016. In addition, the Company re-valued the derivative features associated with the February 17, 2016 senior secured convertible note. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

In connection with the execution of the Note Forbearance Agreement, the Company executed and issued to JGB Concord a senior secured note (the “5.2 Note”), dated May 17, 2016, in the principal amount of $5,220 that matures on May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

On May 23, 2016, the Company entered into an amended agreement with JGB Concord, JGB Waltham, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors thereto (the “Amended Agreement”) pursuant to which (i) JGB Concord permitted the Company to withdraw $172 from the Blocked Account (as defined in the original debenture), and (ii) JGB Concord permitted the Company to withdraw $328 from the Deposit Account (as defined in the original note) and, in exchange for the foregoing, (i) VaultLogix guaranteed the obligations of, and provide security for, the Amended and Restated Debenture and the 2.7 Note, (ii) the Company’s subsidiaries guaranteed all indebtedness due to JGB Concord under the Amended and Restated Note and 5.2 Note, and (iii) the Company and its subsidiaries pledged their assets as security for all obligations owed to JGB Concord under the Amended and Restated Note and the 5.2 Note in accordance with the terms of an Additional Debtor Joinder, dated May 23, 2016, pursuant to which the Company and each additional party thereto agreed to be bound by the terms of that certain Security Agreement, dated as of February 18, 2016, made by VaultLogix in favor of the secured party thereto (the “February Security Agreement”). In addition, the interest rates on the Amended and Restated Note and the 5.2 Note were amended from 0.67% to 1.67%.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham, and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord, and agreed to a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $0.94 per share of the Company’s common stock and the average volume weighted average price of the Company’s common stock sixty days after the shares of the Company’s common stock are freely tradable. Refer to Note 8, Derivative Instruments, for further detail on the Company’s accounting for the JGB Concord make-whole provision.

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Note in the principal amount of $11,601 and recorded a new senior secured convertible note at its new fair value of $7,786 on the balance sheet as of June 23, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,150 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Note. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

Principal of $11,601 related to the June 23, 2016 amended Note Forbearance Agreement remained outstanding as of June 30, 2016. Principal of $5,220 related to the 5.2 Note remained outstanding as of June 30, 2016.

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

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding as of June 30, 2016 and December 31, 2015.

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

On June 30, 2016 and December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on that date, and determined the fair value was $11 and $21, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2016 and 2015 as a gain of $23 and loss of $31, respectively, and a gain of $10 and $76 for the six months ended June 30, 2016 and 2015, respectively.

The fair value of the warrant derivative liability as of June 30, 2016 and December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2016	2015

Fair value of Company’s common stock	$0.70	$1.00
Volatility (for June 30, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	105%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.2 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	0.515%	0.86%

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

On June 30, 2016 and December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability relating to the April 15, 2014 warrants on that date, and determined the fair value was nominal and as such, no amount was recorded with the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016.

The fair value of the April 15, 2014 warrants derivative at December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

December 31,
2015

Fair value of Company’s common stock	$1.00
Volatility (for March 31, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	80%
Exercise price	$7.25
Estimated life	3.5 months
Risk free interest rate (based on 1-year treasury rate)	0.33%

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

On March 4, 2015, the Company and Forward Investments, LLC restructured certain promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 12, Related Parties, for further detail). The Company accounted for this restructuring of the promissory notes as a debt modification under ASC Topic 470-50. As part of the modification, the Company analyzed the embedded conversion feature and recorded a loss on fair value of derivative instruments of $2,600 on the unaudited condensed consolidated statement of operations.

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

On June 30, 2016 and December 31, 2015 the fair value of the conversion feature of the Forward Investments, LLC loans was $7,386 and $13,534, respectively, which is included in derivative financial instruments on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2016 and 2015 as a gain of $4,156 and a loss of $1,400, respectively, and a gain of $6,148 and a loss of $580 for the six months ended June 30, 2016 and 2015, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30,
	2016

Principal amount	$3,650	$390	$2,825	$4,373
Conversion trigger price per share	$0.78	$0.78	$0.78	$0.78
Risk free rate	1.08%	1.08%	0.20%	0.52%
Life of conversion feature (in years)	5.5	5.5	-	1.5
Volatility	100%	100%	100%	100%

	December 31,
	2015

Principal amount	$3,650	$390	$2,825	$4,373
Conversion trigger price per share	$0.78	$0.78	$0.78	$0.78
Risk free rate	1.93%	1.93%	0.49%	1.06%
Life of conversion feature (in years)	6.0	6.0	0.5	2.0
Volatility	105%	105%	105%	105%

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On June 30, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $0 and $339, respectively. The Company recorded a gain on fair value of derivative instruments of $78 and $339 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016 and 2015, respectively.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2016	2015

Principal amount	$1,754	$2,105
Conversion price per share	$1.25	$1.25
Conversion trigger price per share	None	None
Risk free rate	0.38%	0.69%
Life of conversion feature (in years)	0.61	1.10
Volatility	100%	105%

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

On June 30, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $43 and $155, respectively, and recorded a gain on fair value of derivative instruments of $52 and $112 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2016	2015

Principal amount	$525	$525
Conversion price per share	$1.75	$1.75
Conversion trigger price per share	None	None
Risk free rate	0.23%	0.61%
Life of conversion feature (in years)	0.37	0.87
Volatility	100%	105%

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

On December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the three tranches of senior convertible notes and determined the fair value to be $57 related to tranche one, $78 related to tranche two, and $118 related to tranche three. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2016 as a gain in the unaudited condensed consolidated statements of operations of $252 as the three tranches of senior convertible notes were converted into shares of the Company’s common stock during the three months ended March 31, 2016.

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

On June 30, 2016 and December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the warrants and derived an implied fair value of $1 and $2, respectively, which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2016 and 2015 as a gain in the unaudited condensed consolidated statements of operations of $4 and $13, respectively, and a gain of $1 and a loss of $13 for the six months ended June 30, 2016 and 2015, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the 31 Group, LLC April 2015 exchange agreement warrants derivative as of June 30, 2016 and December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2016	2015
	July 1,	April 15,	July 1,
	2014	2014	2014
	Warrant	Warrant	Warrant
Fair value of Company's common stock	$0.70	$1.00	$1.00
Volatility (for June 30, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	105%	80%	80%
Exercise price per share	$5.00	$5.00	$5.00
Estimated life	1 year	3.5 months	1.5 years
Risk free interest rate (based on 1-year treasury rate)	0.45%	0.33%	0.86%

Bridge Financing Agreement Warrants

On December 29, 2015, the Company entered into an agreement with the JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB (Cayman) Waltham Ltd. a senior secured convertible debenture (as noted in Note 7, Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the tranche warrants and revalued the warrants at the $1.75 conversion price and determined that the fair value of the warrants was $258, which is included in common stock warrants within the stockholders’ deficit section on the condensed consolidated balance sheet as of December 31, 2015.

Bridge Financing Amendment No. 2 Feature

On December 29, 2015, the Company entered into an agreement with the JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB (Cayman) Waltham Ltd. a senior secured convertible debenture (as noted in Note 7, Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the maturity date feature prior to the payoff transaction and determined that the feature had a fair value of $31 as of December 31, 2015. In conjunction with the payoff, the Company re-evaluated the maturity date feature and determined that the derivative was extinguished along with the related bridge financing debt.

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

On June 30, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible noted and determined the fair value to be $0 and $85, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2016 as a gain of $18 and a gain of $85 for the six months ended June 30, 2016 in the unaudited condensed consolidated statements of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the Smithline derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2016	2015

Principal amount	$307	$526
Conversion price per share	$1.25	$1.25
Conversion trigger price per share	None	None
Risk free rate	0.38%	0.69%
Life of conversion feature (in years)	0.61	1.10
Volatility	100%	105%

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture Features

On December 29, 2015, the Company entered into a securities purchase agreement with JGB Waltham whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a 10% original issue discount senior secured convertible debenture in the aggregate principal amount of $7,500. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On December 29, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $1,479 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On May 17, 2016, the Company entered into the Debenture Forbearance Agreement with JGB Waltham pursuant to which JGB Waltham agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Debenture Forbearance Agreement (Refer to Note 7, Term Loans, for further details). The Company evaluated the Debenture Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Debenture Forbearance Agreement and determined that the fair value of the features was $2,612. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,154 to its consolidated statement of operations on May 17, 2016.

On May 23, 2016, the Company entered into the Amended Agreement with JGB Concord, JGB Waltham, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors. The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and utilized a Monte Carlo simulation to determine the fair value of the settlement features to be $2,654 as of May 23, 2016. The Company recorded a loss on the fair value of the settlement features to change in fair value of derivative instruments of $41 on the consolidated statement of operations as of May 23, 2016.

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 7, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement and determined that the fair value of the features was $3,139 as of June 23, 2016. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $486 to its consolidated statement of operations on June 23, 2016.

On June 30, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and JGB Concord and determined the fair value to be $2,261 and $3,150, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2016 as a gain of $486 and a gain of $1,436 for the six months ended June 30, 2016 in the unaudited condensed consolidated statements of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2016	2015

Principal amount	$6,100	$7,500
Conversion price per share	$0.80	$1.33
Conversion trigger price per share	$1.60	$4.00
Risk free rate	0.7%	0.86%
Life of conversion feature (in years)	2.92	1.50
Volatility	100%	105%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

On February 17, 2016, the Company entered into a securities exchange agreement by and among the Company, VaultLogix, and JGB Concord, whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to the lender party a new 8.25% senior secured convertible note dated February 18, 2016 in the aggregate principal amount of $11,601 (refer to Note 6, Term Loans, for further details).

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

On May 17, 2016, the Company entered into the Note Forbearance Agreement with JGB Concord pursuant to which JGB Concord agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Note Forbearance Agreement (Refer to Note 7, Term Loans, for further details). The Company evaluated the Note Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Note Forbearance Agreement and determined that the fair value of the features was $4,968. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $2,196 to its consolidated statement of operations on May 17, 2016.

On May 23, 2016, the Company entered into the Amended Agreement with JGB Concord, JGB Waltham, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors. The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and utilized a Monte Carlo simulation to determine the fair value of the settlement features to be $5,046 as of May 23, 2016. The Company recorded a loss on the fair value of the settlement features to change in fair value of derivative instruments of $79 on the consolidated statement of operations as of May 23, 2016.

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 7, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement and determined that the fair value of the features was $5,971 as of June 23, 2016. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $924 to its consolidated statement of operations on June 23, 2016.

As part of the June 23, 2016 amended agreement with JGB Concord, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord (Refer to Note 10, Stockholders’ Deficit, for further detail), which includes a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $0.94 per share of the Company’s common stock and the average volume weighted average price per share of the Company’s common stock sixty days after shares of the Company’s common stock are freely tradable. The Company accounted for the make-whole provision within the June 23, 2016 amendment agreement as a derivative liability and utilized a binomial lattice model to ascribe a value of $280, which was recorded as a derivative liability on the Company’s consolidated balance sheet and as a loss on extinguishment of debt on the Company’s consolidated statement of operations on June 23, 2016.

On June 30, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $4,299 and recorded a loss on fair value of derivative instruments of $1,671 for the three months ended June 30, 2016 and a loss of $2,949 for the six months ended June 30, 2016 on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Concord derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30,
2016

Principal amount	$11,601
Conversion price per share	$0.80
Conversion trigger price per share	$1.60
Risk free rate	0.7%
Life of conversion feature (in years)	2.92
Volatility	100%

On June 30, 2016, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $372 and recorded a loss on fair value of derivative instruments of $92 for the three and six months ended June 30, 2016 on the unaudited condensed consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the JGB Concord make-whole provision at the measurement date was calculated using a binomial lattice model with the following factors, assumptions and methodologies:

June 30,
2016

Fair value of Company’s common stock	$0.70
Volatility (for June 30, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	105%
Exercise price	$0.94
Estimated life	7.9 months
Risk free interest rate (based on 1-year treasury rate)	0.405%

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

During the quarter ended June 30, 2015, the Company revalued the accounts payable derivative and recorded a gain on fair value of derivative instruments of $224 and $230 for the three and six months ended June 30, 2015, respectively, on the unaudited condensed consolidated statement of operations.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

9. INCOME TAXES

As of June 30, 2016 and December 31, 2015, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $103,364 and $64,489, respectively, and state NOL’s of approximately $98,547 and $60,617, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of June 30, 2016 and December 31, 2015, the Company had federal tax credit carry forwards of $692 and $690, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

10. STOCKHOLDERS’ DEFICIT

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

In June 2016, the Company issued an aggregate of 284,406 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $156. The shares were issued at $0.55, per the terms of the notes payable.

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

In April 2016, the Company issued an aggregate of 73,996 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $48. The shares were issued at $0.65, per the terms of the note payable.

In May 2016, the Company issued an aggregate of 88,532 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $48. The shares were issued at $0.54, per the terms of the note payable.

In June 2016, the Company issued an aggregate of 68,254 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $47. The shares were issued at $0.69, per the terms of the note payable.

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

Issuance of shares to JGB Concord

In June 2016, the Company issued 900,000 shares of common stock valued at $0.92 per share as a concession for restructuring certain debt agreements. The Company recorded these shares as a loss on fair value of debt extinguishment of $828 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016.

Purchase of Treasury Shares

During March 2016, the Company repurchased 1,961 shares from the Ian Gist Cancer Research Fund. The shares were valued at fair value at $0.54 per share.

During March 2016, the Company repurchased 141,322 shares at par value of $0.0001 per share from twenty employees who terminated employment.

During June 2016, the Company repurchased 55,167 shares at par value of $0.0001 per share from twelve employees who terminated employment.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

11. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,023,116	$3.50
Vested	(44,666)	$2.68
Forfeited/Cancelled	(141,322)	$2.93
Outstanding at March 31, 2016	1,837,128	$3.57

Vested	(271,490)	$2.33
Forfeited/Cancelled	(55,167)	$2.78
Outstanding at June 30, 2016	1,510,471	$3.82

For the three months ended June 30, 2016 and 2015, the Company incurred $0 and $5,160, respectively, in stock compensation expense from the issuance of common stock to employees and consultants. For the six months ended June 30, 2016 and 2015, the Company incurred $71 and $6,483, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $632 and $733 in stock compensation expense on shares subject to vesting terms in previous periods during the three months ended June 30, 2016 and 2015, respectively. The Company recorded an additional $1,309 and $1,582 in stock compensation expense on shares subject to vesting terms in previous periods during the six months ended June 30, 2016 and 2015, respectively.

Issuance of shares of common stock to employee for incentive earned

During March 2016, the Company issued an aggregate of 73,519 shares to an employee in settlement of incentives earned. The shares were valued at fair value at $0.68 per share. The Company had accrued for $50 of the expense in 2015.

Options

There were no options granted during the six months ended June 30, 2016 or 2015.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2016:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	175,000	$3.72	6.29	$476
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2016	175,000	$3.72	5.80	$529
Exercisable at June 30, 2016	158,333	$3.72	5.80	$478

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2016 and December 31, 2015 of $0.70 and $1.00, respectively.

12. RELATED PARTIES

At June 30, 2016 and December 31, 2015, the Company had outstanding the following loans due to related parties:

	June 30,	December 31,
	2016	2015

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $56 and $72, respectively	$541	$525
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $53 and $68, respectively	322	307
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $90 and $116, respectively	1,247	1,221
Promissory note issued to Pasack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $221 and $286, respectively	2,429	2,364
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on July 1, 2016, unsecured, net of debt discount of $115 and $749, respectively	6,360	5,727
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $1,215 and $1,528, respectively	3,159	2,844
Promissory notes issued to Forward Investments, LLC, 6.5% interest, maturing on July 1, 2016, unsecured, net of debt discount of $26 and $147, respectively	364	243
Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016	5,755	5,755
Former owner of IPC, unsecured, 15% interest, due on demand	75	75
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016	225	225
	20,477	19,286
Less: current portion of debt	(11,751)	(11,103)
Long-term portion of notes payable, related parties	$8,726	$8,183

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended June 30, 2016 and 2015 was $946 and $1,011, respectively. The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the six months ended June 30, 2016 and 2015 was $1,848 and $2,521, respectively.

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

As of June 30, 2016 and December 31, 2015, there was no amount outstanding under the related party revolving line of credit.

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

On May 19, 2015, Mr. Jadevaia assigned $500 of principal related to the convertible promissory note and the assignees converted all $500 principal amount of such note into 232,182 shares of the Company’s common stock with a fair value of $3.38 per common share. Refer to Note 17, Stockholders’ Equity, for further detail on this transaction.

At June 30, 2016, $5,830 principal amount of the convertible promissory note remained outstanding, which was payable on demand.

Convertible Promissory Note to Scott Davis

On July 1, 2014, the Company issued an unsecured $250 convertible promissory note to Scott Davis, who is a related party. The note bears interest at the rate of 8% per annum, originally matured on January 1, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $6.59. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the feature.

On March 25, 2015, the Company and Mr. Davis agreed to a modification of the convertible promissory note pursuant to which the term of the note was extended to May 30, 2016 and the initial conversion price was amended to $2.22 per share of the Company’s common stock. In consideration for this modification, the Company issued to Mr. Davis 22,222 shares of common stock with a fair value of $2.16 per share.

On May 31, 2015, Mr. Davis converted $25 principal amount of the convertible promissory note into 11,261 shares of common stock, with a fair value of $3.53 per share and recorded a loss on debt conversion of $13 on the Company’s consolidated statement of operations.

At June 30, 2016, $225 principal amount of the convertible promissory note was outstanding, which was payable on demand.

13. SEGMENTS

The Company operates in three reportable segments: applications and infrastructure, professional services, and managed services. The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities, Tropical, RM Leasing, and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDN. The managed services operating segment is comprised of the operations of IPC, RentVM and Nottingham.

In addition to the operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin. As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes. The Company’s former VaultLogix and Axim subsidiaries, which we included in the Company’s cloud services segment, were reclassified as “discontinued operations” to conform to classifications used in the current period related to the sale of VaultLogix, VaultLogix’s subsidiaries and Axim.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Segment information relating to the Company’s results of continuing operations was as follows:

Revenue by Segment	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Applications and infrastructure	$6,597	$4,761	$11,832	$9,491
Professional services	11,825	6,310	18,345	13,174
Managed services	4,172	8,488	10,046	15,132
Total	$22,594	$19,559	$40,223	$37,797

Gross Profit	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Applications and infrastructure	$1,127	$1,460	$1,853	$2,656
Professional services	2,922	1,237	4,375	2,689
Managed services	1,170	1,700	3,405	4,118
Total	$5,219	$4,397	$9,633	$9,463

Operating Income (Loss) by Segment	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Applications and infrastructure	$(198)	$316	$(651)	$248
Professional services	983	(16)	857	(99)
Managed services	(1,198)	(692)	(1,044)	(1,072)
Corporate	(3,905)	(6,888)	(7,022)	(9,795)
Total	$(4,318)	$(7,280)	$(7,860)	$(10,718)

Interest Expense	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Applications and infrastructure	$4	$7	$8	$15
Professional services	-	-	-	-
Managed services	11	-	13	-
Corporate	3,403	1,799	8,112	4,940
Total	$3,418	$1,806	$8,133	$4,955

Total Assets by Segment	June 30, 2016	December 31, 2015
		(Revised)
Applications and infrastructure	$17,488	$19,593
Professional services	25,284	18,449
Managed services	20,843	24,718
Cloud services	10,669	3,840
Corporate	9,324	3,788
Assets of discontinued operations	-	21,843
Total	$83,608	$92,231

Goodwill	June 30, 2016	December 31, 2015

Applications and infrastructure	$6,906	$6,906
Professional services	10,080	9,257
Managed services	7,495	7,495
Total	$24,481	$23,658

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Revenues by Segment by	Three months ended June 30, 2016			Six months ended June 30, 2016
Geographic Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$6,426	$171	$6,597	$11,470	$362	$11,832
Professional services	11,729	96	11,825	18,217	128	18,345
Managed services	4,172	-	4,172	10,046	-	10,046
Total	$22,327	$267	$22,594	$39,733	$490	$40,223

Revenues by Segment by	Three months ended June 30, 2015			Six months ended June 30, 2015
Geographic Region	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Revised)			(Revised)
Applications and infrastructure	$4,536	$225	$4,761	$8,853	$638	$9,491
Professional services	6,286	24	6,310	13,102	72	13,174
Managed services	8,488	-	8,488	15,132	-	15,132
Total	$19,310	$249	$19,559	$37,087	$710	$37,797

Gross Profit by	Three months ended June 30, 2016			Six months ended June 30, 2016
Segment by Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$808	$319	$1,127	$1,491	$362	$1,853
Professional services	2,800	122	2,922	4,247	128	4,375
Managed services	1,170	-	1,170	3,405	-	3,405
Total	$4,778	$441	$5,219	$9,143	$490	$9,633

Gross Profit by	Three months ended June 30, 2015			Six months ended June 30, 2015
Segment by Region	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Revised)			(Revised)
Applications and infrastructure	$1,383	$77	$1,460	$2,525	$131	$2,656
Professional services	1,232	5	1,237	2,669	20	2,689
Managed services	1,700	-	1,700	4,118	-	4,118
Total	$4,315	$82	$4,397	$9,312	$151	$9,463

Operating (Loss) Income by	Three months ended June 30, 2016			Six months ended June 30, 2016
Segment by Region	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$(153)	$(45)	$(198)	$(628)	$(23)	$(651)
Professional services	973	10	983	845	12	857
Managed services	(1,198)	-	(1,198)	(1,044)	-	(1,044)
Corporate	(3,905)	-	(3,905)	(7,022)	-	(7,022)
Total	$(4,283)	$(35)	$(4,318)	$(7,849)	$(11)	$(7,860)

Operating (Loss) Income by	Three months ended June 30, 2015			Six months ended June 30, 2015
Segment by Region	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Revised)			(Revised)
Applications and infrastructure	$275	$41	$316	$199	$49	$248
Professional services	22	(38)	(16)	(74)	(25)	(99)
Managed services	(692)	-	(692)	(1,072)	-	(1,072)
Corporate	(6,888)	-	(6,888)	(9,795)	-	(9,795)
Total	$(7,283)	$3	$(7,280)	$(10,742)	$24	$(10,718)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

14. DISCONTINUED OPERATIONS

On February 17, 2016, the Company consummated the sale of certain assets of its former wholly-owned subsidiary, VaultLogix, and its subsidiaries, pursuant to the terms of an asset purchase agreement, dated as of February 17, 2016 among the Company, VaultLogix and its subsidiares and KeepItSafe, Inc., a Delaware corporation. The cash purchase price paid to the Company for the assets was $24,000, which was paid to the Company as follows: (i) $22,000 paid in cash on the closing date and (ii) $2,000 deposited in an escrow account to secure the performance of the obligations of the Company and VaultLogix, including any potential indemnification claims, under the asset purchase agreement, to be released on February 17, 2017. The closing payments were subject to customary working capital adjustments.

The assets of VaultLogix and its subsidiaries have been included within the unaudited condensed consolidated balance sheet as non-current assets of discontinued operations as of December 31, 2015. The results of operations of VaultLogix and its subsidiaries have been included within the line-item labelled net income (loss) on discontinued operations, net of tax within the consolidated statement of operations for the three and six months ended June 30, 2016 and 2015. The Company recorded a gain on the disposal of these assets of $0 and $2,637 for the three and six months ended June 30, 2016, respectively.

On April 29, 2016, the Company consummated the disposal of certain assets of its former wholly-owned subsidiary, Axim, for the following future consideration: in the event that the purchaser of Axim undertakes a sale or disposition of assets related to Axim, the purchaser of Axim shall pay to the Company an amount equal to the lesser of (i) 50% of the gross proceeds of such sale or disposition or (ii) $1,500.

The assets of Axim have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations, non-current assets of discontinued operations, and non-current liabilities of discontinued operations as of December 31, 2015. The results of operations of Axim have been included within the line-item labelled net income (loss) on discontinued operations, net of tax within the consolidated statement of operations for the three and six months ended June 30, 2016 and 2015. The Company recorded a loss on the disposal of these assets of $1,063 for the three and six months ended June 30, 2016.

The following tables show the major classes of the Company’s discontinued operations as of December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.

December 31,
2015

Current assets
Accounts receivable, net of allowances of $52	$91
Current assets of discontinued operations	$91

Long-term assets:
Property and equipment, net	$1,245
Goodwill	10,130
Intangible assets, net	10,377
Long-term assets of discontinued operations	$21,752

Current Liabilities:
Accrued expenses	$5
Current liabilities of discontinued operations	$5

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$2,687	$1,377	$5,442
Cost of revenue	15	446	274	893
Gross profit	(15)	2,241	1,103	4,549

Operating expenses:
Depreciation and amortization	-	758	439	1,501
Salaries and wages	-	552	844	1,220
Selling, general and administrative	(8)	491	528	1,046
Total operating expenses	(8)	1,801	1,811	3,767

(Loss) income from operations	(7)	440	(708)	782

Other income (expenses):
Interest expense	-	(605)	(243)	(1,116)
Other expense	(128)	(14)	(158)	(28)
(Loss) gain on disposal	(1,063)	-	1,574	-
Total other income (expense)	(1,191)	(619)	1,173	(1,144)

Net (loss) income on discontinued operations	$(1,198)	$(179)	$465	$(362)

15. SUBSEQUENT EVENTS

Related Party Debt Conversions

During July 2016, the Company issued 125,000 shares of its common stock to Mark Munro pursuant to the conversion of $100 principal amount of promissory notes payable.

During July 2016, the Company issued 125,000 shares of its common stock to Pascack Road, LLC pursuant to the conversion of $100 principal amount of promissory notes payable.

Promissory Note Debt Conversions

During July 2016, the Company issued 288,512 shares of its common stock to the investor who holds the August 6, 2015 senior convertible note pursuant to the conversion of $158 of principal and related accrued interest.

During July 2016, the Company issued 300,099 shares of its common stock to the investor who holds the November 12, 2015 senior convertible note pursuant to the conversion of $124 of principal and related accrued interest.

During August 2016, the Company issued 138,741 shares of its common stock to the investor who holds the November 12, 2015 senior convertible note pursuant to the conversion of $44 of principal and related accrued interest.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Richard Smithline Senior Convertible Note

During July 2016, the Company issued 98,386 shares of its common stock to Richard Smithline pursuant to the conversion of $47 of principal and related accrued interest.

Forward Investments, LLC Promissory Note Conversions

During July 2016, the Company issued 793,519 shares of its common stock to Forward Investments, LLC pursuant to conversion of $446 principal amount of promissory notes outstanding.

During August 2016, the Company issued 312,522 shares of its common stock to Forward Investments, LLC pursuant to conversion of $146 principal amount of promissory notes outstanding.

JGB Waltham

During July 2016, the Company paid $169 of principal and $1 of related interest in cash to JGB Waltham related to the outstanding December 2015 senior secured convertible debenture.

During July 2016, the Company paid $76 of principal and $12 of related interest in cash to JGB Waltham related to the outstanding 2.7 Note.

During August 2016, the Company paid $76 of principal and $12 of related interest in cash to JGB Waltham related to the outstanding 2.7 Note.

JGB Concord

During July 2016, the Company paid $145 of principal and $23 of related interest in cash to JGB Concord related to the outstanding 5.2 Note.

During August 2016, the Company paid $145 of principal and $23 of related interest in cash to JGB Concord related to the outstanding 5.2 Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and months ended June 30, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on June 17, 2016 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

We operate in three reportable segments: applications and infrastructure, professional services, and managed services. The applications and infrastructure operating segment is an aggregation of the component operations of RM Leasing, TNS and the AWS Entities. On January 1, 2015, we merged the operations of Tropical into the operations of AWS. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDN. The managed services operating segment is primarily comprised of the operations of IPC. On January 1, 2015, we merged the operations of RentVM with the operations of IPC.

On February 17, 2016, we sold certain assets of our formerly-owned VaultLogix and subsidiaries reporting unit, which was included in our cloud services segment. On April 29, 2016, we sold our formerly-owned Axim subsidiary, which was included in our cloud services segment. The operations of VaultLogix and its subsidiaries as well as Axim have been excluded from the comparative tables noted below and are included within the line item “net income (loss) on discontinued operations” within our unaudited condensed consolidated statement of operations.

Results of Continuing Operations – Three months ended June 30, 2016 and 2015

Revenues:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure	$6,597	$4,761	$1,836	39%
Professional services	11,825	6,310	5,515	87%
Managed services	4,172	8,488	(4,316)	-51%
Total	$22,594	$19,559	$3,035	16%

Revenues for the three-month period ended June 30, 2016 increased by $3.0 million, or 16%, to $22.6 million, as compared to $19.6 million for the corresponding period in 2015. The increase in revenues resulted primarily from an increase in our professional services segment due to a one-time event at a large telecommunications carrier that resulted in increased revenue. Additionally, increased revenue from our applications and infrastructure segment was offset by a decrease in revenue from our managed services segment.

During the three-month period ended June 30, 2016, 52% of our revenue was derived from our professional services segment, 18% from our managed services segment, and 29% from our applications and infrastructure segment. During the three-month period ended June 30, 2015, 32% of our revenue was derived from our professional services segment, 43% from our managed services segment, and 24% from our applications and infrastructure. Revenues from our managed services segment tends to be recurring in nature. Such recurring revenue was $2.4 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively.

Cost of revenue and gross margin:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$5,470	$3,301	$2,169	66%
Gross profit	$1,127	$1,460	$(333)	-23%
Gross profit percentage	17%	31%

Professional services
Cost of revenue	$8,903	$5,073	$3,830	75%
Gross profit	$2,922	$1,237	$1,685	136%
Gross profit percentage	25%	20%

Managed services
Cost of revenue	$3,002	$6,788	$(3,786)	-56%
Gross profit	$1,170	$1,700	$(530)	-31%
Gross profit percentage	28%	20%

Total
Cost of revenue	$17,375	$15,162	$2,213	15%
Gross profit	$5,219	$4,397	$822	19%
Gross profit percentage	23%	22%

Cost of revenue for the three-month periods ended June 30, 2016 and 2015 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $2.2 million, or 15%, for the three-month period ended June 30, 2016 was primarily attributable increase in cost of revenue in our professional services and application and infrastructure segments. This increase in cost of goods sold from our professional services segment is directly related to the increase in revenue resulting from a one-time event at a large telecommunications carrier referred to above. The increase in cost of goods sold related to our applications and infrastructure segment resulted from declining gross margins during this period. Costs of revenue as a percentage of revenues was 77% for the three-month period ended June 30, 2016, as compared to 78% for the same period in 2015.

Our gross profit percentage was 23% for the three-month period ended June 30, 2016, as compared to 22% for the comparable period in 2015. The overall increase in gross profit percentage was primarily due to higher margins realized on jobs within our professional services segment.

Salaries and wages:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure	$483	$465	$18	4%
Percentage of total revenue	2%	2%

Professional services	$1,324	$805	$519	64%
Percentage of total revenue	6%	4%

Managed services	$1,122	$1,297	$(175)	-13%
Percentage of total revenue	5%	7%

Corporate	$1,276	$5,752	$(4,476)	-78%
Percentage of total revenue	6%	29%

Total	$4,205	$8,319	$(4,114)	-49%
Percentage of total revenue	19%	43%

For the three-month period ended June 30, 2016, salaries and wages decreased $4.1 million to $4.2 million as compared to approximately $8.3 million for the same period in 2015. The decrease resulted primarily from a decrease in salaries and wages in our corporate segment, which resulted from a decrease in stock compensation expense of $4.6 million during the 2016 period compared to the same period in 2015. This decrease was offset by increased salary and wages expense in our professional services segment. Salaries and wages were 19% of revenue in the three-month period ended June 30, 2016, as compared to 43% for the same period in 2015. Our salaries and wages will not increase proportionally to an increase in our revenue.

General and Administrative:

	Three months ended June 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure	$651	$430	$221	51%
Percentage of total revenue	3%	2%

Professional services	$605	$377	$228	60%
Percentage of total revenue	3%	2%

Managed services	$895	$554	$341	62%
Percentage of total revenue	4%	3%

Corporate	$2,625	$1,134	$1,491	131%
Percentage of total revenue	12%	6%

Total	$4,776	$2,495	$2,281	91%
Percentage of total revenue	21%	13%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $2.3 million, or 91%, to $4.8 million in the three-month period ended June 30, 2016, as compared to $2.5 million in the comparable period of 2015. This increase primarily resulted from increases in accounting and legal expense primarily resulting from changing independent auditors. Accounting and legal expense increased $1.5 million during the second quarter compared to the same period in 2015. Additionally, marketing development funds decreased by $0.4 million during the second quarter of 2016. Marketing development funds offset general and administrative expense. As a result, general and administrative expense increased by this amount. General and administrative expenses increased to 21% of revenues in the three-month period ended June 30, 2016, from 13% in the comparable period in 2015.

Interest Expense:

Interest expense for the three-month period ended June 30, 2016 and 2015 was $3.4 million and $1.8 million, respectively. The increase in interest expense primarily resulted from debt incurred during December 31, 2015 and February 2016.

Net Loss Attributable to our Common Stockholders:

Net loss attributable to our common stockholders was $13.4 million for three-month period ended June 30, 2016, as compared to net loss attributable to common stockholders of $14.5 million for the three months ended June 30, 2015. The decrease in net loss was primarily due to a decrease in loss from operations of approximately $3.0 million. This decrease was offset by increased losses of $0.9 million in our former cloud services segment, which is shown as a loss on discontinued operations. Additionally, non-cash gains related to our derivative instruments increased by $1.9 million.

Results of Continuing Operations – Six months ended June 30, 2016 and 2015

Revenues:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure	$11,832	$9,491	$2,341	25%
Professional services	18,345	13,174	5,171	39%
Managed services	10,046	15,132	(5,086)	-34%
Total	$40,223	$37,797	$2,426	6%

Revenues for the six-month period ended June 30, 2016 increased by $2.4 million, or 6%, to $40.2 million, as compared to $37.8 million for the corresponding period in 2015. The increase in revenues resulted primarily from an increase in our professional services segment due to a one-time event at a large telecommunications carrier which resulted in increased revenue. Additionally, increased revenue from our applications and infrastructure segment was offset by a decrease in revenue from our managed services segment.

During the six-month period ended June 30, 2016, 46% of our revenue was derived from our professional services segment, 25% from our managed services segment, and 29% from our applications and infrastructure segment. During the six-month period ended June 30, 2015, 35% of our revenue was derived from our professional services segment, 40% from our managed services segment, and 25% from our applications and infrastructure segment. Revenues from our managed services segment tends to be recurring in nature. Such recurring revenue was $5.3 million and $7.1 million for the six months ended June 30, 2016 and 2015, respectively.

Cost of revenue and gross margin:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$9,979	$6,835	$3,144	46%
Gross profit	$1,853	$2,656	$(803)	-30%
Gross profit percentage	16%	28%

Professional services
Cost of revenue	$13,970	$10,485	$3,485	33%
Gross profit	$4,375	$2,689	$1,686	63%
Gross profit percentage	24%	20%

Managed services
Cost of revenue	$6,641	$11,014	$(4,373)	-40%
Gross profit	$3,405	$4,118	$(713)	-17%
Gross profit percentage	34%	27%

Total
Cost of revenue	$30,590	$28,334	$2,256	8%
Gross profit	$9,633	$9,463	$170	2%
Gross profit percentage	24%	25%

Cost of revenue for the six-month periods ended June 30, 2016 and 2015 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $2.3 million, or 8%, for the six-month period ended June 30, 2016 was primarily attributable to an increase in cost of revenue in our professional services and application and infrastructure segments. This increase in cost of goods sold from our professional services segment is directly related to the increase in revenue resulting from a one-time event at a large telecommunications carrier referred to above. The increase in cost of goods sold related to our applications and infrastructure segment resulted from declining gross margins during this period. Costs of revenue as a percentage of revenues was 76% for the six-month period ended June 30, 2016, as compared to 75% for the same period in 2015.

Our gross profit percentage was 24% for the six-month period ended June 30, 2016, as compared to 25% for the comparable period in 2015. The overall decrease in gross profit percentage was primarily due to lower margins realized on jobs within our applications and infrastructure segment.

Salaries and wages:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure	$926	$971	$(45)	-5%
Percentage of total revenue	2%	3%

Professional services	$2,434	$1,854	$580	31%
Percentage of total revenue	6%	5%

Managed services	$2,272	$3,134	$(862)	-28%
Percentage of total revenue	6%	8%

Corporate	$2,679	$7,401	$(4,722)	-64%
Percentage of total revenue	7%	20%

Total	$8,311	$13,360	$(5,049)	-38%
Percentage of total revenue	21%	35%

For the six-month period ended June 30, 2016, salaries and wages decreased $5.0 million to $8.3 million as compared to approximately $13.4 million for the same period in 2015. The decrease resulted primarily from a decrease in salaries and wages in our corporate segment, which resulted from a decrease in stock compensation expense of $5.1 million during the six months ended June 30, 2016 compared to the same period in 2015. This decrease was offset by increased salary and wages expense in our professional services segment. Salaries and wages were 21% of revenue in the six month period ended June 30, 2016, as compared to 35% for the same period in 2015. Our salaries and wages will not increase proportionally to an increase in our revenue.

General and Administrative:

	Six months ended June 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure	$1,176	$941	$235	25%
Percentage of total revenue	3%	2%

Professional services	$1,039	$793	$246	31%
Percentage of total revenue	3%	2%

Managed services	$1,524	$829	$695	84%
Percentage of total revenue	4%	2%

Corporate	$4,331	$2,757	$1,574	57%
Percentage of total revenue	11%	7%

Total	$8,070	$5,320	$2,750	52%
Percentage of total revenue	20%	14%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $2.8 million, or 52%, to $8.1 million in the six-month period ended June 30, 2016, as compared to $5.3 million in the comparable period of 2015. This increase primarily resulted from increases in accounting and legal expense primarily resulting from changing independent auditors. Accounting and legal expense increased $1.7 million during the six months ended June 30, 2016 compared to the same period in 2015. Additionally, marketing development funds decreased by $0.7 million during this period in 2016. Marketing development funds offset general and administrative expense. As a result, general and administrative expense increased by this amount. General and administrative expenses increased to 20% of revenues in the six-month period ended June 30, 2016, from 14% in the comparable period in 2015.

Interest Expense:

Interest expense for the six-month period ended June 30, 2016 and 2015 was $8.1 million and $5.0 million, respectively. The increase in interest expense primarily resulted from debt incurred during December 31, 2015 and February 2016.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $17.7 million for six-month period ended June 30, 2016, as compared to net loss attributable to common stockholders of $24.8 million for the six months ended June 30, 2015. The decrease in net loss was primarily due to a decrease of $2.9 million in loss from operations. Additionally, non-cash gains related to our derivative instruments increased by $4.8 million.

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next twelve months. The Independent Registered Public Accounting Firms’ Report issued in connection with our audited financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the three and six months ended June 30, 2016, we generated gross profits from operations but were unable to achieve positive cash flow from operations. We expect to finance our cash needs from our operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At June 30, 2016, we had a working capital deficit of $21.8 million, as compared to a working capital deficit of $11.4 million at December 31, 2015.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to June 30, 2017 from our cash flows from operations. Additionally, during February 2016, we sold the assets of our wholly owned subsidiary, VaultLogix, for $24 million plus a working capital adjustment of approximately $2 million, which is held in an escrow account. However, of the proceeds we received from such sale, approximately $12 million was deposited in a restricted account and has been pledged in escrow for the repayment of our outstanding indebtedness to JGB Waltham and JGB Concord.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We have been investing in sales personnel in anticipation of increasing revenue opportunities in the cloud services and managed services segments of our business, which has contributed to our losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through June 30, 2017, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through June 30, 2017. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during 2016.

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

We had capital expenditures of $0.08 million and $0.03 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.05 million for the six-month periods ended June 30, 2016 and 2015, respectively. We expect our capital expenditures for the 12 months ending June 30, 2017 to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Three months ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(11,535)	$752
Net cash provided by (used in) investing activities	8,041	(1,262)
Net cash (used in) provided by financing activities	(2,018)	314

Net cash used in operating activities for the six months ended June 30, 2016 was $11.5 million, which included $1.4 million in stock compensation charges, gains on the fair value of derivative liabilities of $4.8 million, losses on the extinguishment of debt of $7.8 million and changes in accounts receivable, inventory, other assets, deferred revenue and accounts payable and accrued expenses of $3.0 million.

Net cash provided by investing activities for the six months ended June 30, 2016 was $8.0 million. This consisted primarily of the net cash provided by the investing activities of discontinued operations in regards to the disposal of our former VaultLogix subsidiary.

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2016. This consisted of repayments of bank borrowings and term loans.

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

Changes in Internal Control over Financial Reporting

The disposal of our former Axim subsidiary, which was the remaining cloud services segment component, constitutes a change in internal control over financial reporting that occurred during the three months covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 or Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, except as described below.

Derivative Action. On July 12, 2016, a derivative compliant entitled John Scrutchens, derivatively and on behalf of InterCloud Systems, Inc. v. Mark E. Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-CV-04207-FLW-DEA (D.N.J.) was filed in the United States Federal District Court for the District of New Jersey. This action arises out of the same conduct at issue in the purported class action lawsuit filed against our company. In the complaint, nominal plaintiff alleges that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder because in exercising reasonable care as directors of our company, the defendants knew or should have known that statements contained in our proxy statements for our annual stockholders’ meetings held in 2013 and 2014 were false and misleading in that such proxy statements (i) omitted material information regarding, among other wrongdoings, the purported wrongdoings of the defendants that generally are at issue in the purported class action lawsuit filed against us and the other derivative actions filed against the defendants, and (ii) included by reference materially false and misleading financial statements.  Plaintiffs seek unspecified damages, amendments to our corporate governance and internal procedures to comply with applicable laws and to protect our company and our stockholders from a repeat of the purported wrongdoings of the defendants, punitive damages from the individual defendants, disgorgement from the individual defendants and costs and disbursements in the action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On April 11, 2016, we issued an aggregate of 73,996 shares of common stock upon conversion of $48 principal amount of term loans and related accrued interest, which were issued at $0.65 per share.

On May 12, 2016, we issued an aggregate of 88,532 shares of common stock upon conversion of $48 principal amount of term loans and related accrued interest, which were issued at $0.54 per share.

On June 13, 2016, we issued an aggregate of 68,254 shares of common stock upon conversion of $47 principal amount of term loans, which were issued at $0.69 per share.

On June 23, 2016, we issued an aggregate of 900,000 shares of common stock related to the restructuring of certain notes payable, which were issued at $0.92 per share.

On June 30, 2016, we issued an aggregate of 284,406 shares of common stock upon conversion of $156 principal amount of term loans and related accrued interest, which were issued at $0.55 per share.

(c) Stock Repurchases

During the second quarter of 2016, we purchased shares of our outstanding common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (b)

April 1, 2016 to April 30, 2016	-		-	-	-
May 1, 2016 to May 31, 2016	-		-	-	-
June 1, 2016 to June 30, 2016	55,167	(a)	0.01	-	-

(a)	The Company repurchased 55,167 shares of common shares related to the unvested portion of stock grants issued to employees who terminated their employment during the second quarter of 2016.

(b)	We have no publicly-announced repurchase program in place.

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

INTERCLOUD SYSTEMS, INC.

August 9, 2016	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

