Form 10-Q
period 2016-09-30
INTERCLOUD SYSTEMS, INC.
filed 2016-11-09
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

(561) 988-1988
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,991,089 shares of common stock were issued and outstanding as of November 7, 2016.

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

These forward-looking statements also should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on any forward-looking statements and you should carefully review this report in its entirety. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Revised)
ASSETS
Current Assets:
Cash	$2,622	$7,944
Accounts receivable, net of allowances of $1,104 and $1,290, respectively	16,884	16,616
Inventories, net	350	1,181
Loans receivable	1,435	400
Other current assets	6,368	2,321
Current assets of discontinued operations	-	91
Total current assets	27,659	28,553

Property and equipment, net	620	659
Goodwill	25,047	23,658
Intangible assets, net	16,067	16,713
Investment	777	800
Other assets	247	96
Non-current assets of discontinued operations	-	21,752
Total assets	$70,417	$92,231
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$11,897	$7,932
Accrued expenses	12,470	10,787
Deferred revenue	3,900	5,145
Income taxes payable	29	653
Bank debt, current portion	123	131
Notes, related parties, current portion	10,371	11,103
Contingent consideration	865	-
Derivative financial instruments	1,287	408
Term loans, current portion, net of debt discount	6,613	3,787
Current liabilities of discontinued operations	-	5
Total current liabilities	47,555	39,951

Long-term Liabilities:
Notes, related parties, net of current portion	8,820	8,183
Deferred income taxes	1,002	909
Term loans, net of current portion and debt discount	18,359	30,258
Derivative financial instruments	3,094	17,130
Total long-term liabilities	31,275	56,480

Total liabilities	78,830	96,431

Commitments and contingencies

Stockholders' deficit:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 51,919,677 and 29,461,377 issued and 51,292,472 and 29,032,622 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	5	3
Common stock warrants; 190,609 warrants outstanding as of September 30, 2016 and December 31, 2015, no par	1,727	259
Treasury stock; at cost; 627,205 and 428,755 shares as of September 30, 2016 and December 31, 2015, respectively	(1)	-
Additional paid-in capital	127,658	117,706
Accumulated deficit	(138,156)	(122,500)
Total InterCloud Systems, Inc. stockholders' deficit	(8,767)	(4,532)
Non-controlling interest	354	332
Total stockholders' deficit	(8,413)	(4,200)

Total liabilities, non-controlling interest and stockholders’ deficit	$70,417	$92,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Service revenue	$17,192	$14,585	$52,663	$44,351
Product revenue	2,361	3,034	7,113	11,065
Total revenue	19,553	17,619	59,776	55,416
Cost of revenue	13,940	12,755	44,530	41,089
Gross profit	5,613	4,864	15,246	14,327

Operating expenses:
Depreciation and amortization	565	926	1,677	2,797
Salaries and wages	5,088	4,017	13,399	17,378
Selling, general and administrative	3,757	3,202	11,826	8,522
Change in fair value of contingent consideration	-	(1,633)	-	(2,003)
Total operating expenses	9,410	6,512	26,902	26,694

Loss from operations	(3,797)	(1,648)	(11,656)	(12,367)

Other income (expenses):
Change in fair value of derivative instruments	11,191	927	15,987	731
Loss on settlement of contingent consideration	-	-	-	(205)
Interest expense	(2,833)	(2,054)	(10,966)	(7,009)
Gain (loss) on conversion of debt	68	(35)	416	(1,148)
(Loss) gain on extinguishment of debt	(1,630)	636	(9,442)	(2,324)
Gain (loss) on modification of debt	-	1	-	(2,991)
Loss on exchange of shares	-	-	-	(2,331)
Loss on investment in unconsolidated equity investment	(1)	-	(30)	-
Other income (expenses), net	(927)	(2)	(244)	(73)
Total other income (expenses)	5,868	(527)	(4,279)	(15,350)

Income (loss) from operations before benefit from income taxes	2,071	(2,175)	(15,935)	(27,717)

Provision for (benefit from) income taxes	48	220	164	(1,004)

Net income (loss) from continuing operations	2,023	(2,395)	(16,099)	(26,713)

Net (loss) income on discontinued operations, net of tax	-	(496)	465	(858)

Net income (loss)	2,023	(2,891)	(15,634)	(27,571)

Net (income) loss attributable to non-controlling interest	44	17	(22)	(134)

Net income (loss) attributable to InterCloud Systems, Inc. common stockholders	$2,067	$(2,874)	$(15,656)	$(27,705)

Basic income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income (loss) from continuing operations	$0.06	$(0.10)	$(0.49)	$(1.31)
Net income (loss) on discontinued operations, net of tax	$-	$(0.02)	$0.01	$(0.04)
Net income (loss) per share	$0.06	$(0.12)	$(0.48)	$(1.35)

Diluted income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income (loss) from continuing operations	$0.00	$(0.10)	$(0.49)	$(1.31)
Net income (loss) on discontinued operations, net of tax	$0.00	$(0.02)	$0.01	$(0.04)
Net income (loss) per share	$0.00	$(0.12)	$(0.48)	$(1.35)

Basic weighted average common shares outstanding	37,012,538	23,431,871	32,778,597	20,529,686
Diluted weighted average common shares outstanding	101,702,563	23,431,871	32,778,597	20,529,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			Common Stock				Additional		Non-
	Common Stock		Warrants		Treasury Stock		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2015	29,032,622	$3	190,609	$259	428,755	$-	$117,706	$(122,500)	$332	$(4,200)
Issuance of shares of common stock to non-employees for services	553,903	-	-	-	-	-	189	-	-	189
Issuance of shares pursuant to promissory notes	5,059,092	-	-	-	-	-	2,395	-	-	2,395
Issuance of shares pursuant to Smithline convertible note	785,097	-	-	-	-	-	371	-	-	371
Issuance of shares pursuant to Forward Investments, LLC promissory note conversions	5,684,578	1	-	-	-	-	1,482	-	-	1,483
Issuance of common stock pursuant to payment of JGB (Cayman) Concord Ltd. Senior Secured Convertible Note	4,592,940	1	-	-	-	-	585	-	-	586
Issuance of common stock upon conversion of related party debt	250,000	-	-	-	-	-	200	-	-	200
Issuance of shares pursuant to bridge financing provision	500,000	-	-	-	-	-	320	-	-	320
Issuance of shares pursuant to acquisition of assets of SDN Essentials, LLC	1,050,000	-	-	-	-	-	1,039	-	-	1,039
Issuance of shares pursuant to acquisition of 8760 Enterprises, Inc.	900,000	-	-	-	-	-	134	-	-	134
Issuance of shares of common stock to employees for incentives earned	138,333	-	-	-	-	-	50	-	-	50
Issuance of common stock to employees and directors for services	2,044,357	-	-	-	-	-	-	-	-	-
Issuance of shares pursuant to loan covenants	900,000	-	-	-	-	-	828	-	-	828
Stock compensation expense		-	-	-	-	-	2,359	-	-	2,359
Purchase of treasury shares	(198,450)	-	-	-	198,450	(1)	-	-	-	(1)
Issuance of warrants issued upon settlement of accounts payable	-	-	-	460	-	-	-	-	-	460
Issuance of warrants pursuant to JGB Concord and JGB Waltham amendment agreements	-	-	-	972	-	-	-	-	-	972
Issuance of warrants pursuant to acquisition of 8760 Enterprises, Inc.	-	-	-	36	-	-	-	-	-	36
Net income/(loss)	-	-	-	-	-	-	-	(15,656)	22	(15,634)
Ending balance, September 30, 2016	51,292,472	$5	190,609	$1,727	627,205	$(1)	$127,658	$(138,156)	$354	$(8,413)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the nine months ended September 30,
	2016	2015
		(Restated)
Cash flows from operating activities:
Net loss	$(15,634)	$(27,571)

Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(465)	858
Depreciation and amortization	1,677	2,797
Provision for bad debts	135	15
Amortization of debt discount	5,340	3,950
Loss on disposal of equipment	-	14
Stock compensation for services	2,359	6,934
Issuance of shares to non-employees for services	189	434
Shares issued to third party	-	5
Change in fair value of derivative instruments	(15,987)	(731)
Deferred income taxes	(35)	(1,131)
Loss on settlement of contingent consideration	-	205
Change in fair value of contingent consideration	-	(2,003)
(Gain) loss on conversion of debt	(416)	1,148
Loss on extinguishment of debt	9,442	2,324
Loss on modification of debt	-	2,991
Loss on exchange of shares	-	2,331
Loss on investment in unconsolidated equity investment	23	-
Changes in operating assets and liabilities:
Accounts receivable	1,615	1,784
Inventory	831	(823)
Other assets	(4,178)	586
Accounts payable and accrued expenses	3,441	2,370
Deferred revenue	(1,245)	(84)
Net cash used in operating activities of continuing operations	(12,908)	(3,597)
Net cash provided by operating activities of discontinued operations	413	1,591
Net cash used in operating activities	(12,495)	(2,006)

Cash flows from investing activities:
Purchases of equipment	(124)	(88)
Capitalization of software costs	-	(300)
Issuance of notes receivable	(1,035)	(703)
Cash received for acquired assets	112	-
Net cash used in investing activities of continuing operations	(1,047)	(1,091)
Net cash provided by (used in) investing activities of discontinued operations	21,887	(611)
Net cash provided by (used in) investing activities	20,840	(1,702)

Cash flows from financing activities:
Repayments of bank borrowings	(8)	(171)
Proceeds from notes and loans payable	495	5,006
Repayments of notes and loans payable	(14,154)	(2,715)
Repayment of related party borrowings	-	(25)
Net cash (used in) provided by financing activities	(13,667)	2,095

Net change in cash	$(5,322)	$(1,613)

Cash, beginning of period	7,944	5,470

Cash, end of period	$2,622	$3,857

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,011	$1,711
Cash paid for income taxes	$125	$177

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$5,035	$5,560
Issuance of shares pursuant to modification of debt	$-	$921
Issuance of shares pursuant to extinguishment of debt	$-	$1,085
Issuance of shares pursuant to restructuring of debt	$-	$292
Issuance of shares upon conversion of related party debt	$-	$1,334
Issuance of shares pursuant to acquisition	$1,173	$-
Additional note payable issued as part of related party debt modification	$-	$1,728
Addition to debt discount	$2,941	$7,020
Conversion of accrued interest to note payable	$-	$450
Issuance of shares for earn out provisions related to prior year acquisitions	$-	$1,457
Issuance of shares for settlement of interest	$-	$343
Issuance of warrants for settlement of accounts payable	$460	$674
Issuance of warrants pursuant to bridge financing agreement	$-	$1,276
Issuance of warrants pursuant to JGB Waltham and JGB Concord amendment	$972	$-
Issuance of warrants pursuant to acquisition	$36	-
Issuance of shares for payout of incentives earned	$50	$288
Issuance of shares in lieu of cash compensation	$189	$-
Issuance of shares pursuant to loan covenants	$828	$-
Issuance of shares pursuant to bridge financing agreement	$320	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware and is a provider of cloud networking orchestration and automation for software-defined networking and network function virtualization cloud environments to the telecommunications service provider and corporate enterprise markets through cloud solutions and professional services. The Company’s cloud solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing cloud deployment and management rather than the capital expense model that has dominated in recent decades in IT infrastructure management. The Company’s professional services group offers a broad range of solutions to enterprise and service provider customers, including application development teams, analytics, project management, program management, unified communications, network management and field support services on a short and long-term basis. The Company’s applications and infrastructure division offers enterprise and service provider customers specialty contracting services, including engineering, design, installation and maintenance services, that support the build-out and operation of some of the most advanced small cell, Wi-Fi and distributed antenna system networks.

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

In September 2016, the Company’s subsidiary, AW Solutions, Inc., acquired the assets of 8760 Enterprises, Inc. (“8760 Enterprises”), a comprehensive facility performance monitoring company that offers a management suite that controls building automation and energy functions though an integrated platform.

The Company consolidates all entities in which it has a controlling voting interest or a variable interest in a variable interest entity (“VIE”) in which the Company is deemed to be the primary beneficiary.

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

The unaudited condensed consolidated financial statements include the Company’s 13.7% ownership interest in NGNWare, LLC (“NGNWare”). The Company does not hold a controlling financial interest in NGNWare but has the ability to exercise significant influence over the operating and financial policies of NGNWare. As such, the Company accounts for its investment in NGNWare under the equity method of accounting.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Restatement of Previously Issued Consolidated Financial Statements

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and on the Company’s Form 10-Q/A for the quarter ended September 30, 2015, the Company has restated the unaudited consolidated financial statements as of and for three and nine month periods ended September 30, 2015 to correct misstatements primarily related to the following matters:

(i) The Company determined that maintenance pass-through revenue within the Company’s Integration Partners – NY Corporation subsidiary was presented on the gross amount billed to customers.  Based on the year-end 2015 audit, the revenue associated with maintenance contracts associated with these customers should have been presented on the net amount retained. An entry was recorded related to this audit finding during the third quarter of 2015.  As a result, the Company decreased service revenues by $1.4 million and the associated cost of revenue for the three and nine months ended September 30, 2015;

(ii) The Company identified an error related to a customer payment received in the second quarter of 2015. This amount was properly recorded as deferred revenue in the second quarter; however, the revenue and cost of revenue associated with that transaction were not properly recognized during the third quarter of 2015, which resulted in an understatement of product revenue in the amount of $0.7 million, cost of revenue in the amount of $0.2 million and gross profit in the amount of $0.5 million for the third quarter of 2015. This error also resulted in an overstatement of liabilities of $0.2 million at September 30, 2015;

(iii) The Company identified an error related to the cost of inventory items sold during the third quarter of 2015, which resulted in an understatement of cost of revenue by $0.9 million and an overstatement of inventory by such amount during the third quarter ended September 30, 2015; and

(iv) The Company determined that it did not retain adequate documentation to support the usage of the percentage of completion method of accounting for certain contracts within the AWS Entities. As such, the Company reversed revenues and related cost of sales that were recorded during the third quarter of 2015 using the percentage of completion method of accounting, which resulted in a decrease in service revenues of $0.8 million and a related decrease in accounts receivable by such amount during the quarter ended September 30, 2015.  In addition, the adjustments also reduced cost of revenue by $0.6 million during such period and caused a related increase in deferred job costs that were included in other current assets on the unaudited condensed consolidated balance sheet as of September 30, 2015.

These unaudited condensed consolidated financial statements include the impact of the restatement on the comparative unaudited consolidated quarterly financial information for the three and nine months ended and as of September 30, 2015. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three and nine months quarter and as of September 30, 2015, included in the Company’s amended Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on June 17, 2016; and the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the SEC on June 17, 2016.

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy (see Fair Value of Financial Instruments below). The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method. Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value. The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess cash flow, relief of royalty and discounted cash flow methods.

The discounted cash flow valuation method requires the use of assumptions, the most significant of which include: future revenue growth, future earnings before interest, taxes, depreciation and amortization, estimated synergies to be achieved by a market participant because of the business combination, marginal tax rate, terminal value growth rate, weighted average cost of capital and discount rate.

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

The most significant assumptions under the relief of royalty method used to value trade names include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit. The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate. Management, with the assistance of a third-party valuation specialist, has developed these assumptions based on historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

Revenue Recognition

The Company’s revenues are generated from its three reportable segments: applications and infrastructure, professional services, and managed services. The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, Revenue Recognition. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure segment revenues are derived from contracts to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical and RM Engineering provide that payment for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

The AWS Entities generally recognize revenue using the percentage of completion method. Revenues and fees under the contracts of these entities were recognized utilizing the units-of-delivery method, which used measures such as task completion within an overall contract. The units-of-delivery approach is an output method used in situations where it is more representative of progress on a contract than an input method, such as the efforts-expended approach. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

The AWS Entities also generate revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the Company’s professional services segment, which is comprised of the ADEX Entities and SDN, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at September 30, 2016 and 2015.

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

The Company’s former VaultLogix subsidiary, which was included in the Company’s former cloud services segment, provided on-line data backup services to its customers. Revenue for these customers was deferred until the services were performed.

Inventory

The inventory balance at September 30, 2016 and December 31, 2015 related to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at the lower of cost or market until sold. As inventory relates to specific customer orders, the Company determines the cost of the inventory using the specific identification method. Inventory consisted of networking equipment for which title had not passed to customers as of September 30, 2016 and December 31, 2015.

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

During December 2015, the Company entered into a letter of intent with a third-party to sell VaultLogix and its two subsidiaries, which were included in the Company’s former cloud services segment. The agreement was executed and the sale was consummated in February 2016. The Company’s management assessed the carrying amounts of the assets and liabilities of VaultLogix and its subsidiaries as compared to the selling price and determined that an impairment existed as of December 31, 2015. The Company recognized an impairment loss as of December 31, 2015, as the carrying value of the VaultLogix business unit was in excess of the amount for which it was sold in an arm’s-length transaction.

As of September 30, 2016, the Company did not identify any indicators of impairment.

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

Derivative Actions

In January 2016, a derivative complaint entitled Michael E. Sloan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, Daniel J. Sullivan, Roger M. Ponder, Lawrence M. Sands, Frank Jadevaia, and Scott Davis, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No. 11878 (DE Chancery) was filed in the Delaware Chancery Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, abused control, grossly mismanaged, and unjustly enriched themselves by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and the Company, and were written on behalf of the Company for the purpose of promoting the Company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to the Company’s articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

In June 2016, a derivative complaint entitled Wasseem Hamdan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger M. Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-cv-03706 (D.N.J.) was filed in the New Jersey Federal District Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, grossly mismanaged, and unjustly enriched themselves during the relevant period (December 2013 to the present) by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and the Company, and were written on behalf of the Company for the purpose of promoting the Company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to the Company’s articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action.

In July 2016, a derivative complaint entitled John Scrutchens, derivatively and on behalf of InterCloud Systems, Inc. v. Mark E. Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-CV-04207-FLW-DEA (D.N.J.) was filed in the United States Federal District Court for the District of New Jersey. This action arises out of the same conduct at issue in the purported class action lawsuit filed against the Company. In the complaint, nominal plaintiff alleges that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder because in exercising reasonable care as directors of the Company, the defendants knew or should have known that statements contained in the Company’s proxy statements for the Company’s annual stockholders’ meetings held in 2013 and 2014 were false and misleading in that such proxy statements (i) omitted material information regarding, among other wrongdoings, the purported wrongdoings of the defendants that generally are at issue in the purported class action lawsuit filed against the Company and the other derivative actions filed against the defendants, and (ii) included by reference materially false and misleading financial statements.  Plaintiffs seek unspecified damages, amendments to the Company’s corporate governance and internal procedures to comply with applicable laws and to protect the Company and its stockholders from a repeat of the purported wrongdoings of the defendants, punitive damages from the individual defendants, disgorgement from the individual defendants and costs and disbursements in the action.

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

Breach of Contract Action

In July 2013, a complaint was filed against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment.  In the complaint, the plaintiffs allege that the Company has breached contractual agreements between the Company and plaintiffs pertaining to certain indebtedness amounting to approximately $116,000 allegedly owed by the Company to the plaintiffs and the Company’s agreement to convert such indebtedness into shares of the Company’s common stock.  The Company has asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between the Company and the plaintiffs. The Farkas Group was a control person of the Company during the period that it was a public “shell” company, and facilitated the transfer of control of the Company to its former chief executive officer, Gideon Taylor.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

As of September 30, 2016, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable or reasonably estimable.

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

Net Income (Loss) Per Share

The Company follows ASC Topic 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

In the accompanying financial statements, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

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

The following sets forth the computation of diluted EPS for the three months ended September 30, 2016:

	Three months ended September 30, 2016
	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,067	37,012,538	$0.06
Change in fair value of derivative instruments	(4,700)	-	-
Loss on conversion, modification and extinguishment of debt	1,464	-	-
Interest expense and debt discounts related to convertible instruments	1,326	-	-
Dilutive shares related to JGB Concord and JGB Waltham convertible notes	-	64,690,025	-
Dilutive EPS	$157	101,702,563	$0.00

Potential common shares includable in the computation of fully-diluted per share results are not presented for the nine months ended September 30, 2016 and the three or nine months ended September 30, 2015, respectively, in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

The anti-dilutive shares of common stock outstanding for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Warrants	8,833,712	1,025,000	8,833,712	1,025,000
Options	175,000	175,000	175,000	175,000
Convertible notes	4,014,197	1,845,789	67,342,661	1,947,141
Convertible debenture	12,533,818	10,153,830	12,533,818	10,153,830
	21,542,530	13,199,619	88,885,191	13,300,971

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

Debt

The fair value of the Company’s debt approximates the carrying value. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and the term of the debt. The level of the debt would be considered as Level 2.

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

Fair Value of Derivatives

The Company has historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the quarter ended September 30, 2015, the Company determined that it would utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company has evaluated its derivative instruments and determined that the value of those derivative instruments, using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on its historical unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

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

The fair value of the Company's financial instruments carried at fair value at September 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	September 30, 2016
Liabilities:
Derivative features related to convertible debentures	$-	$-	$1,287
Contingent consideration	-	-	865
Long-term derivative features related to convertible debentures	-	-	3,094
Total liabilities at fair value	$-	$-	$5,246

	December 31, 2015
Liabilities:
Derivative features related to convertible debentures	$-	$-	$408
Long-term warrant derivatives	-	-	22
Long-term derivative features related to convertible debentures	-	-	17,108
Total liabilities at fair value	$-	$-	$17,538

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2016 were as follows:

Amount
Balance as of December 31, 2015	$17,538
Change in fair value of derivative features related to convertible debentures	(2,903)
Change in fair value of warrant derivative	17
Fair value of contingent consideration	515
Addition to debt discount related to JGB (Cayman) Concord Ltd. term loan	1,350
Balance as of March 31, 2016	16,517

Change in fair value of derivative features related to convertible debentures	(6,762)
Change in fair value of warrant derivative	(27)
Adjustment of derivative liability upon extinguishment of debt	4,880
Fair value of make-whole provision	280
Balance as of June 30, 2016	14,888

Change in fair value of derivative features related to convertible debentures	(8,286)
Change in fair value of warrant derivative	(11)
Adjustment of derivative liability upon conversion of debt	(41)
Adjustment of derivative liability upon extinguishment of debt	(102)
Adjustment of derivative liability upon modification of debt	(1,552)
Fair value of contingent consideration	350
Balance as of September 30, 2016	$5,246

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its unaudited condensed consolidated financial statements.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s management believes the Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as the Company’s ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the three and nine months ended September 30, 2016, the Company generated gross profits from operations but failed to achieve positive cash flow from operations. The Company expects to finance future cash needs from the results of operations and the sale of certain operating assets or businesses. Depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the three and nine months ended September 30, 2016 and the year ended December 31, 2015, the Company suffered recurring losses from operations. At September 30, 2016 and December 31, 2015, the Company had a total stockholders’ deficit of $8,413 and $4,200, respectively. The decrease of $8,498 in the Company’s working capital from December 31, 2015 to September 30, 2016 was primarily the result of an increase in accounts payable and accrued expenses of $5,648 (including non-cash activity) and an increase in the current portion of term loans (net of debt discounts) of $2,826. In addition, certain of the Company’s derivative instruments in the amount of $1,287 are now due to mature by September 30, 2017, whereas only $408 of these derivative instruments were current as of December 31, 2015.

On or prior to September 30, 2017, the Company has obligations relating to the payment of indebtedness as follows:

●	$5,403 relating to promissory notes held by related parties that mature on July 1, 2017;

●	$5,755 relating to a promissory note held by a related party that matured on May 30, 2016 and is due on demand;

●	$2,020 relating to term loans – senior convertible notes with current portions payable through January 2017;

●	$306 relating to current maturities of a convertible note that matures in November 2016;

●	$363 relating to current maturities of a convertible note that matures in January 2017;

●	$225 relating to a promissory note held by a related party that matured on May 30, 2016 and is due on demand;

●	$106 relating to a promissory note held by a former owner of Tropical that matures in November 2016;

●	$75 relating to a promissory note held by a related party that is due on demand; and

●	$349 relating to the settlement of IPC-Related Litigation discussed in Part II, Item 1, Legal Proceedings

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to September 30, 2017 from earnings from operations, the sale of certain operating assets or businesses and possibly from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in managed services segments of its business, which contributed to the losses from operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through September 30, 2017. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

The Company plans to generate positive cash flow from its operating subsidiaries. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of any securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

3. LOANS RECEIVABLE

Loans receivable as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Loans to NGNWare	$507	$100
Loans to employees, due between December 2016 and December 2017	928	300
Loans receivable	$1,435	$400

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Vehicles	$785	$777
Computers and office equipment	955	905
Equipment	764	605
Software	176	171
Total	2,680	2,458
Less accumulated depreciation	(2,060)	(1,799)

Property and equipment, net	$620	$659

Depreciation expense for the three months ended September 30, 2016 and 2015 was $89 and $87, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $261 and $275, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the Company’s goodwill as of September 30, 2016 and December 31, 2015

	Applications and Infrastructure	Professional Services	Managed Services	Total
Balance at December 31, 2015	$6,906	$9,257	$7,495	$23,658

Acquisition	566	823	-	1,389

Balance at September 30, 2016	$7,472	$10,080	$7,495	$25,047

Intangible Assets

The following table summarizes the Company’s intangible assets as of September 30, 2016 and December 31, 2015:

		September 30, 2016				December 31, 2015
	Estimated	Gross				Gross
	Useful	Carrying		Accumulated	Net Book	Carrying	Accumulated		Impairment	Net Book
	Life	Amount	Additions	Amortization	Value	Amount	Amortization	Reclassification	Charge	Value
Customer relationship and lists	7-10 yrs.	$14,451	$220	$(5,681)	$8,990	$14,451	$(4,707)	$-	$-	$9,744
Non-compete agreements	2-3 yrs.	1,756	498	(1,871)	383	2,455	(1,602)	-	(699)	154
Purchased software	16 years	4,000	-	(541)	3,459	-	(371)	4,000	-	3,629
In-process research and development		-	-	-	-	4,000	-	(4,000)	-	-
URL's	Indefinite	8	-	-	8	8	-	-	-	8
Tradenames	1 year	-	-	-	-	59	(49)	-	(10)	-
Tradenames	Indefinite	3,178	49	-	3,227	3,178	-	-	-	3,178
Total intangible assets		$23,393	$767	$(8,093)	$16,067	$24,151	$(6,729)	$-	$(709)	$16,713

Amortization expense related to the identifiable intangible assets was $476 and $838 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to the identifiable intangible assets was $1,416 and $2,522 for the nine months ended September 30, 2016 and 2015, respectively.

6. BANK DEBT

Bank debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicle, maturing July 2016	$-	$3

Four lines of credit, monthly principal and interest, ranging from $0 to $1, interest ranging from 5.5% to 9.75%, guaranteed personally by principal shareholders of acquired companies, maturing July 2016	123	128

Current portion of bank debt	$123	$131

The interest expense associated with the bank debt during the three months ended September 30, 2016 and 2015 amounted to $3 and $2, respectively. The interest expense associated with the bank debt during the nine months ended September 30, 2016 and 2015 amounted to $8 and $9, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

7. TERM LOANS

Term loans as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$3	$3

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest of $1, unsecured and personally guaranteed by officer, due November 2016	106	106

Term loan, White Oak Global Advisors, LLC, originally maturing in February 2019 and paid during February 2016, interest of 12% with 2% paid-in-kind interest, net of debt discount $366	-	10,938

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, 12% interest, unsecured, matured in May 2016, net of debt discount of $9	-	748

12% senior convertible note, unsecured, maturing in January 2017, net of debt discount of $89 and $507, respectively	1,432	1,599

12% senior convertible note, unsecured, maturing in November 2016, net of debt discount of $5 and $173, respectively	301	352

12% senior convertible note tranche 1, unsecured, matured in January 2016, net of debt discount of $15	-	235

12% senior convertible note tranche 2, unsecured, matured in February 2016, net of debt discount of $80	-	253

12% senior convertible note tranche 3, unsecured, matured in March 2016, net of debt discount of $55	-	445

12% convertible note, Smithline, unsecured, maturing in January 2017, net of debt discount of $10 and $107, respectively	353	419

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $3,247 and $4,179, respectively	2,383	3,321

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $1,653	3,063	-

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $1,382	1,210	-

12% convertible term promissory note, unsecured, payable on demand, net of debt discount of $5	495	-

	24,972	34,045
Less: Current portion of term loans	(6,613)	(3,787)

Long-term portion term loans, net of debt discount	$18,359	$30,258

The interest expense, including amortization of debt discounts, associated with the term loans outstanding during the three months ended September 30, 2016 and 2015 amounted to $1,890 and $974, respectively. The interest expense, including amortization of debt discounts, associated with the term loans outstanding during the nine months ended September 30, 2016 and 2015 amounted to $8,133 and 3,395, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Term Loan - White Oak Global Advisors, LLC

On October 9, 2014, the Company’s former wholly-owned subsidiary, VaultLogix, entered into a loan and security agreement with the lenders party thereto, White Oak Global Advisors, LLC, as Administrative Agent, Data Protection Services, LLC (“DPS”), U.S. Data Security Acquisition, LLC (“USDSA”) and U.S. Data Security Corporation (“USDSC”) as guarantors, pursuant to which, VaultLogix received a term loan in an aggregate principal amount of $13,261. Interest on the term loan accrued at a rate per annum equal to the sum of (a) the greater of (i) the LIBOR Index Rate (as defined), as adjusted as of each Libor Index Adjustment Date (as defined) and (ii) 1.00% per annum; plus (b) 1100 basis points per annum. The LIBOR Index Rate was 1.0896 as of December 31, 2015; however, this did not exceed the 12% stated rate as defined in item (ii) above.

The proceeds of the term loan were used to finance the Company’s acquisition of VaultLogix, DPS and USDSA, to repay certain outstanding indebtedness (including all indebtedness owed by VaultLogix to Hercules Technology II, L.P.) and to pay fees, costs and expenses.

In connection with the term loan, the Company entered into (i) a continuing guaranty in favor of the administrative agent, (ii) a pledge agreement, and (iii) a security agreement, pursuant to which the obligations of the Company in respect of the term loan were secured by a security interest in substantially all of the assets of VaultLogix, subject to certain customary exceptions.

The term loan was subject to certain affirmative and negative covenants that were tested at the end of each fiscal quarter. The Company was in compliance with all covenants as of December 31, 2015.

Principal of $11,304 remained outstanding as of December 31, 2015.

On February 17, 2016, the Company entered into a securities exchange agreement whereby the Company and VaultLogix exchanged the White Oak Global Advisors term loan and assigned the term loan to JGB (Cayman) Concord Ltd. Refer to the JGB (Cayman) Concord Ltd. Senior Secured Convertible Note section of this note for further explanation. As a result of this assignment, the Company and VaultLogix’s obligations to White Oak Global Advisors, LLC was satisfied as of March 31, 2016. The Company recorded a $843 loss on extinguishment of debt in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

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

As of September 30, 2016, the Company had not forced any conversions.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Term Loan – 12% Promissory Note

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

During March 2016, the Company paid $151 in cash related to the principal amount of note outstanding related to the 12% promissory note.

During the nine months ended September 30, 2016, the investor who holds the 12% promissory note converted $606 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

Term Loan – 12% Senior Convertible Notes

On August 6, 2015, the Company entered a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matures on January 6, 2017. At the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. The investor may elect to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 8, Derivative Instruments, for further detail on the derivative features associated with the August 6, 2015 senior convertible note.

During April 2016, the Company paid $117 in cash related to the principal amount of the outstanding note related to the August 6, 2015 senior convertible note.

During the nine months ended September 30, 2016, the investor who holds the August 6, 2015 senior convertible note converted $468 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During the three months ended September 30, 2016, the investor who holds the November 12, 2015 senior convertible note converted $219 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

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

On September 15, 2016, the Company received cash proceeds of $500, from the sale of a term promissory note. The term promissory note has a maturity date of October 14, 2016 and can be paid in either cash or common stock at the option of the lender. If common stock of the Company is used to make such payment, then the shares shall be delivered by the third business day following the maturity date and shall equal the total amount including principal and interest, at a conversion price mutually agreed to by both parties at conversion. Interest at a rate of 12% per annum, is to be accrued until the maturity day. The Company will pay a minimum of guaranteed interest of $30 and lender legal fees of $5 out of proceeds of the note. The note may be redeemed at any time prior to Maturity at an amount equal to 110% of the outstanding principal amount plus any accrued and unpaid interest on the note. The Redemption Premium (10%) can be paid in cash or common stock at the option of the Company. If common stock of the Borrower is used to make such payment, then such shares shall be delivered by the third business day following the Maturity Date, or date of Demand, as applicable, at a mutually agreed upon conversion price by both parties.

Principal of $2,327 and $4,471 on the notes remained outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

On December 31, 2014, pursuant to the bridge financing agreement, the Company issued to the investor an additional note in the principal amount of $1,500 for a purchase price of $1,425 with interest accruing at the rate of 12% per annum. The Company used the proceeds of this additional financing to repay the convertible note payable to 31 Group, LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock. The warrant was exercisable at a fixed price of $5.00 and expired 180 days from the original issue date. Refer to Note 8, Derivative Instruments, for further detail on the warrant to purchase 150,000 shares of common stock.

On May 15, 2015, the Company and GPB Life Science Holdings, LLC entered into a securities purchase agreement and Amendment No. 1 to the bridge financing agreement whereby the Company (i) issued and sold to the investor a senior secured convertible note in the principal amount of $2,000, having substantially the same terms and conditions as the outstanding notes, (ii) issued to the investor a four-year warrant, exercisable for up to 200,000 shares of the Company’s common stock, with an exercise price of $3.75, subject to adjustment as set forth therein, (iii) issued to the investor a four-year warrant, exercisable for up to 50,000 shares of the common stock, with an exercise price of $3.93, subject to adjustment as set forth therein, (iv) amended the exercise price of the outstanding warrants held by the investor to $3.75, subject to adjustment as set forth in such warrants, (v) extended the maturity date of the outstanding notes held by such investor, such that the maturity date of all three notes, subject to certain exceptions as provided in the Agreement, was May 15, 2016, (vi) amended the outstanding notes held by such investor to make them convertible into shares of the Company’s common stock at an exercise price of $3.75 per share, and (vii) added the same amortization provision to the outstanding notes held by such investor as is in the new note requiring the Company to make three amortization payments to the investor of $1,125 each on each of September 1, 2015, December 1, 2015 and March 1, 2016, so that each of the three notes received its pro-rata portion of each $1,250 amortization payment. In addition, the Company and the investor agreed that all or any portion of the $6,000 aggregate principal amount of the Notes may, by mutual agreement of the Company and the investor, be paid by the Company at any time and from time to time by the issuance to the investor of no more than 1,600,000 shares of the Company’s common stock.

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

On August 12, 2015, the Company and GPB Life Science Holdings, LLC entered into Amendment No. 2 to the original bridge financing agreement, dated December 3, 2014, whereby the Company and GPB Life Science Holdings, LLC agreed to (i) reduce the conversion price of the notes from $3.75 to $2.00 per common share, (ii) amend and restate the prior warrants and additional warrants to reduce the exercise price from $3.75 to $2.00 per warrant share, (iii) increase the number of amortization payment dates and reduce the amortization payments to $563, and (iv) permit the Company to make the amortization payments in shares of the Company common stock converted from any of the prior notes or the new notes. The conversion price for the shares of the Company’s common stock used to make an amortization payment shall be the lesser of (i) $2.00 and (ii) 75% of the average of the volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment. Refer to Note 8, Derivative Instruments, for further detail on the reduction of the conversion price and the amendment and restatement of the warrants.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company accounted for Amendment No. 2 in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company modified the May 15, 2015 Amendment No. 1 bridge financing senior secured convertible note in the amount $6,020. In conjunction with this transaction, the Company modified the terms of the equity warrants to reduce the exercise price from $3.75 to $2.00 per share of the Company’s common stock. Refer to Note 8, Derivative Instruments, for further detail on the reduction of the conversion price of the warrants.

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

On December 29, 2015, the Company entered into a conversion agreement with GPB Life Science Holdings, LLC pursuant to which, among other things, (i) the Company used $2,300 of the proceeds of the JGB (Cayman) Waltham Ltd. senior secured convertible debentures (as described later within this footnote) to reduce the total amount owed by the Company to GPB Life Science Holdings, LLC to $1,500, (ii) the Company agreed that, if the closing price per share of the Company’s common stock 90 days after December 29, 2015 was less than the remaining balance conversion price, as adjusted, then the Company would issue to GPB Life Science Holdings, LLC additional unregistered shares of the Company’s common stock in an aggregate amount equal to the amount set forth in the conversion agreement, (iii) GPB Life Science Holdings, LLC and the Company agreed to convert the remaining balance of $1,500 into shares of the Company’s common stock at a conversion price per share equal to 75% of the lower of (x) the average volume weighted average price per share of the Company’s common stock for the five prior trading days and (y) the one day volume weighted price for a share of the Company’s common stock on December 29, 2015, (iv) GPB Life Science Holdings, LLC agreed to reduce the exercise price of those certain outstanding warrants originally issued by the Company on May 14, 2015 to $1.75, and (v) GPB Life Science Holdings, LLC released all of its remaining security interest in the assets of the Company. On January 22, 2016, the Company issued 500,000 shares of common stock in full settlement of this provision and GPB Life Science Holdings, LLC released its remaining security interest in the assets of the Company (refer to Note 10, Stockholders’ Deficit, for additional detail).

The Company accounted for the payment of $2,300 principal amount outstanding (as noted in item (i) above) to GPB Life Science Holdings, LLC in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished $2,300 of the note payable to GPB Life Science Holdings, LLC, removed the existing derivative liability related to the maturity date feature of $31, reduced the beneficial conversion feature of $139, which was recorded in additional paid in capital, reduced accrued interest on the notes of $199, paid $25 in legal fees, and paid interest of $419. In addition, the Company amended the warrants attached to the GPB Life Science Holdings, LLC convertible debentures (refer to Note 8, Derivative Instruments, for additional detail).

On December 29, 2015, GPB Life Science Holdings, LLC converted $1,500 of principal amount outstanding into 1,918,649 shares of the Company’s common stock.

Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 8, Derivative Instruments, for further detail on the derivative features associated with the Smithline Senior Convertible Note.

Pursuant to the Smithline senior convertible note, the Company was required to meet current public information requirements under Rule 144 of the Securities Act of 1933, which it had failed to do prior to June 30, 2016. Thus, on July 20, 2016, the Company agreed to add $55 to the principal amount of the Smithline senior convertible note as of July 1, 2016 and the investor waived its right to call an event of default under the note with respect to the Company’s failure to meet the public information requirement for the period ending June 30, 2016. On September 1, 2016, the Company agreed to add $97 to the principal amount of the Smithline senior convertible note as of the date of its last monthly amortization to compensate the investor for certain damages relating to noncompliance with certain provisions of the senior convertible note. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of debt of $167 during the three months ended September 30, 2016.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During the nine months ended September 30, 2016, the investor who holds the Smithline senior convertible note converted $372 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

Principal of $363 and $526 remained outstanding as of September 30, 2016 and December 31, 2015, respectively.

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. (“JGB Waltham”) whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a $500 original issue discount senior secured convertible debenture in the principal amount of $7,500. The debenture had a maturity date of June 30, 2017, bore interest at 10% per annum, and was convertible into shares of the Company’s common stock at a conversion price equal to $1.33 per share, subject to adjustment as set forth in the debenture. The Company was to pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the debenture in arrears each calendar month and on the maturity date in cash, or, at the Company’s option and subject to the Company satisfying certain equity conditions, in shares of the Company’s common stock. In addition, December 29, 2016 was an interest payment date on which the Company was to pay to JGB Waltham a fixed amount, as additional interest under the debenture an amount equal to $350 in cash, shares of the Company’s common stock or a combination thereof. Commencing on February 29, 2016, JGB Waltham had the right, at its option, to require the Company to redeem up to $350 of the outstanding principal amount of the debenture per calendar month, which redemption could have been made in cash or, at the Company’s option and subject to satisfying certain equity conditions, in shares of the Company’s common stock. The debenture was guaranteed by the Company and certain of its subsidiaries and was secured by all assets of the Company. The total cash received by the Company as a result of this agreement was $3,730.

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

In connection with the execution of the Debenture Forbearance Agreement, the Company issued to JGB Waltham an amended and restated senior secured convertible debenture (the “Amended and Restated Debenture”), which amended the original 10% senior secured convertible debenture issued to JGB Waltham on December 29, 2015 by: (i) reducing the conversion price at which the original debenture converts into shares of the Company’s common stock; and (ii) eliminating the provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) certain anti-dilution protections.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On May 23, 2016, the Company entered into an amended agreement with JGB Concord, JGB Waltham, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors thereto (the “Amended Agreement”) pursuant to which (i) JGB Concord permitted the Company to withdraw $172 from the Blocked Account (as defined in the original debenture), and (ii) JGB Concord permitted the Company to withdraw $328 from the Deposit Account (as defined in the original note) and, in exchange for the foregoing, (i) VaultLogix guaranteed the obligations of, and provide security for, the Amended and Restated Debenture and the 2.7 Note, (ii) the Company’s subsidiaries guaranteed all indebtedness due to JGB Concord under the Amended and Restated Note and 5.2 Note, and (iii) the Company and its subsidiaries pledged their assets as security for all obligations owed to JGB Concord under the Amended and Restated Note and the 5.2 Note in accordance with the terms of an Additional Debtor Joinder, dated May 23, 2016, pursuant to which the Company and each additional party thereto agreed to be bound by the terms of that certain Security Agreement, dated as of February 18, 2016, made by VaultLogix in favor of the secured party thereto (the “February Security Agreement”). In addition, the interest rates on the Amended and Restated Note and the 5.2 Note were amended from 0.67% per annum to 1.67% per annum.

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord.

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Agreement in the principal amount of $6,100 and recorded on the balance sheet as of June 23, 2016 a new senior secured convertible debenture at its new fair value of $4,094. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $483 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Agreement. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

On September 1, 2016, the Company entered into an Amendment Agreement with JGB Concord and JGB Waltham pursuant to which, JGB Waltham and JGB Concord (i) waived certain covenant violations and defaults, (ii) agreed to a specified application of the Cash Collateral (as defined in the Amendment Agreement) in partial satisfaction of the obligations owed under the December Debenture, the 2.7 Note, and the February Convertible Note, and in full satisfaction of the 5.2 Note, and (iii) certain provisions of the December Debenture, the 2.7 Note, and the February Convertible Note be amended.

The Company also (i) issued warrants, with an expiration date of December 31, 2017, to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, (ii) issued warrants, with an expiration date of December 31, 2017, to purchase 3,500,000 shares of common stock at an exercise price of $0.10 per share ((i) and (ii), the “JGB Warrants”). The Company determined that the fair value of the warrants was $972, which is included in common stock warrants within the stockholders’ deficit section on the condensed consolidated balance sheet as of September 30, 2016.

In connection with the execution of the September 1, 2016 Amendment Agreement, the Company issued to JGB Waltham the Third Amended and Restated Senior Secured Convertible Debenture (the “Amended and Restated Debenture”), in order to, among other things, amend the December Debenture to (i) provide that the Company may prepay such debenture upon prior notice at a 10% premium, (ii) modify the conversion price at which such debenture converts into common stock from a fixed price of $0.80 to the lowest of (a) $0.2043 per share, (b) 80% of the average VWAPs (as defined in the Amended and Restated Debenture) for each of the five consecutive trading days immediately prior to the applicable conversion, and (c) 85% of the VWAP (as defined in the Amended and Restated Debenture) for the trading day immediately preceding the applicable conversion (the “Conversion Price”), and (iii) eliminate three additional 7.5% payments due to JGB Waltham in 2017, 2018 and 2019, as per such debenture. Further, in connection with the execution of the Amendment Agreement, the Company executed the Amended and Restated Senior Secured Note (the “Amended and Restated 2.7 Note”), in order to, among other things, amend the 2.7 Note to provide that JGB Waltham may convert such note into shares of common stock at the applicable Conversion Price at any time and from time to time. Refer to Note 8, Derivative Instruments, for further detail on the Company’s accounting for the Amended and Restated 2.7 Note.

The Company accounted for the September 1, 2016 amendment agreement in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $274 on the consolidated statement of operations as of September 1, 2016. In addition, the Company re-valued the derivative features. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

During the three months ended September 30, 2016, JGB Waltham converted $301 of principal into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Principal of $5,630 and $7,500 related to the December Debenture remained outstanding as of September 30, 2016 and December 31, 2015, respectively. Principal of $2,593 related to the 2.7 Note remained outstanding as of September 30, 2016.

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

On February 17, 2016, the Company entered into a securities exchange agreement with VaultLogix and JGB (Cayman) Concord Ltd. (“JGB Concord”), whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to JGB Concord a new 8.25% senior secured convertible note dated February 18, 2016 in the principal amount of $11,601. As a result of the assignment, the obligations of the Company and VaultLogix to White Oak Global Advisors, LLC were satisfied.

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

On May 17, 2016, the Company entered into a forbearance and amendment agreement (the “Note Forbearance Agreement”) with VaultLogix and JGB Concord, pursuant to which JGB Concord agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Note Forbearance Agreement. The defaults, which were not monetary in nature, related to the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

In connection with the execution of the Note Forbearance Agreement, the Company issued to JGB Concord an amended and restated senior secured convertible note (the “Amended and Restated Note”) in order to amend the original note to JGB Concord by: (i) reducing the conversion price at which the note converts into shares of the Company’s common; and (ii) eliminating provisions that provided for (A) the issuance of common stock at a discount to the market price of the common stock and (B) certain anti-dilution protections.

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

In connection with the execution of the Note Forbearance Agreement, the Company issued to JGB Concord a senior secured note (the “5.2 Note”), dated May 17, 2016, in the principal amount of $5,220 that matures on May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

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

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord, and agreed to a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $0.94 per share of the Company’s common stock and the average volume weighted average price of the Company’s common stock sixty days after the shares of the Company’s common stock are freely tradable. Refer to Note 8, Derivative Instruments, for further detail on the Company’s accounting for the JGB Concord make-whole provision.

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

In connection with the execution of the September 1, 2016 Amendment Agreement, the Company executed the Second Amended and Restated Senior Secured Convertible Note (the “Amended and Restated Convertible Note”), in order to, among other things, amend the Convertible Note to (i) increase the interest rate payable thereon from 0.67% to 4.67%, (ii) provide that the Company may prepay the Amended and Restated Convertible Note upon prior notice at a 10% premium, (iii) provide that the Holder Affiliate may convert its interest in the Amended and Restated Convertible Note into shares of Common Stock at the applicable Conversion Price, and (iv) eliminate three additional 7.5% payments due to the Holder Affiliate in 2017, 2018, and 2019, as per the Convertible Note.

The Company accounted for the September 1, 2016 amendment agreement in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,187 on the consolidated statement of operations as of September 1, 2016. In addition, the Company re-valued the derivative features. Refer to Note 8, Derivative Instruments, for additional information on this transaction.

During the three months ended September 30, 2016, JGB Concord converted $285 of principal into shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

Principal of $4,716 related to the September 1, 2016 Second Amended and Restated Senior Secured Convertible Note remained outstanding as of September 30, 2016. Principal of $0 related to the 5.2 Note remained outstanding as of September 30, 2016.

8. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible debt and freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC Topic 815”).

MidMarket Warrants

The Company issued warrants to lenders in 2012. These warrants were outstanding as of September 30, 2016 and December 31, 2015.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On September 17, 2016, the fourth anniversary date of the warrants, the Company failed to meet the minimum adjusted earnings before interest, taxes, depreciation and amortization provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2018.

On September 30, 2016 and December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on that date and determined the fair value was $0 and $21, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2016 and 2015 as a gain of $11 and $41, respectively, and a gain of $21 and $117 for the nine months ended September 30, 2016 and 2015, respectively.

The fair value of the warrant derivative liability as of September 30, 2016 and December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2016	2015

Fair value of Company’s common stock	$0.12	$1.00
Volatility (for September 30, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	105%	80%
Exercise price	$4.00 - $5.00	$4.00 - $5.00
Estimated life	2.0 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	0.68%	0.86%

Forward Investments, LLC Convertible Feature

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made convertible loans to the Company for working capital purposes in the amounts of $1,800 and $1,200, respectively. Such loans are evidenced by convertible promissory notes that bear interest at the rate of 2% and 10% per annum, were to mature on June 30, 2015 and originally were convertible into shares of the Company’s common stock at an initial conversion price of $6.36 per share.

The fair value of the embedded conversion feature at the date of issuance was $8,860. The Company recorded a debt discount of $6,475 and a loss on debt discount of $2,385. The debt discount is being amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.

On October 22, 2014, the two convertible promissory notes were modified to reduce the initial conversion price of $6.36 to $3.93. As a result, the Company used a Monte Carlo simulation to determine the fair value on the date of modification. The Company recorded the change in the fair value of the derivative liability as a loss on fair value of derivative instruments of $310.

On March 4, 2015, the Company and Forward Investments, LLC restructured the two promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 12, Related Parties, for further detail). The Company accounted for this restructuring of the promissory notes as a debt modification under ASC Topic 470-50. As part of the modification, the Company analyzed the embedded conversion feature and recorded a loss on fair value of derivative instruments of $2,600 on the unaudited condensed consolidated statement of operations.

In conjunction with the issuance of the 6.5% and 3% convertible notes issued to Forward Investments, LLC on March 4, 2015, the Company recorded an additional derivative liability as a debt discount in the amount of $260 and $1,970, respectively, on the date of the issuance of the notes.

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

On September 30, 2016 and December 31, 2015, the fair value of the conversion feature of the Forward Investments, LLC convertible notes was $477 and $13,534, respectively, which is included in derivative financial instruments on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2016 and 2015 as a gain of $6,909 and a loss of $1,050, respectively, and a gain of $13,057 and $290 for the nine months ended September 30, 2016 and 2015, respectively.

The fair value of the Forward Investments, LLC convertible notes derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30,
	2016

Principal amount	$3,650	$390	$1,363	$4,373
Conversion trigger price per share	$0.78	$0.78	$0.78	$0.78
Risk free rate	1.18%	1.18%	0.29%	0.64%
Life of conversion feature (in years)	5.3	5.3	0.3	1.3
Volatility	100%	100%	125%	100%

	December 31,
	2015

Principal amount	$3,650	$390	$2,825	$4,373
Conversion trigger price per share	$0.78	$0.78	$0.78	$0.78
Risk free rate	1.93%	1.93%	0.49%	1.06%
Life of conversion feature (in years)	6.0	6.0	0.5	2.0
Volatility	105%	105%	105%	105%

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

On September 30, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $89 and $339, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2016 and 2015 as a loss of $89 and gain of $118, respectively, and a gain of $250 and $118 for the nine months ended September 30, 2016 and 2015, respectively.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2016	2015

Principal amount	$1,520	$2,105
Conversion price per share	$1.25	$1.25
Conversion trigger price per share	None	None
Risk free rate	0.39%	0.69%
Life of conversion feature (in years)	0.35	1.10
Volatility	125%	105%

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

On September 30, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $15 and $155, respectively, and recorded a gain on fair value of derivative instruments of $28 and $140 on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2016	2015

Principal amount	$306	$525
Conversion price per share	$1.75	$1.75
Conversion trigger price per share	None	None
Risk free rate	0.20%	0.61%
Life of conversion feature (in years)	0.12	0.87
Volatility	125%	105%

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

On May 14, 2015, the Company and 31 Group, LLC entered into an amended agreement whereby the Company issued 100,000 shares of unregistered common stock of the Company to 31 Group, LLC in exchange for the termination of any obligation of the Company to pay the make-whole payment, as described in the 31 Exchange Agreement.

On September 30, 2016 and December 31, 2015, the Company used a binomial lattice pricing model to determine the fair value of the warrants and derived an implied fair value of $0 and $2, respectively, which is included in derivative financial instruments at estimated fair value on the unaudited condensed consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2016 and 2015 as a gain in the unaudited condensed consolidated statements of operations of $1 and $10, respectively, and a gain of $2 and $29 for the nine months ended September 30, 2016 and 2015, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the 31 Group, LLC April 2015 exchange agreement warrants derivative as of September 30, 2016 and December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2016	2015
	July 1,	April 15,	July 1,
	2014	2014	2014
	Warrant	Warrant	Warrant
Fair value of Company's common stock	$0.12	$1.00	$1.00
Volatility (for September 30, 2016, based on the Company's historical volatility; for December 31, 2015, based on the closing prices of 3-4 comparable public companies)	105%	80%	80%
Exercise price per share	$5.00	$5.00	$5.00
Estimated life	0.75 years	3.5 months	1.5 years
Risk free interest rate (based on 1-year treasury rate)	0.52%	0.33%	0.86%

Bridge Financing Agreement Warrants

On December 29, 2015, the Company entered into an agreement with the JGB Waltham whereby the Company issued to JGB Waltham a senior secured convertible debenture (as noted in Note 7, Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the tranche warrants and revalued the warrants at the $1.75 conversion price and determined that the fair value of the warrants was $258, which is included in common stock warrants within the stockholders’ deficit section on the condensed consolidated balance sheet as of December 31, 2015.

Bridge Financing Amendment No. 2 Feature

On December 29, 2015, the Company entered into an agreement with JGB Waltham whereby the Company issued to JGB Waltham a senior secured convertible debenture (as noted in Note 7, Term Loans) and, among other things, a portion of the JGB Waltham proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the maturity date feature prior to the payoff transaction and determined that the feature had a fair value of $31 as of December 31, 2015. In conjunction with the payoff, the Company re-evaluated the maturity date feature and determined that the derivative was extinguished along with the related bridge financing debt.

Smithline Senior Convertible Note Embedded Features

On August 6, 2015, the Company issued to Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $131 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the unaudited condensed consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On September 30, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $0 and $85, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2016 and 2015 as a gain in the unaudited condensed consolidated statements of operations of $0 and $30, respectively, and a gain of $85 and $30 for the nine months ended September 30, 2016 and 2015, respectively.

The fair value of the Smithline convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2016	2015

Principal amount	$363	$526
Conversion price per share	$1.25	$1.25
Conversion trigger price per share	None	None
Risk free rate	0.31%	0.69%
Life of conversion feature (in years)	0.28	1.10
Volatility	125%	105%

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

On May 17, 2016, the Company entered into the Debenture Forbearance Agreement with JGB Waltham pursuant to which JGB Waltham agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Debenture Forbearance Agreement (Refer to Note 7, Term Loans, for further details). The Company evaluated the Debenture Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Debenture Forbearance Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,154 to its consolidated statement of operations on May 17, 2016.

On May 23, 2016, the Company entered into the Amended Agreement with JGB Concord, JGB Waltham, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors. The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and utilized a Monte Carlo simulation to determine the fair value of the settlement features. The Company recorded a loss on the fair value of the settlement features to change in fair value of derivative instruments of $41 on the consolidated statement of operations as of May 23, 2016.

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 7, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $486 to its consolidated statement of operations on June 23, 2016.

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note7, Term Loans, for further detail). The Company accounted for the amended agreement in regards December Debenture as a debt modification in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $1,552 to its consolidated statement of operations on September 1, 2016.

On September 30, 2016 and December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and JGB Concord and determined the fair value to be $1,278 and $3,150, respectively. The Company recorded the change in the fair value of the derivative liability for the three and nine months ended September 30, 2016 as a gain of $2,281 and $2,428, respectively, which includes all extinguishment and conversion accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statements of operations.

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 7, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement and determined that the fair value of the features was $1,200 as of September 1, 2016.

On September 30, 2016, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $700 and recorded a gain on fair value of derivative instruments of $500 for the three and nine months ended September 30, 2016 on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2016	2015

Principal amount	$5,630	$7,500
Conversion price per share	$0.20	$1.33
Conversion trigger price per share	$2.00	$4.00
Risk free rate	0.84%	0.86%
Life of conversion feature (in years)	2.67	1.50
Volatility	100%	105%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

On February 17, 2016, the Company entered into a securities exchange agreement by and among the Company, VaultLogix, and JGB Concord, whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to the lender party a new 8.25% senior secured convertible note dated February 18, 2016 in the aggregate principal amount of $11,601 (refer to Note 7, Term Loans, for further details).

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

On May 17, 2016, the Company entered into the Note Forbearance Agreement with JGB Concord pursuant to which JGB Concord agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Note Forbearance Agreement (Refer to Note 7, Term Loans, for further details). The Company evaluated the Note Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Note Forbearance Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $2,196 to its consolidated statement of operations on May 17, 2016.

On May 23, 2016, the Company entered into the Amended Agreement with JGB Concord, JGB Waltham, White Oak Global Advisors, LLC, VaultLogix, and the Guarantors. The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and utilized a Monte Carlo simulation to determine the fair value of the settlement features. The Company recorded a loss on the fair value of the settlement features to change in fair value of derivative instruments of $79 on the consolidated statement of operations as of May 23, 2016.

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 7, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement to determine the fair value. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $924 to its consolidated statement of operations on June 23, 2016.

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

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 7, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $1,308 to its consolidated statement of operations on September 1, 2016.

On September 30, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $1,082 and recorded the change in fair value of derivative instruments for the three and nine months ended September 30, 2016 as a gain of $1,919 and a loss of $288, respectively, which includes all extinguishment and conversion accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the JGB Concord derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30,
2016

Principal amount	$4,715
Conversion price per share	$0.20
Conversion trigger price per share	$2.00
Risk free rate	0.84%
Life of conversion feature (in years)	2.67
Volatility	100%

On September 30, 2016, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $739 and recorded a loss on fair value of derivative instruments of $367 and $739 for the three and nine months ended September 30, 2016, respectively, on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Concord make-whole provision at the measurement date was calculated using a binomial lattice model with the following factors, assumptions and methodologies:

September 30,
2016

Fair value of Company’s common stock	$0.12
Volatility	105%
Exercise price	$0.94
Estimated life	0.4 Years
Risk free interest rate (based on 1-year treasury rate)	0.37%

Net Settlement of Accounts Payable

On March 25, 2015, the Company issued 300,000 shares of common stock and a warrant to purchase 80,000 shares of common stock to a third-party vendor to settle various accounts payable. The shares of common stock were issued with a six-month restrictive legend and as such, the fair value of the accounts payable to be paid with the common stock had not been determined. The Company recorded the common stock at a fair value of $648 and the warrant with a fair value of $106, which reduced the accounts payable to the third party in the amount of $1,475. The Company recorded a derivative liability of $721 at the time the shares were issued. The Company used a Black-Scholes pricing model to determine the fair value of the warrant on the date it was issued.

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

During the quarter ended September 30, 2015, the Company revalued the accounts payable derivative and recorded a gain on fair value of derivative instruments of $379 and $179 for the three and nine months ended September 30, 2015, respectively, on the unaudited condensed consolidated statement of operations.

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

On September 8, 2016, the Company issued a warrant to purchase up to a total of 2,500,000 shares of common stock at any time on or prior to April 1, 2017. The exercise price of the warrant is $0.001. The warrant was issued in consideration for the outstanding accounts payable to the holder of the warrant. Based on the agreement, the proceeds from the eventual sale of the common stock based on the exercise of all or a portion of the warrant will be applied towards unpaid invoices for services previously rendered to the Company. The Company determined that the fair value of the warrants was $460, which is included in common stock warrants within the stockholders’ deficit section on the condensed consolidated balance sheet as of September 30, 2016.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

9. INCOME TAXES

As of September 30, 2016, and December 31, 2015, the Company had federal net operating loss carry forwards (“NOL’s”) of approximately $105,964 and $64,489, respectively, state NOL’s of approximately $106,576, and $60,617, respectively, and foreign NOL’s of approximately $490 and $490, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of September 30, 2016 and December 31, 2015, the Company had federal tax credit carry forwards of $690 and 690, respectively, available to reduce future taxes. These credits begin to expire in 2022.

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

The Company’s 2013 U.S. corporation income tax return is currently under examination. During the third quarter of 2016, the Internal Revenue Service disallowed a deduction for 2013 for stock-based compensation of $1,573, related to shares of common stock issued but not vested during 2013. In addition, the Internal Revenue Service has questioned the Company’s classification of certain individuals as independent contractors rather than employees. The Company estimates its potential liability to be less than $100, but the liability, if any, upon final disposition of these matters is uncertain.

10. STOCKHOLDERS’ DEFICIT

Common Stock:

Issuance of shares of common stock to non-employees for services

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

During July 2016, the Company issued 282,142 shares of common stock to consultants in exchange for consulting services relating to corporate matters. Of the shares issued, 57,142 were immediately vested and valued at fair value of $0.58. The Company recorded $33 to salaries and wages expense. The remaining shares, 225,000, vest on varying schedules through December 31, 2017.

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

In July 2016, the Company issued an aggregate of 588,611 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $283. The shares were issued at average fair value of $0.46, per the terms of the agreements.

In August 2016, the Company issued an aggregate of 603,340 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $207. The shares were issued at average fair value of $0.35, per the terms of the agreements.

In September 2016, the Company issued an aggregate of 2,064,448 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $287. The shares were issued at average fair value of $0.15, per the terms of the agreements.

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

In July 2016, the Company issued an aggregate of 98,386 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $47. The shares were issued at $0.48, per the terms of the note payable.

In August 2016, the Company issued an aggregate of 150,521 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $57. The shares were issued at $0.38, per the terms of the note payable.

Issuance of shares pursuant to Bridge Financing Provision

In January 2016, the Company issued an aggregate of 500,000 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $320. The shares were valued at fair value at $0.64 per share.

Issuance of shares pursuant to acquisition of assets of SDN Essentials, LLC

In January 2016, the Company issued 1,000,000 shares of common stock valued at $1.00 per share in connection with the acquisition of assets of SDN. In addition to the shares, the Company paid $50 in cash and an earn out provision of $515, subject to SDN meeting certain revenue targets.

During July 2016, the Company issued a pool of 50,000 shares of the Company’s common stock, which was allocated among employees of SDN.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Issuance of shares pursuant to acquisition of assets of 8760 Enterprises, Inc.

In September 2016, the Company issued 900,000 shares of common stock valued at $0.15 per share in connection with the acquisition of assets of 8760 Enterprises. In addition to the shares, the Company issued a warrant to purchase 750,000 shares of common stock, at an exercise price of $2.00 per share, with a term of four years. The Company determined that the fair value of the warrants was $36, which is included in common stock warrants within the stockholders’ deficit section on the condensed consolidated balance sheet as of September 30, 2016. In addition to the shares, the Company recorded contingent common stock of $16 along with contingent consideration of $334, subject to 8760 Enterprises meeting certain targets.

Issuance of shares to JGB Concord and JGB Waltham

In June 2016, the Company issued 900,000 shares of common stock valued at $0.92 per share as a concession for restructuring certain debt agreements.

In September 2016, the Company issued an aggregate of 4,592,940 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $586. The shares were issued at average fair value of $0.13, per the terms of the agreements.

Issuance of shares to Forward Investments, LLC

In July 2016, the Company issued an aggregate of 793,519 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $446. The shares were issued at average fair value of $0.55, per the terms of the agreements.

In August 2016, the Company issued an aggregate of 926,998 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $396. The shares were issued at average fair value of $0.44, per the terms of the agreements.

In September 2016, the Company issued an aggregate of 3,964,061 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $620. The shares were issued at average fair value of $0.15, per the terms of the agreements.

Issuance of shares to related parties

During July 2016, the Company issued an aggregate of 250,000 shares of common stock to related party lenders in satisfaction of notes payables aggregating to $200. The shares were valued at fair value at $0.80 per share, per the terms of the notes payables.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

11. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,023,116	$3.50
Vested	(44,666)	$2.68
Forfeited/Cancelled	(141,322)	$2.93
Outstanding at March 31, 2016	1,837,128	$3.57

Vested	(271,490)	$2.33
Forfeited/Cancelled	(55,167)	$2.78
Outstanding at June 30, 2016	1,510,471	$3.82

Granted	2,334,171	$0.59
Vested	(354,589)	$5.75
Outstanding at September 30, 2016	3,490,053	$1.46

For the three months ended September 30, 2016 and 2015, the Company incurred $0 and $885, respectively, in stock compensation expense from the issuance of common stock to employees and consultants. For the nine months ended September 30, 2016 and 2015, the Company incurred $71 and $7,368, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded $1,051 in stock compensation expense on shares subject to vesting terms in previous periods during the three months ended September 30, 2016. The Company recorded $2,359 in stock compensation expense on shares subject to vesting terms in previous periods during the nine months ended September 30, 2016 and 2015, respectively.

Issuance of shares of common stock to employees and officers

During July 2016, the Company issued an aggregate of 2,044,357 shares of its common stock to various employees and officers for services rendered. The shares were valued between $0.58 and $0.68 per share.

Issuance of shares of common stock to employees for incentive earned

During March 2016, the Company issued an aggregate of 73,519 shares to an employee in settlement of incentives earned. The shares were valued at fair value at $0.68 per share. The Company had accrued for $50 of the expense in 2015.

During July 2016, the Company issued an aggregate of 64,814 shares to two employees in settlement of incentives earned subject to a six-month vesting schedule.

Options

 There were no options granted during the nine months ended September 30, 2016 or 2015.

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2016:

		Weighted Average
			Remaining	Aggregate
	Shares Underlying	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)
Outstanding at January 1, 2016	175,000	$3.72	6.29	$476
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2016	175,000	$3.72	5.54	$630
Exercisable at September 30, 2016	158,333	$3.72	5.54	$570

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2016 and December 31, 2015 of $0.12 and $1.00, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

12. RELATED PARTIES

At September 30, 2016 and December 31, 2015, the Company had outstanding the following loans due to related parties:

	September 30,	December 31,
	2016	2015

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $47 and $72, respectively	$550	$525
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $45 and $68, respectively	330	307
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $76 and $116, respectively	1,161	1,221
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $188 and $286, respectively	2,362	2,364
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, maturing on July 1, 2016, unsecured, net of debt discount of $0 and $749, respectively	5,013	5,727
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $1,043 and $1,528, respectively	3,330	2,844
Promissory notes issued to Forward Investments, LLC, 6.5% interest, maturing on July 1, 2016, unsecured, net of debt discount of $0 and $147, respectively	390	243
Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016	5,755	5,755
Former owner of IPC, unsecured, 15% interest, due on demand	75	75
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016	225	225
	19,191	19,286
Less: current portion of debt	(10,371)	(11,103)
Long-term portion of notes payable, related parties	$8,820	$8,183

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended September 30, 2016 and 2015 was $922 and $1,074, respectively. The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the nine months ended September 30, 2016 and 2015 was $2,770 and $3,595, respectively.

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

As noted in Note 10, related party lenders converted principal into shares of common stock.

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

In conjunction with the extension of the 2% and 10% convertible notes issued to Forward Investments, LLC, the Company recorded an additional $1,916 of debt discount at the date of the restructuring.

The Company has entered into an agreement with Forward Investments, LLC permitting Forward Investments, LLC to convert its debt into the Company’s common stock at the daily market price. During the period from July 7, 2016 to September 30, 2016, Forward Investments, LLC converted $1,462 aggregate principal amount of promissory notes into an aggregate of 5,684,578 shares of the Company’s common stock. Refer to Note 10, Stockholders’ Deficit, for further information.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Convertible Promissory Note to Frank Jadevaia

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. As part of the purchase price for the acquisition, the Company issued a convertible promissory note to Frank Jadevaia, the former President of the Company, in the original principal amount of $6,255. The convertible promissory note accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder was originally due and payable on December 31, 2014. At the election of Mr. Jadevaia, the convertible promissory note is convertible into shares of the Company's common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events). The Company can elect to force the conversion of the convertible promissory note if the Company’s common stock is trading at a price greater than or equal to $16.99 for ten consecutive trading days. This note is subordinated until the Senior Secured Convertible Notes issued to the JGB entities are paid in full.

On December 31, 2014, the Company and Mr. Jadevaia agreed to a modification of the convertible promissory note. The term of the convertible promissory note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Jadevaia 100,000 shares of common stock.

On May 19, 2015, Mr. Jadevaia assigned $500 of principal related to the convertible promissory note and the assignees converted all $500 principal amount of such note into 232,182 shares of the Company’s common stock with a fair value of $3.38 per common share. Refer to Note 10, Stockholders’ Deficit, for further detail on this transaction.

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

On May 31, 2015, Mr. Davis converted $25 principal amount of the convertible promissory note into 11,261 shares of common stock, with a fair value of $3.53 per share and the Company recorded a loss on debt conversion of $13 on the Company’s consolidated statement of operations.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Segment information relating to the Company’s results of continuing operations was as follows:

Revenue by Segment	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Applications and infrastructure	$4,186	$5,597	$16,018	$15,088
Professional services	10,064	6,475	28,409	19,649
Managed services	5,303	5,547	15,349	20,679
Total	$19,553	$17,619	$59,776	$55,416

Gross Profit	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Applications and infrastructure	$891	$1,416	$2,744	$4,072
Professional services	2,985	1,450	7,360	4,139
Managed services	1,737	1,998	5,142	6,116
Total	$5,613	$4,864	$15,246	$14,327

Operating Income (Loss) by Segment	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Applications and infrastructure	$(435)	$79	$(1,086)	$327
Professional services	809	170	1,666	71
Managed services	(572)	(142)	(1,616)	(1,214)
Corporate	(3,599)	(1,755)	(10,620)	(11,551)
Total	$(3,797)	$(1,648)	$(11,656)	$(12,367)

Total Assets by Segment	September 30, 2016	December 31, 2015
		(Revised)
Applications and infrastructure	$19,291	$19,593
Professional services	23,056	18,449
Managed services	20,956	24,718
Corporate	7,114	7,628
Assets of discontinued operations	-	21,843
Total	$70,417	$92,231

Goodwill	September 30, 2016	December 31, 2015
Applications and infrastructure	$7,472	$6,906
Professional services	10,080	9,257
Managed services	7,495	7,495
Total	$25,047	$23,658

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Revenues by Segment by Geographic Region	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$3,982	$204	$4,186	$15,452	$566	$16,018
Professional services	9,999	65	10,064	28,216	193	28,409
Managed services	5,303	-	5,303	15,349	-	15,349
Total	$19,284	$269	$19,553	$59,017	$759	$59,776

Revenues by Segment by Geographic Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Restated)			(Restated)
Applications and infrastructure	$5,368	$229	$5,597	$14,221	$867	$15,088
Professional services	6,451	24	6,475	19,553	96	19,649
Managed services	5,547	-	5,547	20,679	-	20,679
Total	$17,366	$253	$17,619	$54,453	$963	$55,416

Gross Profit (Loss) by Segment by Region	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$1,217	$(287)	$930	$2,708	$75	$2,783
Professional services	3,484	(144)	3,340	7,731	(16)	7,715
Managed services	1,343	-	1,343	4,748	-	4,748
Total	$6,044	$(431)	$5,613	$15,187	$59	$15,246

Gross Profit (Loss) by Segment by Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Restated)			(Restated)
Applications and infrastructure	$1,349	$67	$1,416	$3,874	$198	$4,072
Professional services	1,445	5	1,450	4,114	25	4,139
Managed services	1,998	-	1,998	6,116	-	6,116
Total	$4,792	$72	$4,864	$14,104	$223	$14,327

Operating (Loss) Income by Segment by Region	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Applications and infrastructure	$(456)	$21	$(435)	$(1,084)	$(2)	$(1,086)
Professional services	846	(37)	809	1,691	(25)	1,666
Managed services	(572)	-	(572)	(1,616)	-	(1,616)
Corporate	(3,599)	-	(3,599)	(10,620)	-	(10,620)
Total	$(3,781)	$(16)	$(3,797)	$(11,629)	$(27)	$(11,656)

Operating (Loss) Income by Segment by Region	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
	(Restated)			(Restated)
Applications and infrastructure	$43	$36	$79	$242	$85	$327
Professional services	193	(23)	170	119	(48)	71
Managed services	(142)	-	(142)	(1,214)	-	(1,214)
Corporate	(1,755)	-	(1,755)	(11,551)	-	(11,551)
Total	$(1,661)	$13	$(1,648)	$(12,404)	$37	$(12,367)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

14. DISCONTINUED OPERATIONS

On February 17, 2016, the Company consummated the sale of certain assets of its former wholly-owned subsidiary, VaultLogix, and its subsidiaries, pursuant to the terms of an asset purchase agreement, dated as of February 17, 2016 among the Company, VaultLogix and its subsidiaries and KeepItSafe, Inc., a Delaware corporation. The cash purchase price paid to the Company for the assets was $24,000, which was paid to the Company as follows: (i) $22,000 paid in cash on the closing date and (ii) $2,000 deposited in an escrow account to secure the performance of the obligations of the Company and VaultLogix, including any potential indemnification claims, under the asset purchase agreement, to be released on February 17, 2017. The closing payments were subject to customary working capital adjustments.

The assets of VaultLogix and its subsidiaries have been included within the unaudited condensed consolidated balance sheet as non-current assets of discontinued operations as of December 31, 2015. The results of operations of VaultLogix and its subsidiaries have been included within the line-item labelled net income (loss) on discontinued operations, net of tax within the consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015. The Company recorded a gain on the disposal of these assets of $0 and $2,637 for the three and nine months ended September 30, 2016, respectively.

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

The assets of Axim have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations, non-current assets of discontinued operations, and non-current liabilities of discontinued operations as of December 31, 2015. The results of operations of Axim have been included within the line-item labelled net income (loss) on discontinued operations, net of tax within the consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015. The Company recorded a loss on the disposal of these assets of $1,063 for the three and nine months ended September 30, 2016.

The following tables show the major classes of the Company’s discontinued operations as of December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.

December 31,
2015
Current assets
Accounts receivable, net of allowances of $52	$91
Current assets of discontinued operations	$91

Long-term assets:
Property and equipment, net	$1,245
Goodwill	10,130
Intangible assets, net	10,377
Long-term assets of discontinued operations	$21,752

Current Liabilities:
Accrued expenses	$5
Current liabilities of discontinued operations	$5

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Revenues	$-	$2,591	$1,377	$8,033
Cost of revenue	-	475	274	1,368
Gross profit	-	2,116	1,103	6,665

Operating expenses:
Depreciation and amortization	-	779	439	2,280
Salaries and wages	-	801	844	2,021
Selling, general and administrative	-	510	528	1,556
Total operating expenses	-	2,090	1,811	5,857

(Loss) income from operations	-	26	(708)	808

Other income (expenses):
Interest expense	-	(506)	(243)	(1,622)
Other expense	-	(16)	(158)	(44)
(Loss) gain on disposal	-	-	1,574	-
Total other income (expense)	-	(522)	1,173	(1,666)

Net (loss) income on discontinued operations	$-	$(496)	$465	$(858)

15. SUBSEQUENT EVENTS

Promissory Note Debt Conversions

During October 2016, the Company issued 3,102,298 shares of its common stock to the investor who holds the August 6, 2015 senior convertible note pursuant to the conversion of $175 of principal and accrued interest of such note.

On November 4, 2016, the Company issued 1,272,401 shares of its common stock to the investor who holds the August 6, 2015 senior convertible note pursuant to the conversion of $58 of principal and accrued interest of such note.

Forward Investments, LLC Promissory Note Conversions

During October 2016, the Company issued 2,253,000 shares of its common stock to Forward Investments, LLC pursuant to conversion of $156 principal amount of promissory notes outstanding.

From November 1 through November 4, 2016, the Company issued 1,559,272 shares of its common stock to Forward Investments, LLC pursuant to conversion of $84 principal amount of promissory notes outstanding.

JGB Waltham

During October 2016, the Company issued 251,338 shares of common stock pursuant to conversion of $22 interest amount due to JGB Waltham related to the outstanding December 2015 senior secured convertible debenture.

 During October 2016, the Company paid $120 of interest in cash to JGB Waltham related to the outstanding 2.7 Note. In addition, the Company and JGB Waltham agreed to the application of $2,000 of cash collateral to the 2.7 Note.

On November 1, 2016, the Company issued 410,153 shares of common stock pursuant to conversion of $23 interest amount due to JGB Waltham related to the outstanding December 2015 senior secured convertible debenture

JGB Concord

During October 2016, the Company issued 3,354,102 shares of common stock to JGB Concord pursuant to conversion of $185 principal amount and $19 of accrued interest related to the outstanding February 2016 senior secured convertible debenture.

From November 1 through November 7, 2016, the Company issued, 2,137,752 shares of common stock to JGB Concord pursuant to conversion of $50 principal amount and $19 of accrued interest related to the outstanding February 2016 senior secured convertible debenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on June 17, 2016 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

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

On February 17, 2016, we sold certain assets of our formerly-owned VaultLogix and subsidiaries reporting unit, which was included in our former cloud services segment. On April 29, 2016, we sold our formerly-owned Axim subsidiary, which also was included in our former cloud services segment. The operations of VaultLogix and its subsidiaries as well as Axim have been excluded from the comparative tables noted below and are included within the line item “net income (loss) on discontinued operations” within our unaudited condensed consolidated statement of operations.

Results of Continuing Operations – Three months ended September 30, 2016 and 2015

Revenues:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
		(Restated)
Applications and infrastructure	$4,186	$5,597	$(1,411)	-25%
Professional services	10,064	6,475	3,589	55%
Managed services	5,303	5,547	(244)	-4%
Total	$19,553	$17,619	$1,934	11%

Revenues for the three months ended September 30, 2016 increased by $1.9 million, or 11%, to $19.6 million, as compared to $17.6 million for the corresponding period in 2015. The increase in revenues resulted primarily from an increase in our professional services segment due to two new projects at our retail customers. Additionally, this increased revenue was offset by decreases in our applications and infrastructure segment and our managed services segment. The decrease in our applications and infrastructure segment resulted from contracts not completed as of September 30, 2016.

During the three months ended September 30, 2016, 52% of our revenue was derived from our professional services segment, 27% from our managed services segment, and 21% from our applications and infrastructure segment. During the three months ended September 30, 2015, 37% of our revenue was derived from our professional services segment, 31% from our managed services segment, and 32% from our applications and infrastructure. Revenues from our managed services segment tends to be recurring in nature. Such recurring revenue was $2.9 million and $3.9 million for the three months ended September 30, 2016 and 2015, respectively.

Cost of revenue and gross margin:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure		(Restated)
Cost of revenue	$3,295	$4,181	$(886)	-21%
Gross profit	$891	$1,416	$(525)	-37%
Gross profit percentage	21%	25%

Professional services
Cost of revenue	$7,079	$5,025	$2,054	41%
Gross profit	$2,985	$1,450	$1,535	106%
Gross profit percentage	30%	22%

Managed services
Cost of revenue	$3,566	$3,549	$17	0%
Gross profit	$1,737	$1,998	$(261)	-13%
Gross profit percentage	33%	36%

Total
Cost of revenue	$13,940	$12,755	$1,185	9%
Gross profit	$5,613	$4,864	$749	15%
Gross profit percentage	29%	28%

Cost of revenue for the three months ended September 30, 2016 and 2015 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $1.2 million, or 9%, for the three months ended September 30, 2016 was primarily attributable increase in cost of revenue in our professional services segment. This increase is directly related to the increase in revenue resulting from the two projects at our retail customers referred to above. Costs of revenue as a percentage of revenues was 71% for the three months ended September 30, 2016, as compared to 72% for the same period in 2015.

Our gross profit percentage was 29% for the three months ended September 30, 2016, as compared to 28% for the comparable period in 2015. The overall increase in gross profit percentage was primarily due to higher margins realized on jobs within our professional services segment.

Salaries and wages:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
		(Restated)
Applications and infrastructure	$597	$469	$128	27%
Percentage of total revenue	3%	3%

Professional services	$1,669	$859	$810	94%
Percentage of total revenue	9%	5%

Managed services	$1,142	$1,085	$57	5%
Percentage of total revenue	6%	6%

Corporate	$1,680	$1,604	$76	5%
Percentage of total revenue	9%	9%

Total	$5,088	$4,017	$1,071	27%
Percentage of total revenue	26%	23%

For the three months period ended September 30, 2016, salaries and wages increased $1.1 million to $5.1 million as compared to approximately $4.0 million for the same period in 2015. The increase resulted primarily from an increase in salaries and wages in our professional services segment, which resulted from an increase in business activity. Salaries and wages were 26% of revenue in the three-month period ended September 30, 2016, as compared to 23% for the same period in 2015. Our salaries and wages did not increase proportionally to an increase in our revenue.

General and Administrative:

	Three months ended September 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
		(Restated)
Applications and infrastructure	$527	$624	$(97)	-16%
Percentage of total revenue	3%	4%

Professional services	$522	$355	$167	47%
Percentage of total revenue	3%	2%

Managed services	$795	$440	$355	81%
Percentage of total revenue	4%	2%

Corporate	$1,913	$1,783	$130	7%
Percentage of total revenue	10%	10%

Total	$3,757	$3,202	$555	17%
Percentage of total revenue	19%	18%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $0.6 million, or 17%, to $3.8 million in the three months ended September 30, 2016, as compared to $3.2 million in the comparable period of 2015. This increase primarily resulted from increases in consulting expense in our managed services segment. Consulting expense increased $0.3 million during the third quarter of 2016 compared to the same period in 2015. General and administrative expenses increased to 19% of revenues in the three months ended September 30, 2016, from 18% in the comparable period in 2015.

Interest Expense:

Interest expense for the three months ended September 30, 2016 and 2015 was $2.8 million and $2.1 million, respectively. The increase in interest expense primarily resulted from the additional debt incurred during 2016.

Net Income Attributable to our Common Stockholders:

Net income attributable to our common stockholders was $2.1 million for three months ended September 30, 2016, as compared to net loss attributable to common stockholders of $(2.9) million for the three months ended September 30, 2015. The increase in net income was primarily due to an increase in the change in the fair value of derivative instruments of $11.2 million. Additionally, gross profit increased $0.7 million. This increase was offset by an increase in salaries and wages expense of $1.1 million and an increase in the loss on extinguishment of debt of $2.3 million.

Results of Continuing Operations – Nine months ended September 30, 2016 and 2015

Revenues:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
		(Restated)
Applications and infrastructure	$16,018	$15,088	$930	6%
Professional services	28,409	19,649	8,760	45%
Managed services	15,349	20,679	(5,330)	-26%
Total	$59,776	$55,416	$4,360	8%

Revenues for the nine months ended September 30, 2016 increased by $4.4 million, or 8%, to $59.8 million, as compared to $55.4 million for the corresponding period in 2015. The increase in revenues resulted primarily from an increase in our professional services segment due to a one-time event at a large telecommunications carrier and two projects at our retail customers. Additionally, this increased revenue was offset by a decrease in revenue from our managed services segment, which resulted from certain one-time projects completed in 2015.

During the nine months ended September 30, 2016, 47% of our revenue was derived from our professional services segment, 26% from our managed services segment, and 27% from our applications and infrastructure segment. During the nine months ended September 30, 2015, 35% of our revenue was derived from our professional services segment, 38% from our managed services segment, and 27% from our applications and infrastructure segment. Revenues from our managed services segment tends to be recurring in nature. Such recurring revenue was $8.2 million and $11.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Cost of revenue and gross margin:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
Applications and infrastructure		(Restated)
Cost of revenue	$13,274	$11,016	$2,258	20%
Gross profit	$2,744	$4,072	$(1,328)	-33%
Gross profit percentage	17%	27%

Professional services
Cost of revenue	$21,049	$15,510	$5,539	36%
Gross profit	$7,360	$4,139	$3,221	78%
Gross profit percentage	26%	21%

Managed services
Cost of revenue	$10,207	$14,563	$(4,356)	-30%
Gross profit	$5,142	$6,116	$(974)	-16%
Gross profit percentage	34%	30%

Total
Cost of revenue	$44,530	$41,089	$3,441	8%
Gross profit	$15,246	$14,327	$919	6%
Gross profit percentage	26%	26%

Cost of revenue for the nine months ended September 30, 2016 and 2015 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $3.4 million, or 8%, for the nine months ended September 30, 2016 was primarily attributable to an increase in cost of revenue in our professional services and application and infrastructure segments. This increase in cost of goods sold from our professional services segment is directly related to the increase in revenue resulting from a one-time event at a large telecommunications carrier and the two projects at our retail customers referred to above. The increase in cost of goods sold related to our applications and infrastructure segment resulted from declining gross margins during this period. Costs of revenue as a percentage of revenues was 74% for the both the nine months ended September 30, 2016 and 2015.

Our gross profit percentage was 26% for both the nine months ended September 30, 2016 and 2015. The increase in gross profit percentage from our professional services and managed services segments was offset by a decrease in our managed services segment.

Salaries and wages:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
		(Restated)
Applications and infrastructure	$1,523	$1,440	$83	6%
Percentage of total revenue	3%	3%

Professional services	$4,103	$2,713	$1,390	51%
Percentage of total revenue	7%	5%

Managed services	$3,414	$4,219	$(805)	-19%
Percentage of total revenue	6%	8%

Corporate	$4,359	$9,006	$(4,647)	-52%
Percentage of total revenue	7%	16%

Total	$13,399	$17,378	$(3,979)	-23%
Percentage of total revenue	22%	31%

For the nine months ended September 30, 2016, salaries and wages decreased $4.0 million to $13.4 million as compared to approximately $17.4 million for the same period in 2015. The decrease resulted primarily from a decrease in salaries and wages in our corporate segment, which resulted from a decrease in stock compensation expense of $5.0 million during the nine months ended September 30, 2016 compared to the same period in 2015. This decrease was offset by increased salary and wages expense in our professional services segment. Salaries and wages were 22% of revenue in the nine months ended September 30, 2016, as compared to 31% for the same period in 2015. Our salaries and wages will not increase proportionally to an increase in our revenue.

General and Administrative:

	Nine months ended September 30,		Change
(dollar amounts in thousands)	2016	2015	Dollars	Percentage
		(Restated)
Applications and infrastructure	$1,703	$1,565	$138	9%
Percentage of total revenue	3%	3%

Professional services	$1,561	$1,148	$413	36%
Percentage of total revenue	3%	2%

Managed services	$2,319	$1,269	$1,050	83%
Percentage of total revenue	4%	2%

Corporate	$6,243	$4,540	$1,703	38%
Percentage of total revenue	10%	8%

Total	$11,826	$8,522	$3,304	39%
Percentage of total revenue	20%	15%

General and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. General and administrative expenses increased approximately $3.3 million, or 39%, to $11.8 million in the nine months ended September 30, 2016, as compared to $8.5 million in the comparable period of 2015. This increase primarily resulted from increases in accounting and legal expense primarily resulting from changing independent auditors. Accounting and legal expense increased $1.6 million during the nine months ended September 30, 2016 compared to the same period in 2015. Additionally, marketing development funds decreased by $0.8 million during this period in 2016. Marketing development funds offset general and administrative expense. As a result, general and administrative expense increased by this amount. General and administrative expenses increased to 20% of revenues during the nine months ended September 30, 2016, from 15% in the comparable period in 2015.

Interest Expense:

Interest expense for the nine months ended September 30, 2016 and 2015 was $11.0 million and $7.0 million, respectively. The increase in interest expense primarily resulted from the additional debt incurred during 2016.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $15.7 million for nine months ended September 30, 2016, as compared to net loss attributable to common stockholders of $27.7 million for the nine months ended September 30, 2015. The decrease in net loss was primarily due to an increase in the gain in the fair value of derivative instruments of $15.3 million, a reduction in salaries and wages expense of $4.0 million and an increase in gross profit of $1.0 million. This reduction in the net loss was offset by an increase in interest expense of $4.0 million and an increase in SG&A expense of $3.3 million. Additionally, offsetting the decrease, the losses on conversion, extinguishment and modification of debt had a net increase of $2.6 million.

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next twelve months. The Independent Registered Public Accounting Firm’s Report issued in connection with our audited financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the three and nine months ended September 30, 2016, we generated gross profits but were unable to achieve positive cash flow from operations. We expect to finance our cash needs from our operations and, depending on our results of operations, we may need to complete additional equity or debt financings or to sell additional assets or businesses until we can achieve profitability and positive cash flows from operating activities, if ever.

At September 30, 2016, we had a working capital deficit of $19.9 million, as compared to a working capital deficit of $11.4 million at December 31, 2015.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through September 30, 2017, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common or preferred shares. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through September 30, 2017. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during 2016 and 2017.

Over the long-term, we plan to generate positive cash flow from our subsidiaries. However, as discussed above, to execute our business plan, service our existing indebtedness and implement our business strategy, we will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

We had capital expenditures of $0.02 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. We expect our capital expenditures for the 12 months ending September 30, 2017 to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

The following summary of our cash flows for the periods indicated has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(12,495)	$(2,006)
Net cash provided by (used in) investing activities	20,840	(1,702)
Net cash (used in) provided by financing activities	(13,667)	2,095

Net cash used in operating activities for the nine months ended September 30, 2016 was $12.5 million, which included $2.4 million in stock compensation charges, gains on the fair value of derivative liabilities of $16.0 million, losses on the conversion of debt of $9.4 million and changes in accounts receivable, inventory, other assets, deferred revenue and accounts payable and accrued expenses of $0.5 million.

Net cash provided by investing activities for the nine months ended September 30, 2016 was $20.8 million. This consisted primarily of the net cash provided by the investing activities of discontinued operations in regards to the disposal of our former VaultLogix subsidiary.

Net cash used in financing activities was $13.7 million for the nine months ended September 30, 2016. This consisted of repayments of bank borrowings and term loans.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 or Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, except as described below.

IPC-Related Litigation. As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, in January 2015, a complaint was filed in the United States District Court of the Southern District of New York against our company, Mark Munro, our Chairman of the Board and Chief Executive Officer, and Daniel J. Sullivan, our Chief Accounting Officer and former Chief Financial Officer. The complaint alleged, among other claims, our breach of contract, breach of implied covenant of good faith and fair dealing and unjust enrichment relating to our purported failure to pay certain post-closing purchase price payments to the sellers of our subsidiary, Integration Partners – NY Corporation (“IPC”), in connection with our purchase of IPC in January 2014. The complaint also alleged that Messrs. Munro and Sullivan intentionally interfered with such contractual obligations of our company under the related stock purchase agreement between our company and the plaintiffs. The complaint sought unspecified damages, attorney and expert fees and other unspecified litigation costs. In addition, the complaint sought specific performance of the enforcement of the terms of the purchase contract and our payment of not less than $2.5 million.

On October 6, 2016, we and the other defendants entered into a settlement agreement and release dated as of October 6, 2016 with the plaintiffs in which we agreed, among other things and without admitting or conceding the truth of any of the allegations or claims in such legal proceeding, to settle all claims that were asserted, or could have been asserted, in such proceeding by releasing to the plaintiffs approximately $951,000 that was then being held in an escrow account established pursuant to the purchase agreement and agreeing to pay to the plaintiffs on or prior to December 5, 2016, an additional payment of approximately $349,000.  Upon payment of such amounts, plaintiffs are required to file with the court a stipulation of dismissal of such proceeding with prejudice.

Farkas Group Litigation.  In July 2013, a complaint was filed against our company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment.  In the complaint, the plaintiffs allege that we have breached contractual agreements between our company and plaintiffs pertaining to certain indebtedness amounting to approximately $116,000 allegedly owed by us to the plaintiffs and our agreement to convert such indebtedness into shares of our common stock.  We have asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between our company and the plaintiffs. The Farkas Group was a control person of our company during the period that it was a public “shell” company and facilitated the transfer of control of our company to our former chief executive officer, Gideon Taylor.  This matter is presently set on the court’s non-jury trial docket.  We intend to continue to vigorously defend this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2016, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On July 1, 2016, we issued an aggregate of 250,000 shares of common stock upon conversion of $200 principal amount of term loans, which were issued at $0.80 per share.

On July 5, 2016, we issued an aggregate of 267,857 shares of common stock to 14 of our employees under our 2014 Incentive Compensation Plan.

On July 5, 2016, we issued an aggregate of 50,000 shares of common stock pursuant to our acquisition of SDN, which were issued at $1.00 per share.

On July 12, 2016, we issued an aggregate of 98,386 shares of common stock upon conversion of $47 principal amount of term loans and accrued interest, which were issued at $0.48 per share, to Smithline.

 During July 2016, we issued an aggregate of 793,519 shares of common stock upon conversion of $446 principal amount of term loans, which were issued at an average price of $0.55 per share to Forward Investments, LLC.

During July 2016, we issued an aggregate of 588,611 shares of common stock upon conversion of $283 principal amount of terms loans and accrued interest, which were issued at an average price of $0.46 per share to Dominion Capital.

On August 11, 2016, we issued an aggregate of 150,521 shares of common stock upon conversion of $57 principal amount of term loans and accrued interest, which were issued at $0.38 per share to Smithline.

During August 2016, we issued an aggregate of 926,998 shares of common stock upon conversion of $396 principal amount of terms loans, which were issued at an average price of $0.44 per share to Forward Investments, LLC.

During August 2016, we issued an aggregate of 603,340 shares of common stock upon conversion of $207 principal amount of term loans and accrued interest, which were issued at $0.35 per share to Dominion Capital.

On September 21, 2016, we issued an aggregate of 900,000 shares of common stock pursuant to our acquisition of 8760 Enterprises, which were issued at $0.15 per share.

During September 2016, we issued an aggregate of 3,964,061 shares of common stock upon conversion of $620 principal amount of terms loans, which were issued at an average price of $0.15 per share to Forward Investments, LLC.

During September 2016, we issued an aggregate of 2,064,448 shares of common stock upon conversion of $287 principal amount of terms loans and accrued interest, which were issued at an average price of $0.15 per share to Dominion Capital.

During September 2016, we issued an aggregate of 4,592,940 shares of common stock upon conversion of $587 principal amount of terms loans and accrued interest, which were issued at an average price of $0.13 per share to the JGB entities.

On September 21, 2016, we issued an aggregate of 900,000 shares of common stock pursuant to our acquisition of 8760 Enterprises, which were issued at $0.15 per share.

(c) Stock Repurchases

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

INTERCLOUD SYSTEMS, INC.

November 8, 2016	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer