Form 10-K
period 2016-12-31
INTERCLOUD SYSTEMS, INC.
filed 2017-03-14
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 151(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-32037

InterCloud Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0963722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1030 Broad Street

Suite 102

Shrewsbury, NJ 07702

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (561) 988-1988

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	OTCQB Venture Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,591,218 as of June 30, 2016, based on the $0.70 closing price per share of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 7, 2017 was 487,892,651.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2016

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our competitors developing the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters;

●	we may incur goodwill and intangible asset impairment charges, which could harm our profitability; and

●	our auditors have expressed doubt about our ability to continue as a going concern.

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

Overview

InterCloud Systems, Inc. is a provider of networking orchestration and automation, for the Internet of things (IOT), software-defined networking (SDN) and network function virtualization (NFV) environments to the telecommunications service provider (carrier) and corporate enterprise markets. Our managed services solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing cloud deployment and management to our Company rather than the capital expense model that has dominated in recent decades in IT infrastructure management. Our professional services group offers a broad range of solutions to enterprise and service provider customers, including application development teams, analytics, project management, program management, unified communications, network management and field support services on a short and long-term basis. Our applications and infrastructure division offers enterprise and service provider customers specialty contracting services, including engineering, design, installation and maintenance services, that support the build-out and operation of some of the most advanced small cell, Wi-Fi and distributed antenna system (DAS) networks. We believe the migration of these complex networks from proprietary hardware-based solutions to software-defined networks and cloud-based solutions provides our company a significant opportunity as we are one of only a few industry competitors that can span across both the legacy and next-generation networks that are actively being designed and deployed in the marketplace. We also believe we are in a position to assist our customers by offering competitive cloud and SDN solutions from a single source, while also maintaining our customers’ legacy hardware-based solutions.

We provide the following categories of offerings to our customers:

●	Managed Services. Our managed services offering is built around traditional IT managed services and “private cloud in the box” applications services. Our DPoD private cloud platform offers enterprise customers, carriers, and resellers ability to prepackage a “hyper-converged” open source private cloud environment in an opex model rather than the legacy hardware model. Our DPoD private cloud offers orchestration, virtualized compute, virtualized network functions, and virtualized storage. This platform is offered in a multi-year contract, managed services format. We believe DPoD private managed cloud services greatly accelerates our customer’s ability to move production applications seamlessly to a fully-virtualized environment without any vendor lock in from equipment manufacturers as well as lowers cost and decreases their time to market to deliver new applications to their own customers in a secure private environment. Our experience in system integration and solutions-centric services helps our customers quickly to integrate and adopt cloud-based managed services. In addition, our managed-services offerings include network management, 24x7x365 monitoring, security monitoring, storage and backup services.

●	Applications and Infrastructure. We provide an array of applications and services throughout North America and internationally. We also offer structured cabling and other field installations. In addition, we design, engineer, install and maintain various types of Wi-Fi and wide-area networks, DAS networks, and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and applications teams support the deployment of new networks and technologies, as well as expand and maintain existing networks. We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks.

●	Professional Services. We provide consulting and professional staffing solutions to the service-provider and enterprise market in support of all facets of IT and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services. We leverage our international recruiting database, which includes more than 70,000 professionals, for the rapid deployment of our professional services. On a weekly basis, we deploy hundreds of telecommunications professionals in support of our worldwide customers. , including SDN training, SDN software development and integration, vertical network function (VNF) validation in a multi-vendor environment, unified communications, interactive voice response (IVR) and SIP-based call centers.

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

Our Industry

Advances in technology architectures have supported the rise of cloud computing, which enables the delivery of a wide variety of cloud-based services. Today, mission-critical applications can be delivered reliably, securely and cost-effectively to our customers over the internet without the need to purchase supporting hardware, software or ongoing maintenance. The lower total cost of ownership, better functionality and flexibility of cloud applications represent a compelling alternative to traditional on-premise solutions. As a result, enterprises are increasingly adopting cloud services to rapidly deploy and integrate applications without building out their own expensive infrastructure and to minimize the growth of their own IT departments and create business agility by taking advantage of accelerated time-to-market dynamics.

Spending on public cloud services is expected to increase sharply this year and through 2019, according to analysts with International Data Corporation, a leading global market intelligence firm (“IDC”) and Gartner, Inc., a leading IT research and advisory company (“Gartner”). In a report dated January 25, 2016, Gartner analysts projected that the global public cloud services market will increase 16.5 percent last year compared with 2015 - to $204 billion.

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

NFV and SDN are the popular software-based approaches that service providers are using to design, deploy and manage their networks and services. NFV is a telecom led initiative seeking to utilize standard IT virtualization technology to consolidate many telecom network equipment types onto industry standard high volume servers, switches and storage. Many industry leaders believe NFV will likely transform the entire telecom infrastructure ecosystem. In its report entitled “Network Functions Virtualization (NFV) Market: Business Case, Market Analysis and Forecasts 2015 – 2020”, published in November 2014, Mind Commerce, a business intelligence and technology insight company, estimated that the overall global market for NFV will grow at a compound annual growth rate, or CAGR, of 83.1% between 2015 and 2020, and that NFV revenues will reach $ 8.7 billion by the end of 2020.

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

The SNS Telecom report states that enterprises are already aware of the several advantages offered by SDN and NFV. The deployment of these technologies is seen to be the highest in datacenter operations, telecommunications services, and enterprise IT. One aspect that makes SDN, NFV, and network virtualization much sought after is the ability of these technologies to help enterprises cope with the mounting demand for higher mobile traffic capacity. While doing so, these technologies bring down capital expenses and operating expenses, which can otherwise burden service providers. Most importantly, virtualization enables service providers to reduce their dependence on expensive and high-maintenance hardware platforms

Our Competitive Strengths

During 2016, we began delivering DPoD, a hyper-converged private/hybrid cloud solution. Our DPoD product offering provides all of the attributes of a public cloud offering, including reduced capital expenditures for our customers and greater elasticity and scalability in a dedicated private cloud environment. DPoD can be deployed within our data centers or on customer premises. In addition to compute and storage resources, DPoD is fully-enabled with SDN and NFV to leverage software-based network appliances. DPoD is a ‘cloud in a box,’ that brings everything together, including a full multi-vendor professional services experience. The DPoD provides the client with a completely secure, private cloud solution that can be leveraged for nearly any business application.

We believe our market advantages center around our IOT platform NFVGrid and services portfolio. Our software allows enterprise and carrier accounts to take advantage of deploying virtual network functions with service chaining for multi-vendor deployments, VNF monitoring, VNF and full network analytics, the ability to turn up a VNF or turn them off if necessary. SDN and NFV have just begun to be adopted in carrier and enterprise networks after years of planning and testing. InterCloud has a competitive advantage because our NFVGrid platform has the next-generation automation necessary to lead clients through this latest technology transformation.

●	Service Provider Relationships. We have established relationships with many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others. Our current customers include Ericsson Inc., Verizon Communications Inc., Alcatel-Lucent USA Inc., Century Link, Inc., AT&T Inc. and Hotwire Communications.

●	Long-Term Master Service Agreements. We have over 30 master service agreements with service providers and OEMs. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships and a proven ability to execute.

●	Professional Services

●	Engineering talents. Our geographical reach and vast engineering talents enable our customers to take advantage of our end-to-end solutions and one-stop shopping.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry in which a shortage of skilled labor is often a key limitation for our customers and competitors alike. We own and operate an actively-maintained database of more than 70,000 telecom and IT personnel. We also employ highly-skilled recruiters and utilize an electronic hiring process that we believe expedites deployment of personnel and reduces costs. We believe this access to a skilled labor pool gives us a competitive edge over our competitors as we continue to expand.

●	Strong Senior Management Team with Proven Ability to Execute. Our highly-experienced management team has deep industry knowledge and brings an average of over 25 years of individual experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

Our Growth Strategy

Under the leadership of our senior management team, we intend to build our sales, marketing and operations groups to support our rapid growth while focusing on increasing operating margins. While organic growth will be a main focus in driving our business forward, acquisitions will play a strategic role in augmenting existing product and service lines and cross-selling opportunities. We are pursuing several strategies, including:

●	Expand Our Cloud-Based Service Offerings. We are building a company that can manage the existing network infrastructures of the largest domestic and international corporations and service providers while also delivering a broad range of enterprise and carrier-grade cloud orchestration platforms and solutions. We believe the ability to provide such services is a critical differentiator as we already have relationships with many potential customers by offering services through our three operating divisions -- applications and infrastructure, professional services, and managed services. Each of our three operating divisions intends to continue to expand by offering additional cloud services, such as cloud management of Wi-Fi and DAS networks, on a virtualized wireless controller running on our cloud rather than installed throughout a corporate network, allowing better controls and cost savings for clients. We recently expanded the service offerings of our professional services group to include services to support the roll-out of NFV, SDN and private cloud solutions and to market such services to both the service provider and enterprise markets.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services or expand our geographic reach. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work in-house as a prime contractor for our clients, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger contracts. We believe there are many potential acquisition candidates in the high-growth cloud computing space, the fragmented professional services markets, and in the applications and infrastructure arena.

●	Aggressively Expand Our Organic Growth Initiatives. Our customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients by marketing DPoD private cloud, NFV and SDN service offerings to them, as well as by extending services to existing customers in new geographies.

●	Expand Our Relationships with New Service Providers. We plan to expand new relationships with cable broadband providers, competitive local exchange carriers (CLECs), integrated communication providers (ICs), competitive access providers (CAPs), network access point providers (NAPs) and integrated communications providers (ICPs). We believe that the business model for the expansion of these relationships, leveraging our core strength and array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and improve operating margins.

Our Services

We are a provider of networking orchestration and automation solutions for IOT, SDN and NFV and its corresponding professional services. We provide cloud- and managed-service-based platforms, professional services, applications and infrastructure to both the telecommunications industry and corporate enterprises. Our cloud-based and managed services and our engineering, design, construction, installation, maintenance and project staffing services support the build-out, maintenance, upgrade and operation of some of the most advanced fiber optic, Ethernet, copper, wireless and satellite networks. Our breadth of services enables our customers to selectively augment existing services or to outsource entire projects or operational functions. We divide our service offerings into the following categories of services:

●	Managed Services. We provide integrated cloud-based managed solutions that allow organizations around the globe to migrate and integrate their applications into a public, private or hybrid cloud environment. We combine engineering expertise with white glove service and support to maintain and support these complex global networks. We provide traditional hardware solutions and applications, cloud-based managed solutions and professional staffing services, which work as a seamless extension of a telecommunications service provider or enterprise end user. We provide industry leading vendor-independent, multi-vendor Virtual Network Function validation services. Through third-party VNF validation, service providers know in advance that virtual network functions are working together in a specific, dynamic, environment.

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

Network Function Virtualization. To manage help manage NFV, in 2015 we developed NFVGrid, an NFV orchestration platform, as part of our Network-as-a-Service (NaaS) offering. This software platform helps to manage VNFs, instantiating, monitoring, repairing them and handling billing for the services.

Recently, we released our multi-vendor VNF validation services. Through third-party VNF validation, service providers know in advance that virtual network functions are working together in a specific, dynamic, environment. Since each VNF validation is as unique as the network itself, we have created three levels of validation services that are available through annual contracts. No matter how intricate a network is, we offer the level of service needed. We offer:

●	Silver validation. This first tier of qualification says that a NFV successfully operates in the Cloud/SDN environment, which includes the validation of basic NFV functionality running on fully virtualized SDN-enabled Cloud platform.
●	Gold validation. This tier of qualification includes everything in the Silver Validation, plus guaranteed performance testing of scalability (both up and down) to address the demand volatility that CSPs face. Gold validation is done in compliance with OPNFV testing requirements.
●	Platinum validation. This is the highest level of validation. It includes everything in the Gold Validation and guarantees that the NFV will remain functional as software and hardware continue to update or change.

●	Applications. We apply our expertise in networking, converged communications, security, data center solutions and other technologies utilizing our skills in consulting, integration and managed services to create customized solutions for our enterprise customers. We provide applications for managed data, converged services (single and multiple site), voice recognition, session initiation protocol (SIP trunking)Voice Over IP, streaming media and unified communication (UC)) collocation services and others. These applications can be serviced at our customers’ premises or in our cloud solutions.

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

Our top four customers, Crown Castle, Uline, Ericsson, Inc., and Verizon, accounted for approximately 26% of our total revenues from continuing operations in the year ended December 31, 2016. Our top four customers, Ericsson, Inc., Crown Castle, ULine and NX Utilities, accounted for approximately 33% of our total revenues from continuing operations in the year ended December 31, 2015. No customer accounted for 10% or more of our revenues for the year ended December 31, 2016. Ericsson, Inc. and its affiliates, as an OEM provider for seven different carrier projects, was the only customer to account for 10% or more of our revenues for the year ended December 31, 2015, accounting for approximately 14% of our total revenues.

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

Employees

As of December 31, 2016, we had 409 full-time employees and 13 part-time employees, of whom 53 were in administration and corporate management, 8 were accounting personnel, 36 were sales personnel and 325 were technical and project managerial personnel.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $18.6 million and $25.9 million in the years ended December 31, 2016 and 2015, respectively. In addition, we incurred a net loss attributable to common stockholders of $26.5 million and $65.8 million in the years ended December 31, 2016 and 2015, respectively. We may continue to incur operating and net losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to sustain or increase our revenue levels, we may never achieve or sustain profitability.

Our total revenues from continuing operations increased to $77.8 million in the year ended December 31, 2016 from $74.1 million in the year ended December 31, 2015, respectively. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues. We may be unable to sustain our revenue levels, particularly if we are unable to develop and market our applications and infrastructure or professional services segments, increase our sales to existing customers or develop new customers. However, even if our revenues grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

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

As of December 31, 2016, we had total indebtedness of approximately $47.6 million, consisting of $28.2 million of convertible debentures and notes payable, $19.3 million of related-party indebtedness, and $0.1 million of bank debt. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

A high level of indebtedness would increase the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness will depend on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include our ability to access the public equity and debt markets, financial market conditions, the value of our assets and our performance at the time we need capital.

Our limited operating history as an integrated company, recent business acquisitions and divestitures, and the rapidly-changing telecommunications market may make it difficult for investors to evaluate our business, financial condition, results of operations and divestitures, and prospects, and also impairs our ability to accurately forecast our future performance.

We experienced rapid and significant expansion in the four years ended December 31, 2016 due to a series of strategic acquisitions. We acquired three companies in 2012, one company in 2013, three companies in 2014 and two companies in 2016. We also disposed of one company in 2015, three companies in 2016 and one company in 2017. As a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. If our assumptions are incorrect, any resulting change or modification could adversely affect our financial conditions and/or results of operations.

Further, our limited operating history as an integrated company, combined with our short history operating as providers of staffing and cloud-based services, may not provide an adequate basis for investors to evaluate our business, financial condition, results of operations and prospects, and makes accurate financial forecasting difficult for us. Because we operate in the rapidly-evolving IT and telecommunications markets and because our business is rapidly changing due to a series of acquisitions and divestitures, we may have difficulty in engaging in effective business and financial planning. It may also be difficult for us to evaluate trends that may affect our business and whether our expansion may be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Risks Related to Our Business

A failure to successfully execute our strategy of acquiring other businesses to grow our company could adversely affect our business, financial condition, results of operations and prospects.

We intend to continue pursuing growth through the acquisition of companies or assets to expand our product offerings, project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger contracts. However, we may be unable to find suitable acquisition candidates or acquisition financing or to complete acquisitions on favorable terms, if at all. Moreover, any completed acquisition may not result in the intended benefits. For example, while the historical financial and operating performance of an acquisition target are among the criteria we evaluate in determining which acquisition targets we will pursue, there can be no assurance that any business or assets we acquire will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results. Any such failure could adversely affect our business, financial condition or results of operations. In addition, any completed acquisition may not result in the intended benefits for other reasons and our acquisitions will involve a number of other risks, including:

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. No customer accounted for 10% or more of our total revenues for the year ended December 31, 2016. Ericsson Inc. and its affiliates accounted for approximately 14% of our total revenues from continuing operations in the year ended December 31, 2015. Our top four customers, Crown Castle, Uline, Ericsson, Inc., and Verizon, accounted for approximately 26% of our total revenues from continuing operations in the year ended December 31, 2016. Our top four customers, Ericsson, Crown Castle, Uline, and NX Utilities, accounted for approximately 33% of our total revenues from continuing operations in the year ended December 31, 2015. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

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

During the years ended December 31, 2016 and 2015, we derived approximately 23% and 36%, respectively, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

The Independent Registered Public Accounting Firms’ Report issued in connection with our audited financial statements for the year ended December 31, 2016 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.” Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. If we are not able to continue our business as a going concern, we have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

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

The Internal Revenue Service has completed its examination of our 2013 U.S. corporation income tax return. We have agreed to certain adjustments proposed by the IRS and are appealing others. Separately, the IRS has questioned our classification of certain individuals as independent contractors rather than employees. We estimate our potential liability to be $125 but the liability, if any, upon final disposition of these matters is uncertain.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the year ended December 31, 2016, our management team identified material weaknesses relating to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions we enter into. During 2016, we took steps to help remediate these material weaknesses, including hiring additional accounting staff who have a background and knowledge in the application of U.S. GAAP and performing a comprehensive review of our internal control over financial reporting. We plan to continue to take additional steps to remediate these material weaknesses for the year ending December 31, 2017, to improve our financial reporting systems and implement new policies, procedures and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Lawsuits filed against us, if decided in the plaintiffs’ favor, may result in the payment of cash damages that could adversely affect our financial position and liquidity.

In July 2013, a complaint was filed against our company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment. In the complaint, the plaintiffs allege that we have breached contractual agreements between our company and plaintiffs pertaining to certain indebtedness amounting to approximately $116,000 allegedly owed by us to the plaintiffs and our agreement to convert such indebtedness into shares of our common stock. The plaintiff alleges that they are entitled to receive in the aggregate 2.2 million shares of our company’s common stock or aggregate damages reflecting the trading value at the high price for the common stock. We have asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between our company and the plaintiffs. The Farkas Group was a control person of our company during the period that it was a public “shell” company and facilitated the transfer of control of our company to our former chief executive officer, Gideon Taylor. This matter is presently set on the court’s non-jury trial docket. We intend to continue to vigorously defend this lawsuit.

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

In January and June 2016, derivative actions were filed in the Delaware Chancery Court and the United States Federal District Court for the District of New Jersey against our company, our directors, our executive officers and certain other individuals. These actions arises out of the same conduct at issue in the purported class action discussed above. The complaints seek unspecified damages, amendments to our articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the actions.

In July 2016, a derivative action was filed in the United States Federal District Court for the District of New Jersey against our company and our directors. This action also arises out of the same conduct at issue in the purported class action discussed above and our subsequent failure to make certain related disclosures or purported false and misleading disclosures in our proxy statements for our annual stockholders’ meetings held in 2013 and 2014. The complaint seeks unspecified damages, amendments to our corporate governance and certain internal procedures, punitive damages and disgorgement from the individual defendants, and costs and disbursements in the actions.

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

We are unaware of the scope or timing of the SEC’s investigation. As a result, we do not know how the SEC investigation is proceeding, when the investigation will be concluded, or if we will become involved to a greater extent than providing documents and testimony to the SEC. We also are unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position, results of operations, or cash flows. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the SEC for documents or testimony could distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. Furthermore, it is possible that we currently are, or may hereafter become a target of the SEC’s investigation. Any such investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an SEC enforcement action. There can be no assurance that any final resolution of this and any similar matters will not have a material adverse effect on our financial condition or results of operations.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;

●	market conditions for providers of services to telecommunications, utilities and managed cloud services customers;

●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	dilution caused by the conversion into common stock of convertible debt securities or by the exercise of outstanding warrants;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2016, we had 114,067,218 shares of common stock issued and 112,840,013 shares outstanding, of which 17,526,863 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2016, we also had outstanding $42.2 million aggregate principal amount of convertible notes that were convertible into 66,504,700 shares of common stock on that date. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. See Note 11, Term Loans, and Note 18, Related Parties, to the notes to our consolidated financial statements in this report. For conversions completed between January 1 and March 13, 2017, see Note 21, Subsequent Events, to the notes to our consolidated financial statements in this report. As of December 31, 2016, there were also outstanding warrants to purchase an aggregate of 8,833,712 shares of our common stock at a weighted-average exercise price of $0.58 per share, all of which warrants were exercisable as of such date, and outstanding options to purchase an aggregate of 175,000 shares of common stock at an exercise price of $3.72 per share, of which 166,667 options were exercisable as of such date. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

We may have insufficient authorized capital stock to issue common stock to all of the holders of our outstanding warrants and other convertible securities and may be required to reverse split our outstanding shares of common stock or to request our stockholders to authorize additional shares of common stock in connection with the exercise or conversion of such outstanding securities or subsequent equity finance transactions.

We are authorized to issue 500,000,000 shares of common stock, of which 112,840,013 shares were outstanding on December 31, 2016 and, primarily as a result of the conversion of convertible debt securities since December 31, 2016, 487,892,651 shares were issued and outstanding on March 7, 2017. At March 7, 2017, we had reserved 49,923,696 shares of common stock for issuance upon conversion of certain of our outstanding convertible debt securities and warrants. In addition, at such date, we had outstanding $28,119,795 aggregate principal amount of additional convertible debt securities for which we are not required to reserve a specific number of shares of common stock for conversions but that is convertible into an undeterminable number of shares of common stock based upon a discount to the then-current market price of our common stock. If all of these securities were converted or exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, it is likely that we will have insufficient shares of common stock available to issue in connection with the conversion or exercise of our outstanding options, warrants and convertible debt securities or any future equity finance transaction we may seek to undertake. Accordingly, we may be required to take steps at an annual or special meeting of stockholders to seek approval of an increase in the number of our authorized shares of common stock. However, we cannot assure you that our stockholders would authorize an increase in the number of shares of our common stock. Alternatively, we may be required to reverse split our outstanding shares of common stock to create additional authorized but unissued shares. While our stockholders have approved a reverse split of our common stock on an exchange ratio of up to one-for-four shares on or prior to August 29, 2017 at the discretion of our board of directors, a reverse stock split may adversely affect the market price of our common stock. Our failure to have a sufficient number of authorized shares of common stock for issuance upon future exercise or conversion of our outstanding options, warrants and convertible debt securities could create an event of default under such securities, which could adversely affect our business, financial condition, results of operations and prospects.

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

Location	Owned or Leased	User	Size (Sq Ft)
Tuscaloosa, AL	Leased (1)	Rives-Monteiro Engineering, LLC	5,000
Miami, FL	Leased (2)	Tropical Communications, Inc.	6,000
Des Plaines, IL	Leased (3)	T N S, Inc.	1,500
Upland, CA	Leased (4)	Adex Corporation	2,047
Naperville, IL	Leased (5)	Adex Corporation	1,085
Longwood, FL	Leased (6)	AW Solutions	7,750
Puerto Rico	Leased (7)	AW Solutions	1,575
Dallas, TX	Leased (8)	InterCloud Systems, Inc.	1,098
Parsippany, NJ	Leased (9)	Integration Partners – NY Corp.	3,427
Alpharetta, GA	Leased (10)	Adex Corporation	4,800
Boca Raton, FL	Leased (11)	AW Solutions	1,282

(1)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $1,500.

(2)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $1,792.

(3)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $1,133.

(4)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $2,252.

(5)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $1,673.

(6)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $10,699.

(7)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $1,545.

(8)	This facility is leased pursuant to a 12 month lease that expires in April 2017 and provides for aggregate monthly rental payments of $2,013.

(9)	This facility is leased pursuant to a 48 month lease that expires in October 2017 and provides for aggregate monthly rental payments of $4,998.

(10)	This facility is leased pursuant to a 36 month lease that expires in April 2019 and provides for aggregate monthly rental payments of $4,600.

(11)	This facility is leased pursuant to a 5 year lease that expires in August 2019 and provides for monthly base rental payments of $2,091 with a 3% annual increase in base rent thereafter plus 1.3% of the operating expenses of the building.

ITEM 3.	LEGAL PROCEEDINGS.

Pending Litigation

Breach of Contract Action. In July 2013, a complaint was filed against our company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment. In the complaint, the plaintiffs allege that we have breached contractual agreements between our company and plaintiffs pertaining to certain indebtedness amounting to approximately $116,000 allegedly owed by us to the plaintiffs and our agreement to convert such indebtedness into shares of our common stock. The plaintiff alleges that they are entitled to receive in the aggregate 2.2 million shares of our company’s common stock or aggregate damages reflecting the trading value at the high price for the common stock. We have asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between our company and the plaintiffs. The Farkas Group was a control person of our company during the period that it was a public “shell” company and facilitated the transfer of control of our company to our former chief executive officer, Gideon Taylor. This matter is presently set on the court’s non-jury trial docket. We intend to continue to vigorously defend this lawsuit.

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

On November 3, 2014, the United States District Court for the District of New Jersey issued an order appointing Robbins Geller Rudman & Dowd LLP as lead plaintiffs’ counsel and Cohn Lifland Pearlman Herrmann & Knopf LLP as liaison counsel for the pending actions. The lead plaintiff filed an amended complaint in January 2015 adding additional third-party defendants. We filed a motion to dismiss the amended complaint in late January 2015 and the plaintiffs filed a second amended complaint in early March 2015. We filed a motion to dismiss the second amended complaint on March 13, 2015. Our motion to dismiss was denied by the Court on October 29, 2015. On June 2, 2016, the plaintiffs filed a motion for class certification, to which we filed a reply in opposition on August 2, 2016. The court held oral argument on the class certification motion on January 13, 2017, and on February 16, 2017, the parties entered into a stipulation, which was approved by the court on February 23, 2017, that sets forth a schedule for expert reports, additional briefing on class certification and conclusion of fact discovery on May 12, 2017. The parties are currently engaged in discovery and additional class certification briefing.

Derivative Actions. In January 2016, a derivative compliant entitled Michael E. Sloan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, Daniel J. Sullivan, Roger M. Ponder, Lawrence M. Sands, Frank Jadevia, and Scott Davis, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No. 11878 (DE Chancery) was filed in the Delaware Chancery Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, abused control, grossly mismanaged, and unjustly enriched themselves by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and our company, and were written on behalf of our company for the purpose of promoting our company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to our articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action. The defendants agreed to accept service on March 21, 2016 and counsel are negotiating a schedule to answer, move to dismiss or otherwise respond to the complaint. The parties are currently engaged in discovery.

In June 2016, a derivative compliant entitled Wasseem Hamdan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger M. Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-cv-03706 (D.N.J.) was filed in the New Jersey Federal District Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, grossly mismanaged, and unjustly enriched themselves during the relevant period (December 2013 to the present) by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and our company, and were written on behalf of us for the purpose of promoting our company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to our company’s articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action. On February 10, 2017, plaintiffs filed a motion to consolidate this action with the derivative action described below. The court has not yet ruled on the consolidation motion, which is uncontested. It is anticipated that a consolidated amended derivative complaint will be filed.

In July 2016, a derivative compliant entitled John Scrutchens, derivatively and on behalf of InterCloud Systems, Inc. v. Mark E. Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-CV-04207-FLW-DEA (D.N.J.) was filed in the United States Federal District Court for the District of New Jersey. This action arises out of the same conduct at issue in the purported class action lawsuit filed against our company. In the complaint, nominal plaintiff alleges that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder because in exercising reasonable care as directors of our company, the defendants knew or should have known that statements contained in our proxy statements for our annual stockholders’ meetings held in 2013 and 2014 were false and misleading in that such proxy statements (i) omitted material information regarding, among other wrongdoings, the purported wrongdoings of the defendants that generally are at issue in the purported class action lawsuit filed against us and the other derivative actions filed against the defendants, and (ii) included by reference materially false and misleading financial statements. Plaintiffs seek unspecified damages, amendments to our corporate governance and internal procedures to comply with applicable laws and to protect our company and our stockholders from a repeat of the purported wrongdoings of the defendants, punitive damages from the individual defendants, disgorgement from the individual defendants and costs and disbursements in the action. As discussed above, on February 10, 2017, plaintiffs in the derivative action described above filed a motion to consolidate that action with this derivative action. The court has not yet ruled on the consolidation motion, which is uncontested. It is anticipated that a consolidated amended derivative complaint will be filed.

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

As of December 31, 2016, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable nor reasonably estimable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the symbol “ICLD”. Through October 5, 2016, our common stock traded on the Nasdaq Capital Market. Since October 6, 2016, our common stock has traded on the OTCQB Venture Market. The following table sets forth, for the periods indicated, the high and low sales price of our common stock as reported on the Nasdaq Capital Market prior to October 6, 2016, and the high and low bid price of our common stock on the OTCQB Venture Market on and after October 6, 2016. The quotations on the OTCQB Venture Market reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$3.00	$2.03
Second Quarter	$4.73	$1.45
Third Quarter	$2.79	$1.65
Fourth Quarter	$1.85	$0.94

Fiscal Year Ended December 31, 2016
First Quarter	$1.17	$0.42
Second Quarter	$1.14	$0.65
Third Quarter	$0.75	$0.09
Fourth Quarter	$0.12	$0.03

Holders

At February 28, 2017, we had approximately 471 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of shares of our common stock authorized for issuance under our 2012 Performance Incentive Plan and 2015 Performance Incentive Plan as of December 31, 2016, which were our only equity compensation plans at such date.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	175,000	$3.72	1,453,565

Unregistered Sales of Equity Securities

In the fourth quarter of 2016, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

In October 2016, we issued an aggregate of 3,102,298 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $196. The shares were issued at average fair value of $0.06 per share, per the terms of the agreements.

In October 2016, we issued an aggregate of 3,605,440 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $226. The shares were issued at average fair value of $0.06 per share, per the terms of the agreements.

In October 2016, we issued an aggregate of 2,253,000 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $156. The shares were issued at average fair value of $0.07 per share, per the terms of the agreements.

In November 2016, we issued an aggregate of 6,667,765 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $224. The shares were issued at average fair value of $0.03 per share, per the terms of the agreements.

In November 2016, we issued an aggregate of 7,550,872 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $301. The shares were issued at average fair value of $0.04 per share, per the terms of the agreements.

In November 2016, we issued an aggregate of 3,989,000 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $182. The shares were issued at average fair value of $0.05 per share, per the terms of the agreements.

In December 2016, we issued an aggregate of 16,496,044 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $268. The shares were issued at average fair value of $0.02 per share, per the terms of the agreements.

In December 2016, we issued an aggregate of 5,759,782 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $191. The shares were issued at average fair value of $0.03 per share, per the terms of the agreements.

In December 2016, we issued an aggregate of 12,723,340 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $439. The shares were issued at average fair value of $0.03 per share, per the terms of the agreements.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for our company for the years ended December 31, 2016 and 2015 that was derived from our audited consolidated financial statements included elsewhere in this report. The financial data set forth below should be read in conjunction with, and are qualified in their entirety by, reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and related notes included elsewhere in this report. All dollar amounts are presented in thousands with the exception of share and per share data.

	For the years ended
	December 31,
	2016	2015
Statement of Operations Data:

Revenues	$78,000	$74,108
Gross profit	19,805	20,244
Operating expenses	38,429	46,190
Loss from operations	(18,624)	(25,946)
Total other expense	(8,106)	(25,934)
Loss from continuing operations before benefit from income taxes	(26,730)	(51,880)
Provision for (benefit from) income taxes	207	(1,345)
Gain (loss) from discontinued operations, net of tax	465	(15,124)
Net loss attributable to common stockholders	(26,483)	(65,762)
Net loss per share, basic	$(0.63)	$(3.05)
Net loss per share, diluted	$(0.63)	$(3.05)
Basic weighted average shares outstanding	41,946,410	21,520,885
Diluted weighted average shares outstanding	41,946,410	21,520,885

	As of December 31,
	2016	2015
Balance Sheet Data:

Cash	$1,790	$7,944
Accounts receivable, net	13,952	16,616
Total current assets	18,389	28,553
Goodwill and intangible assets, net	35,391	40,371
Total assets	54,569	92,231

Total current liabilities	57,802	39,951
Long-term liabilities	12,810	56,480
Stockholders' (deficit) equity	(16,043)	(4,200)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are a single-source provider of end-to-end IT and next-generation network solutions to the telecommunications service provider (carrier) and corporate enterprise markets through legacy managed services, cloud managed services and professional services. We believe our market advantages center around our next-generation virtualized network orchestration software platform and services portfolio. . As a next-generation network services provider, we add value by enabling customers to dynamically spool up their growing number of applications on VM’s and with virtualized network functions while helping to contain costs. Customers now demand a partner that can provide end-to-end IT solutions, that offers the customer the ability to move IT expenditures from capital costs to operating costs, and that offers the customer greater elasticity and the ability to rapidly deploy enterprise applications.

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

Finally, given the worldwide popularity of telecommunications and wireless products and services, we may selectively pursue international expansion, which we believe represents a compelling opportunity for additional long-term growth.

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

In January 2014, we acquired the operations of IPC, thereby entering the telecommunications hardware and software resale sector as well as expanding our services by adding a hardware and software maintenance division. In February 2014, we acquired the operations of RentVM, which allowed us entry into the cloud computing sector and expanded the range of products and services provided to our customers. In October 2014, we acquired the operations of VaultLogix, a cloud-based data backup and storage company which we subsequently sold in February 2016. The sale of VaultLogix eliminated the cloud-based data backup revenue but it did not eliminate our other cloud managed services in the portfolio. Cloud computing is defined as “compute, network and storage” offered in a managed service environment. Cloud is a very broad industry term and can cause some confusion at times. We still offer cloud services, not cloud data back-up services, and we plan on continuing to develop special cloud based use cases around security applications with our Orchestration and automation software platform.

With the acquisitions of IPC and RentVM, we re-evaluated our operating subsidiaries and determined that the IPC and RentVM divisions should be aggregated into one of three reporting segments based on their economic characteristics, products, production methods and distribution methods. The results of operations of IPC and RentVM are categorized within the managed services segment.

During 2016 and 2015, we experienced continued operating losses in our managed services segment due to investments we made in our cloud-based products. As a result, during 2016 and 2015, we recorded intangible asset impairment expense of $3.5 million and $0.7 million, respectively, and goodwill impairment expense of $1.1 million and $10.9 million, respectively.

During 2015, we committed to a plan to sell VaultLogix and its subsidiaries, Data Protection Services and US Data, to a third-party. We finalized the transaction in February 2016 and, as a result, we recorded intangible asset impairment expense of $0.4 million and goodwill impairment expense of $11.2 million. As a result of the sale, the intangible asset and goodwill impairment expenses related to these entities are recorded in loss on discontinued operations for the year ending December 31, 2015.

During 2015, we evaluated the results of our former PCS Holdings LLC (“Axim”) subsidiary, which was included in our former cloud services segment, and determined that actual revenues were not meeting our forecasted revenues. As a result, we recorded intangible asset impairment expense of $0.03 million and goodwill impairment expense of $2.0 million. We sold Axim during April 2016. As a result of the sale, the intangible asset and goodwill impairment expenses related to this entity are recorded in loss on discontinued operations for the year ending December 31, 2015.

Our revenue increased from $74.1 million for the year ended December 31, 2015 to $78.0 million for the year ended December 31, 2016. Our net loss attributable to common stockholders decreased from $65.8 million for the year ended December 31, 2015 to $26.5 million for the year ended December 31, 2016. As of December 31, 2016, our stockholders’ deficit was $16.0 million.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Year Ended December 31,
	2016	2015
Multi-year master service agreements and long-term contracts	23%	36%

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. All revenues derived from master service agreements are from customers that are serviced by our applications and infrastructure and professional services segments. The decline in the percentage of revenues from multi-year master service agreements is due to increases in revenue of our professional services segment, which does not derive revenues from multi-year master service agreements.

A significant portion of our revenue typically comes from one large customer within the professional services segment. The following table reflects the percentage of total revenue from our only customer that contributed at least 10% to our total revenue in either of the years ended December 31, 2016 or 2015:

	Year ended December 31,
	2016	2015
Ericsson, Inc.	*	14%

*	Represented less than 10% of the total revenues during the period.

Factors Affecting Our Performance

Changes in Demand for Data Capacity and Reliability.

Advances in technology architectures have supported the rise of cloud computing, which enables the delivery of a wide variety of cloud-based services.in a outsourced managed service environment Today, mission-critical applications can be delivered reliably, securely and cost-effectively to our customers over the internet without the need to purchase supporting hardware, software or ongoing maintenance. The lower total cost of ownership, better functionality and flexibility of cloud solutions represent a compelling alternative to traditional on-premise solutions. As a result, enterprises are increasingly adopting outsourced cloud services to rapidly deploy and integrate applications without building out their own expensive infrastructure and to minimize the growth of their own IT departments and create business agility by taking advantage of accelerated time-to-market dynamics.

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

Our Ability to Integrate Our Acquired Businesses and Expand Internationally.

We have completed seven material acquisitions and one material divestiture since January 1, 2012 and may consummate additional acquisitions and divestures in the near term. Our success will depend, in part, on our ability to successfully integrate our acquired businesses into our global IT and telecommunications platform. In addition, we believe international expansion represents a compelling opportunity for additional growth over the long-term because of the worldwide need for IT and telecommunications infrastructure. Our AW Solutions operations in Puerto Rico generated approximately $0.9 million of revenue during 2016. Additionally, our ADEX operations in Puerto Rico generated approximately $0.4 million during 2016. We plan to expand our global presence either by expanding our current operations or by acquiring subsidiaries with international platforms.

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

	Year ended December 31,
	2016	2015
Top 10 customers, aggregate	48%	55%
Customer:
Ericsson, Inc.	*	14%

*	Represented less than 10% of the total revenues during the period.

Business Unit Transitions.

Since January 1, 2012, we have acquired seven material companies and sold one material company. We acquired these businesses to either enhance certain of our existing business units or allow us to gain market share in new lines of business. For example, our acquisition of TNS in September 2012 extended the geographic reach of our structured cabling and digital antenna system services. Our acquisition of AW Solutions in April 2013 broadened our suite of services and added new customers to which we can cross-sell our other services. Our acquisition of IPC in January 2014 improved our systems integration capabilities.

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

We expect the companies we acquire to facilitate geographic diversification that should protect against regional cyclicality. We believe our diverse platform of services, capabilities, customers and geographies will enable us to grow as the market continues to evolve.

The table below summarizes the revenues for each of our reportable segments in the years ended December 31, 2016 and 2015.

	Year ended December 31,
	2016	2015
Revenue from:
Applications and infrastructure	$22,173	$21,263
Professional services	$36,937	$26,655
Managed services	$18,890	$26,190
As a percentage of total revenue:
Applications and infrastructure	29%	29%
Professional services	47%	36%
Managed services	24%	35%

Impact of Recently-Completed Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a series of strategic acquisitions. Since January 1, 2012, we have completed seven material acquisitions and one material divestiture. We expect to regularly review opportunities, and periodically to engage in discussions, regarding possible additional acquisitions and divestitures. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire and successfully integrate companies.

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

Revenue Recognition.

Our revenues are generated from three reportable segments, applications and infrastructure, professional services and managed services. We recognize revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

AW Solutions, which included 8760 Enterprises from September 14, 2016 through December 31, 2016, generally recognizes revenue using the percentage of completion method. Revenues and fees on these contracts were recognized utilizing the efforts-expended method, which used measures such as task duration and completion. The efforts-expended approach is an input method used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

AW Solutions also generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized as projects within contracts are completed as of each reporting date.

The revenues of our professional services segment, which is comprised of our ADEX subsidiaries and SDNE, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for our services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under these contracts are generally provided within a month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, we will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2016 and 2015.

ADEX’s former Highwire division (“Highwire”), which we sold in February 2017, generated revenue through its telecommunications engineering group, which contracted with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. This division of ADEX recognized revenue using the proportional performance method. Under this method, revenue was recognized as projects within contracts were completed as of each reporting date.

Our applications and infrastructure and managed services segments sometimes require customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The revenues of our managed services segment are derived primarily from the operations of IPC. Our IPC subsidiary is a value-added reseller, the revenues of which are generated from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video and data networking infrastructure. IPC’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support, resells maintenance and support and provides professional services. For certain maintenance contracts, IPC assumes responsibility for fulfilling the support to customers and recognizes the associated revenue either on a ratable basis over the life of the contract or, if a customer purchases a time and materials maintenance program, as maintenance is provided to the customer. Revenue for the sale of third-party maintenance contracts is recognized net of the related cost of revenue. In a maintenance contract, all services are provided by our third-party providers and as a result, we concluded that we are acting as an agent and recognize revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction. As IPC is under no obligation to perform additional services, revenue is recognized at the time of sale as opposed to over the life of the maintenance agreement.

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

Our former VaultLogix subsidiary, which was sold in February 2016, provided cloud-based on-line data backup services to its customers. Certain customers paid for their services before service began. Revenue for these customers was deferred until the services were performed. As of December 31, 2015, VaultLogix did not have any material customers that paid for their services before service began. For all services, VaultLogix recognized revenue when services were provided, evidence of an arrangement existed, fees were fixed or determinable and collection was reasonably assured.

Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of December 31, 2016 and 2015.

Goodwill and Intangible Assets

Goodwill and intangible assets were generated through the acquisitions made during 2012 through 2016. As the total consideration paid exceeded the value of the net assets acquired, we recorded goodwill for each of the completed acquisitions. At the date of the acquisition, we performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually (at October 1) and whenever events or circumstances change that indicate impairment may have occurred.

Derivative Financial Instruments

We record financial instruments classified as liabilities, temporary equity or permanent equity at issuance at the fair value, or cash received.

We record the fair value of our financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of our financial instruments classified as liabilities are recorded as other expense/income. We have historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the quarter ended September 30, 2015, we determined that we should utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. We have evaluated our derivative instruments and determined that the value of those derivative instruments, whether using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on our historical consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively. The Monte Carlo simulation is used to determine the fair value of derivatives for instruments with embedded conversion features.

Stock-Based Compensation.

Our stock-based award programs are intended to attract, retain and reward employees, officers, directors and consultants, and to align stockholder and employee interests. We granted stock-based awards to individuals in each of 2016 and 2015. Our policy going forward will be to issue awards under our 2015 Employee Incentive Plan and Employee Stock Purchase Plan.

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

The fair value of restricted stock is estimated on the date of grant and is generally equal to the closing price of our common stock on that date. The price of our common stock price has varied greatly during the years ended December 31, 2016 and 2015. Some of the factors that influenced the market price of our stock during those periods included:

●	acquisitions and disposals;

●	increasing indebtedness to fund such acquisitions;

●	historical operating results; and

●	commencement of certain litigations against our company and its management.

The total amount of stock-based compensation expense ultimately is based on the number of awards that actually vest, as well as the vesting period of all stock-based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.

The following tables summarize our stock-based compensation for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
Date	Vesting Terms	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted

7/5/2016	6 months	200,357	$0.68	$0.68	$136,062
7/5/2016	Three years	67,500	0.68	0.68	45,839
7/20/2016	Vest 6/30/2017	412,500	0.58	0.58	238,425
7/20/2016	Three years	200,000	0.58	0.58	115,600
7/20/2016	No Vesting	57,142	0.58	0.58	33,028
7/20/2016	Vest 1/1/2017	100,000	0.58	0.58	57,800
7/20/2016	6 month Vesting	714,000	0.58	0.58	412,692
7/27/2016	Vest 12/31/2017	75,000	0.51	0.51	37,875
7/27/2016	6 month Vesting	64,814	0.51	0.51	32,731

	Year Ended December 31, 2015
Date	Vesting Terms	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted

1/27/2015	Three years	90,000	$2.53	$2.53	$227,700
1/27/2015	6 months	25,000	2.53	2.53	63,250
1/27/2015	No Vesting	12,000	2.53	2.53	30,360
2/13/2015	Three years	89,000	2.87	2.87	255,430
4/10/2015	Three years	849,031	1.98	1.98	1,681,081
4/10/2015	No Vesting	565,626	1.98	1.98	1,119,939
6/23/2015	Three years	338,500	2.92	2.92	988,420
6/23/2015	No Vesting	1,111,796	2.92	2.92	3,246,444

Components of Results of Operations

Revenue.

	Year ended December 31,
	2016	2015
Revenue from:
Applications and infrastructure	$22,173	$21,263
Professional services	$36,937	$26,655
Managed services	$18,890	$26,190
As a percentage of total revenue:
Applications and infrastructure	29%	29%
Professional services	47%	36%
Managed services	24%	35%

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

Goodwill and Indefinite Lived Intangible Assets.

Goodwill was generated through the acquisitions we have made since 2012. As the total consideration we paid for our completed acquisitions exceeded the value of the net assets acquired, we recorded goodwill for each of our completed acquisitions (see Note 7 of the Notes to our consolidated financial statements included in this report). At the date of acquisition, we performed a valuation to determine the value of the goodwill and intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

We perform our annual impairment test at the reporting unit level, which is consistent with our operating segments. Our three reportable segments are applications and infrastructure, professional services and managed services. Professional services is comprised of the ADEX entities, applications and infrastructure is comprised of TNS, Tropical, AW Solutions and RM Engineering, the managed services operating segment is comprised of IPC. These reporting units are aggregated to form three operating segments and three reportable segments for financial reporting and for the evaluation of goodwill for impairment. As our business evolves and the acquired entities continue to be integrated, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

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

We evaluated the recoverability of our long-lived assets in the applications and infrastructure and professional services reporting segments using a two-step impairment process. The first step of the long-lived assets impairment test is to identify potential impairment by comparing the fair value of a segment with its net book value (or carrying amount), including long-lived assets. If the fair value of a segment exceeds its carrying amount, long-lived assets of the segment is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the segment exceeds its fair value, the second step of the long-lived assets impairment test is performed to measure the amount of the impairment loss, if any. The second step of the long-lived assets impairment test compares the implied fair value of the segment’s long-lived assets with the carrying amount of that long-lived assets. If the carrying amount of the segment’s long-lived assets exceeds the implied fair value of that long-lived assets, an impairment loss is recognized in an amount equal to that excess. The implied fair value of long-lived assets is determined in the same manner as the amount of long-lived assets recognized in a business combination. That is, the fair value of the segment is allocated to all of the assets and liabilities of that segment (including any unrecognized intangible assets) as if the segment had been acquired in a business combination and the fair value of the segment was the purchase price paid to acquire the segment.

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

The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

During 2015, we committed to a plan to sell VaultLogix and its subsidiaries, Data Protection Services and US Data, to a third-party. We finalized the transaction in February 2016 and, as a result, we recorded intangible asset impairment expense of $0.4 million and goodwill impairment expense of $11.2 million. As a result of the sale, the operating results of these entities are recorded in loss on discontinued operations for the year ending December 31, 2015.

We sold Axim during April 2016. As a result of the sale, the intangible asset and goodwill impairment expenses related to this entity are recorded in loss on discontinued operations for the year ending December 31, 2015.

During 2016, we evaluated the results of our RentVM subsidiary, which is included in our managed services segment. We determined that actual revenues were not meeting our forecasted revenues. As a result, we recorded intangible asset impairment expense of $3.5 million and goodwill impairment expense of $1.1 million. During 2015, we evaluated the results of our former Axim subsidiary, which was included in our former cloud services segment, and determined that actual revenues were not meeting our forecasted revenues. As a result, we recorded intangible asset impairment expense of $0.03 million and goodwill impairment expense of $2.0 million.

During the years ended December 31, 2016 and 2015, we also evaluated the results of the reporting units included in our applications and infrastructure and professional services segments and determined that these reporting units were not impaired.

Fair Value of Embedded Derivatives.

We used a binomial lattice model as of December 31, 2016 and December 31, 2015 to determine the fair value of the derivative liability related to our outstanding warrants and the put and effective price of future equity offerings of equity-linked financial instruments. Based on our analysis, we derived the fair value of warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility, and our dividend yield. Prior to December 29, 2015, we did not have sufficient historical data to use our historical volatility; therefore we used a volatility based on the historical volatility of comparable companies. Beginning on December 29, 2015, we began using our historical volatility as we determined that, based on our trading history of two years, there was sufficient data available to begin using our historical volatility. We developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within our fair value hierarchy (see Note 9 of the Notes to our consolidated financial statements included in this report).

We have convertible debentures outstanding with institutional investors. The convertible debentures held by Forward Investments, JGB Capital and Dominion Capital are convertible at a discount to the average closing stock price on the days prior to the conversion. Between July 7, 2016 and December 31, 2016, these institutional investors converted $5,008 of debentures into 75,681,458 shares of common stock. These debentures are discussed in more detail at Note 11, Term Loans, in our historical financial statements.

The aggregate fair value of our derivative liabilities (both current and non-current liabilities) as of December 31, 2016 and 2015 amounted to $3.1 million and $17.5 million, respectively.

Income Taxes.

In the years ended December 31, 2016 and 2015, we booked a current provision for state, local and foreign income taxes due of $0.1 million and $0.2 million, respectively. Certain states do not recognize net operating loss carryforwards, and we have operations in some of those states. For the year ended December 31, 2016, we booked a provision for deferred federal and state income taxes of $0.1 million and a total provision for income taxes of $0.2 million. The provision for state and local income taxes in the year ended December 31, 2015 was offset due to a benefit from deferred taxes of $1.5 million in the year ended December 31, 2015. This tax benefit was a result of our acquisition of IPC in 2014 and ADEX and T N S in 2012, which resulted in a deferred tax liability based on the value of the intangible assets acquired. This benefit was offset by the fact that ADEX and T N S were cash-basis taxpayers when they were acquired and were converted to accrual-basis taxpayers upon acquisition, which resulted in an increase in liability. As of December 31, 2016 and 2015, we had federal net operating loss carryforwards (NOLs) of $11.4 million and $65.2 million, respectively, which will be available to reduce future taxable income and expense through 2036. Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization. We have adjusted our deferred tax asset to record the expected impact of the limitations.

Credit Risk.

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable and other receivables. Cash and equivalents primarily include balances on deposit in banks. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable broadband MSOs and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights that may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and, likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable as of December 31, 2016.

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

Results of Operations

Management believes that we will continue to incur losses for the immediate future. Therefore, we may need either additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2016, we generated gross profits from operations, and we are trying to achieve positive cash flows from operations in future periods

The following table shows our results of operations for the years ended December 31, 2016 and 2015. The historical results presented below are not necessarily indicative of the results that may be expected for any future period. All dollar amounts are presented in thousands, except share and per share data.

	Year ended
	December 31,
	2016	2015
Statement of Operations Data:

Service revenue	$69,625	$58,233
Product revenue	8,375	15,875
Total revenue	78,000	74,108

Cost of revenue	58,195	53,864
Gross profit	19,805	20,244

Operating expenses:
Depreciation and amortization	2,113	3,385
Salaries and wages	18,061	23,056
General and administrative	13,682	10,410
Goodwill impairment charges	1,114	10,907
Intangible assets impairment charges	3,459	675
Change in fair value of contingent consideration	-	(2,243)
Total operating expenses	38,429	46,190

Loss from operations	(18,624)	(25,946)

Total other expense	(8,106)	(25,934)
Loss from continuing operations before provision for (benefit from) income taxes	(26,730)	(51,880)

Provision for (benefit from) income taxes	207	(1,345)

Net loss from continuing operations	(26,937)	(50,535)

Loss from discontinued operations, net of tax	465	(15,124)

Net loss	(26,472)	(65,659)

Net (income) loss attributable to non-controlling interest	11	103

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(26,483)	$(65,762)

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenue.

	Year ended December 31,		Change
	2016	2015	Dollars	Percentage
Applications and infrastructure	$22,173	$21,263	$910	4%
Professional services	36,937	26,655	10,282	39%
Managed services	18,890	26,190	(7,300)	-28%
Total	$78,000	$74,108	$3,892	5%

Total revenue for the year ended December 31, 2016 was $78.0 million, which represented an increase of $3.9 million, or 5%, compared to total revenue of $74.1 million for the year ended December 31, 2015. The increase primarily resulted from an increase in professional services revenue of $10.3 million due to increased revenue from our Highwire division, which was sold in February 2017, offset by a decline in managed services revenue of $7.3 million. The decline in managed services revenue was primarily due to two one-time projects in 2015 that were not present in 2016.

During 2016, 47% of our revenue was derived from our professional services segment, 29% from our applications and infrastructure segment and 24% from our managed services segment. As a result of the sale of our Highwire division, we expect the percentage of our revenue derived from our professional services segment to decline, and that our revenues in 2017 will be more equally apportioned among our three operating segments. During 2015, 36% of our revenue was derived from our professional services segment, 35% from our managed services segment and 29% from our applications and infrastructure segment.

Cost of revenue and gross margin.

	Year ended December 31,		Change
	2016	2015	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$18,541	$14,879	$3,662	25%
Gross margin	$3,632	$6,384	$(2,752)	-43%
Gross profit percentage	16%	30%

Professional services
Cost of revenue	$26,463	$21,004	$5,459	26%
Gross margin	$10,474	$5,651	$4,823	85%
Gross profit percentage	28%	21%

Managed services
Cost of revenue	$13,191	$17,981	$(4,790)	-27%
Gross margin	$5,699	$8,209	$(2,510)	-31%
Gross profit percentage	30%	31%

Total
Cost of revenue	$58,195	$53,864	$4,331	8%
Gross margin	$19,805	$20,244	$(439)	-2%
Gross profit percentage	25%	27%

Cost of revenue for the years ended December 31, 2016 and 2015 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. As discussed above, for a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue increased by $4.3 million, or 8%, for the year ended December 31, 2016, to $58.2 million, as compared to $53.9 million for the year ended December 31, 2015. Costs of revenue as a percentage of revenues were 75% and 73% for the years ended December 31, 2016 and 2015, respectively.

This increase in cost of revenues percentage was primarily due to the lower gross profit margins in our applications and infrastructure segment offset by higher gross profit margins in our professional services segment. Cost of revenues as a percentage of revenues in the managed services segment was 70% and 69% of revenues in the years ended December 31, 2016 and 2015, respectively. Cost of revenues as a percentage of revenues in the professional services business was 72% and 79% of revenues in the years ended December 31, 2016 and 2015, respectively. Cost of revenues as a percentage of revenues in the applications and infrastructure business was 84% and 70% of revenues in the years ended December 31, 2016 and 2015, respectively. Our gross profit percentage declined in our applications and infrastructure segment due to increased costs which were not accompanied by an increase in revenue in 2016 compared to 2015.

Our gross profit percentage was 25% and 27% for the years ended December 31, 2016 and 2015, respectively. This decrease in gross profit percentage was primarily due to the lower gross profit margins in our application and infrastructure segment offset by higher gross profit margins in our professional services segment. Gross profit as a percentage of revenues in the applications and infrastructure segment was 16% and 30% of revenues in the years ended December 31, 2016 and 2015, respectively, as discussed above. Gross profit as a percentage of revenues in the professional services business was 28% and 21% of revenues in the years ended December 31, 2016 and 2015, respectively. Our gross profit percentage increased in our professional services segment due to the acquisition of SDNE in January 2016, which has higher gross profit percentages than our existing professional services companies. Gross profit as a percentage of revenues in the managed services business was 30% and 31% of revenues in the years ended December 31, 2016 and 2015, respectively.

Selling, General and Administrative.

	Year ended December 31,		Change
	2016	2015	Dollars	Percentage
Selling, general and administrative	$13,682	$10,410	$3,272	31%
Percentage of revenue	18%	14%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses increased $3.3 million, or 31%, to $13.7 million in the year ended December 31, 2016, as compared to $10.4 million in the year ended December 31, 2015. As a percentage of revenue, selling, general and administrative expenses was 18% and 14% as of December 31, 2016 and 2015, respectively. The increase in selling, general and administrative expense was primarily due to an increase of $1.9 million relating to extraordinary accounting and legal expenses, which are expected to decline to historical levels in 2017.

Salaries and Wages.

	As of December 31,		Change
	2016	2015	Dollar	Percentage
Salaries and wages	$18,061	$23,056	$(4,995)	-22%
Percentage of revenue	23%	31%

For the year ended December 31, 2016, salaries and wages decreased $5.0 million to $18.1 million as compared to approximately $23.1 million for the year ended December 31, 2015. The decrease primarily resulted from a decrease in equity compensation expense of $5.3 million. Equity compensation expense decreased to $3.3 million in 2016 compared to $8.6 million in 2015. Salaries and wages were 23% of revenue in the year ended December 31, 2016, as compared to 31% in the year ended December 31, 2015. In the future, salaries and wages are not expected to increase or decrease proportionally to our increase or decrease in revenue.

Interest Expense.

	As of December 31,		Change
	2016	2015	Dollar	Percentage
Interest expense	$13,784	$9,397	$4,387	47%

Interest expense for the years ended December 31, 2016 and 2015 was $13.8 million and $9.4 million, respectively. The expense incurred in the 2016 period primarily related to interest expense of $1.7 million related to the related-party loans, $5.0 related to term loans, $7.0 million of amortization of debt discounts, $0.4 million related to amortization of loan costs related to the 12% debentures and loans and $0.1 million related to other loans. This compared to the 2015 period where interest expense consisted of $0.7 million related to the related-party loans, $2.6 million related to term loans, $5.6 million of amortization of debt discounts and $0.1 million related to other loans.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $26.5 million for year ended December 31, 2016, as compared to net loss attributable to common stockholders of $65.8 million for the year ended December 31, 2015.

Liquidity, Capital Resources and Cash Flows

Working Capital.

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. The Independent Registered Public Accounting Firm’s Report issued in connection with our audited financial statements for the year ended December 31, 2016 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year ended December 31, 2016, we generated gross profits from operations, but we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2016, we had a working capital deficit of approximately $39.4 million, as compared to a working capital deficit of approximately $11.4 million at December 31, 2015. The decrease of $28.0 million in our working capital from December 31, 2015 to December 31, 2016 was primarily the result of an increase in the current portion of term loans.

On or prior to March 31, 2018, we have obligations relating to the payment of indebtedness on term loans and notes to related parties of $25.7 million and $10.9 million, respectively.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to March 31, 2018 from the results of operations and, depending on results of operations, we may need additional equity or debt financing. Additionally, during February 2017, we sold the Highwire division of our ADEX subsidiary for a $4 million cash payment plus a working capital adjustment, which is expected to be paid to us in August 2017, of approximately $0.9 million. $2.5 million of the net proceeds from the sale of our Highwire division was applied to the repayment of our indebtedness to JGB (Cayman) Concord Ltd.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through March 31, 2018, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees, and the sale of certain of our operating subsidiaries. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into preferred or common shares. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through December 31, 2017. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during 2017.

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

We had capital expenditures of $0.1 million and $0.2 million in the years ended December 31, 2016 and 2015, respectively. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

As of December 31, 2016, we had cash of $1.9 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.

Summary of Cash Flows.

The following summary of our cash flows for the years ended December 31, 2016 and 2015 has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

	Year ended December 31,
(dollars amounts in thousands)	2016	2015

Net cash used in operations	(11,029)	$(1,829)
Net cash provided by (used in) investing activities	20,998	(1,484)
Net cash provided by (used in) financing activities	(16,123)	5,787

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

Net cash used in operating activities for the year ended December 31, 2016 was $11.0 million, which included $3.4 million in stock compensation for services, charges of $6.9 million related to amortization of debt discount and deferred issuance costs, gain of $17.5 million on the fair value of derivative liabilities, losses of $9.6 million on the extinguishment of debt, gains of $0.4 million on the conversion of debt, goodwill and intangible asset impairment charges of $4.6 million, and changes in accounts receivable, inventory, other assets, deferred revenue, accounts payable and accrued expenses of $5.4 million. Non-cash charges related to depreciation and amortization totaled $2.1 million. Net cash used in operating activities for the year ended December 31, 2015 of $1.8 million, which included $8.6 million in stock compensation for services, charges of $5.1 million related to amortization of debt discount and deferred issuance costs, losses of $9.4 million on the fair value of derivative liabilities, losses of $3.7 million on the extinguishment of debt, losses of $1.1 million on the conversion of debt, goodwill and intangible asset impairment charges of $11.6 million, deferred income taxes of $1.2 million, and changes in accounts receivable, inventory, other assets, accounts payable and accrued expenses of $5.5 million. Non-cash charges related to depreciation and amortization totaled $3.4 million.

Net cash provided by/used in investing activities. Net cash provided by investing activities for the year ended December 31, 2016 was $21.0 million, which consisted of capital expenditures of $0.1 million, cash paid for acquisitions of $0.1 million, issuance of notes receivable of $0.9 million, and cash provided by investing activities of discontinued operations of $21.9 million. Net cash used in investing activities for the year ended December 31, 2015 was $1.5 million, which consisted of capital expenditures of $0.2 million and loans issued to an equity method investee of $0.9 million. We also incurred a net $0.4 million in cash used in investing activities relating to capital expenditures related to the VaultLogix discontinued operations as of December 31, 2015.

Net provided by/used in financing activities. Net cash used in financing activities for the year ended December 31, 2016 was $16.1 million, which resulted from proceeds from third-party borrowings of $2 million, repayments of third-party borrowings of $16.1 million, and restricted cash applied to long term loans of $2 million. Net cash provided by financing activities for the year ended December 31, 2015 was $5.8 million, which resulted from net proceeds from and repayments of third-party borrowings of $6.0 million and repayments of bank notes of $0.2.

Indebtedness.

At December 31, 2016 and 2015, term loans consisted of the following:

	December 31,
	2016	2015
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$3

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, matured in November 2016	106	106

Term loan, White Oak Global Advisors, LLC, originally maturing in February 2019 and paid during February of 2016, interest of 12% with 2% paid-in-kind interest, net of debt discount of $366	-	10,938

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, 12% interest, unsecured, Dominion Capital, matured in May 2016, net of debt discount of $9	-	748

12% senior convertible note, unsecured, Dominion Capital, matured in January 2017, net of debt discount of $29 and $507, respectively	1,170	1,599

12% senior convertible note, unsecured, Dominion Capital, matured in November 2016, net of debt discount of $173	-	352

12% senior convertible note tranche 1, unsecured, Dominion Capital, matured in January 2016, net of debt discount of $15	-	235

12% senior convertible note tranche 2, unsecured, Dominion Capital, matured in February 2016, net of debt discount of $80	-	253

12% senior convertible note tranche 3, unsecured, Dominion Capital, matured in March 2016, net of debt discount of $55	-	445

12% convertible note, Richard Smithline, unsecured, matured in January 2017, net of debt discount of $2 and $107, respectively	360	419

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $3,136 and $4,179, respectively	1,900	3,321

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $1,668	2,080	-

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $234	358	-

12% senior convertible note, unsecured, Dominion Capital, maturing in November 2017, net of debt discount of $65	475	-

Receivables Purchase Agreement with Dominion Capital, net of debt discount of $44	430	-

Promissory note issued to Trinity Hall, 3% interest, unsecured, maturing in January 2018	500	-
	23,007	34,045
Less: Current portion of term loans	(21,147)	(3,787)

Long-term portion term loans, net of debt discount	$1,860	$30,258

Additional information on our term loans is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

At December 31, 2016 and 2015, we had outstanding the following notes payable to related parties:

	December 31,
	2016	2015
Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $38 and $72, respectively	$658	$525
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $36 and $68, respectively	339	307
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $62 and $116, respectively (partially reclassified to term loans during 2016 - refer to the reclassification paragraphs later within this footnote and Note 11, Term Loans)	575	1,221
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $152 and $286, respectively	2,398	2,364
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured, net of debt discount of $0 and $749, respectively	4,235	5,727
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $861 and $1,528, respectively	3,513	2,844
Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured, net of debt discount of $0 and $147, respectively	390	243
Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016, due on demand	5,755	5,755
Former owner of IPC, unsecured, 15% interest, due on demand	75	75
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016	225	225
	18,163	19,286
Less: current portion of debt	(9,531)	(11,103)
Long-term portion of notes payable, related parties	$8,632	$8,183

Additional information on our notes payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

As of December 31, 2016, the outstanding balances of term loans and notes payable to related parties were $23.0 million and $18.2 million, respectively, net of debt discounts of $5.2 million and $1.1 million, respectively.

The total outstanding principal balance per the note agreements due to our debt holders was $47.5 million at December 31, 2016. We are currently in discussions with certain of our creditors to restructure some of these term loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Accounts Receivable

We had accounts receivable at December 31, 2016 and 2015 of $14.0 million and $16.6 million, respectively. Our day’s sales outstanding calculated on an annual basis at December 31, 2016 and 2015 was 66 days and 82 days, respectively.

Capital expenditures

We had capital expenditures of $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Loans Receivable

We have loaned $0.3 million to a third-party software developing company utilizing software defined networking strategies. We have accounted for this as a loan receivable in the balance sheet.

Off-balance sheet arrangements

During the years ended December 31, 2016 and 2015, other than operating leases, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and stockholders’ deficit and cash flows for each of the two years in the years ended December 31, 2016 and 2015, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-82 of this report.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, after our liquidity position improves, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016 we had material weaknesses due to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lacking a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements, and (iii) the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company. The monitoring of our accounting and reporting functions were not operating effectively. These facts, coupled with the lack of personnel, limits our ability to prepare and timely issue our required filings with the SEC.

Remediation of Internal Control Deficiencies

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

As disclosed in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2015, management identified material weaknesses in our internal control over financial reporting as of December 31, 2015, including the material weaknesses described above and a deficiency related to a lack of assessment of our internal control environment. As a result, numerous adjustments to our financial statements were identified leading to a restatement of our Form 10-Q for the quarter ended September 30, 2015 and a delay in filing our Form 10-K for the year ended December 31, 2015. Throughout 2015, our management designed and implemented a plan to remediate the deficiencies in our control environment.

Specifically in 2015, our management took the following actions to improve our internal control over financial reporting and remediate the material weaknesses described above:

●	We hired a third-party consulting firm to assess, document, and test our internal control environment.

●	We implemented various entity-level controls which allowed us to consider whether control activities were sufficient to address identified risks.

●	We evaluated our information technology controls related to our processes and systems which support our financial reporting environment.

●	We performed an evaluation of our remediation efforts and continued to perform ongoing evaluations to determine the effectiveness of our internal controls over financial reporting.

●	We performed timely assessments of our progress and evaluations of prior year material weaknesses and our current fiscal year internal control deficiencies.

We believe that we are in the process of addressing the deficiencies that affected our internal control over financial reporting and we are developing specific action plans for each of the above material weaknesses. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting. These efforts require significant time and resources. During 2016, we were unable to continue to improve our internal controls to the level necessary to remove our material weaknesses. Management does not believe it will be able to hire an adequate number of additional accounting personnel until our liquidity position improves. If we are unable to establish adequate internal control over financial reporting, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Controls over Financial Reporting

Other than the items noted above, there have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth information about our executive officers and directors as of February 28, 2017.

Name	Position	Age

Mark Munro	Chairman of the Board, Chief Executive Officer	54
Mark F. Durfee	Director	60
Charles K. Miller	Director	56
Roger Ponder	Director	64
Neal L. Oristano	Director	61
Timothy A. Larkin	Chief Financial Officer	54

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

Neal L. Oristano, Director. Mr. Oristano has been a member of our board of directors since December 2012. Mr. Oristano has been the Vice President - Service Provider Sales Segment at Cisco Systems Inc., an internet protocol-based networking and products company, since August 2011. From July 2004 to July 2011, he was the Senior Vice President - Service Provider Sales at Juniper Networks, Inc., a networking software and systems company. Mr. Oristano received his B.S. in marketing from St. Johns University. Mr. Oristano brings over 35 years of technology experience, including enterprise and service provider leadership, to our board of directors.

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

Board Composition

Our board of directors consists of five members, all of whom, with the exception of our chief executive officer, Mr. Munro, are “independent directors,” as defined in applicable rules of the SEC and the Nasdaq. All directors will hold office until their successors have been elected.  Officers are appointed and serve at the discretion of our board of directors.  There are no family relationships among any of our directors or executive officers.

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

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during 2016, with the exception of a Statement of Changes of Beneficial Ownership of Securities on Form 4 for our director, Neal L. Oristano, filed on March 1, 2017.

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

Staggered Board

Pursuant to our certificate of incorporation and our bylaws, our board of directors has been divided into three classes and the members of each class serve for a staggered, three-year term.  Upon the expiration of the term of a class of directors, a director in that class will be elected for a three-year term at the annual meeting of stockholders in the year in which his or her term expires. The classes currently are composed as follows:

●	Mark F. Durfee is a Class I director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2017;

●	Neal L. Oristano is a Class II director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2018; and

●	Roger M. Ponder is a Class II director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2018; and

●	Mark Munro and Charles K. Miller are Class III directors, whose terms will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2019.

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

We have obtained general liability insurance that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2016 who had total compensation exceeding $100,000; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as one of our executive officers at the end of the most recently completed financial year.

These individuals are referred to as the “named executive officers” in this report. The following table provides a summary of compensation paid for the years ended December 31, 2016 and 2015 to the named executive officers:

						Non-Equity
						Incentive	All
		Base		Stock	Option	Plan	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)	($)
Mark Munro	2016	536,923	400,000	2,500	—	—	—	939,423
Chief Executive Officer	2015	402,596	200,000	—	—	—	—	602,596

Frank Jadevaia	2016	344,615	400,000	—	—	—	—	744,615
Former President (2)	2015	415,385	200,000	—	—	—	—	615,385

Timothy A. Larkin	2016	275,000	—		—	—	—	275,000
Chief Financial Officer	2015	285,577	—	292,000	—	—	—	577,577

Daniel J. Sullivan	2016	226,250	—	—	—	—	—	226,250
Chief Accounting Officer	2015	233,654	—	—	—	—	—	233,654

Scott Davis	2016	237,000	200,000		—	—	—	437,000
Senior Vice President of Sales and Marketing	2015	233,654	—	288,460	—	—	—	522,114

(1)	The amounts shown reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used to calculate the value of stock awards are described under the caption “Critical Accounting Policies and Estimates – Stock-Based Compensation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and in Note 3 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

(2)	Mr. Jadevaia was our President from February 2014 through November 2016.

Employment and Severance Agreements

In February 2014, we entered into a three-year employment agreement with our Vice President of Sales and Marketing, Scott Davis, and in October 2014, we entered into a three-year employment agreement with our Chief Financial Officer, Timothy A. Larkin. Pursuant to such employment agreements, such officers are entitled to the following compensation:

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

We do not maintain any retirement plans, tax-qualified or nonqualified, for our executives or other employees.

Outstanding Equity Awards at Fiscal Year-End

The following table itemizes outstanding equity awards held by the named executive officers as of December 31, 2016.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock (#) That Have Not Vested(1)		Stock Award Grant Date	Market Value of Shares or Units of Stock ($) That Have Not Vested
Mark Munro	-	-	-	-	-	500,000	(2)	9/21/2015	$1,005,000	(3)
Daniel J. Sullivan	-	-	-	-	-	50,000	(6)	8/28/2014	259,500	(7)
Daniel J. Sullivan	-	-	-	-	-	25,000	(4)	12/4/2013	239,750	(5)
Daniel J. Sullivan	-	-	-	-	-	42,644	(8)	5/23/2014	217,911	(9)
Daniel J. Sullivan	-	-	-	-	-	35,000	(15)	7/5/2016	23,769	(16)
Timothy Larkin	-	-	-	-	-	66,667	(10)	6/23/2015	210,000	(11)
Timothy Larkin	10/14/2014	150,000	-	$3.72	10/14/2024	-		-	-
Scott Davis	10/14/2014	16,667	8,333	$3.72	10/14/2024	-		-	-
Scott Davis	-	-	-	-	-	8,333	(12)	7/29/2014	45,250	(13)
Scott Davis	-	-	-	-	-	16,667	(14)	8/28/2014	86,500	(7)

(1)	Unvested shares of restricted stock are generally forfeited if the named executive officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement.

(2)	This restricted stock award vests in full on June 2, 2017.

(3)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $2.01, which was the closing market price of one share of our common stock on September 21, 2015.

(4)	This restricted stock award vests in full on July 5, 2019.

(5)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $9.59, which was the closing market price of one share of our common stock on December 4, 2013.

(6)	This restricted stock award vests in full on August 28, 2017.

(7)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $5.19, which was the closing market price of one share of our common stock on August 28, 2014.

(8)	This restricted stock award vests in full on May 23, 2017.

(9)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $3.21, which was the closing market price of one share of our common stock on May 23, 2015.

(10)	One third of this stock award vested on June 23, 2016. One third of the remaining stock award vests on each of June 23, 2017 and June 23, 2018.

(11)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $3.15, which was the closing market price of one share of our common stock on June 23, 2015.

(12)	The remaining one third of this stock award vests on July 29, 2017.

(13)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $5.43, which was the closing market price of one share of our common stock on July 29, 2015.

(14)	The remaining one third of this stock award vests on August 8, 2017.

(15)	This restricted stock award vests in full on July 5, 2019.

(16)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $0.6791, which was the closing market price of one share of our common stock on July 5, 2016.

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

As of December 31, 2016, stock grants of an aggregate of 2,909,389 shares had been made under the 2012 Plan, and 149,359 shares authorized under the 2012 Plan remained available for award purposes.  However, in connection with the adoption and stockholder approval in June 2015 of our 2015 Performance Incentive Plan, which is described below, our board of directors determined that no further grants will be made under the 2012 Plan.

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

Share Reserve. A total of 875,912 shares of our common stock is available for issuance under the Purchase Plan. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (i) 1% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by our board of directors.

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

2015 Performance Incentive Plan. On June 26, 2015, we adopted our 2015 Performance Incentive Plan, or the 2015 Plan, to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons.  Our stockholders approved the plan on September 21, 2015.  Employees, officers, directors and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the 2015 Plan.

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

As of December 31, 2016, a total of 4,177,477 shares of our common stock was authorized for issuance with respect to awards granted under the 2015 Plan. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (i) 7.5% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) such lesser number as determined by our board of directors. As a result, on January 1, 2017, the number of shares authorized for issuance under the 2015 Plan increased by 8,555,041 shares.  In addition, the number of available shares will include any shares that are currently subject to awards under our 2012 Plan but that are not issued due to their forfeiture, cancellation or other settlement. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2015 Plan. As of December 31, 2016, stock grants of an aggregate of 2,555,741 shares have been made under the 2015 Plan, and 1,453,565 shares authorized under the 2015 Plan remained available for award purposes.

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

The following table sets forth information about the compensation of the non-employee members of our board of directors who served as a director during the year ended December 31, 2016. Other than as set forth in the table and described more fully below, during the year ended December 31, 2016, we did not pay any fees, make any equity awards or non-equity awards or pay any other compensation to the non-employee members of our board of directors. Mr. Munro, our Chief Executive Officer, receives no compensation for his service as a director, and is not included in the table below.

Name	Fees earned or paid in cash	Stock awards		Options awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation		Total
Mark F. Durfee	$-	$-		$-	$-	$-	$3,419	(2)	$3,419
Charles K. Miller	30,000	-		-	-	-	-		30,000
Neal L. Oristano	-	58,700	(1)	-	-	-	11,420	(2)	70,120
Roger M. Ponder	30,000	-		-	-	-	6,775	(2)	36,775

(1)	Represents stock awards granted during the year ended December 31, 2016.

(2)	Represents health insurance premiums paid on behalf of Mr. Durfee, Mr. Oristano, and Mr. Ponder.

At December 31, 2016, accrued expenses in the consolidated balance sheet included director compensation fees earned during 2016.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2017 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after February 28, 2017. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 346,493,280 shares of our common stock outstanding as of February 28, 2017. Unless otherwise noted below, the address of the persons listed on the table is c/o InterCloud Systems, Inc., 1030 Broad Street, Suite 102, Shrewsbury, New Jersey 07702.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and Directors
Mark Munro(1)	1,721,349	*
Mark F. Durfee(2)	1,390,228	*
Charles K. Miller	57,295	*
Neal Oristano	191,137	*
Roger M. Ponder	67,644	*
Timothy A. Larkin(3)	850,000	*

All named executive officers and directors as a group (six persons)	4,277,653	1.2%

*	Less than 1.0%.

(1)	Includes (i) 1,282,724 shares of common stock held by Mr. Munro, (ii) 277,147 shares of common stock held by Mark Munro IRA, and (iii) 161,478 shares held by 1112 Third Avenue Corp. Mr. Munro has sole voting and investment power over the shares held by 1112 Third Avenue Corp.

(2)	Includes (i) 40,011 shares held by Mr. Durfee, and (ii) 1,350,217 shares held by Pascack Road LLC. Mr. Durfee has sole voting and investment power over the shares held by Pascack Road LLC.

(3)	Includes (i) 600,000 shares of common stock held by Mr. Larkin, and (ii) 250,000 shares issuable upon the exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

We entered into an agreement with Forward Investments, LLC permitting Forward Investments, LLC to convert its debt into our common stock at a 5% discount to the daily market price. During the period from July 7, 2016 to December 31, 2016, Forward Investments, LLC converted $2,240 aggregate principal amount of promissory notes into an aggregate of 24,649,918 shares of our common stock.

During the year ended December 31, 2016, the Company issued loans to employees totaling $928. As of December 31, 2016, the Company had outstanding loans to four employees with total principal of $928.

Independence of the Board of Directors

Our board of directors determined that all of the members of our board of directors, except our chief executive officer, Mr. Munro, are “independent directors” as defined in applicable rules of the SEC and the Nasdaq Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by WithumSmith+Brown, PC, our principal accountants for the years ended December 31, 2016 and December 31, 2015, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for the services in connection with statutory and regulatory filings or engagements were approximately $572,500 and $487,500, respectively.

Audit-Related Fees

	For the years ended
	December 31,
	2016	2015

WithumSmith+Brown, PC
Audit Fees	$572,500	$487,500

All Other Fees

Other than as reported above, we did not engage our principal accountants to render any other services to us during the last two fiscal years.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: March 13, 2017	By:	/s/ Mark Munro
Mark Munro
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer and Chairman of the Board of Directors	March 13, 2017
Mark Munro	(Principal Executive Officer)

/s/ Timothy A. Larkin	Chief Financial Officer	March 13, 2017
Timothy A. Larkin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Durfee	Director	March 13, 2017
Mark Durfee

/s/ Charles K. Miller	Director	March 13, 2017
Charles K. Miller

/s/ Neal L. Oristano	Director	March 13, 2017
Neal L. Oristano

/s/ Roger Ponder	Director	March 13, 2017
Roger Ponder

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated August 16, 2001, and the Certificate of Amendment dated September 4, 2008, filed in the office of the Secretary of State of the State of Delaware on September 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated January 10, 2013 (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2013).
3.4	Series A Certificate of Designation filed with the Delaware Secretary of State on July 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.5	Series B Certificate of Designation filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.6	Amendment No. 1 to Series B Certificate of Designation filed with the Delaware Secretary of State on October 23, 2012 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.7	Series C Certificate of Designation filed with the Delaware Secretary of State on January 10, 2012 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.8	Series D Certificate of Designation filed with the Delaware Secretary of State on March 5, 2012 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.9	Series E Certificate of Designation filed with the Delaware Secretary of State on September 18, 2012 (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.10	Series F Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.11	Series G Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.12	Series H Certificate of Designation filed with the Delaware Secretary of State on November 16, 2012 (incorporated by reference to Exhibit 3.10 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.13	Series I Certificate of Designation filed with the Delaware Secretary of State on December 6, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2012).
3.14	Amended and Restated Bylaws of the Company, dated as of November 16, 2012 (incorporated by reference to Exhibit 3.12 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.2	Form of Warrant, dated September 17, 2012, issued by the Company in connection with the Loan and Security Agreement dated as of September 17, 2012 (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.3	First Amendment, dated November 13, 2012, to Form of Warrant of the Company dated September 17, 2012 (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1(Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.4	Form of Warrant issued by the Company to ICG USA, LLC on April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.5	Form of Amended and Restated Warrant issued by the Company to ICG USA, LLC in respect of warrant originally issued on April 30, 2013 (incorporated by reference to Exhibit 10.41 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.6	Form of Warrant issued by the Company to ICG USA, LLC on August 28, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.7	Warrant Agreement by and between the Company and Corporate Stock Transfer and form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed on September 10, 2013).
4.8	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed on October 17, 2013).

4.9	Form of Warrant, dated July 1, 2014 issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
4.10	Form of Warrant dated October 8, 2014 issued by the Company to each of the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
4.11	Form of Warrant, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.1	2012 Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.2	Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
10.3	Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on December 5, 2012).
10.4	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.5	2015 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC on August 4, 2015).
10.6	Convertible Promissory Note, dated January 1, 2014, issued by the Company to Frank Jadevaia (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2014).
10.7	Amendment No. 1 to Promissory Note, dated as of December 31, 2014, between the Company and Frank Jadevaia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015).
10.8	Employment Agreement, dated as of February 15, 2014, between the Company and Frank Jadevaia, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.9	Employment Agreement, dated as of February 21, 2014, between the Company and Scott Davis, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.10	Exchange Agreement, dated as of March 12, 2014, among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2014).
10.11	Letter Agreement, dated April 4, 2014, amending the Exchange Agreement, dated as of March 12, 2014, by and among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.12	Purchase Agreement, dated March 25, 2014, among the Company, VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, and Tier 1 Solutions, Inc., as amended by a Letter Agreement dated July 28, 2014, by a Letter Agreement dated August 14, 2014, by a Letter Agreement dated September 17, 2014, and by a Letter Agreement dated October 7, 2014 (incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2014).
10.13	Securities Purchase Agreement, dated as of July 1, 2014, between 31 Group, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.14	Senior Convertible Note, dated July 1, 2014, issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.15	Loan and Security Agreement, dated as of October 1, 2014, among the Company, the entities party thereto as Guarantors, the entities party thereto as Lenders, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.16	Pledge Agreement, dated as of October 1, 2014, among the parties identified as Pledgors thereto and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.17	Security Agreement, dated as of October 1, 2014, executed by the Company in favor of White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.18	Securities Purchase Agreement, dated as of October 8, 2014, among the Company and each of the purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.19	Registration Rights Agreement, dated as of October 8, 2014, by and among the Company and each of purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.20	Employment Agreement, by and between the Company and Timothy A. Larkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2014).
10.21	Securities Purchase Agreement, dated as of November 14, 2014, by and between the Company and Dominion Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).

10.22	Demand Promissory Note, dated as of November 17, 2014, issued by the Company to Dominion Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).
10.23	Bridge Financing Agreement, dated as of December 2, 2014, by and between GPB Life Science Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.24	12% Senior Secured Note, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.25	Form of Note, dated as of February 25, 2015, issued by the Company to each of Mark Munro 1996 Charitable Remainder UniTrust, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp., Mark Munro and Pascack Road, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015).
10.26	Put Option Agreement, dated as of March 3, 2015, by and between the Company and Forward Investments, LLC.
10.27	Form of Note, dated as of March 4, 2015, issued by the Company to Forward Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).
10.28	Sale of Accounts and Security Agreement, dated as of March 20, 2015, by and among InterCloud Systems, Inc., T N S, Inc., Integration Partners-NY Corporation, ADEX Corporation, AW Solutions, Inc. and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).
10.29	Guaranty Agreement, dated as of March 20, 2015, made by RentVM, Inc., ADEX Puerto Rico, LLC, ADEXCOMM Corporation, Tropical Communications, Inc., AW Solutions Puerto Rico, LLC, Rives-Monteiro Leasing, LLC and Rives-Monteiro Engineering, LLC in favor of Faunus Group International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).
10.30	Exchange Agreement, dated April 7, 2015, between InterCloud Systems, Inc. and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.31	Exchange Agreement, dated April 7, 2015, between InterCloud Systems, Inc. and Capital Ventures International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.32	Securities Purchase Agreement, effective as of May 14, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.33	Term Promissory Note, dated May 14, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.34	Amendment Agreement, dated May 14, 2015, by and among InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.35	Amendment No. 1 to the Bridge Financing Agreement, dated May 15, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.36	Securities Purchase Agreement, dated May 15, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.37	Amended and Restated 12% Senior Secured Convertible Note No. 1, dated December 3, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.38	Amended and Restated 12% Senior Secured Convertible Note No. 2, dated December 24, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.39	12% Senior Secured Convertible Note, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.40	Amended and Restated Warrant No. 1, dated December 3, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.41	Amended and Restated Warrant No. 2, dated December 24, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.42	Additional Warrant, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.43	Restructuring Warrant, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.44	Securities Purchase Agreement, effective as of August 6, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.45	12% Senior Convertible Note, dated August 6, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.46	Securities Purchase Agreement, effective as of August 11, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.47	12% Senior Convertible Note, dated August 11, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.48	Amendment No. 2 to Bridge Financing Agreement, dated as of August 12, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.49	Revised Amendment No. 2 to Bridge Financing Agreement, dated as of August 12, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on September 14, 2015).

10.50	Securities Purchase Agreement, effective as of November 12, 2015, between InterCloud Systems, Inc. and the Buyer party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.51	Senior Convertible Note, dated November 12, 2015, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.52	Exchange Agreement, dated November 12, 2015, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.53	Form of Senior Convertible Note, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.54	Securities Purchase Agreement, effective as of December 29, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.55	10% Original Issue Discount Senior Convertible Debenture, dated December 29, 2015, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.56	Conversion Agreement, dated December 29, 2015, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.57	Asset Purchase Agreement, dated February 17, 2016 by and among InterCloud Systems, Inc., KeepItSafe, Inc., VaultLogix, LLC, Data Protection Services, L.L.C. and U.S. Data Security Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.58	Securities Exchange Agreement, effective as of February 17, 2016, by and among InterCloud Systems, Inc., VaultLogix, LLC and the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.59	8.25% Senior Secured Convertible Note, dated February 18, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.60	Forbearance and Amendment Agreement, dated as of May 17, 2016, by and between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.61	Forbearance and Amendment Agreement, dated as of May 17, 2016, by and between InterCloud Systems, Inc., VaultLogix, LLC, and the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.62	Second Amended and Restated Senior Secured Convertible Debenture, dated May 17, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.63	Amended and Restated Senior Secured Convertible Note, dated May 17, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.64	0.67% Senior Secured Note, dated May 17, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.65	0.67% Senior Secured Note, dated May 17, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.66	Amendment Agreement, dated as of May 23, 2016, by and between InterCloud Systems, Inc. VaultLogix, LLC, JGB (Cayman) Waltham Ltd., and JGB (Cayman) Concord Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.67	Additional Debtor Joinder, dated May 23, 2016, executed by InterCloud Systems, Inc. and the additional parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.68	Security Agreement, dated as of February 18, 2016, among VaultLogix, LLC and the Secured Party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.69	Third Amended and Restated Senior Secured Convertible Debenture, dated as of September 1, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.70	Amended and Restated Senior Secured Note, dated as of September 1, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.71	Second Amended and Restated Senior Secured Convertible Note, dated as of September 1, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.72	Amendment Agreement, dated as of September 1, 2016, by and between the Holder, the Holder Affiliate, InterCloud Systems, Inc., VaultLogix, LLC, and each of the Guarantors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.73	Asset Purchase Agreement, dated as of February 28, 2017, by and among the Company, ADEX Corporation, and HWN, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).

10.74	Consent, dated as of February 28, 2017, by and among the Company and the Holders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
10.75	Securities Exchange Agreement, dated as of February 28, 2017, by and between the Company and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
10.76	Common Stock Purchase Warrant, dated February 28, 2017, executed by the Company in favor of the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

INTERCLOUD SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InterCloud Systems, Inc.

We have audited the accompanying consolidated balance sheets of InterCloud Systems, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterCloud Systems, Inc. at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has violated loan covenants, had events of default, has a working capital deficiency and an accumulated deficit, and has significant outstanding debt obligations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

March 13, 2017

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
ASSETS	2016	2015

Current Assets:
Cash	$1,790	$7,944
Accounts receivable, net of allowances of $914 and $1,290, respectively	13,952	16,616
Inventory, net of reserves of $84 and $0, respectively	165	1,181
Loans receivable, net of reserves of $891 and $0, respectively	382	400
Other current assets	2,100	2,321
Current assets of discontinued operations	-	91
Total current assets	18,389	28,553

Property and equipment, net	533	659
Goodwill	23,368	23,658
Customer lists, net	8,589	9,744
Tradenames	3,178	3,178
Other intangible assets, net	256	3,791
Investment	-	800
Other assets	256	96
Non-current assets of discontinued operations	-	21,752
Total assets	$54,569	$92,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$10,907	$7,932
Accrued expenses	10,721	10,787
Deferred revenue	3,058	5,145
Income taxes payable	53	653
Bank debt, current portion	121	131
Notes payable, related parties	9,531	11,103
Contingent consideration	515	-
Derivative financial instruments	1,749	408
Term loans, current portion, net of debt discount	21,147	3,787
Current liabilities of discontinued operations	-	5
Total current liabilities	57,802	39,951

Long-term Liabilities:
Notes payable, related parties, net of current portion	8,632	8,183
Deferred income taxes	1,002	909
Term loans, net of current portion, net of debt discount	1,860	30,258
Derivative financial instruments	1,316	17,130
Total long-term liabilities	12,810	56,480

Total Liabilities	70,612	96,431

Commitments and Contingencies (Note 15)

Stockholders' Deficit:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 114,067,218 and 29,461,377 issued and 112,840,013 and 29,032,622 outstanding as of December 31, 2016 and 2015, respectively	11	3
Common stock warrants, no par	1,727	259
Treasury stock, at cost - 1,227,205 and 428,755 shares at December 31, 2016 and 2015, respectively	(1)	-
Additional paid-in capital	130,860	117,706
Accumulated deficit	(148,983)	(122,500)
Total InterCloud Systems, Inc. stockholders' deficit	(16,386)	(4,532)
Non-controlling interest	343	332
Total stockholders' deficit	(16,043)	(4,200)

Total liabilities and stockholders’ deficit	$54,569	$92,231

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the years ended
	December 31,
	2016	2015

Service revenue	$69,625	$58,233
Product revenue	8,375	15,875
Total revenue	78,000	74,108
Cost of revenue	58,195	53,864
Gross profit	19,805	20,244

Operating expenses:
Depreciation and amortization	2,113	3,385
Salaries and wages	18,061	23,056
Selling, general and administrative	13,682	10,410
Goodwill impairment charge	1,114	10,907
Intangible asset impairment charge	3,459	675
Change in fair value and gain on contingent consideration	-	(2,243)
Total operating expenses	38,429	46,190

Loss from operations	(18,624)	(25,946)

Other income (expenses):
Change in fair value of derivative instruments	17,545	(9,400)
Loss on settlement of contingent consideration	-	(205)
Interest expense	(13,784)	(9,397)
Gain (loss) on conversion of debt	416	(1,148)
Loss on extinguishment of debt, net	(9,587)	(3,725)
Loss on investment in equity method investee	(807)	-
Loss on disposal of subsidiary	(326)	-
Loss on exchange of common stock	-	(2,331)
Gain on modification of warrants	-	660
Other income (expense)	(1,563)	(388)
Total other expense	(8,106)	(25,934)

Loss from continuing operations before income taxes	(26,730)	(51,880)

Provision for (benefit from) income taxes	207	(1,345)

Net loss from continuing operations	(26,937)	(50,535)

Gain (loss) on discontinued operations, net of tax	465	(15,124)

Net loss	(26,472)	(65,659)

Net income attributable to non-controlling interest	11	103

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(26,483)	$(65,762)

Basic loss per share attributable to InterCloud Systems, Inc. common stockholders:
Net loss from continuing operations	$(0.64)	$(2.35)
Net income (loss) on discontinued operations, net of taxes	$0.01	$(0.70)
Net loss per share	$(0.63)	$(3.05)

Diluted loss per share attributable to InterCloud Systems, Inc. common stockholders:
Net loss from continuing operations	$(0.64)	$(2.35)
Net income (loss) on discontinued operations, net of taxes	$0.01	$(0.70)
Net loss per share	$(0.63)	$(3.05)

Basic weighted average common shares outstanding	41,946,410	21,520,885
Diluted weighted average common shares outstanding	41,946,410	21,520,885

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Common				Additional		Non-
	Common Stock		Stock Warrants		Treasury Stock		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Balance, January 1, 2015	17,910,081	$2	190,609	$2	850	$-	$92,745	$(56,738)	$229	$36,240

Issuance of common stock upon conversion of debt	3,112,215	1	-	-	-	-	6,771	-	-	6,772
Issuance of common stock upon settlement of the bridge financing agreement	1,918,649	-	-	-	-	-	1,500	-	-	1,500
Issuance of common stock upon conversion of related party debt	243,443	-	-	-	-	-	822	-	-	822
Issuance of common stock to non-employees for services	177,586	-	-	-	-	-	434	-	-	434
Issuance of common stock to employees and directors for services	3,184,536	-	-	-	-	-	8,385	-	-	8,385
Issuance of common stock upon extinguishment of debt	522,922	-	-	-	-	-	1,275	-	-	1,275
Issuance of common stock upon modification of debt	298,390	-	-	-	-	-	731	-	-	731
Issuance of common stock for settlement of related-party interest	144,508	-	-	-	-	-	343	-	-	343
Issuance of common stock upon restructuring of debt	100,000	-	-	-	-	-	292	-	-	292
Issuance of common stock upon settlement of accounts payable	300,000	-	-	106	-	-	648	-	-	754
Issuance of common stock for payout of incentives earned	128,205	-	-	-	-	-	288	-	-	288
Issuance of common stock to third party	1,961	-	-	-	-	-	5	-	-	5
Issuance of common stock for contingent consideration	555,409	-	-	-	-	-	1,457	-	-	1,457
Issuance of common stock pursuant to conversion of warrants	287,001	-	-	-	-	-	468	-	-	468
Issuance of common stock upon redemption of debt	575,621	-	-	-	-	-	719	-	-	719
Issuance of warrants upon settlement of accounts payable	-	-	-	674	-	-	-	-	-	674
Reclassification of options granted	-	-	-	-	-	-	536	-	-	536
Reclassification of warrants	-	-	-	546	-	-	-	-	-	546
Cancellation of equity warrants pursuant to bridge agreement	-	-	-	(546)	-	-	-	-	-	(546)
Re-issuance of warrants pursuant to bridge financing agreement	-	-	-	771	-	-	-	-	-	771
Issuance of warrants pursuant to bridge financing agreement	-	-	-	504	-	-	-	-	-	504
Cancellation and re-issuance of warrants pursuant to debt extinguishment	-	-	-	(660)	-	-	-	-	-	(660)
Fair value of lender’s conversion premium	-	-	-	-	-	-	386	-	-	386
Purchase of treasury stock	(127,905)	-	-	-	127,905	-	-	-	-	-
Return of common stock and warrants issued upon settlement of accounts payable	(300,000)	-	-	(106)	300,000	-	(648)	-	-	(754)
Issuance of common stock pursuant to conversion of warrants issued upon settlement of accounts payable	-	-	-	(674)	-	-	-	-	-	(674)
Modifcation of warrants pursuant conversion agreement	-	-	-	(358)	-	-	-	-	-	(358)
Reclassification of preferred dividend liability	-	-	-	-	-	-	549	-	-	549
Net income (loss)	-	-	-	-	-	-	-	(65,762)	103	(65,659)

Ending balance, December 31, 2015	29,032,622	$3	190,609	$259	428,755	$-	$117,706	$(122,500)	$332	$(4,200)

Issuance of shares pursuant to bridge financing agreement	500,000	-	-	-	-	-	320	-	-	320
Issuance of common stock to employees and directors for services	2,044,357	-	-	-	-	-	-	-	-	-
Issuance of common stock to non-employees for services	553,903	-	-	-	-	-	189	-	-	189
Issuance of common stock to employee for incentive earned	138,333	-	-	-	-	-	50	-	-	50
Issuance of common stock pursuant to acquisition of assets of SDN Essentials, LLC	1,050,000	1	-	-	-	-	1,038	-	-	1,039
Issuance of common stock pursuant to acquisition of assets of 8760 Enterprises	900,000	-	-	-	-	-	135	-	-	135
Issuance of common stock pursuant to promissory notes	31,325,199	3	-	-	-	-	3,080	-	-	3,083
Issuance of common stock pursuant to Forward Investments LLC promissory notes	24,649,918	2	-	-	-	-	2,256	-	-	2,258
Issuance of common stock pursuant to Smithline convertible note	785,097	-	-	-	-	-	371	-	-	371
Issuance of common stock pursuant to payment Senior secured convertible note, JGB (Cayman) Concord Ltd.	21,509,034	2	-	-	-	-	1,302	-	-	1,304
Issuance of common stock pursuant to loan covenants	900,000	-	-	-	-	-	828	-	-	828
Issuance of common stock upon conversion of related party debt	250,000	-	-	-	-	-	200	-	-	200
Purchase of treasury shares	(798,450)	-	-	-	798,450	(1)	-	-	-	(1)
Stock compensation expense	-	-	-	-	-	-	3,385	-	-	3,385
Issuance of warrants issued upon settlement of accounts payable	-	-	2,500,000	460	-	-	-	-	-	460
Issuance of warrants pursuant to JGB Amendment Agreement	-	-	900,000	972	-	-	-	-	-	972
Issuance of warrants pursuant to 8760 acquisition	-	-	750,000	36	-	-	-	-	-	36
Net income (loss)	-	-	-	-	-	-	-	(26,483)	11	(26,472)

Ending balance, December 31, 2016	112,840,013	$11	4,340,609	$1,727	1,227,205	$(1)	$130,860	$(148,983)	$343	$(16,043)

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	For the year ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(26,472)	$(65,659)

Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations	(465)	15,124
Depreciation and amortization	2,113	3,385
Provision for bad debts	55	233
Amortization of debt discount and deferred debt issuance costs	6,903	5,133
Loss on disposal of equipment	-	11
Stock compensation for services	3,385	8,213
Issuance of shares to non-employees for services	104	434
Loss on equity investment	23	-
Change in fair value of derivative instruments	(17,545)	9,400
Shares issued to third party	-	5
Deferred income taxes	(35)	(1,224)
Gain (loss) on conversion of debt	(416)	1,148
Loss on extinguishment of debt	9,587	3,725
Loss on exchange of shares	-	2,331
Change in fair value of contingent consideration	-	(2,038)
Gain on modification of warrants	-	(660)
Write off of investment in equity method investee	777	-
Reserve for loans to employees	891	-
Loss on disposal of subsidiary	(326)
Goodwill impairment	1,114	10,907
Intangible asset impairment	3,459	675
Changes in operating assets and liabilities:
Accounts receivable	3,049	2,479
Inventory	1,015	(149)
Other assets	503	(796)
Deferred revenue	(2,086)	1,465
Accounts payable and accrued expenses	3,523	3,034
Income taxes payable	(599)	(528)
Net cash used in operating activities of continuing operations	(11,443)	(3,352)
Net cash provided by operating activities of discontinued operations	414	1,523
Net cash used in operating activities	(11,029)	(1,829)
	.
Cash flows from investing activities:
Purchases of equipment	(128)	(215)
Cash acquired upon acquisitions	112	-
Issuance of notes receivable	(873)	(900)
Net cash used in investing activities of continuing operations	(889)	(1,115)
Net cash provided by (used in) investing activities of discontinued operations	21,887	(369)
Net cash provided by (used in) investing activities	20,998	(1,484)

Cash flows from financing activities:
Repayments of bank borrowings	(10)	(175)
Repayments of related party borrowings	-	(25)
Proceeds from third-party borrowings	495	9,391
Repayments of third-party borrowings	(15,083)	(3,404)
Proceeds from third-party borrowings	1,474	-
Repayments of third-party borrowings	(1,000)	-
Restricted cash applied to long term loans	(2,000)	-
Repurchase of common shares	1	-
Net cash provided by (used in) financing activities	(16,123)	5,787

Net increase (decrease) in cash	(6,154)	2,474

Cash, beginning of year	7,944	5,470

Cash, end of year	$1,790	$7,944

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,012	$2,277
Cash paid for income taxes	$115	$226

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$7,216	$6,772
Addition to debt discount	$3,042	$9,243
Issuance of warrants pursuant to acquisition	$36	$-
Issuance of shares upon exercise of warrants	$-	$468
Issuance of warrant pursuant to JGB Waltham and JGB Concord amendment	$972	$-
Issuance of shares pursuant to extinguishment of debt	$-	$1,275
Issuance of shares pursuant to modification of debt	$-	$731
Issuance of shares pursuant to restructuring of debt	$-	$292
Issuance of shares upon conversion of related party debt	$-	$822
Additional note payable issued as part of related party debt modification	$-	$1,730
Conversion of accrued interest to note payable	$-	$450
Issuance of shares for earn out provisions related to prior year acquisitions	$-	$1,457
Issuance of shares pursuant to acquisitions	$1,174	$-
Issuance of shares in lieu of cash compensation	$189	$-
Issuance of shares for settlement of interest	$-	$343
Issuance of warrants for settlement of accounts payable	$460	$674
Issuance of warrants pursuant to bridge financing agreement	$-	$1,276
Issuance of shares for payout of incentives earned	$50	$288
Issuance of shares pursuant to loan covenants	$828	$-
Issuance of shares pursuant to bridge financing agreement	$320	$-

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	DESCRIPTION OF BUSINESS

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. The Company provides networking orchestration and automation for IOT (Internet of things), software-defined networking (“SDN”) and network function virtualization (“NFV”) environments to telecommunication service providers and corporate enterprise markets. On October 31, 2013, the Company’s common stock and warrants were listed on the NASDAQ Capital Market under the symbols "ICLD" and "ICLDW," respectively. As of October 6, 2016, the Company’s stock and warrants were delisted from the NASDAQ Capital Market and commenced trading on the OTCQB Venture Market.

Our company is comprised of the following operating units:

●	Integration Partners-NY Corporation. Integration Partners-NY Corporation (“IPC”), is a full-service voice and data network engineering firm based in New York that serves both corporate enterprises and telecommunications service providers. IPC supports the cloud and managed services aspect of our business and expands our systems integration and applications capabilities.

●	ADEX Corporation. ADEX Corporation (“ADEX”) is an Atlanta-based provider of engineering and installation services and staffing solutions and other services to the telecommunications industry. ADEX’s managed solutions diversifies our ability to service our customers domestically and internationally throughout the project lifecycle. ADEX includes the operations of High Wire Networks (“Highwire”), a managed services group out of the Chicago area (Highwire was sold during February 2017. Refer to Note 21, Subsequent Events, for additional detail on the sale).

●	AW Solutions, Inc. AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, “AW Solutions”), are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, architectural and engineering services, program management and other technical services. Through Logical Link, an Outside Plant (OSP) engineering company, AW Solutions provides in-field design and drafting of wireline, fiber and DAS deployments. Logical Link also performs construction and installation through subcontractors.

●	T N S, Inc. T N S, Inc. (“T N S”) is a Chicago-based structured cabling company and DAS installer that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. T N S extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations that have significant ongoing next generation network needs.

●	Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC. Rives-Monteiro Engineering, LLC (“RM Engineering”) is a cable firm based in Tuscaloosa, Alabama that performs engineering services in the Southeastern United States and internationally, and Rives-Monteiro Leasing, LLC (“RM Leasing”, and together with RM Engineering, “Rives-Monteiro”), is an equipment provider for cable-engineering services firms. RM Engineering provides services to customers located in the United States and Latin America.

●	Tropical Communications, Inc. Tropical Communications, Inc. (“Tropical”) is a Miami-based provider of structured cabling and DAS systems for commercial and governmental entities in the Southeast.

●	SDN Enterprises LLC. SDN Enterprises LLC. (“SDNE”) is a California-based provider of educational and professional services.

2.	GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the year ended December 31, 2016, the Company generated gross profits from operations but was unable to achieve positive cash flow from operations. The Company’s management expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the years ended December 31, 2016 and 2015, the Company suffered recurring losses from operations, has violated loan covenants and has had events of default. At December 31, 2016 and 2015, the Company had a stockholders’ deficit of $16,043 and $4,200, respectively. At December 31, 2016, the Company had a working capital deficit of approximately $39,413, as compared to a working capital deficit of approximately $11,398 at December 31, 2015. The decrease of $28,015 in the Company’s working capital from December 31, 2015 to December 31, 2016 was primarily the result of an increase of $17,360 of the current portion of term loans. As of December 31, 2016 and 2015, the current portion of term loans was $21,147 and $3,787, respectively. In addition, the Company’s derivative instruments in the amount of $1,749 are now due to mature by December 31, 2017, whereas only $408 of these derivative instruments were current as of December 31, 2015.

On or prior to March 31, 2018, the Company has obligations relating to the payment of indebtedness on term loans and notes to related parties of $25,732 million and $10,922 million, respectively. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to March 31, 2018 from earnings from operations, the sale of certain operating assets or businesses and from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the managed services segments of its business, which contributed to the losses from operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through March 31, 2018. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS IN AFFILIATE COMPANIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical (since August 2011), RM Leasing (since December 2011), ADEX, ADEX Puerto Rico, LLC and Highwire (collectively, “ADEX” or “ADEX Entities”) (since September 2012), TNS, Inc. (“TNS”) (since September 2012), AW Solutions (since April 2013), IPC (since January 2014), and SDNE (since January 2016). The results of operations of the Company’s former subsidiaries, VaultLogix, LLC and related subsidiaries (“VaultLogix”) (since October 2014), and Axim (since December 2014), have been included as discontinued operations in the accompanying financial statements. In February 2016, the Company consummated the sale of certain assets of VaultLogix, and in April 2016, the Company consummated the sale of all assets of Axim. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The consolidation of RM Engineering resulted in increases of $1,025 in assets and $213 in liabilities in the Company’s consolidated balance sheet and $3,080 in revenue and $1 in net income in the consolidated statement of operations as of and for the year ended December 31, 2016.

The consolidation of RM Engineering resulted in increases of $1,033 in assets and $222 in liabilities in the Company’s consolidated balance sheet and $3,854 in revenue and $222 in net income in the consolidated statement of operations as of and for the year ended December 31, 2015.

The consolidated financial statements include the accounts of Nottingham Enterprises LLC (“Nottingham”), in which the Company owns an interest of 40%. Nottingham is a VIE because it meets the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties and the 60% owner guarantees its debt, (ii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company has the ability to exercise its call option to acquire the remaining 60% of Nottingham for a nominal amount and thus makes all significant decisions related to Nottingham even though it absorbs only 40% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 60% holder of Nottingham.

The consolidation of Nottingham resulted in increases of $30 in assets and $33 in liabilities in the Company’s consolidated balance sheet and $85 in revenue and $17 in net income on the consolidated statement of operations as of and for the year ended December 31, 2016.

The consolidation of Nottingham resulted in increases of $428 in assets and $27 in liabilities in the Company’s consolidated balance sheet and $2 in revenue and $18 in net loss on the consolidated statement of operations as of and for the year ended December 31, 2015.

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

The Company wrote off the investment as of December 31, 2016. As a result, the Company recorded a loss on investment in equity method investee of $777 on the consolidated statement of operations for the year ended December 31, 2016. The Company also wrote off the note receivable as it was deemed uncollectible. The Company recorded a loss of $507 on the consolidated statement of operations for the year ended December 31, 2016.

The consolidated financial statements reflect all adjustments, consisting of recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission.

BASIS OF PRESENTATION

The consolidated financial statements have been presented on a comparative basis. During the year ended December 31, 2016, the Company disposed of two subsidiaries. The results of these subsidiaries are included within discontinued operations for the years ended December 31, 2016 and 2015. The Company retrospectively updated the consolidated financial statements as of and for the year ended December 31, 2015 to reflect this change. The Company also made certain reclassifications to the consolidated balance sheet as of December 31, 2015 to match the presentation on the consolidated balance sheet as of December 31, 2016.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Significant uses of estimates include the following: 1) valuation of derivative instruments, 2) allowance for doubtful accounts, 3) estimated useful lives of property, equipment and intangible assets, 4) valuation of contingent consideration, 5) revenue recognition, 6) estimates related to the recovery of deferred tax assets, 7) valuation of intangible assets, 8) goodwill impairment, 9) recoverability of indefinite lived intangible assets, 10) estimates in connection with the allocation of the purchase price allocations, 11) stock-based compensation valuation, and 12) inventory reserve. Actual results could differ from estimates.

SEGMENT INFORMATION

During the year ended December 31, 2015, the Company re-evaluated its cloud services and managed services reportable segment. The Company concluded that, due to the differences in the cloud services operating activities and the gross margins achieved within the managed services and cloud services operating segments, the cloud services segment should be presented separately within the consolidated financial statements. As such, the Company concluded that it had four reportable segments as of December 31, 2015: applications and infrastructure, professional services, managed services, and cloud services. The applications and infrastructure segment provides engineering and professional consulting services and voice, data and optical solutions. The engineering, design, installation and maintenance services of the applications and infrastructure segment support the build-out and operation of enterprise, fiber optic, Ethernet and wireless networks. The professional services segment provides outsourced services to the wireless and wireline industry and information technology industry. The former cloud services segment provided cloud-based online data backup and storage services to customers. The managed services segment provides both traditional non cloud-based hardware and software managed services to customers as well as cloud–based voice and data services in a fully hosted and outsourced model.

During 2016, the Company consummated the sale of certain assets of its former VaultLogix and Axim subsidiaries. These subsidiaries comprised the Company’s former cloud services segment. As such, the Company concluded that it had three reportable segments as of December 31, 2016: applications and infrastructure, professional services, and managed services. The managed services reporting segment includes the remaining cloud-based hosted applications the Company supports and will not be a separate reporting segment as a result of the sale of VaultLogix in 2016.

The Company’s reporting units have been aggregated into one of three operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities, Tropical and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX entities and SDNE. The Company’s third operating segment is managed services, which consists of the IPC and RentVM components. The operating segments mentioned above constitute reporting segments.

Refer to Note 19, Segment Information, for a detailed discussion on the change in reporting segments.

CASH

Cash consists of checking accounts and money market accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. Allowance for doubtful accounts was $914 and $1,290 at December 31, 2016 and 2015, respectively.

INVENTORY

The inventory balance at December 31, 2016 and 2015 is related to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at the lower of cost or market until sold. As inventory relates to specific customer orders, the Company determines the cost of the inventory using the specific identification method. If an item can no longer be matched to a specific customer order, the Company reserves the item at 100%. Inventory consisted of networking equipment for which title had not passed to customers as of December 31, 2016 and 2015. Inventory reserves were $84 and $0 at December 31, 2016 and 2015, respectively.

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using Level 3 inputs in the fair value hierarchy. The estimated fair value of the intangible assets acquired was determined using the income approach to valuation based on the discounted cash flow method. Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value. The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired, also were determined using an income approach to valuation based on excess cash flow, relief of royalty and discounted cash flow methods.

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

The most significant assumptions under the relief of royalty method used to value trade names include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit. The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate. Management has developed these assumptions based on historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

During the year ended December 31, 2015, the Company also evaluated the fair value of its reporting units that were not impaired (its professional services segment and its applications and infrastructure segment) and determined that the fair value of its professional services segment was in excess of carrying value by $2,291, or 16%, and fair value of its applications and infrastructure segment was in excess of carrying value by $8,332, or 40%. The Company believes these fair value amounts were substantially in excess of carrying value as discussed in ASC 350-2035-4 through 35-19.

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

During 2016, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the managed services segment. The Company's management then determined that the IPC reporting unit assets were impaired and recognized an impairment loss of $1,114 related to goodwill and $3,459 related to intangible assets as the carrying value of the IPC reporting unit was in excess of its fair value. If IPC’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired. See Note 7, Goodwill and Intangible Assets for further information.

During the year ended December 31, 2016, the Company also evaluated the fair value of its reporting units that were not impaired and determined that the fair value of its professional services segment was in excess of carrying value by $5,742, or 34%, the fair value of its applications and infrastructure segment was in excess of its carrying value by $2,549 or 20%, and the fair value of its managed services segment was in excess of carrying value by $1,515 or 28%. The Company believes these fair value amounts were substantially in excess of carrying value as discussed in ASC 350-2035-4 through 35-19.

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

The AWS Entities, which included 8760 Enterprises from September 2016 until December 31, 2016, generally recognize revenue using the percentage of completion method. Revenues and fees under the contracts of these entities were recognized utilizing the units-of-delivery method, which used measures such as task completion within an overall contract. The units-of-delivery approach is an output method used in situations where it is more representative of progress on a contract than an input method, such as the efforts-expended approach. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance conditions and final contract settlements may result in revisions to costs and income, which are recognized in the period in which revisions are determined.

The AWS Entities also generate revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the Company’s professional services segment, which is comprised of the ADEX Entities and SDNE, are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2016 and 2015.

ADEX’s Highwire division, which the Company sold in February 2017, generated revenue through its telecommunications engineering group, which contracted with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. The Highwire division recognized revenue using the proportional performance method. Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

The Company’s TNS and IPC subsidiaries, as well as ADEX’s former Highwire division, sometimes require customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

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

IPC also generates revenue through the sale of a subscription-based cloud services to its customers. Revenue related to these customers is deferred until the services are performed. This revenue is reported in the managed services segment.

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

DEFERRED LOAN COSTS

Deferred loan costs are capitalized as debt discounts and amortized to interest expense using the effective interest method over the terms of the related debt agreements. The amount of amortization of deferred loan costs, which was recorded as interest expense, in the years ended December 31, 2016 and 2015 was $0 and $443, respectively. As a result of the conversion of a portion of the Company’s convertible debentures and a term loan at various dates during 2016, the Company recorded $0 of accelerated amortization of the deferred loan costs related to that debt for the year ended December 31, 2016.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. The Company did not have a customer accounting for 10% or greater of consolidated revenues for the year ended December 31, 2016. For the year ended December 31, 2015, the Company’s largest customer was Ericsson, Inc. and its affiliates. This customer accounted for 14% of consolidated revenues for the year ended December 31, 2015. In addition, amounts due from this customer represented 9% of trade accounts receivable as of December 31, 2015.

The Company’s customers in its applications and infrastructure and professional services segments are located within the United States of America and Puerto Rico. Revenues generated within the United States of America accounted for approximately 98% and 98% of consolidated revenues for the years ended December 31, 2016 and 2015, respectively. Revenues generated from foreign sources accounted for approximately 2% and 2% of consolidated revenues for the years ended December 31, 2016 and 2015, respectively.

COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to various contingencies. The Company records a contingency in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC Topic 450, Contingencies ("ASC Topic 450"). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC Topic 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

Breach of Contract Action

In July 2013, a complaint was filed against our company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment. In the complaint, the plaintiffs allege that we have breached contractual agreements between our company and plaintiffs pertaining to certain indebtedness amounting to approximately $116 allegedly owed by us to the plaintiffs and our agreement to convert such indebtedness into shares of our common stock. The plaintiff alleges that they are entitled to receive in the aggregate 2.2 million shares of the Company’s common stock or aggregate damages reflecting the trading value at the high price for the common stock. We have asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between our company and the plaintiffs. The Farkas Group was a control person of our company during the period that it was a public “shell” company and facilitated the transfer of control of our company to our former chief executive officer, Gideon Taylor. This matter is presently set on the court’s non-jury trial docket. We intend to continue to vigorously defend this lawsuit.

Purported Class Action Suit

In March 2014, a complaint entitled In re InterCloud Systems Sec. Litigation, Case No. 3:14-cv-01982 (D.N.J.) was filed in the United States District Court for the District of New Jersey against the Company, its Chairman of the Board and Chief Executive Officer, Mark Munro, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company’s common stock between November 5, 2013 and March 17, 2014. The complaint alleged violations by the defendants (other than Mark Munro) of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of our common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleged that Mr. Munro and the Company violated Section 20 of the Exchange Act as controlling persons of the other defendants. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On November 3, 2014, the United States District Court for the District of New Jersey issued an order appointing Robbins Geller Rudman & Dowd LLP as lead plaintiffs’ counsel and Cohn Lifland Pearlman Herrmann & Knopf LLP as liaison counsel for the pending actions. The lead plaintiff filed an amended complaint in January 2015 adding additional third-party defendants. The Company filed a motion to dismiss the amended complaint in late January 2015 and the plaintiffs filed a second amended complaint in early March 2015. The Company filed a motion to dismiss the second amended complaint on March 13, 2015. The Company’s motion to dismiss was denied by the Court on October 29, 2015. The Court held a status conference on February 29, 2016, and entered a PreTrial Scheduling Order on February 29, 2016. The parties are currently engaged in discovery.

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

In June 2016, a derivative compliant entitled Wasseem Hamdan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger M. Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-cv-03706 (D.N.J.) was filed in the New Jersey Federal District Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, grossly mismanaged, and unjustly enriched themselves during the relevant period by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and the Company, and were written on behalf of the Company for the purpose of promoting the Company and driving up its stock price. Plaintiffs seek unspecified damages, amendments to the Company’s articles of incorporation and by-laws, disgorgement from the individual defendants and costs and disbursements in the action. On February 10, 2017, plaintiffs filed a motion to consolidate this action with the derivative action described below. The court has not yet ruled on the consolidation motion, which is uncontested. It is anticipated that a consolidated amended derivative complaint will be filed.

In July 2016, a derivative compliant entitled John Scrutchens, derivatively and on behalf of InterCloud Systems, Inc. v. Mark E. Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-CV-04207-FLW-DEA (D.N.J.) was filed in the United States Federal District Court for the District of New Jersey. This action arises out of the same conduct at issue in the purported class action lawsuit filed against the Company. In the complaint, nominal plaintiff alleges that the individual defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder because in exercising reasonable care as directors of the Company, the defendants knew or should have known that statements contained in the Company’s proxy statements for its annual stockholders’ meetings held in 2013 and 2014 were false and misleading in that such proxy statements (i) omitted material information regarding, among other wrongdoings, the purported wrongdoings of the defendants that generally are at issue in the purported class action lawsuit filed against the Company and the other derivative actions filed against the defendants, and (ii) included by reference materially false and misleading financial statements. Plaintiffs seek unspecified damages, amendments to the Company’s corporate governance and internal procedures to comply with applicable laws and to protect the Company and its stockholders from a repeat of the purported wrongdoings of the defendants, punitive damages from the individual defendants, disgorgement from the individual defendants and costs and disbursements in the action. As discussed above, on February 10, 2017, plaintiffs in the derivative action described above filed a motion to consolidate that action with this derivative action. The court has not yet ruled on the consolidation motion, which is uncontested. It is anticipated that a consolidated amended derivative complaint will be filed.

The Company intends to dispute these claims and to defend these litigations vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of each of these litigations is uncertain. An unfavorable outcome in either litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

In connection with the SEC investigation, in May 2015, the Company received information from the SEC that it is continuing an investigation of the Company and certain of its current and former officers, consultants of the Company and others, of “possible violation[s]” of Section 17(a) of the Securities Act and Sections 9(a) and 10(b) of the Exchange Act and the rules of the SEC thereunder in the offer or sale of securities and certain other matters with respect to which the SEC claims it has information, including the possible market manipulation of the Company’s securities dating back to January 2013. Based upon the Company’s internal investigations, the Company does not believe either it or any of its current or former officers or directors engaged in any activities that violated applicable securities laws. The Company intends to continue to work with the staff of the SEC towards a resolution and to supplement its disclosure regarding the SEC’s investigation accordingly.

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

Other

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of its business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

As of December 31, 2016, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable nor reasonably estimable.

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

Subsequent Measurement - Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income. The Company has historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the year ended December 31, 2015, the Company determined that it should utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company has evaluated its derivative instruments and determined that the value of those derivative instruments, whether using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on its historical consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively. The Monte Carlo simulation is used to determine the fair value of derivatives for instruments with embedded conversion features.

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

The Company follows the guidance set forth within ASC Topic 740, Income Taxes (“ASC Topic 740”) which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense. As of December 31, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that any uncertain tax positions would not have a material impact on its results of operations.

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

Potential common shares includable in the computation of fully-diluted per share results are not presented for the years ended December 31, 2016 and 2015 in the consolidated financial statements as their effect would be anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Company on January 1, 2018, and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method. The Company does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern-Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted the provisions of ASU 2014-15 for the year ended December 31, 2016. The adoption of ASU 2014-15 did not have a material impact on the consolidated financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities. This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds. ASU 2015-02 is effective in annual or interim periods beginning after December 15, 2015. The Company adopted the provisions of ASU 2015-02 effective January 1, 2016, and the adoption of ASU 2015-02 had no impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in the consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the consolidated financial statements. This new guidance is effective for the annual period beginning after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The Company early adopted the provisions of ASU 2015-03 during the year ended December 31, 2015.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using either the last-in, first-out (LIFO) or retail inventory method. ASU 2015-11 also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The new guidance is effective for the Company on January 1, 2017, and is expected to have little impact on its consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). When effective, ASU 2015-16 will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This new guidance is effective for the annual period ending after December 15, 2015, including interim periods within that fiscal year. The Company adopted the provisions of ASU 2015-16 effective January 1, 2016. The adoption of ASU 2015-16 had no impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company continues to evaluate the effects of ASU 2016-02 and does not expect that the adoption will have a material effect on its consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018. The Company is currently evaluating the effects of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance became effective for the Company beginning on January 1, 2017. The Company is currently evaluating the effects of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018. The Company is currently evaluating the effects of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). The amendments in ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products) (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Updates 2014-09 and 2014-16. The Company is currently evaluating the effects of ASU 2016-11 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018. The Company is currently evaluating the effects of ASU 2016-12 on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control (“ASU 2016-17”). The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption of this standard is permitted. The Company will early adopt ASU 2017-01 effective January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted. The Company will early adopt ASU 2017-04 effective January 1, 2017.

4.	LOANS RECEIVABLE

Loans receivable as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Loans to NGNWare	$-	$100
Loans to employees, net of reserves of $891 and $0, respectively, due December 2017	37	300
Loan to third party, due December 2017	345	-
Loans receivable	$382	$400

These notes bear interest at rates between 2% and 3% per annum. As of December 31, 2016, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve of $891 on the balance of loans to employees.

5.	ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

Disposal of VaultLogix

On February 17, 2016, the Company entered into a securities exchange agreement whereby the Company and VaultLogix exchanged the White Oak Global Advisors term loan and assigned the term loan to JGB (Cayman) Concord Ltd. Refer to Note 11, Term Loans, and Note 20, Discontinued Operations, for additional detail. As a result of this assignment, the Company and VaultLogix’s obligations to White Oak Global Advisors, LLC was satisfied as of March 31, 2016. The Company recorded an $843 loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2016.

NOTES PAYABLE - CONTINGENT CONSIDERATION

The Company has issued contingent consideration in connection with the acquisitions the Company completed during the years ended December 31, 2016 and 2014. The following describes the contingent consideration arrangements.

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

SDN Essentials, LLC: On January 1, 2016, the Company completed an asset purchase agreement with SDNE, which was accounted for as a business combination under ASC Topic 805-10.. The asset purchase agreement included provisions for earn-out payments as follows: an additional earn-out payment of $200 shall be earned for the first 12 months subsequent to the closing provided that gross revenues for the business exceed $1,350 and discretionary cash flow (defined as EBITDA less capital expenditure) exceeds $200 for the 12 months following closing. An additional earn-out payment of $315 shall be earned for the first 12 months subsequent to the closing provided that gross revenues for the business exceed $1,750 and discretionary cash flow exceeds $315. Any earn-out will be paid in cash and/or in common stock at the option of the purchaser. This amount was earned on January 1, 2017 and will be due within 90 days of the calculation of gross revenues for the 12 month accounting period. The Company recorded the full $515 as contingent consideration on the consolidated balance sheet as of December 31, 2016.

The purchase consideration for the acquisition was calculated as follows:

SDNE
Cash	$50
Common Stock, fair value	1,050
Contingent consideration	515
Total consideration	$1,615

The purchase consideration was allocated to the assets acquired and liabilities assumed as follows:

SDNE
Current assets	$475
Goodwill	823
Intangible assets:
Customer lists	145
Non-compete	361
Property and equipment	97
Current liabilities	(286)
Total allocation of purchase consideration	$1,615

As of January 1, 2017, the earn-out provisions were met.

6.	PROPERTY AND EQUIPMENT, NET

At December 31, 2016 and 2015, property and equipment consisted of the following:

	December 31,
	2016	2015
Vehicles	$777	$777
Computers and Office Equipment	966	905
Equipment	764	605
Software	176	171
Total	2,683	2,458
Less accumulated depreciation	(2,150)	(1,799)

Property and equipment, net	$533	$659

Depreciation expense for the years ended December 31, 2016 and 2015 was $351 and $352, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the years ended December 31, 2016 and 2015 resulting from the above-described acquisitions by the Company of its operating segments.

	Applications and Infrastructure	Professional Services	Managed Services	Total
Balance December 31, 2014	$6,906	$9,257	$18,402	$34,565

Impairment charge	-	-	(10,907)	(10,907)

Balance December 31, 2015	$6,906	$9,257	$7,495	$23,658

Acquisitions	565	824	-	1,389

Disposals	(565)	-	-	(565)

Impairment Charge	-	-	(1,114)	(1,114)

Balance December 31, 2016	$6,906	$10,081	$6,381	$23,368

Intangible Assets

The following table summarizes the Company’s intangible assets as of December 31, 2016 and 2015:

		December 31, 2016					December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Write-off of Accumulated Amortization	Impairment Charge	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Reclassification	Impairment Charge	Net Book Value

Customer relationship and lists	7-10 yrs	$14,698	$(6,109)	$-	$-	$8,589	$14,451	$(4,707)	$-	$-	$9,744
Non-compete agreements	2-3 yrs	2,116	(1,868)	-	-	248	2,455	(1,602)	-	(699)	154
Purchased software	16 years	4,000	-	(541)	(3,459)	-	-	(371)	4,000	-	3,629
In-process research and development		-	-	-	-	-	4,000	-	(4,000)	-	-
URL's	Indefinite	8	-	-	-	8	8	-	-	-	8
Trade names	1 Year	59	(49)	-	(10)	-	59	(49)	-	(10)	-
Trade names	Indefinite	3,178	-	-	-	3,178	3,178	-	-	-	3,178

Total intangible assets		$24,059	$(8,026)	$(541)	$(3,469)	$12,023	$24,151	$(6,729)	$-	$(709)	$16,713

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

As of October 1, 2015, the Company performed the two-step goodwill and intangible assets impairment process and determined that the managed services operating segment failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $11,582 related to the managed services reporting segment, of which $675 related to intangible assets and $10,907 related to goodwill.

During the first quarter of 2016, the Company disposed of its VaultLogix, DPS and USDSA subsidiaries. As a result of this disposal, the Company performed a two-step goodwill and indefinite lived impairment process as of December 31, 2015 on its former cloud services segment. The Company determined that the remaining reporting unit within this segment, the Company’s Axim subsidiary, forecasted revenues and margins would change based on the sale of VaultLogix, DPS and USDSA. The Company updated the forecast for the cloud services segment based on the most recent financial results and best estimates of future operations. The updated forecast reflected slower growth in revenues and lower margins for the former cloud services segment due to lower demand from customers.

As of December 31, 2015, the Company performed the two-step goodwill and indefinite lived impairment process and determined that the former cloud services operating segment failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $2,039 related to the former cloud services reporting segment, of which $34 related to intangible assets and $2,005 related to goodwill.

As of October 1, 2016, the Company performed the two-step goodwill and indefinite lived impairment process and determined that the managed services operating segment failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $4,573 related to the managed services reporting segment, of which $3,459 related to intangible assets and $1,114 related to goodwill.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,762 and $3,225 for the years ended December 31, 2016 and 2015, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2017	$1,517
2018	1,260
2019	1,259
2020	1,238
2021	1,180
Thereafter	2,383
Total	$8,837

8.	ACCRUED EXPENSES

As of December 31, 2016 and 2015, accrued expenses consisted of the following:

	December 31,
	2016	2015
Accrued interest	$7,170	$4,245
Accrued expenses	1,919	3,863
Accrued compensation	1,632	2,679
	$10,721	$10,787

9.	FAIR VALUE MEASUREMENTS

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company's debt, as of December 31, 2016 and December 31, 2015 was estimated at $43,729 and $58,613, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level of the debt would be considered as Level 2.

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

Fair Value of Derivatives

The Company has historically utilized a Black-Scholes option pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. During the quarter ended September 30, 2015, the Company determined that it would utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Company has evaluated its derivative instruments and determined that the value of those derivative instruments, using a binomial lattice pricing model instead of a Black-Scholes pricing model, would be immaterial on its historical consolidated statements of operations for the years ended December 31, 2016 and 2015.

Derivative Warrant Liabilities and Convertible Features

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Footnote 12, Derivative Instruments, for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company’s financial instruments carried at fair value at December 31, 2016 and 2015 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$1,749
Contingent consideration	-	-	515
Long-term derivative features related to convertible debentures	-	-	1,316

Total liabilities at fair value	$-	$-	$3,580

	December 31, 2015
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$408
Long-term warrant derivatives	-	-	22
Long-term derivative features related to convertible debentures	-	-	17,108

Total liabilities at fair value	$-	$-	$17,538

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2016 and 2015.

Amount
Balance as of January 1, 2015	$5,957

Change in fair value of warrant derivative	(348)
Change in fair value of derivative features related to convertible debentures	9,748
Settlement of contingent consideration	(1,307)
Change in fair value of contingent consideration	(2,243)
Fair value of conversion feature on date of issuance	4,727
Fair value of net settlement of accounts payable	721
Reclassification of options to equity	(536)
Reclassification of derivative warrants to equity	(546)
Adjustment of derivative liability pursuant to exchange agreement	23
Fair value of lender default premium derivative on date of issuance	724
Adjustment of net settlement of accounts payable derivative due to cancellation of shares and warrants	80
Payment of accounts payable related to net settlement of accounts payable derivative liability	(225)
Fair value of net settlement of accounts payable	(594)
Adjustment of derivative liability upon extinguishment of debt	109
Fair value of derivative features related to Promissory Note tranche 1	164
Fair value of derivative features related to Promissory Note tranche 2	205
Fair value of derivative features related to Promissory Note tranche 3	109
Fair value of derivative features related to Promissory Note	148
Fair value of option to pay in stock	622

Balance December 31, 2015	17,538

Change in fair value of derivative features related to convertible debentures	(19,660)
Change in fair value of warrant derivative	130
Fair value of contingent consideration	515
Fair value of derivative features related to JGB (Cayman) Concord Ltd. Term loan	1,350
Adjustment of derivative liability upon extinguishment of debt	4,778
Fair value of make whole provision	280
Adjustment of derivative liability upon conversion of debt	(41)
Adjustment of derivative liability upon modification of debt	(1,552)
Fair value of derivative features related to Dominion term loan	242

Balance December 31, 2016	$3,580

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

10.	BANK DEBT

As of December 31, 2016 and 2015, bank debt consisted of the following:

	December 31,
	2016	2015
Installment note, monthly principal and interest of $1, interest 9.05%, secured by vehicles, matured July 2016	$-	$3

Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 8.4%, guaranteed personally by principal shareholders of acquired companies, maturing July 2017	121	128
	121	131
Less: Current portion of bank debt	(121)	(131)

Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the years ended December 31, 2016 and 2015 amounted to $10 and $11, respectively. The weighted average interest rate on bank debt during the years ended December 31, 2016 and 2015 was 8.4% and 8.4%, respectively. There are no financial covenants associated with the bank debt.

11.	TERM LOANS

At December 31, 2016 and 2015, term loans consisted of the following:

	December 31,
	2016	2015
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$3

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, matured in November 2016	106	106

Term loan, White Oak Global Advisors, LLC, originally maturing in February 2019 and paid during February of 2016, interest of 12% with 2% paid-in-kind interest, net of debt discount of $366	-	10,938

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

Promissory note, 12% interest, unsecured, Dominion Capital, matured in May 2016, net of debt discount of $9	-	748

12% senior convertible note, unsecured, Dominion Capital, matured in January 2017, net of debt discount of $29 and $507, respectively	1,170	1,599

12% senior convertible note, unsecured, Dominion Capital, matured in November 2016, net of debt discount of $173	-	352

12% senior convertible note tranche 1, unsecured, Dominion Capital, matured in January 2016, net of debt discount of $15	-	235

12% senior convertible note tranche 2, unsecured, Dominion Capital, matured in February 2016, net of debt discount of $80	-	253

12% senior convertible note tranche 3, unsecured, Dominion Capital, matured in March 2016, net of debt discount of $55	-	445

12% convertible note, Richard Smithline, unsecured, matured in January 2017, net of debt discount of $2 and $107, respectively	360	419

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $3,136 and $4,179, respectively	1,900	3,321

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $1,668	2,080	-

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $234	358	-

12% senior convertible note, unsecured, Dominion Capital, maturing in November 2017, net of debt discount of $65	475	-

Receivables Purchase Agreement with Dominion Capital, net of debt discount of $44	430	-

Promissory note issued to Trinity Hall, 3% interest, unsecured, maturing in January 2018 (reclassified from related party notes during 2016 - refer to the assignment paragraphs later within this footnote and Note 18, Related Parties)	500	-
	23,007	34,045
Less: Current portion of term loans	(21,147)	(3,787)

Long-term portion term loans, net of debt discount	$1,860	$30,258

Future annual principal payments are as follows:

Year ending December 31,
2017	$24,684
2018	2,533
2019	968

Total principal payments	$28,185

Future annual amortization of debt discounts is as follows:

Year ending December 31,
2017	$3,537
2018	1,641

Total debt discount amortization	$5,178

The interest expense, including amortization of debt discounts, associated with the term loans payable in the years ended December 31, 2016 and 2015 amounted to $10,182 and $5,230, respectively.

With the exception of the notes outstanding to RM Leasing and Tropical, all term loans are subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. notes.

Revolving Line of Credit

On July 3, 2014, the Company obtained an unsecured $3,000 interim revolving line of credit from the Mark Munro 1996 Charitable Remainder UniTrust to provide working capital as well as cash to make the Company’s upcoming amortization payments pursuant to the Company’s Convertible Debentures. The line bore interest at the rate of 1.5% per month on funds drawn and expired on March 31, 2016.

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

On February 17, 2016, the Company entered into a securities exchange agreement whereby the Company and VaultLogix exchanged the White Oak Global Advisors term loan and assigned the term loan to JGB (Cayman) Concord Ltd. Refer to the JGB (Cayman) Concord Ltd. Senior Secured Convertible Note section of this note for further explanation. As a result of this assignment, the Company and VaultLogix’s obligations to White Oak Global Advisors, LLC was satisfied as of December 31, 2016. The Company recorded an $843 loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2016.

Term Loan – 8% Convertible Promissory Notes

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,385 in cash, (ii) 1,008,690 shares of the Company’s common stock and (iii) $15,626 in unsecured convertible promissory notes, as further described below. The closing payments are subject to customary working capital adjustments.

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

As of December 31, 2016, the Company had not forced any conversions.

12% Convertible Debentures

In December 2013, the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company issued to such investors convertible debentures in the original aggregate principal amount of $11,625 (the "Convertible Debentures") and an aggregate of 36,567 shares of its common stock for an aggregate purchase amount of $11,625. The Convertible Debentures matured on June 13, 2015 and bore interest at the rate of 12% per annum and were payable in accordance with an amortization schedule, with monthly payments that began on July 13, 2014 and ended on the final maturity date of June 13, 2015. At the Company’s election, subject to compliance with certain terms and conditions in the purchase agreement, the monthly amortization payments were payable by the issuance of shares of the Company’s common stock at a price per share equal to the lesser of (i) the conversion price of the Convertible Debentures and (ii) 75% of the average of the VWAP (the daily volume weighted average price) of the Company’s common stock for the five-trading-day period ending on, and including, the trading day immediately preceding the trading day that is five days prior to the applicable monthly amortization date.

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

The Company recorded a debt discount in the amount of $382 in connection with the 36,567 shares of the Company's common stock issued pursuant to the purchase agreement, which amount was amortized over the life of the Convertible Debentures. The Company also recorded a debt discount and a related derivative liability in the amount of $6,620 in connection with the embedded features of the Convertible Debentures, which amount was amortized over the life of the Convertible Debentures. Refer to Note 12, Derivative Instruments, for further detail on the derivative liability.

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

Term Loan – Dominion Capital LLC 12% Promissory Note

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

On May 14, 2015, the Company entered into a securities purchase agreement with the investor whereby the Company issued a term promissory note in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matured at the earlier of: (x) May 14, 2016 or (y) upon demand by the investor, which such demand could have been made any time after 170 days following the issuance of the note upon 10 days’ written notice to the Company; provided, that $60 of interest was guaranteed by the Company regardless of when the note was repaid. The Company could have redeemed the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium was payable in cash or common stock at the option of the Company. If common stock of the Company was used to pay the redemption premium, then such shares had to be delivered by the third business day following the maturity date, or date of demand, as applicable, at a mutually agreed upon conversion price by both parties.

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

During the year ended December 31, 2016, the investor who holds the 12% promissory note converted $606 of principal into shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information. As a result of these conversions, the Company recorded a gain on conversion of debt of $238 in the consolidated statement of operations for the year ended December 31, 2016.

Term Loan – Dominion Capital LLC Convertible Notes

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matured on January 6, 2017. At the election of the investor, the note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. The investor may elect to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the August 6, 2015 convertible note.

During April 2016, the Company paid $117 in cash related to the principal amount of the outstanding note related to the August 6, 2015 senior convertible note.

During the year ended December 31, 2016, the investor who holds the August 6, 2015 senior convertible note converted $1,053 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information. As a result of these conversions, the Company recorded a gain on conversion of debt of $197 in the consolidated statement of operations for the year ended December 31, 2016.

The August 6, 2015 senior convertible note matured on January 6, 2017 and was due on demand. Subsequent to December 31, 2016, the note was paid off through conversions. Refer to Note 21, Subsequent Events, for additional detail.

On November 12, 2015, the Company entered into a securities purchase agreement with the investor whereby the Company issued a senior convertible note, for cash proceeds of $500, in the original principal amount of $525. The note had a term of one year, bore interest at the rate of 12% per annum and, at the election of the investor, the note was convertible into shares of the Company’s common stock at a conversion price equal to $1.75 per share, subject to adjustment as set forth in the note. The note amortized in twelve bi-weekly installments beginning on the six month anniversary of the note’s issuance. Amortization payments were made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such amortization payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the amortization conversion rate, which was equal to the lower of (x) $1.75 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

During the year ended December 31, 2016, the investor who held the November 12, 2015 senior convertible note converted $590 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information.

On November 12, 2015, the Company entered into an exchange agreement with the investor whereby the Company exchanged a portion of the senior secured note originally issued by the Company to GPB Life Science Holdings, LLC on December 3, 2014 and subsequently assigned to the investor, for new senior convertible notes, in three tranches of $500 for a total principal amount of $1,500. The notes had a term of one year, bore interest at the rate of 12% per annum, and were convertible into shares of the Company’s common stock at a conversion price equal to $1.25 per share, subject to adjustment as set forth in the notes. Starting on the first week anniversary of the issuance of the new senior convertible notes and continuing thereafter, the investor, on a bi-weekly basis, redeemed one-sixth of the face amount of the senior convertible notes and guaranteed interest. The redemptions were made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such redemption payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the redemption conversion rate, which was equal to the lower of (x) $1.25 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

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

On September 15, 2016, the Company received cash proceeds of $500, from the sale of a term promissory note. The term promissory note originally had a maturity date of November 4, 2016 and can be paid in either cash or common stock at the option of the lender. If common stock of the Company is used to make such payment, then the shares shall be delivered by the third business day following the maturity date and shall equal the total amount including principal and interest, at a conversion price mutually agreed to by both parties at conversion. Interest at a rate of 12% per annum, is to be accrued until the maturity day. The Company will pay a minimum of guaranteed interest of $30 and lender legal fees of $5 out of proceeds of the note. The note may be redeemed at any time prior to maturity at an amount equal to 110% of the outstanding principal amount plus any accrued and unpaid interest on the note. The redemption premium (10%) can be paid in cash or common stock at the option of the Company. If the Company’s common stock is used to make such payment, then such shares shall be delivered by the third business day following the maturity date, or date of demand, as applicable, at a mutually agreed upon conversion price by both parties.

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40 to $540, which included a debt discount of $101, and the note became convertible into shares of the Company’s common stock. The maturity date of the note was extended from November 4, 2016 to November 4, 2017. Interest at a rate of 12% per annum is to be accrued until the maturity day. The new note has monthly amortization payments of $86 beginning on May 4, 2017 and ending on the maturity date. These monthly amortization payments can be offset by monthly conversions. The note is convertible at the lower of (i) $0.10, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of $146 in the consolidated statement of operations for the year ended December 31, 2016. Refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the November 4, 2016 convertible note.

During the year ended December 31, 2016, the holder of the November 4, 2016 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

On November 18, 2016, the Company entered into a receivables purchase agreement whereby the Company sold approximately $1,000 of receivables in exchange for $950. The principal amount of the loan was $1,000, which included a debt discount of $50. The proceeds were used to make amortization payments to the Company’s senior lender and for general working capital purchases.

During November and December 2016, the Company received and remitted $1,000 of the receivables sold in payment of the loan.

On December 30, 2016, the Company entered into a receivables purchase agreement whereby the Company sold approximately $474 of receivables in exchange for $430. The principal amount of the loan is $474, which includes a debt discount of $44.

During the year ended December 31, 2016, the Company did not remit any receivables for this loan.

Principal of $2,213 and $4,473 on the notes held by Dominion Capital LLC remained outstanding as of December 31, 2016 and 2015, respectively.

The following table summarizes the issuances, exchanges and amortization payments made related to the Dominion Capital LLC promissory notes from January 1, 2015 through December 31, 2016:

Date of Issuance	November 17, 2014	May 14, 2015	August 6, 2015	November 12, 2015	November 13, 2015	November 27, 2015	December 11, 2015	September 15, 2016	November 4, 2016	November 18, 2016	December 30, 2016	Total Principal

Principal Amount	$1,000	$1,000	$2,105	$525	$500	$500	$500	$500	$540	$1,000	$430

Principal balance at January 1, 2015	1,000	-	-	-	-	-	-					1,000

May 14, 2015 - Conversion to common stock	(1,000)	-	-	-	-	-	-	-	-	-	-	(1,000)
May 14, 2015 - Issuance	-	1,000	-	-	-	-	-	-	-	-	-	1,000
August 6, 2015 - Amendment	-	60	-	-	-	-	-	-	-	-	-	60
August 6, 2015 - Issuance	-	-	2,105	-	-	-	-	-	-	-	-	2,105
November 12, 2015 - Issuance	-	-	-	525	-	-	-	-	-	-	-	525
November 13, 2015 - Exchange of GPB Life Science Holdings, LLC note	-	-	-	-	500	-	-	-	-	-	-	500
November 20, 2015 - Amortization payment	-	(151)	-	-	-	-	-	-	-	-	-	(151)
November 23, 2015 - Amortization payment	-	-	-	-	(83)	-	-	-	-	-	-	(83)
November 27, 2015 - Exchange of GPB Life Science Holdings, LLC note	-	-	-	-	-	500	-	-	-	-	-	500
December 1, 2015 - Amortization payment	-	(151)	-	-	-	-	-	-	-	-	-	(151)
December 7, 2015 - Amortization payment	-	-	-	-	(83)	-	-	-	-	-	-	(83)
December 11, 2015 - Exchange of GPB Life Science Holdings, LLC note	-	-	-	-	-	-	500	-	-	-	-	500
December 14, 2015 - Amortization payment	-	-	-	-	-	(83)	-	-	-	-	-	(83)
December 21, 2015 - Amortization payment	-	-	-	-	(83)	-	-	-	-	-	-	(83)
December 28, 2015 - Amortization payment	-	-	-	-	-	(83)	-	-	-	-	-	(83)

Principal balance at December 31, 2015	$-	$758	$2,105	$525	$251	$334	$500	$-	$-	$-	$-	$4,473

January 2016 - Amortization payments	-	-	-	-	(167)	(167)	(250)	-	-	-	-	(584)
February 2016 - Amortization payments	-	(151)	(117)	-	(84)	(167)	(167)	-	-	-	-	(686)
March 2016 - Amortization payments	-	(455)	(117)	-	-	-	(83)	-	-	-	-	(655)
April 2016 - Amortization payments	-		(117)	-	-	-	-	-	-	-	-	(117)
June 2016 - Amortization payments	-	(152)	-	-	-	-	-	-	-	-	-	(152)
July 2016 - Amortization payments	-	-	(117)	(88)	-	-	-	-	-	-	-	(205)
August 2016 - Amortization payments	-	-	-	(131)	-	-	-	-	-	-	-	(131)
September 15, 2016 - Issuance	-	-	-	-	-	-	-	500	-	-	-	500
September 2016 - Amortization payments	-	-	(117)	-	-	-	-	-	-	-	-	(117)
October 2016 - Amortization payments	-	-	(175)	-	-	-	-	-	-	-	-	(175)
November 4, 2016 - Issuance (exchange agreement)	-	-	-	-	-	-	-	(500)	540	-	-	40
November 15, 2016 - Issuance (receivables purchase agreement #1)	-	-	-	-	-	-	-	-	-	1,000	-	1,000
November 2016 - Receivables collected and remitted (receivables purchase agreement #1)	-	-	-	-	-	-	-	-	-	(536)	-	(536)
November 2016 - Amortization payments	-	-	(117)	(88)	-	-	-	-	-	-	-	(205)
December 2016 - Receivables collected and remitted (receivables purchase agreement #1)	-	-	-	-	-	-	-	-	-	(464)	-	(464)
December 30, 2016 - Issuance (receivables purchase agreement #2)	-	-	-	-	-	-	-	-	-	-	474	474
December 2016 - Amortization payments	-	-	(30)	(218)	-	-	-	-	-	-	-	(247)

Principal balance at December 31, 2016	$-	$-	$1,198	$-	$-	$-	$-	$-	$540	$-	$474	$2,213

Bridge Financing - GPB Life Science Holdings, LLC

The Company entered into a bridge financing agreement, effective as of December 3, 2014, with GPB Life Science Holdings, LLC, whereby the Company issued to the investor for gross proceeds of $2,375 (i) a senior secured note, dated December 3, 2014, in the principal amount of $2,500 with interest accruing at the rate of 12% per annum and (ii) a four-year warrant, dated December 3, 2014, exercisable for up to 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment as set forth therein. The note matured upon the earlier of: June 1, 2015 or (y) the date of a Major Transaction (as defined in the purchase agreement). In addition, upon maturity of the note, the Company was required to pay the investor additional interest in cash, which interest was to accrue over the term of the note at the rate of 4% per annum. The note was secured by (i) a first priority security interest in and to all Accounts Receivable (as defined in the purchase agreement) of the Company and its subsidiaries, except those of VaultLogix, and (ii) a first priority security interest and lien on all Collateral (as defined in the purchase agreement) of the Company and its subsidiaries, which lien and security interest was to go into effect at such time as White Oak Global Advisors, LLC (“White Oak”) released (or was deemed to have released pursuant to the applicable documents between it and the Company), its liens and security interest on any collateral of the Company and the Company’s obligation to grant, pledge or otherwise assign a lien in favor of White Oak was terminated (pursuant to the applicable documents between White Oak and the Company). Refer to Note 12, Derivative Instruments, for further detail on the warrant to purchase 250,000 shares of common stock.

On December 31, 2014, pursuant to the bridge financing agreement, the Company issued to the investor an additional note in the principal amount of $1,500 for a purchase price of $1,425 with interest accruing at the rate of 12% per annum. The Company used the proceeds of this additional financing to repay the convertible note payable to 31 Group, LLC. Pursuant to the second agreement, the Company issued a warrant entitling the lender to purchase 150,000 shares of common stock. The warrant was exercisable at a fixed price of $5.00 and expired 180 days from the original issue date. Refer to Note 12, Derivative Instruments, for further detail on the warrant to purchase 150,000 shares of common stock.

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

On August 12, 2015, the Company and GPB Life Science Holdings, LLC entered into Amendment No. 2 to the original bridge financing agreement, dated December 3, 2014, whereby the Company and GPB Life Science Holdings, LLC agreed to (i) reduce the conversion price of the notes from $3.75 to $2.00 per common share, (ii) amend and restate the prior warrants and additional warrants to reduce the exercise price from $3.75 to $2.00 per warrant share, (iii) increase the number of amortization payment dates and reduce the amortization payments to $563, and (iv) permit the Company to make the amortization payments in shares of the Company common stock converted from any of the prior notes or the new notes. The conversion price for the shares of the Company’s common stock used to make an amortization payment shall be the lesser of (i) $2.00 and (ii) 75% of the average of the volume weighted average price for the five consecutive trading days ending on, and including, the trading day immediately preceding the date of the amortization payment. Refer to Note 12, Derivative Instruments, for further detail on the reduction of the conversion price and the amendment and restatement of the warrants.

The Company accounted for Amendment No. 2 in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company modified the May 15, 2015 Amendment No. 1 bridge financing senior secured convertible note in the amount $6,020. In conjunction with this transaction, the Company modified the terms of the equity warrants to reduce the exercise price from $3.75 to $2.00 per share of the Company’s common stock. Refer to Note 12, Derivative Instruments, for further detail on the reduction of the conversion price of the warrants.

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

On December 29, 2015, the Company entered into a conversion agreement with GPB Life Science Holdings, LLC pursuant to which, among other things, (i) the Company used $2,300 of the proceeds of the JGB (Cayman) Waltham Ltd. senior secured convertible debentures (as described later within this footnote) to reduce the total amount owed by the Company to GPB Life Science Holdings, LLC to $1,500, (ii) the Company agreed that, if the closing price per share of the Company’s common stock 90 days after December 29, 2015 was less than the remaining balance conversion price, as adjusted, then the Company would issue to GPB Life Science Holdings, LLC additional unregistered shares of the Company’s common stock in an aggregate amount equal to the amount set forth in the conversion agreement, (iii) GPB Life Science Holdings, LLC and the Company will convert the remaining balance of $1,500 into shares of the Company’s common stock at a conversion price per share equal to 75% multiplied by the lower of (x) the average volume weighted average price per share of the Company’s common stock for the five prior trading days and (y) the one day volume weighted price for a share of the Company’s common stock on December 29, 2015, (iv) GPB Life Science Holdings, LLC will reduce the exercise price of those certain outstanding warrants originally issued by the Company on May 14, 2015 to $1.75, and (v) GPB Life Science Holdings, LLC released all of its remaining security interest in the assets of the Company. On January 22, 2016, the Company issued 500,000 shares of common stock in full settlement of this provision and GPB Life Science Holdings, LLC released its remaining security interest in the assets of the Company (refer to Note 16, Stockholders’ Deficit, for additional detail).

The Company accounted for the payment of $2,300 principal amount outstanding (as noted in item (i) above) to GPB Life Science Holdings, LLC in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished $2,300 of the note payable to GPB Life Science Holdings, LLC, removed the existing derivative liability related to the maturity date feature of $31, reduced the beneficial conversion feature of $139, which was recorded in additional paid in capital, reduced accrued interest on the notes of $199, paid $25 in legal fees, and paid interest of $419. In addition, the Company amended the warrants attached to the GPB Life Science Holdings, LLC convertible debentures (refer to Note 12, Derivative Instruments, for additional detail). The Company recorded a gain on debt extinguishment of $131 on the consolidated statement of operations as of December 31, 2015.

On December 29, 2015, GPB Life Science Holdings, LLC converted $1,500 of principal amount outstanding into 1,918,649 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for additional detail on this transaction.

Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the Smithline Senior Convertible Note.

Pursuant to the Smithline senior convertible note, the Company was required to meet current public information requirements under Rule 144 of the Securities Act of 1933, which it had failed to do prior to June 30, 2016. Thus, on July 20, 2016, the Company agreed to add $55 to the principal amount of the Smithline senior convertible note as of July 1, 2016 and the investor waived its right to call an event of default under the note with respect to the Company’s failure to meet the public information requirement for the period ending June 30, 2016. On September 1, 2016, the Company agreed to add $97 to the principal amount of the Smithline senior convertible note as of the date of its last monthly amortization to compensate the investor for certain damages relating to noncompliance with certain provisions of the senior convertible note. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of debt of $167 during the year ended December 31, 2016.

The Smithline senior convertible note matured on January 11, 2017 and is now due on demand.

During the year ended December 31, 2016, the investor who holds the Smithline senior convertible note converted $372 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information.

Principal of $363 and $526 remained outstanding as of December 31, 2016 and 2015, respectively.

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

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 12, Derivative Instruments, for additional information on this transaction.

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

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Agreement in the principal amount of $6,100 and recorded on the balance sheet as of June 23, 2016 a new senior secured convertible debenture at its new fair value of $4,094. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $483 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Agreement. Refer to Note 12, Derivative Instruments, for additional information on this transaction.

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

The Company also (i) issued warrants, with an expiration date of December 31, 2017, to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, (ii) issued warrants, with an expiration date of December 31, 2017, to purchase 3,500,000 shares of common stock at an exercise price of $0.10 per share ((i) and (ii), the “JGB Warrants”). The Company determined that the fair value of the JGB Warrants was $972, which is included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016.

In connection with the execution of the September 1, 2016 Amendment Agreement, the Company issued to JGB Waltham the Third Amended and Restated Senior Secured Convertible Debenture (the “Amended and Restated Debenture”), in order to, among other things, amend the December Debenture to (i) provide that the Company may prepay such debenture upon prior notice at a 10% premium, (ii) modify the conversion price at which such debenture converts into common stock from a fixed price of $0.80 to the lowest of (a) $0.2043 per share, (b) 80% of the average VWAPs (as defined in the Amended and Restated Debenture) for each of the five consecutive trading days immediately prior to the applicable conversion, and (c) 85% of the VWAP (as defined in the Amended and Restated Debenture) for the trading day immediately preceding the applicable conversion (the “Conversion Price”), and (iii) eliminate three additional 7.5% payments due to JGB Waltham in 2017, 2018 and 2019, as per such debenture. Further, in connection with the execution of the Amendment Agreement, the Company executed the Amended and Restated Senior Secured Note (the “Amended and Restated 2.7 Note”), in order to, among other things, amend the 2.7 Note to provide that JGB Waltham may convert such note into shares of common stock at the applicable Conversion Price at any time and from time to time. Refer to Note 12, Derivative Instruments, for further detail on the Company’s accounting for the Amended and Restated 2.7 Note.

The Company accounted for the September 1, 2016 amendment agreement in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $274 on the consolidated statement of operations as of September 1, 2016. In addition, the Company re-valued the derivative features. Refer to Note 12, Derivative Instruments, for additional information on this transaction.

During the year ended December 31, 2016, JGB Waltham converted $384 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information

During the year ended December 31, 2016, the Company made the following cash payments on the JGB Waltham note:

●	$24 of cash was used to pay interest during September 2016;
●	$339 of cash received from the November 18, 2016 Receivables Purchase Agreement was used to pay principal during November 2016; and

●	$197 of cash received from the December 30, 2016 Receivables Purchase Agreement was used to pay principal during December 2016.

During the year ended December 31, 2016, the Company made the following cash payments on the 2.7 Note:

●	$10 of cash was used to pay interest during September 2016;
●	$2,000 of restricted cash was applied in payment of principal owed during October 2016;

●	$10 of cash was used to pay interest during October 2016; and

●	$5 of cash received from the November 18, 2016 Receivables Purchase Agreement was used to pay interest during November 2016.

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

The Company accounted for the Note Forbearance Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the February 17, 2016 senior secured convertible note in the principal amount of $11,601 and recorded a new senior secured convertible debenture at its new fair value of $6,711 on the balance sheet as of May 17, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $2,772 on the consolidated statement of operations as of May 17, 2016. In addition, the Company re-valued the derivative features associated with the February 17, 2016 senior secured convertible note. Refer to Note 12, Derivative Instruments, for additional information on this transaction.

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

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 12, Derivative Instruments, for additional information on this transaction.

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord, and agreed to a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $0.94 per share of the Company’s common stock and the average volume weighted average price of the Company’s common stock sixty days after the shares of the Company’s common stock are freely tradable. Refer to Note 12, Derivative Instruments, for further detail on the Company’s accounting for the JGB Concord make-whole provision.

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Note in the principal amount of $11,601 and recorded a new senior secured convertible note at its new fair value of $7,786 on the balance sheet as of June 23, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,150 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Note. Refer to Note 12, Derivative Instruments, for additional information on this transaction.

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

During the year ended December 31, 2016, JGB Concord converted $921 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information.

During the year ended December 31, 2016, the Company made the following cash payments on the JGB Concord note:

●	$42 of cash was used to pay interest during September 2016;
●	$391 of cash received from the November 18, 2016 Receivables Purchase Agreement was used to pay principal during November 2016; and

●	$31 of cash received from the December 30, 2016 Receivables Purchase Agreement was used to pay interest during December 2016.

Principal of $3,748 related to the September 1, 2016 Second Amended and Restated Senior Secured Convertible Note remained outstanding as of December 31, 2016. Principal of $0 related to the 5.2 Note remained outstanding as of December 31, 2016.

Trinity Hall Promissory Note

On December 30, 2016, the Company issued to Trinity Hall a promissory note in the principal amount of $500, with interest accruing at the rate of 3% per annum, which matures on January 1, 2018. This note was assigned from certain related party notes payable to Mark Munro (see Note 18, Related Parties, for further detail).

12.	DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for derivatives conversion options embedded in its convertible and freestanding instruments in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities ("ASC Topic 815").

MidMarket Warrants

The Company issued warrants to lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding at December 31, 2016 and 2015.

The terms of the warrants issued in September 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $5.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the loan agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 234,233 shares. On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and was being amortized over the original life of the related loans. The amount of the derivative liability was computed by using the Black-Scholes option pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued. In accordance with ASC Topic 480, the warrants are classified as liabilities because there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt is revalued each reporting period and the increase or decrease is recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.” At each reporting date, the Company performs an analysis of the fair value of the warrants using the Black-Scholes pricing model and adjusts the fair value accordingly.

On September 17, 2016, the fourth anniversary date of the warrants, the Company failed to meet the minimum adjusted earnings before interest, taxes, depreciation and amortization provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2018.

On December 31, 2016 and 2015, the Company used a binomial pricing model to determine the fair value of the warrants on those dates and determined the fair value was $0 and $21, respectively. The Company recorded the change in the fair value of the derivative liability as a gain on fair value of derivative liability on the consolidated statement of operations for the years ended December 31, 2016 and 2015 of $21 and $191, respectively.

The fair value of the warrant derivative liability as of December 31, 2016 and 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31,
	2016	2015

Fair value of Company’s common stock	$0.03	$1.00
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	120%	80%
Exercise price per share	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.7 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	0.12%	0.86%

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

On December 31, 2016 and 2015, the fair value of the conversion feature of the Forward Investments, LLC convertible notes was $791 and $13,534, respectively, which is included in derivative financial instruments on the consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability on the consolidated statement of operations for the years ended December 31, 2016 and 2015 as a gain of $12,743 and a loss of $10,504, respectively.

The fair value of the Forward Investments, LLC convertible notes derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2016				December 31, 2015
Principal amount	$3,210	$390	$1,025	$4,373	$3,650	$390	$2,825	$4,373

Conversion price per share	$0.78	$0.78	$0.78	$0.78	$0.78	$0.78	$0.78	$0.78
Risk free rate	1.93%	1.93%	0.51%	0.85%	1.93%	1.93%	0.49%	1.06%
Life of conversion feature (in years)	5.0	5.0	0.3	1.0	6.0	6.0	0.5	2.0
Volatility	100%	100%	135%	120%	105%	105%	105%	105%

August 6, 2015 Demand Promissory Note – Senior Convertible Note Embedded Features

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matured on January 6, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $524 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

On December 31, 2016 and 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $176 and $339, respectively. The Company recorded the change in the fair value of the derivative liability on the consolidated statement of operations for the years ended December 31, 2016 and 2015 as a gain of $163 and $185, respectively.

The August 6, 2015 senior convertible note matured on January 6, 2017 and was due on demand. Subsequent to December 31, 2016, the note was paid off through conversions of the debt into shares of the Company’s common stock. Refer to Note 21, Subsequent Events, for additional detail.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2016	December 31, 2015
Principal amount	$1,198	$2,105

Conversion price per share	$1.25	$1.25
Conversion trigger price per share	None	None
Risk free rate	0.44%	0.69%
Life of conversion feature (in years)	0.10	1.10
Volatility	135%	105%

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

As a result of the conversion of the outstanding principal balance (see Note 11, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2016. As of December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $155. The Company recorded a gain and loss of $155 and $6, respectively, on the consolidated statement of operations for the years ended December 31, 2016 and 2015.

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

November 12, 2015 Exchange Agreement Tranches – Senior Convertible Note Embedded Features

On November 12, 2015, the Company entered into an exchange agreement with an investor whereby the Company exchanged a portion of the senior secured note originally issued by the Company to GPB Life Science Holdings, LLC on December 3, 2014 and subsequently assigned to the investor, for new senior convertible notes issued in three tranches of $500 for a total principal amount of $1,500. The notes had a term of one year, bore interest at 12% per annum, and were convertible into shares of the Company’s common stock at a conversion price equal to $1.25 per share, subject to adjustment as set forth in the notes.

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

On December 31, 2015, the Company used a Monte Carlo simulation to value the settlement features of the three tranches of senior convertible notes and determined the fair value to be $57 related to tranche one, $78 related to tranche two, and $118 related to tranche three. The Company recorded gains on fair value of derivative instruments of $107 related to tranche one and $127 related to tranche two, and a loss on fair value of derivative instruments of $9 related to tranche three on the consolidated statement of operations for the year ended December 31, 2015. During the year ended December 31, 2016, the three tranches of senior convertible notes were converted into shares of the Company’s common stock (see Note 11, Term Loans, for further detail). The Company recorded the change in fair value of the derivative liability as a gain of $253 in the consolidated statement of operations for the year ended December 31, 2016.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2015
Principal amount	$250	$333	$500

Conversion price per share	$1.25	$1.25	$1.25
Conversion trigger price per share	None	None	None
Risk free rate	0.14%	0.14%	0.15%
Life of conversion feature (in years)	0.08	0.12	0.16
Volatility	105%	105%	105%

Dominion November 4, 2016 Exchange Agreement – Senior Convertible Debt Features

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40, and the note became convertible into shares of the Company’s common stock. The note is convertible at the lower of (i) $0.10, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date (for additional detail refer to Note 11, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 4, 2016, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $242 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $78, and recorded a gain of $164 on the consolidated statement of operations for the year ended December 31, 2016.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2016
Principal amount	$604,800

Conversion price per share	$0.10
Conversion trigger price per share	None
Risk free rate	0.76%
Life of conversion feature (in years)	0.80
Volatility	120%

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

On December 31, 2016 and 2015, the Company used a binomial lattice pricing model to determine the fair value of the warrants and derived an implied fair value of $0 and $2, respectively, which is included in derivative financial instruments at estimated fair value on the consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability for the years ended December 31, 2016 and 2015 as a gain in the consolidated statements of operations of $2 and $48, respectively.

The fair value of the 31 Group, LLC April 2015 exchange agreement warrants derivative as of December 31, 2015 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

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

On May 15, 2015, the Company entered into Amendment No. 1 to the bridge financing agreement with GPB Life Science Holdings LLC. Pursuant to such amendment, the Company issued to the investor a new four-year warrant (the “GPB-3 warrant”), exercisable for up to 200,000 shares of the Company’s common stock, with an exercise price of $3.75 per share, subject to adjustment as set forth in such amendment; and a new four-year warrant (the “GPB-4 warrant”), exercisable for up to 50,000 shares of the Company’s common stock, with an exercise price of $3.93 per share, subject to adjustment as set forth in such amendment, and amended the exercise price of the prior warrants to $3.75 per share (as discussed in the next paragraph), subject to adjustment as set forth in such amendment. The Company evaluated the GPB-3 warrants and GPB-4 warrants issued in connection with such amendment and recorded the amount as a loss on debt extinguishment of $504 on the consolidated statement of operations as of May 15, 2015. The Company evaluated the warrants and determined that the warrants could be classified as a component of stockholders’ deficit and as such, recorded the warrants within the common stock warrants line-item on the consolidated balance sheet as of May 15, 2015.

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

On December 29, 2015, the Company entered into an agreement with the JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB (Cayman) Waltham Ltd. a senior secured convertible debenture (as noted in Note 11 Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the GPB-1 warrants, GPB-2 warrants and GPB-3 warrants and revalued the warrants at the $1.75 conversion price and determined that the fair value of the warrants was $258, which is included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet.

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

On December 29, 2015, the Company entered into an agreement with the JGB (Cayman) Waltham Ltd. whereby the Company issued to JGB (Cayman) Waltham Ltd. a senior secured convertible debenture (as noted in Note 11 Term Loans) and, among other things, a portion of the JGB (Cayman) Waltham Ltd. proceeds were used to repay the GPB Life Science Holdings, LLC bridge notes. On this date, the Company evaluated the payoff of the GPB Life Science Holdings, LLC bridge notes and determined that the repayment of the bridge notes qualified for debt extinguishment accounting under ASC-470-50, Debt – Modifications and Extinguishments (“ASC-470-50”). In accordance with ASC-470-50, the Company evaluated the maturity date feature prior to the payoff transaction and determined that the feature had a fair value of $31, which the Company recorded the change in fair value of $44 as a gain on change in fair value of derivative instruments on the consolidated statement of operations. In conjunction with the payoff, the Company re-evaluated the maturity date feature and determined that the derivative was extinguished along with the related bridge financing debt. As such, the Company recorded a gain of $31 within loss on extinguishment of debt on the consolidated statement of operations as of December 31, 2015.

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

On July 20, 2016 and September 1, 2016, principal of $55 and $97, respectively, was added to the Smithline senior convertible note. Refer to Note 11, Term Loans, for additional detail.

On December 31, 2016 and 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes and determined the fair value to be $0 and $85, respectively. The Company recorded the change in the fair value of the derivative liability for the years ended December 31, 2016 and 2015 as a gain in the consolidated statements of operations of $85 and $46, respectively.

The Smithline senior convertible note matured on January 11, 2017 and is now due on demand.

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

On May 17, 2016, the Company entered into the Debenture Forbearance Agreement with JGB Waltham pursuant to which JGB Waltham agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Debenture Forbearance Agreement (Refer to Note 11, Term Loans, for further details). The Company evaluated the Debenture Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Debenture Forbearance Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,154 to its consolidated statement of operations on May 17, 2016.

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

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 11, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the December Debenture as a debt modification in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $1,552 to its consolidated statement of operations on September 1, 2016.

On December 31, 2016 and 2015, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and determined the fair value to be $533 and $3,150, respectively. The Company recorded the change in the fair value of the derivative liability for the years ended December 31, 2016 and 2015 as a gain of $3,173 and $69, respectively, which includes all extinguishment and conversion accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the consolidated statements of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2016	December 31, 2015
Principal amount	$5,034	$7,500

Conversion price per share	$0.20	$1.33
Conversion trigger price per share	$2.00	$4.00
Risk free rate	1.31%	0.86%
Life of conversion feature (in years)	2.41	1.50
Volatility	100%	105%

JGB (Cayman) Waltham Ltd. 2.7 Note Convertible Debenture Features

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 11, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement and determined that the fair value of the features was $1,200 as of September 1, 2016 and recorded these items on the consolidated balance sheets as a derivative liability. The debt discounts are being amortized over the life of the loan.

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $119 and recorded a gain on fair value of derivative instruments of $1,081 for the year ended December 31, 2016 on the consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2016
Principal amount	$593

Conversion price per share	$0.20
Conversion trigger price per share	$2.00
Risk free rate	0.62%
Life of conversion feature (in years)	0.58
Volatility	130%

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

On February 17, 2016, the Company entered into a securities exchange agreement by and among the Company, VaultLogix, and JGB Concord, whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to the lender party a new 8.25% senior secured convertible note dated February 18, 2016 in the aggregate principal amount of $11,601 (refer to Note 11, Term Loans, for further details).

The Company evaluated the senior secured convertible note’s settlement provisions and determined that the conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On February 18, 2016, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $1,350 related to the conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a derivative liability. The debt discounts are being amortized over the life of the loan.

On May 17, 2016, the Company entered into the Note Forbearance Agreement with JGB Concord pursuant to which JGB Concord agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Note Forbearance Agreement (Refer to Note 11, Term Loans, for further details). The Company evaluated the Note Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Note Forbearance Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $2,196 to its consolidated statement of operations on May 17, 2016.

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

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 11, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement to determine the fair value. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $924 to its consolidated statement of operations on June 23, 2016.

As part of the June 23, 2016 amended agreement with JGB Concord, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord (Refer to Note 16, Stockholders’ Deficit, for further detail), which includes a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $0.94 per share of the Company’s common stock and the average volume weighted average price per share of the Company’s common stock sixty days after shares of the Company’s common stock are freely tradable. The Company accounted for the make-whole provision within the June 23, 2016 amendment agreement as a derivative liability and utilized a binomial lattice model to ascribe a value of $280, which was recorded as a derivative liability on the Company’s consolidated balance sheet and as a loss on extinguishment of debt on the Company’s consolidated statement of operations on June 23, 2016.

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 11, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $1,308 to its consolidated statement of operations on September 1, 2016.

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $397 and recorded the change in fair value of derivative instruments for the year ended December 31, 2016 as a gain of $397, which includes all extinguishment and conversion accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the consolidated statement of operations.

The fair value of the JGB Concord derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2016
Principal amount	$3,749

Conversion price per share	$0.20
Conversion trigger price per share	$2.00
Risk free rate	1.31%
Life of conversion feature (in years)	2.41
Volatility	100%

On December 31, 2016, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $819. The Company recorded a loss on fair value of derivative instruments of $539 for the year ended December 31, 2016 on the consolidated statement of operations.

The fair value of the JGB Concord make-whole provision at the measurement date was calculated using a binomial lattice model with the following factors, assumptions and methodologies:

December 31, 2016
Fair value of Company's common stock	$0.03
Volatility	120%
Exercise price	0.94
Estimated life	0.15
Risk free interest rate (based on 1-year treasury rate)	0.48%

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

Beginning on October 9, 2015 and continuing through November 12, 2015, the third-party began exercising the warrants to purchase shares of the Company’s common stock. During this time, the third-party exercised all of the 425,000 warrants issued on April 1, 2015 to purchase 287,001 shares of the Company’s common stock. The third-party applied the proceeds from the warrant exercise to reduce outstanding accounts payable of $452. The Company recorded a reduction in accounts payable of $452, a reduction in the derivative balance of $743, and recorded a loss on fair value of derivative of $30. As of November 12, 2015, there were no remaining warrants issued for settlement of accounts payable or any related derivative liabilities.

On September 8, 2016, the Company issued a warrant to purchase up to a total of 2,500,000 shares of common stock at any time on or prior to April 1, 2017. The exercise price of the warrant is $0.001. The warrant was issued in consideration for the outstanding accounts payable to the holder of the warrant. Based on the agreement, the proceeds from the eventual sale of the common stock based on the exercise of all or a portion of the warrant will be applied towards unpaid invoices for services previously rendered to the Company. The Company determined that the fair value of the warrants was $460, which is included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016.

During the three months ended December 31, 2016, the warrant value became less than the accounts payable owed. As a result, a derivative had to be recorded on the consolidated balance sheet as of December 31, 2016 in accordance with ASC 480. On December 31, 2016, the Company used a binomial lattice model to value the warrant derivative and determined the fair value to be $152. The Company recorded a loss on fair value of derivative instruments of $152 for the year ended December 31, 2016 on the consolidated statement of operations.

The fair value of the warrant derivative as of December 31, 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

December 31, 2016
Fair value of Company's common stock	$0.03
Volatility	120%
Exercise price	0.001
Estimated life	0.25
Risk free interest rate (based on 1-year treasury rate)	0.57%

13.	INCOME TAXES

The Company’s pre-tax loss for the years ended December 31, 2016 and 2015 consisted of the following:

	Years Ended December 31,
	2016	2015
Domestic	$(26,815)	$(51,793)
Foreign	85	(87)
Pre-tax Loss	$(26,730)	$(51,880)

The provision for (benefit from) income taxes for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Federal	$-	$-
State	81	99
Foreign	13	103
Total current	$94	$202

Deferred:
Federal	$100	$(1,348)
State	13	(199)
Total deferred	113	(1,547)
Total provision for (benefit from) income taxes	$207	$(1,345)

The Company’s income taxes were calculated on the basis of $55 of foreign net income.

The Company’s effective tax rate for the years ended December 31, 2016 and 2015 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2016	2015
	%	%
Federal tax benefit at statutory rate	(34.0)	(34.0)
Permanent differences	120.4	11.9
State tax benefit, net of Federal benefits	(4.4)	(2.0)
Other	2.2	1.1
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	0.1	0.2
Net change in valuation allowance	(83.4)	20.5
Foreign tax credits	(0.1)	(0.2)
Benefit	0.8	(2.5)

The Company has not provided for United States federal income and foreign withholding taxes on any undistributed earnings from non-United States operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting United States income tax liability. As of December 31, 2016, there was $919 in cumulative foreign earnings upon which United States income taxes had not been provided.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2016	2015
Net operating loss carry forwards	$6,582	$24,847
Depreciation	151	120
Accruals and reserves	721	573
Capital loss carry forwards	74	-
Credits	3	690
Stock-based compensation	3,297	1,935
Total assets	10,828	28,165

Convertible debt	(1,264)	-
Intangible assets	(2,116)	(3,443)
Total liabilities	(3,380)	(3,443)
Less: Valuation allowance	(8,450)	(25,631)

Net deferred tax liabilities	$(1,002)	$(909)

As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards (“NOL’s”) of approximately $11,428 and $65,246, respectively, and state NOL’s of approximately $35,534 and $60,910, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of December 31, 2016 and 2015, the Company had federal tax credit carryforwards of $3 and $690, respectively, available to reduce future taxes. These credits begin to expire in 2022. As of December 31, 2016, the Company also had a foreign net operating loss carryforward of $397, which will expire in 2025.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss, capital loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of net operating losses capital losses and credits prior to full utilization.

Following its Initial Public Offering (IPO), the Company conducted an analysis of whether an ownership change had occurred. The Company takes these limitations into account in determining its available NOL’s.

The Company has not completed a study to assess whether another ownership change has occurred or whether there have been multiple ownership changes since the Company’s IPO. However, in 2016, as a result of the issuance of common shares upon debt conversions, the Company believes an ownership change under Sec. 382 may have occurred. As a result of this ownership change certain of the Company’s net operating loss, capital loss and credit carryforwards will expire prior to full utilization. The Company has reduced its carryforwards by those amounts in the disclosures herein.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2016 and 2015, there was no accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Due to the Company's net operating loss carryforwards all years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. In addition, all of the net operating loss and credit carryforwards that may be used in future years are still subject to adjustment. The Internal Revenue Service (IRS) has completed its examination of the Company’s 2013 Corporation Income tax Return. The Company has agreed to certain adjustments proposed by the IRS and is appealing others. Separately, the IRS has questioned the Company’s classification of certain individuals as independent contractors rather than employees. The Company estimates its potential liability to be $125 but the liability, if any, upon final disposition of these matters is uncertain.

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

The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights that may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of the current economic developments and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable as of December 31, 2016 and 2015.

The Company did not have a customer accounting for 10% or greater of consolidated revenues for the year ended December 31, 2016. As of, and for the year ended, December 31, 2015, concentrations of significant customers within the professional services segment were as follows:

2015	Accounts Receivable	Revenues
Ericsson, Inc.	9%	14%

Geographic Concentration Risk

Substantially all of the Company’s customers are located within the United States and Puerto Rico.

15.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its properties under leases that expire on various dates through 2020. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

Rent expense incurred under the Company’s operating leases amounted to $965 and $997 during the years ended December 31, 2016 and 2015, respectively.

The future minimum obligation during each year through 2020 under the leases with non-cancelable terms in excess of one year is as follows:

Years Ending December 31,	Future Minimum Lease Payments

2017	$233
2018	177
2019	134
2020	57
Total	$601

16.	STOCKHOLDERS’ DEFICIT

Common Stock:

Public Offering

On November 5, 2013, the Company completed an offering of its common stock in which the Company sold 1,250,000 shares of common stock at a price of $4.00 per share. In connection with the offering, 625,000 warrants to purchase 625,000 shares of common stock were also sold at $0.01 per warrant. The net proceeds to the Company from the offering after underwriting discounts and expenses was $4,550. Of the 625,000 warrants sold, 111,095 were exercised as of December 31, 2016.

Basis for determining fair value of shares issued

The Company determines the value at which to record common stock issued in connection with acquisitions, debt conversions and settlements, loan modifications and employee and non-employee compensation arrangements, using the market price of the common stock on the date of issuance.

Issuance of shares of common stock to non-employees for services

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

During July 2016, the Company issued 282,142 shares of common stock to consultants in exchange for consulting services relating to corporate matters. Of the shares issued, 57,142 were immediately vested and valued at fair value of $0.58. The Company recorded $33 to salaries and wages expense. The remaining 225,000 shares vest on varying schedules through December 31, 2017.

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

Issuance of shares of common stock upon settlement of the bridge financing agreement

On December 29, 2015, the Company entered into a conversion agreement with GPB Life Science Holdings, LLC (refer to Note 11, Term Loans, for additional detail) pursuant to which, among other things, GPB Life Science Holdings, LLC converted the remaining $1,500 principal balance into 1,918,649 shares of the Company’s common stock.

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

Issuance of shares pursuant to acquisition of assets of SDN Essentials, LLC

In January 2016, the Company issued 1,000,000 shares of common stock valued at $1.00 per share in connection with the acquisition of assets of SDNE. In addition to the shares, the Company paid $50 in cash and an earn out provision of $515, subject to SDNE meeting certain revenue targets.

During July 2016, the Company issued a pool of 50,000 shares of the Company’s common stock, which was allocated among employees of SDNE.

Issuance of shares pursuant to private placement

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

Issuance of shares pursuant to Dominion Capital LLC promissory notes

In January 2016, the Company issued an aggregate of 466,669 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $583. The shares were issued at $1.25 per share, per the terms of the notes payable.

In February 2016, the Company issued an aggregate of 649,098 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $590. The shares were issued at $1.25 per share, per the terms of the notes payable.

In March 2016, the Company issued an aggregate of 402,520 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $289. The shares were issued at $1.25 per share, per the terms of the notes payable.

In June 2016, the Company issued an aggregate of 284,406 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $156. The shares were issued at $0.55 per share, per the terms of the notes payable.

In July 2016, the Company issued an aggregate of 588,611 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $283. The shares were issued at average fair value of $0.46 per share, per the terms of the agreements.

In August 2016, the Company issued an aggregate of 603,340 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $207. The shares were issued at average fair value of $0.35 per share, per the terms of the agreements.

In September 2016, the Company issued an aggregate of 2,064,448 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $287. The shares were issued at average fair value of $0.15 per share, per the terms of the agreements.

In October 2016, the Company issued an aggregate of 3,102,298 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $196. The shares were issued at average fair value of $0.06 per share, per the terms of the agreements.

In November 2016, the Company issued an aggregate of 6,667,765 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $224. The shares were issued at average fair value of $0.03 per share, per the terms of the agreements.

In December 2016, the Company issued an aggregate of 16,496,044 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $268. The shares were issued at average fair value of $0.02 per share, per the terms of the agreements.

Issuance of shares pursuant to Smithline Senior Convertible Note

In February 2016, the Company issued an aggregate of 199,573 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $75. The shares were issued at $0.38 per share, per the terms of the note payable.

In March 2016, the Company issued an aggregate of 105,835 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $49. The shares were issued at $0.46 per share, per the terms of the note payable.

In April 2016, the Company issued an aggregate of 73,996 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $48. The shares were issued at $0.65 per share, per the terms of the note payable.

In May 2016, the Company issued an aggregate of 88,532 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $48. The shares were issued at $0.54 per share, per the terms of the note payable.

In June 2016, the Company issued an aggregate of 68,254 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $47. The shares were issued at $0.69 per share, per the terms of the note payable.

In July 2016, the Company issued an aggregate of 98,386 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $47. The shares were issued at $0.48 per share, per the terms of the note payable.

In August 2016, the Company issued an aggregate of 150,521 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $57. The shares were issued at $0.38 per share, per the terms of the note payable.

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

Issuance of shares to JGB Concord and JGB Waltham

In June 2016, the Company issued 900,000 shares of common stock valued at $0.92 per share as a concession for restructuring certain debt agreements. The Company recorded these shares as a loss on fair value of debt extinguishment of $828 on the consolidated statement of operations for the year ended December 31, 2016.

In September 2016, the Company issued an aggregate of 4,592,940 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $586. The shares were issued at average fair value of $0.13 per share, per the terms of the agreements.

In October 2016, the Company issued an aggregate of 3,605,440 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $226. The shares were issued at average fair value of $0.06 per share, per the terms of the agreements.

In November 2016, the Company issued an aggregate of 7,550,872 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $301. The shares were issued at average fair value of $0.04 per share, per the terms of the agreements.

In December 2016, the Company issued an aggregate of 5,759,782 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $191. The shares were issued at average fair value of $0.03 per share, per the terms of the agreements.

Issuance of shares to Forward Investments, LLC

In July 2016, the Company issued an aggregate of 793,519 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $446. The shares were issued at average fair value of $0.55 per share, per the terms of the agreements.

In August 2016, the Company issued an aggregate of 926,998 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $396. The shares were issued at average fair value of $0.44 per share, per the terms of the agreements.

In September 2016, the Company issued an aggregate of 3,964,061 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $620. The shares were issued at average fair value of $0.15 per share, per the terms of the agreements.

In October 2016, the Company issued an aggregate of 2,253,000 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $156. The shares were issued at average fair value of $0.07 per share, per the terms of the agreements.

In November 2016, the Company issued an aggregate of 3,989,000 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $182. The shares were issued at average fair value of $0.05 per share, per the terms of the agreements.

In December 2016, the Company issued an aggregate of 12,723,340 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $439. The shares were issued at average fair value of $0.03 per share, per the terms of the agreements.

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

During November 2016, the Company repurchased 100,000 shares at par value of $.0001 per share from a third party who terminated their consulting agreement.

During December 2016, the Company repurchased 500,000 shares at par value of $.0001 per share from an employee who terminated employment.

17.	STOCK-BASED COMPENSATION

The Company adopted formal stock option plans in 2012 and 2015. The Company issued options prior to the adoption of this plan, but the amount was not material. Historically, the Company has awarded stock grants to certain of its employees and consultants that did not contain any performance or service conditions. Compensation expense included in the Company’s consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. During the year ended December 31, 2015, the Company granted an aggregate of 3,258,539 shares under the 2012 and 2015 performance incentive plans, of which 1,366,531 shares were subject to a 3-year vesting term, 25,000 shares were subject to 6-month vesting, and 1,867,008 shares had no vesting terms. During the year ended December 31, 2016, the Company granted an aggregate of 2,055,741 shares under the 2015 performance incentive plan, of which 267,500 shares were subject to a 3-year vesting term, 979,171 shares were subject to 6-month vesting, 100,000 shares were scheduled to vest on January 1, 2017, 412,500 shares were scheduled to vest on June 30, 2017, 75,000 shares were scheduled to vest on December 31, 2017, and 221,570 shares had no vesting terms.

2012 Performance Incentive Plan, Employee Stock Purchase Plan, and 2015 Performance Incentive Plan

On November 16, 2012, the Company adopted its 2012 Equity Incentive Plan (the "Equity Incentive Plan") and its Employee Stock Purchase Plan (the "Stock Purchase Plan"). Both plans were established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 2,325,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan. On January 1, 2015, pursuant to the terms of the Equity Incentive Plan, an additional 500,000 shares of the Company’s common stock were made available for issuance under the Equity Incentive Plan. From the inception of the Equity Incentive Plan through the year ended December 31, 2016, an aggregate of 2,909,389 shares were granted under the Equity Incentive Plan, and 149,359 shares authorized under the Equity Incentive Plan remain available for award purposes. In connection with the Company’s adoption of the Company’s 2015 Performance Incentive Plan, which is discussed below, the Company agreed that no additional grants of awards will be made under the Equity Incentive Plan.

The Stock Purchase Plan is designed to allow the Company’s eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 500,000 shares of the Company’s common stock was initially available for issuance under the Stock Purchase Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of December 31, 2016 and 2015, no shares had been purchased under the Stock Purchase Plan and, at December 31, 2016, 500,000 shares were authorized for issuance under the Stock Purchase Plan.

On June 26, 2015, the Company adopted, and on September 21, 2015, the Company’s stockholders approved, the Company’s 2015 Performance Incentive Plan (the “Performance Incentive Plan”). The plan was established to provide a means through the grant of awards to attract, motivate, retain, and reward selected employees and other eligible persons. For the Performance Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 4,177,447 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the Performance Incentive Plan. In addition, the share reserve under the Performance Incentive Plan will be increased to include shares subject to outstanding awards under the Equity Incentive Plan that are forfeited, cancelled or otherwise settled under the Equity Incentive Plan without the issuance of shares of common stock. The number of authorized shares under the Performance Incentive Plan will automatically increase on the first trading day in January of each year (commencing with January 2016) by an amount equal to lesser of (i) 7.5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, and (ii) such lesser number as determined by the Company’s board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the Performance Incentive Plan. During the year ended December 31, 2016, the Company repurchased 796,488 shares previously granted. During the years ended December 31, 2016 and 2015, 2,555,741 and 964,629 shares, respectively, were granted under the Performance Incentive Plan, and at December 31, 2016 and 2015, 1,453,565 and 1,035,371 shares, respectively, authorized under the Performance Incentive Plan remained available for award purposes.

Restricted Stock

The following table summarizes the Company’s restricted stock unit activity for the years ended December 31, 2016 and 2015.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2014	1,373,987	$5.67
Granted	1,391,531	$2.31
Vested	(614,497)	$5.41
Forfeited/Cancelled	(127,905)	$4.62
Exercised	-	$-
Outstanding at December 31, 2015	2,023,116	$3.50

Granted	2,334,171	$0.59
Vested	(672,411)	$4.16
Forfeited/Cancelled	(796,488)	$1.15
Exercised	-	$-
Outstanding at December 31, 2016	2,888,388	$1.64

For the years ended December 31, 2016 and 2015, the Company incurred $85 and $4,901, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

 The Company recorded an additional $3,384 and $3,746 in stock compensation expense on shares subject to vesting terms in previous periods during the years ended December 31, 2016 and 2015, respectively.

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

During July 2016, the Company issued an aggregate of 2,044,357 shares of its common stock to various employees and officers for services rendered. The shares were valued between $0.58 and $0.68 per share. The Company recorded the expense to salaries and wages expense.

Issuance of shares of common stock to employees for incentive earned

During March 2016, the Company issued an aggregate of 73,519 shares to an employee in settlement of incentives earned. The shares were values at $0.68 per share. The Company had accrued for $50 of the expense in 2015.

During July 2016, the Company issued an aggregate of 64,814 shares to two employees in settlement of incentives earned subject to a six-month vesting schedule. The Company recorded the expense to salaries and wages expense.

The following table summarizes the amount of stock compensation expense to be recognized for vesting shares.

Years Ending December 31,	Future Stock Compensation Expense
2017	$1,727
2018	256
2019	18
Total	$2,001

Options

The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2016 and 2015.

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	175,000	$3.72	7.29	$140
Granted	-	$-	-	$-
Forfeited and expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2015	175,000	$3.72	6.29	$476
Exercisable at December 31, 2015	158,333	$3.72	6.29	$431

Granted	-	$-	-	$-
Forfeited and expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2016	175,000	$3.72	5.29	$646
Exercisable at December 31, 2016	166,667	$3.72	5.29	$615

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2016 and 2015 of $0.03 and $1.00, respectively.

18.	RELATED PARTIES

At December 31, 2016 and 2015, the Company had outstanding the following notes payable to related parties:

	December 31,
	2016	2015

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $38 and $72, respectively	$658	$525
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $36 and $68, respectively	339	307
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $62 and $116, respectively (partially reclassified to term loans during 2016 - refer to the reclassification paragraphs later within this footnote and Note 11, Term Loans)	575	1,221
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $152 and $286, respectively	2,398	2,364
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured, net of debt discount of $0 and $749, respectively	4,235	5,727
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $861 and $1,528, respectively	3,513	2,844
Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured, net of debt discount of $0 and $147, respectively	390	243
Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016, due on demand	5,755	5,755
Former owner of IPC, unsecured, 15% interest, due on demand	75	75
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016	225	225
	18,163	19,286
Less: current portion of debt	(9,531)	(11,103)
Long-term portion of notes payable, related parties	$8,632	$8,183

Future maturities of related party debt are as follows:

Year ending December 31,
2017	$10,680
2018	8,632

Total principal payments	$19,312

Future annual amortization of debt discounts is as follows:

Year ending December 31,
2017	$1,149

Total debt discount amortization	$1,149

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the years ended December 31, 2016 and 2015 amounted to $3,515 and $4,121, respectively.

All notes payable to related parties are subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. term loan notes.

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

On February 10, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $100 principal amount of its January 1, 2014 note into 42,553 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further detail.

On February 25, 2015, the Company restructured the terms of the Mark Munro 1996 Charitable Remainder UniTrust in order to extend the maturity dates thereof and to reduce the interest rate accruing thereon (Refer to the restructuring paragraphs later within this footnote for further detail). The following notes were restructured as follows:

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

During June 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted $25 of principal amount of notes payable and related accrued interest into 8,306 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further detail.

On July 21, 2015, the Mark Munro 1996 Charitable Remainder UniTrust converted the remaining $450 principal amount and related accrued interest of $5 of its promissory note into 219,820 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further detail.

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

In consideration for such restructuring, the Company issued to Mark Munro 63,700 shares of unregistered common stock, the CamaPlan FBO Mark Munro IRA 39,690 shares of unregistered common stock, 1112 Third Avenue Corp. 87,500 shares of unregistered common stock, the Mark Munro 1996 Charitable Remainder UniTrust 27,500 shares of unregistered common stock and Pascack Road, LLC 157,500 shares of unregistered common stock. For the year ended December 31, 2015, the Company recorded a loss on modification of debt of $731 on the consolidated statement of operations as of March 31, 2015 related to the consideration given to the debt holders.

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

On December 30, 2016, Mark Munro assigned $500 of his outstanding balance to Trinity Hall, a third party (see Note 11, Term Loans).

As noted in Note 16, Stockholders’ Deficit, related party lenders converted principal into shares of common stock.

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

Due to the embedded conversion feature of the Forward Investments, LLC loans, the Company deemed this feature to be a derivative and recorded a debt discount in the amount of $8,860, which is being amortized over the life of the loans using the effective interest method. Refer to Note 12, Derivative Instruments, for further detail on the Forward Investments derivative.

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

Restructuring of Forward Investments, LLC Promissory Notes and Working Capital Loan

On March 4, 2015, the Company restructured the terms of certain promissory notes issued by it to a related party investor, Forward Investments, LLC, in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $3,650 that bear interest at the rate of 10% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016. These notes matured on July 1, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $2,825 that bear interest at the rate of 2% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016. These notes matured on July 1, 2016; and

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $2,645 were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum, had the maturity date extended by approximately three years to January 1, 2018, and originally were convertible at a conversion price of $6.36 per share until the Convertible Debentures were repaid in full and thereafter $2.35 per share, subject to further adjustment as set forth therein.

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

As part of the restructuring, Forward Investments, LLC agreed to convert $390 of accrued interest on the above-mentioned loans to a new note bearing interest at the rate of 6.5% per annum that matured on July 1, 2016.

In conjunction with the extension of the 2% and 10% convertible notes issued to Forward Investments, LLC, the Company recorded an additional $1,916 of debt discount at the date of the restructuring.

The Company has entered into an agreement with Forward Investments, LLC permitting Forward Investments, LLC to convert its debt into the Company’s common stock at a 5% discount to the daily market price. During the period from July 7, 2016 to December 31, 2016, Forward Investments, LLC converted $2,240 aggregate principal amount of promissory notes into an aggregate of 24,649,918 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information. As a result of these conversions, the Company recorded a loss on conversion of debt of $19 in the consolidated statement of operations for the year ended December 31, 2016.

Convertible Promissory Note to Frank Jadevaia

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. As part of the purchase price for the acquisition, the Company issued a convertible promissory note to Frank Jadevaia, then President of the Company, in the original principal amount of $6,255. The convertible promissory note accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder was originally due and payable on December 31, 2014. At the election of Mr. Jadevaia, the convertible promissory note is convertible into shares of the Company's common stock at a conversion price of $16.99 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events). The Company can elect to force the conversion of the convertible promissory note if the Company’s common stock is trading at a price greater than or equal to $16.99 for ten consecutive trading days. This note is subordinated until the Senior Secured Convertible Notes issued to the JGB entities are paid in full.

On December 31, 2014, the Company and Mr. Jadevaia agreed to a modification of the convertible promissory note. The term of the convertible promissory note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Jadevaia 100,000 shares of common stock.

On May 19, 2015, Mr. Jadevaia assigned $500 of principal related to the convertible promissory note and the assignees converted all $500 principal amount of such note into 232,182 shares of the Company’s common stock with a fair value of $3.38 per common share. Refer to Note 16, Stockholders’ Debt, for further detail on this transaction.

On May 30, 2016, the note matured and is now due on demand.

On November 4, 2016, Mr. Jadevaia resigned from his role as the Company’s President.

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

On May 30, 2016, the note matured and is now due on demand.

Payments to Owners of NGNWare

The Company was a minority owner of 13.7% of NGNWare, LLC from December 17, 2015 to December 31, 2016, when the Company wrote off the note from NGNWare as it was deemed uncollectible.

During the years ended December 31, 2016 and 2015, the Company paid the owners of 86.3% of NGNWare a salary of $6 and $14, respectively, and paid health insurance premiums on their behalf of $16, and $5, respectively. The owners of NGNWare could not procure health insurance on their own, so the Company added them to its health insurance plan. The amounts paid for salary and health insurance were included in the amount the Company invested in NGNWare.

Loans to Employees

During the year ended December 31, 2016, the Company issued loans to employees totaling $928. As of December 31, 2016, the Company had outstanding loans to four employees with total principal of $928. These loans are collateralized by shares of the Company’s common stock held by the employees. As of December 31, the value of the collateral was below the principal value. As a result, the Company recorded a reserve for the balance of $891 on the consolidated balance sheet as of December 31, 2016.

19.	SEGMENT INFORMATION

The Company has acquired three material companies since January 1, 2014. With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues. Due to continued expansion, the Company evaluated its recent acquisitions and their impact upon the existing segment structure. As of December 31, 2014, the Company operated within four operating segments that were aggregated into three reportable segments. During the year ended December 31, 2015, the Company determined that its activities within the cloud services operating segment were of a material nature to the Company as a whole and had different margins than the other components of the managed services segment. As such, the Company determined that the cloud services and managed services segments should be presented separately within the consolidated financial statements. During the year ended December 31, 2016, the Company sold VaultLogix and Axim, which had constituted a majority of the Company’s cloud services segment. As of December 31, 2016, the Company determined that it has three reportable segments: applications and infrastructure, professional services, and managed services. The results of VaultLogix and Axim, the former cloud services segment, are included in discontinued operations on the consolidated statement of operations for the years ended December 31, 2016 and 2015.

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities, Tropical, RM Leasing, and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDNE. The managed services operating segment is primarily comprised of the operations of IPC and RentVM.

In addition to the operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin. As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes. The Company’s former VaultLogix and Axim subsidiaries, which were included in the Company’s former cloud services segment, were reclassified as “discontinued operations” to conform to classifications used in the current period related to the sale of VaultLogix, VaultLogix’s subsidiaries and Axim. The segment information as of and for the year ended December 31, 2015 has been retrospectively updated to reflect this change.

Segment information relating to the Company's results of continuing operations was as follows:

	Year Ended December 31,
	2016	2015

Revenue by Segment
Applications and infrastructure	$22,173	$21,263
Professional services	36,937	26,655
Managed services	18,890	26,190
Total	$78,000	$74,108

Gross Profit by Segment
Applications and infrastructure	$3,632	$6,384
Professional services	10,474	5,651
Managed services	5,699	8,209
Total	$19,805	$20,244

Operating Income (Loss) by Segment
Applications and infrastructure	$(1,755)	$1,092
Professional services	1,991	765
Managed services	(6,105)	(13,992)
Corporate	(12,755)	(13,811)
Total	$(18,624)	$(25,946)

Interest Expense by Segment
Applications and infrastructure	$21	$22
Professional services	-	-
Managed services	30	20
Corporate	13,733	9,355
Total	$13,784	$9,397

Total Assets by Segment
Applications and infrastructure	$16,177	$19,593
Professional services	21,334	18,449
Managed services	15,820	24,718
Corporate	1,238	7,628
Assets of discontinued operations	-	21,843
Total	$54,569	$92,231

Goodwill by Segment
Applications and infrastructure	$6,906	$6,906
Professional services	10,081	9,257
Managed services	6,381	7,495
Total	$23,368	$23,658

Depreciation and Amortization Expense by Segment
Applications and infrastructure	$789	$962
Professional services	516	267
Managed services	787	2,140
Corporate	21	16
Total	$2,113	$3,385

	Year Ended December 31, 2016
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$21,254	$919	$22,173
Professional services	36,582	355	36,937
Managed services	18,890	-	18,890
Total	$76,726	$1,274	$78,000

	Year Ended December 31, 2015
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$20,271	$992	$21,263
Professional services	26,535	120	26,655
Managed services	26,190	-	26,190
Total	$72,996	$1,112	$74,108

	Year Ended December 31, 2016
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$3,427	$205	$3,632
Professional services	10,417	57	10,474
Managed services	5,699	-	5,699
Total	$19,543	$262	$19,805

	Year Ended December 31, 2015
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$6,218	$166	$6,384
Professional services	5,621	30	5,651
Managed services	8,209	-	8,209
Total	$20,048	$196	$20,244

	Year Ended December 31, 2016
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$(1,854)	$99	$(1,755)
Professional services	1,944	47	1,991
Managed services	(6,105)	-	(6,105)
Corporate	(12,755)	-	(12,755)
Total	$(18,770)	$146	$(18,624)

	Year Ended December 31, 2015
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$1,082	$10	$1,092
Professional services	799	(34)	765
Managed services	(13,992)	-	(13,992)
Corporate	(13,811)	-	(13,811)
Total	$(25,922)	$(24)	$(25,946)

For the year ended December 31, 2016, revenues from the largest customer of the applications and infrastructure, professional services and managed services segments were $5,761, $4,929 and $1,981, respectively, which represented 7%, 6% and 3%, respectively, of the Company’s consolidated revenue.

For the year ended December 31, 2015, revenues from the largest customer of the applications and infrastructure, professional services, and managed services segments were $6,072, $10,847 and $3,613, respectively, which represented 8%, 15% and 5%, respectively, of the Company’s consolidated revenue.

20.	DISCONTINUED OPERATIONS

On February 17, 2016, the Company consummated the sale of certain assets of its former wholly-owned subsidiary, VaultLogix, and its subsidiaries, pursuant to the terms of an asset purchase agreement, dated as of February 17, 2016 among the Company, VaultLogix and its subsidiaries and KeepItSafe, Inc., a Delaware corporation. The cash purchase price paid to the Company for the assets was $24,000, which was paid to the Company as follows: (i) $22,000 paid in cash on the closing date and (ii) $2,000 deposited in an escrow account to secure the performance of the obligations of the Company and VaultLogix, including any potential indemnification claims, under the asset purchase agreement, to be released on February 17, 2017. The closing payments were subject to customary working capital adjustments. On November 4, 2016, the Company, VaultLogix and its subsidiaries and KeepItSafe, Inc, executed a settlement agreement, whereby for certain consideration, the Company received $150 of the escrow and KeepitSafe Inc. received $1,850. The settlement agreement released all claims among the parties and eliminated any obligations subsequent to that date.

The assets of VaultLogix and its subsidiaries have been included within the consolidated balance sheets as long-term assets of discontinued operations as of December 31, 2016 and 2015. The results of operations of VaultLogix and its subsidiaries have been included within the line-item labelled net loss on discontinued operations, net of tax within the consolidated statement of operations for the years ended December 31, 2016 and 2015. The Company recorded a gain on the disposal of these assets of $2,637 for the year ended December 31, 2016.

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

The assets and liabilities of Axim have been included within the consolidated balance sheet as current assets of discontinued operations, long-term assets of discontinued operations, and current liabilities of discontinued operations as of December 31, 2016 and 2015. The results of operations of Axim have been included within the line-item labelled net loss on discontinued operations, net of tax within the consolidated statement of operations for the years ended December 31, 2016 and 2015. The Company recorded a loss on the disposal of these assets of $1,063 for the year ended December 31, 2016.

The following table shows the major classes of the Company’s discontinued operations as of December 31, 2016 and 2015.

	December 31,
	2016	2015

Current assets:
Accounts receivable, net of allowances of $52	$-	$91
Current assets of discontinued operations	$-	$91

Long-term Assets:
Property and equipment, net	$-	$1,245
Goodwill	-	10,130
Intangible assets, net	-	10,377
Long-term assets of discontinued operations	$-	$21,752

Current liabilities:
Accrued expenses	$-	$5
Current liabilities of discontinued operations	$-	$5

	For the year ended December 31,
	2016	2015

Revenues	$1,377	$10,717
Cost of revenue	274	1,896
Gross profit	1,103	8,821

Operating expenses:
Depreciation and amortization	439	2,963
Salaries and wages	844	3,275
Selling, general and administrative	528	1,997
Goodwill impairment charge	-	13,219
Intangible asset impairment charge	-	464
Total operating expenses	1,811	21,918

Pre-tax loss from operations	(708)	(13,097)

Other (income) expenses:
Interest expense	(243)	2,105
Other expense	(158)	50
Gain on disposal	1,574	-
Total other (income) expense	1,173	2,155

Pre-tax loss on discontinued operations	465	(15,252)

(Benefit from) provision for income taxes	-	(128)

Loss on discontinued operations, net of tax	$465	$(15,124)

21.	SUBSEQUENT EVENTS

Dominion Capital LLC Promissory Note Debt Conversions

During January 2017, the Company issued 22,510,372 shares of its common stock to Dominion Capital LLC upon the conversion of $333 of principal and accrued interest of a note outstanding.

During February 2017, the Company issued 27,000,723 shares of its common stock to Dominion Capital LLC upon the conversion of $357 of principal and accrued interest of a note outstanding.

From March 1 through March 13, 2017, the Company issued 53,329,015 shares of its common stock to Dominion Capital LLC upon the conversion of $417 of principal and accrued interest of a note outstanding.

Forward Investments, LLC Promissory Note Conversions

During January 2017, the Company issued 31,395,890 shares of its common stock to Forward Investments, LLC upon conversion of $582 principal amount of promissory notes outstanding.

During February 2017, the Company issued 47,525,408 shares of its common stock to Forward Investments, LLC upon conversion of $867 principal amount of promissory notes outstanding.

From March 1 through March 13, 2017, the Company issued 83,039,391 shares of its common stock to Forward Investments, LLC upon conversion of $1,112 principal amount and $254 accrued interest of promissory notes outstanding.

JGB Waltham

During January 2017, the Company made cash payments due to JGB Waltham for principal and interest of $126 and $20, respectively, related to the outstanding December 2015 senior secured convertible debenture.

During January 2017, the Company made cash payments due to JGB Waltham for principal and interest of $89 and $2, respectively, related to the outstanding 2.7 Note.

JGB Concord

During January 2017, the Company issued 17,145,048 shares of common stock to JGB Concord pursuant to conversion of $290 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture.

During January 2017, the Company made cash payments due to JGB Concord for principal and interest of $32 and $14, respectively, related to the outstanding February 2016 senior secured convertible debenture.

During February 2017, the Company issued 3,118,534 shares of common stock to JGB Concord pursuant to conversion of $45 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture.

During February 2017, the Company made cash payments to JGB Concord for principal of $2,500 using proceeds from the sale of the Highwire division of ADEX (see note below for additional detail on the sale).

From March 1 through March 13, 2017, the Company issued 61,204,023 shares of common stock to JGB Concord pursuant to conversion of $575 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture.

JGB Make-Whole Provision

During February 2017, the Company made cash payments to JGB in settlement of the make-whole provision using $815 of proceeds from the sale of the Highwire division of ADEX (see note below for additional detail on the sale).

January 31, 2017 Senior Convertible Promissory Note

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $0.10 or (ii) 80% of the lowest VWAP in the 15 trading days prior to the conversion date.

Smithline Senior Convertible Note Debt Conversions

During February 2017, the Company issued 1,830,459 shares of its common stock to Smithline upon the conversion of $23 of principal of a note outstanding.

From March 1 through March 13, 2017, the Company issued 21,580,444 shares of its common stock to Smithline upon the conversion of $223 of principal of a note outstanding.

December 30, 2016 Receivables Purchase Agreement

During January 2017, the Company made cash payments to Dominion Capital for principal of $220 related to the outstanding December 30, 2016 Receivables Purchase Agreement.

During February 2017, the Company made cash payments to Dominion Capital for principal of $54 related to the outstanding December 30, 2016 Receivables Purchase Agreement.

From March 1 through March 13, 2017, the Company made cash payments to Dominion Capital for principal of $77 related to the outstanding December 30, 2016 Receivables Purchase Agreement.

Sale of High Wire Networks

On February 28, 2017, the Company sold the Highwire division of ADEX. This division accounted for approximately $11.0 million in annual revenue in 2016. Under the terms of the sale, the Company received $4.0 million in cash and is expected to receive an additional working capital adjustment of approximately $0.9 million to be paid in August 2017. The proceeds of this sale were used to reduce certain secured term loans to JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. (the JGB Entities).

In connection with the sale of Highwire, the Company amended its remaining debentures with the JGB Entities reducing the conversion prices on the debentures. Additionally, the Company issued a warrant to the JGB Entities whereby the holder of the warrant has the right to purchase from the Company up to the number of shares of common stock resulting in the Company receiving aggregate proceeds of $1.0 million. The warrant expires on November 28, 2018 and contains a cashless exercise feature. The warrants have an exercise price of $0.04 until May 29, 2017 and the lower of (a) $0.04 and (b) 80% of the lowest daily price of our common stock for the prior 30 days thereafter.

Assignment and Assumption Agreement

On March 8, 2017, JGB (Cayman) Waltham Ltd. assigned $500 of principal of an outstanding note to a third party, MEF I, L.P. The new convertible promissory note has an original principal amount of $550 and accrues interest at a rate of 4.67% per annum, with a maturity date of May 31, 2019. The note is convertible at the lower of (i) $0.04 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date.

