Form 10-Q
period 2017-03-31
INTERCLOUD SYSTEMS, INC.
filed 2017-05-12
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 487,375,998 shares of common stock were issued and outstanding as of May 12, 2017.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 13, 2017, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of future acquisitions;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our competitors developing the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters;

●	we may incur goodwill and intangible asset impairment charges, which could harm our profitability; and

●	we have doubt about our ability to continue as a going concern.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current Assets:
Cash	$816	$1,790
Accounts receivable, net of allowances of $906 and $914, respectively	11,647	13,952
Inventory, net of reserves of $227 and $84, respectively	65	165
Loans receivable, net of reserves of $891 and $891, respectively	422	382
Other current assets	2,361	2,100
Total current assets	15,311	18,389

Property and equipment, net	462	533
Goodwill	17,068	23,368
Customer lists, net	8,227	8,589
Tradenames	2,491	3,178
Other intangible assets, net	66	256
Other assets	186	256
Total assets	$43,811	$54,569

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$10,008	$10,907
Accrued expenses	11,581	10,721
Deferred revenue	3,510	3,058
Income taxes payable	64	53
Bank debt, current portion	133	121
Notes payable, related parties	15,613	9,531
Contingent consideration	515	515
Derivative financial instruments	2,942	1,749
Term loans, current portion, net of debt discount	18,931	21,147
Total current liabilities	63,297	57,802

Long-term Liabilities:
Notes payable, related parties, net of current portion	-	8,632
Deferred income taxes	754	1,002
Term loans, net of current portion, net of debt discount	2,209	1,860
Derivative financial instruments	2,195	1,316
Total long-term liabilities	5,158	12,810

Total Liabilities	68,455	70,612

Commitments and Contingencies

Stockholders' Deficit:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 488,929,872 and 114,067,218 issued and 487,375,998 and 112,840,013 outstanding as of March 31, 2017 and December 31, 2016, respectively	48	11
Common stock warrants, no par	2	1,727
Treasury stock, at cost - 1,553,874 and 1,227,205 shares at March 31, 2017 and December 31, 2016, respectively	(1)	(1)
Additional paid-in capital	138,184	130,860
Accumulated deficit	(163,203)	(148,983)
Total InterCloud Systems, Inc. stockholders' deficit	(24,970)	(16,386)
Non-controlling interest	326	343
Total stockholders' deficit	(24,644)	(16,043)

Total liabilities and stockholders’ deficit	$43,811	$54,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended
	March 31,
	2017	2016

Service revenue	$13,763	$14,611
Product revenue	187	3,018
Total revenue	13,950	17,629
Cost of revenue	10,583	13,215
Gross profit	3,367	4,414

Operating expenses:
Depreciation and amortization	442	556
Salaries and wages	3,275	4,106
Selling, general and administrative	2,971	3,294
Goodwill impairment charge	3,146	-
Intangible asset impairment charge	797	-
Total operating expenses	10,631	7,956

Loss from operations	(7,264)	(3,542)

Other income (expenses):
Change in fair value of derivative instruments	(2,424)	2,886
Interest expense	(4,275)	(4,715)
Gain on conversion of debt	-	348
Loss on extinguishment of debt, net	(1,171)	(843)
Loss on investment in equity method investee	-	(29)
Gain on disposal of subsidiary	695	-
Other expense	(37)	(31)
Total other expense	(7,212)	(2,384)

Loss from continuing operations before income taxes	(14,476)	(5,926)

Provision for (benefit from) income taxes	(239)	60

Net loss from continuing operations	(14,237)	(5,986)

Gain on discontinued operations, net of tax	-	1,663

Net loss	(14,237)	(4,323)

Net loss (income) attributable to non-controlling interest	17	15

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(14,220)	$(4,308)

Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:
Net loss from continuing operations	$(0.05)	$(0.20)
Net income on discontinued operations, net of taxes	$-	$0.06
Net loss per share	$(0.05)	$(0.14)

Weighted average common shares outstanding, basic and diluted	283,269,674	29,903,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Common Stock Warrants		Treasury Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2016	112,840,013	$11	4,340,609	$1,727	1,227,205	$(1)	$130,860	$(148,983)	$343	$(16,043)
										-
Issuance of shares to non-employees for services	500,000	-	-	-	-	-	12	-	-	12
Issuance of shares to employees and directors for services	5,200,000	1	-	-	-	-	487	-	-	488
Issuance of shares pursuant to Forward Investments LLC promissory notes	161,960,689	16	-	-	-	-	2,798	-	-	2,814
Issuance of shares pursuant to Dominion Convertible note	102,840,110	10	-	-	-	-	1,207	-	-	1,217
Issuance of common stock pursuant to payment Senior secured convertible note, JGB (Cayman) Concord Ltd.	85,728,444	9	-	-	-	-	943	-	-	952
Issuance of shares pursuant to MEF I (Magna) convertible note	2,000,000	-	-	-	-	-	19	-	-	19
Issuance of shares pursuant to Smithline convertible note	23,410,903	2	-	-	-	-	243	-	-	245
Purchase of treasury shares	(326,669)	-	-	-	326,669	-	-	-	-	-
Cancellation of shares previously issued	(6,777,492)	(1)	-	-	-	-	-	-	-	(1)
Reclassification of warrants issued pursuant to JGB Amendment Agreement	-	-	(900,000)	(972)	-	-	939	-	-	(33)
Reclassification of warrants issued pursuant to 8760 Acquisition	-	-	(750,000)	(36)	-	-	33	-	-	(3)
Reclassification of warrants issued pursuant to bridge agreement (GPB)	-	-	-	(257)	-	-	258	-	-	1
Reclassification of warrants issued pursuant to settlement of AP (SRFF)	-	-	(2,500,000)	(460)	-	-	385	-	-	(75)
Net income (loss)	-	-	-	-	-	-	-	(14,220)	(17)	(14,237)
										-
Ending balance, March 31, 2017	487,375,998	$48	190,609	$2	1,553,874	$(1)	$138,184	$(163,203)	$326	$(24,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the three months ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(14,237)	$(4,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on discontinued operations	-	1,663
Provision for bad debts	93	-
Depreciation and amortization	442	556
Amortization of debt discount and deferred debt issuance costs	3,059	1,750
Stock compensation for services	488	677
Issuance of shares to non-employees for services	12	71
Change in fair value of derivative instruments	2,424	(2,886)
Deferred income taxes	(249)	25
Goodwill impairment charge	3,146	-
Intangible asset impairment charge	797	-
Gain on conversion of debt	-	(348)
Loss on extinguishment of debt	1,171	843
Gain on disposal of subsidiary	(695)	-
Loss on investment in equity method investee	-	29
Changes in operating assets and liabilities:
Accounts receivable	1,596	3,714
Inventory	100	599
Other assets	(298)	(2,683)
Accounts payable and accrued expenses	1,084	788
Income taxes	10	20
Deferred revenue	452	(903)
Net cash used in operating activities of continuing operations	(605)	(408)
Net cash used in operating activities of discontinued operations	-	(2,828)
Net cash used in operating activities	(605)	(3,236)

Cash flows from investing activities:
Purchases of equipment	(29)	(20)
Restricted cash	-	(12,190)
Issuance of notes receivable	(40)	(223)
Proceeds from sale of subsidiary	4,000	-
Consideration paid for acquisitions, net of cash received	-	95
Net cash provided by (used in) investing activities of continuing operations	3,931	(12,338)
Net cash provided by investing activities of discontinued operations	-	21,887
Net cash provided by investing activities	3,931	9,549

Cash flows from financing activities:
Proceeds from bank borrowings	15	-
Repayments of bank borrowings	(2)	(3)
Proceeds from term loans	70	-
Debt issuance costs on new term loans	(50)	-
Term loan-related repayments from proceeds of sale of subsidiary	(3,625)	-
Repayment of term loans	(285)	(1,161)
Repayments of receivables purchase agreements	(422)	-
Cancellations of shares issued for interest	(1)	-
Net cash used in financing activities	(4,300)	(1,164)

Net (decrease) increase in cash	(974)	5,149

Cash, beginning of period	1,790	7,944

Cash, end of period	$816	$13,093

Supplemental disclosures of cash flow information:
Cash paid for interest	$92	$2,082
Cash paid for income taxes	$1	$39

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$5,247	$1,907
Issuance of warrants pursuant to acquisition	$-	$1,000
Addition to debt discount	$1,801	$1,350
Issuance of shares in lieu of cash compensation	$-	$206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the state of Delaware and is a provider of networking orchestration and automation for the Internet of things (IOT), software-defined networking (SDN) and network function virtualization (NFV) environments to the telecommunications service provider (carrier) and corporate enterprise markets. The Company’s managed services solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing cloud deployment and management to the Company rather than the capital expense model that has dominated in recent decades in IT infrastructure management. The Company’s professional services group offers a broad range of solutions to enterprise and service provider customers, including application development teams, analytics, project management, program management, unified communications, network management and field support services on a short and long-term basis. The Company’s applications and infrastructure division offers enterprise and service provider customers specialty contracting services, including engineering, design, installation and maintenance services, that support the build-out and operation of some of the most advanced small cell, Wi-Fi and distributed antenna system (DAS) networks.

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and Highwire (collectively, “ADEX” or “ADEX Entities”) (since September 2012 – Highwire was sold in January 2017 – refer to Note 3, Disposals of Subsidiaries, for further detail), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013 – the AWS Entities were sold in April 2017 – refer to Note 16, Subsequent Events, for further detail), Integration Partners – NY Corporation (“IPC”) (since January 2014), RentVM Inc. (“RentVM”) (since February 2014), and SDN Essentials, LLC (“SDNE”) (since January 2016). The results of operations of the Company’s former subsidiaries, VaultLogix, LLC (“VaultLogix”) (since October 2014), and PCS Holdings LLC (“Axim”) (since December 2014), have been included as discontinued operations on the accompanying financial statements. In February 2016, the Company consummated the sale of certain assets of VaultLogix, and in April 2016, the Company consummated the sale of all assets of Axim (refer to Note 15, Discontinued Operations for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and all variable interest entities (“VIE”) in which the Company is deemed to be the primary beneficiary.

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

The unaudited condensed consolidated financial statements include the accounts of Nottingham Enterprises LLC (“Nottingham”), in which the Company owned an interest of 40% (the Company returned its interest in Nottingham effective April 1, 2017. Refer to Note 16, Subsequent Events, for further detail). Management determined that Nottingham was a VIE because it met the following criteria: (i) the entity had insufficient equity to finance its activities without additional subordinated financial support from other parties and the 60% owner guaranteed its debt, (ii) the voting rights of the Company were not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involved or were conducted on behalf of an investor that had disproportionately few voting rights. The Company had the ability to exercise its call option to acquire the remaining 60% of Nottingham for a nominal amount and made all significant decisions related to Nottingham.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The unaudited condensed consolidated financial statements for the three months ended March 31, 2016 included the Company’s 13.7% ownership interest in NGNWare, LLC (“NGNWare”). The Company wrote off the investment as of December 31, 2016. The Company did not hold a controlling financial interest in NGNWare but had the ability to exercise significant influence over the operating and financial policies of NGNWare. As such, the Company accounted for the investment in NGNWare under the equity method of accounting.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 13, 2017.

Basis of Presentation

The unaudited condensed consolidated financial statements have been presented on a comparative basis. During the year ending December 31, 2016, the Company disposed of two subsidiaries. The results of these subsidiaries are included within discontinued operations for the three months ended March 31, 2016. The Company retrospectively updated the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016 to match the presentation on the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2017.

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

The Company’s reporting units have been aggregated into one of three operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities (sold by the Company in April 2017), Tropical, RM Leasing, and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX Entities and SDNE. The Company’s third operating segment is managed services, which consists of the IPC and RentVM components. The operating segments mentioned above constitute reporting segments.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The AWS Entities, which the Company sold in April 2017, generally recognized revenue using the percentage of completion method. Revenues and fees under the contracts of these entities were recognized utilizing the units-of-delivery method, which used measures such as task completion within an overall contract. The units-of-delivery approach is an output method used in situations where it is more representative of progress on a contract than an input method, such as the efforts-expended approach. Provisions for estimated losses on uncompleted contracts, if any, were made in the period in which such losses were determined. Changes in job performance conditions and final contract settlements could have resulted in revisions to costs and income, which were recognized in the period in which revisions were determined.

The AWS Entities also generated revenue from service contracts with certain customers. These contracts were accounted for under the proportional performance method. Under this method, revenue was recognized in proportion to the value provided to the customer for each project as of each reporting date.

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

ADEX’s former Highwire division, which the Company sold in January 2017, generated revenue through its telecommunications engineering group, which contracted with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. The Highwire division recognized revenue using the proportional performance method. Management judgments and estimates were made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

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

IPC also generates revenue through the sale of a subscription-based cloud services to its customers. Revenue related to these customers is recognized over the life of the contract. This revenue is reported in the managed services segment.

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

Inventory

The inventory balance at March 31, 2017 and December 31, 2016 was related to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at the lower of cost or market until sold. As inventory relates to specific customer orders, the Company determines the cost of the inventory using the specific identification method. If an item can no longer be matched to a specific customer order, the Company reserves the item at 100%. Inventory consisted of networking equipment for which title had not passed to customers as of March 31, 2017 and December 31, 2016. Inventory reserves were $227 and $84 at March 31, 2017 and December 31, 2016, respectively.

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

During 2016, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the managed services segment. The Company's management then determined that the IPC reporting unit assets were impaired and recognized an impairment loss as of December 31, 2016 related to intangible assets as the carrying value of the IPC reporting unit was in excess of its fair value. If IPC’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired.

During 2017, indicators of potential impairment of goodwill and intangible assets were identified by management in the professional services segment as a result of the sale of ADEX’s Highwire division. Per ASC 350-20-40-7, when a portion of goodwill is allocated to a business to be disposed of, the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount.

Based on the Company’s analysis, the Company recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

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

In April 2017, the parties in this proceeding and the related derivative actions described below reached a global settlement in principle for an aggregate of $3.0 million, which amount will be paid by the Company’s insurers. The Company and the other parties in such proceedings are currently in the process of finalizing the global settlement and obtaining preliminary court approval of the settlement. While the Company believes a global settlement can be reached by the parties and approved by the applicable courts, there can be no assurance that any such settlement will be reached and approved.

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

In April 2017, the parties in all of the these proceedings and in the purported class action suit described above reached a global settlement in principle for an aggregate of $3.0 million, which amount will be paid by the Company’s insurers. The Company and the other parties in such proceedings are currently in the process of finalizing the global settlement and obtaining preliminary court approval of the settlement. While the Company believes a global settlement can be reached by the parties and approved by the applicable courts, there can be no assurance that any such settlement will be reached and approved.

If such proposed global settlement is not reached by the parties and approved by the courts, the Company intends to dispute these claims and to defend these litigations vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of each of these litigations is uncertain. An unfavorable outcome in any such litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

As of March 31, 2017, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable or reasonably estimable.

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

Potential common shares includable in the computation of fully-diluted per share results are not presented for the three months ended March 31, 2017 and 2016 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of March 31, 2017 and December 31, 2016, was estimated at $38,617 and $43,729, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as Level 2.

Contingent Consideration

The fair value of the Company’s contingent consideration payable is based on the Company’s evaluation as to the probability and amount of any earn-out that will ultimately be payable. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration recorded at initial acquisition date and at each subsequent reporting period. The fair value of contingent consideration is measured at each reporting period and adjusted as necessary. The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, inventory, other assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of those items.

Fair Value of Derivatives

The Company utilized a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Derivative Warrant Liabilities and Convertible Features

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 9, Derivative Instruments, for further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company's financial instruments carried at fair value at March 31, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2017
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$2,719
Current derivative features related to warrants	-	-	223
Contingent consideration	-	-	515
Long-term derivative features related to convertible debentures	-	-	1,800
Long-term derivative features related to warrants	-	-	395

Total liabilities at fair value	$-	$-	$5,652

	December 31, 2016
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$1,749
Contingent consideration	-	-	515
Long-term derivative features related to convertible debentures	-	-	1,316

Total liabilities at fair value	$-	$-	$3,580

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2017 were as follows:

Amount
Balance as of December 31, 2016	$3,580
Change in fair value of derivative features related to convertible debentures	(107)
Change in fair value of warrant derivative	290
Reclassification of equity warrants to derivative	110
Fair value of JGB warrant derivative	65
Adjustment of derivative liability upon extinguishment of debt	2,241
Adjustment of make-whole provision upon payment	(815)
Fair value of derivative features related to MEF I, L.P.	250
Fair value of derivative features related to Dominion term loan	38
Balance as of March 31, 2017	$5,652

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the three months ended March 31, 2017, the Company generated gross profits from operations but was unable to achieve positive cash flow from operations. The Company’s management expects to meet its future cash needs from the results of operations and, depending on the results of operations, the Company will likely need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company suffered recurring losses from operations. At March 31, 2017 and December 31, 2016, the Company had a stockholders’ deficit of $24,644 and $16,043, respectively. At March 31, 2017, the Company had a working capital deficit of approximately $47,986, as compared to a working capital deficit of approximately $39,413 at December 31, 2016. The decrease of $8,573 in the Company’s working capital from December 31, 2016 to March 31, 2017 was primarily the result of a decrease in accounts receivable of $2,305, a $1,193 increase in current derivative financial instruments based on changes in fair value, and a $6,082 increase in the current portion of notes payable to related parties. The decrease was offset by a $2,216 decrease in the current portion of term loans net of debt discount.

Within the next 12 months, the Company has obligations relating to the payment of indebtedness on term loans and notes to related parties of $20,129 and $16,498, respectively. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to May 31, 2018 from earnings from operations, the sale of certain operating assets or businesses or from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in sales personnel in anticipation of increasing revenue opportunities in the managed services segment of its business, which contributed to the losses from operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through the next 12 months. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

3. DISPOSALS OF SUBSIDIARIES

On January 31, 2017, the Company sold the Highwire division of ADEX. This division accounted for approximately $365 and $1,605 in revenues for the three months ended March 31, 2017 and 2016, respectively. Under the terms of the sale, the Company received $4,000 in total proceeds and is expected to receive an additional working capital adjustment of approximately $500 to be paid in August 2017. The Company used proceeds from the sale to make payments on term loans (refer to Note 8, Term Loans, for further detail). In connection with the sale, the Company completed an ASC 350-20 goodwill fair value assignment, which allocated $3,003 from the reporting unit to Highwire.

Per ASC 350-20-40-7, when a portion of goodwill is allocated to a business to be disposed of, the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. As a result of the sale, the Company identified indicators of potential impairment of goodwill and intangible assets.

Based on the Company’s analysis, the Company recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

As a result of the disposal, the Company recorded a gain on disposal of subsidiaries of $695 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

The Company completed the below pro forma data for the three months ended March 31 2017 and 2016 to reflect the impact of the sale on the Company’s financial results as though the transaction occurred at the beginning of the reported periods:

	For the three months ended
	March 31,
	2017	2016

Revenue	$13,585	$16,023
Loss from continuing operations	(11,810)	(5,982)
Net loss	(11,810)	(4,319)
Net loss attributable to InterCloud Systems, Inc. common stockholders	(11,793)	(4,304)
Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:	(0.04)	(0.14)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

4. LOANS RECEIVABLE

Loans receivable as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Loans to employees, net of reserves of $891 and $891, respectively, due December 2017	$37	$37
Loan to third party, due December 2017	385	345
Loans receivable	$422	$382

These loans bear interest at rates between 2% and 3% per annum. As of March 31, 2017 and December 31, 2016, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve on the balance of loans to employees of $891 as of March 31, 2017 and December 31, 2016. These employees are considered related parties (refer to Note 13, Related Parties, for further detail).

During the three months ended March 31, 2017, the Company loaned an additional $40 to a third party.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Vehicles	$777	$777
Computers and Office Equipment	955	966
Equipment	785	764
Software	177	176
Total	2,694	2,683
Less accumulated depreciation	(2,232)	(2,150)

Property and equipment, net	$462	$533

Depreciation expense for the three months ended March 31, 2017 and 2016 was $88 and $86, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the Company’s goodwill as of March 31, 2017 and December 31, 2016:

	Applications and Infrastructure	Professional Services	Managed Services	Total
Balance at December 31, 2016	$6,906	$10,081	$6,381	$23,368

Impairment charge	-	(3,146)	-	(3,146)

Disposal	-	(3,154)	-	(3,154)

Balance at March 31, 2017	$6,906	$3,781	$6,381	$17,068

Intangible Assets

The following table summarizes the Company’s intangible assets as of March 31, 2017 and December 31, 2016:

		March 31, 2017				December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Customer relationship and lists	7-10 yrs	$14,648	$(6,421)	$-	$8,227	$14,698	$(6,109)	$-	$8,589
Non-compete agreements	2-3 yrs	2,066	(1,848)	(160)	58	2,116	(1,868)	-	248
URL's	Indefinite	8	-	-	8	8	-	-	8
Trade names	1 Year	-	-	-	-	59	(49)	(10)	-
Trade names	Indefinite	3,128	-	(637)	2,491	3,178	-	-	3,178

Total intangible assets		$19,850	$(8,269)	$(797)	$10,784	$20,059	$(8,026)	$(10)	$12,023

Amortization expense related to the identifiable intangible assets was $354 and $470 for the three months ended March 31, 2017 and 2016, respectively.

7. BANK DEBT

Bank debt as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 8.4%, guaranteed personally by former owners of subsidiary, maturing July 2017	$119	$121
Equipment finance agreement, monthly principal of $1, maturing February 2020	14	-
	$133	$121
Less: Current portion of bank debt	(133)	(121)

Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the three months ended March 31, 2017 and 2016 amounted to $3 and $2, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

8. TERM LOANS

Term loans as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$2

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, matured in November 2016	106	106

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

12% senior convertible note, unsecured, Dominion Capital, matured in January 2017, net of debt discount of $28	-	1,170

12% convertible note, Richard Smithline, unsecured, matured in January 2017, net of debt discount of $0 and $2, respectively	117	360

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $1,281 and $3,136, respectively	3,170	1,900

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $86 and $1,668, respectively	155	2,080

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $54 and $234, respectively	449	358

4.67% convertible note, MEF I, L.P., unsecured, maturing in May 2019, net of debt discount of $97	435	-

6% senior convertible term promissory note, unsecured, Dominion Capital, maturing January 31, 2018, net of debt discount of $30	40	-

12% senior convertible note, unsecured, Dominion Capital, maturing in November 2017, net of debt discount of $47 and $65, respectively	493	475

Receivables Purchase Agreement with Dominion Capital, net of debt discount of $5 and $44, respectively	47	430

Promissory note issued to Trinity Hall, 3% interest, unsecured, maturing in January 2018	500	500
	21,140	23,007
Less: Current portion of term loans	(18,931)	(21,147)

Long-term portion term loans, net of debt discount	$2,209	$1,860

The interest expense, including amortization of debt discounts, associated with the term loans payable in the quarters ended March 31, 2017 and 2016 amounted to $3,579 and $3,798, respectively.

With the exception of the notes outstanding to RM Leasing and Tropical, all term loans are subordinate to the JGB (Cayman) Waltham Ltd. And JGB (Cayman) Concord Ltd. Notes, which are guaranteed by all assets of the Company.

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

As of March 31, 2017, the Company had not forced any conversions.

On April 3, 2017, the holder of the promissory note with principal of $1,215 assigned the full outstanding amount of the note to a third party (refer to Note 16, Subsequent Events, for further detail).

Term Loan – Dominion Capital LLC August 6, 2015 Senior Convertible Note

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which had a maturity date of January 6, 2017. At the election of the investor, the note was convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. The investor could have elected to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the August 6, 2015 convertible note.

The August 6, 2015 senior convertible note matured on January 6, 2017 and was due on demand.

During the three months ended March 31, 2017, the investor who held the August 6, 2015 senior convertible note converted the remaining principal outstanding of $1,199 into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). During the three months ended March 31, 2016, the investor who held the August 6, 2015 senior convertible note converted $234 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a gain on conversion of debt on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Term Loan – Dominion Capital LLC September 15, 2016 Promissory Note and November 4, 2016 Exchange Agreement

On September 15, 2016, the Company received cash proceeds of $500, from the sale of a term promissory note. The term promissory note originally had a maturity date of November 4, 2016 and could have been paid in either cash or common stock at the option of the lender. If common stock of the Company was used to make such payment, then the shares would have been delivered by the third business day following the maturity date and would have equaled the total amount including principal and interest, at a conversion price mutually agreed to by both parties at conversion. Interest at a rate of 12% per annum was to be accrued until the maturity day. The Company was to pay a minimum of guaranteed interest of $30 and lender legal fees of $5 out of proceeds of the note. The note could have been redeemed at any time prior to maturity at an amount equal to 110% of the outstanding principal amount plus any accrued and unpaid interest on the note. The redemption premium (10%) could have been paid in cash or common stock at the option of the Company. If the Company’s common stock was used to make such payment, then such shares would have been delivered by the third business day following the maturity date, or date of demand, as applicable, at a mutually agreed upon conversion price by both parties.

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40 to $540, which included a debt discount of $101, and the note became convertible into shares of the Company’s common stock. The maturity date of the note was extended from November 4, 2016 to November 4, 2017. Interest at a rate of 12% per annum is to be accrued until the maturity day. The new note has monthly amortization payments of $86 beginning on May 4, 2017 and ending on the maturity date. These monthly amortization payments can be offset by monthly conversions. The note is convertible at the lower of (i) $0.10, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of $146 in the consolidated statement of operations for the year ended December 31, 2016. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the November 4, 2016 convertible note.

During the three months ended March 31, 2017, the holder of the November 4, 2016 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Dominion Capital LLC Receivables Purchase Agreements

On December 30, 2016, the Company entered into a receivables purchase agreement whereby the Company sold approximately $474 of receivables in exchange for $430. The principal amount of the loan is $474, which includes a debt discount of $44.

During the three months ended March 31, 2017, the Company received and remitted $423 of the receivables sold to reduce the outstanding principal of the loan.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Term Loan - Dominion Capital LLC January 31, 2017 Senior Convertible Promissory Note

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $0.10 or (ii) 80% of the lowest VWAP in the 15 trading days prior to the conversion date. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the January 31, 2017 convertible note.

During the three months ended March 31, 2017, the holder of the January 31, 2017 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Richard Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matured on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $2.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the Richard Smithline Senior Convertible Note.

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

During the three months ended March 31, 2017, the investor who holds the Smithline senior convertible note converted $246 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). During the three months ended March 31, 2016, the investor who holds the Smithline senior convertible note converted $88 of principal into shares of the Company’s common stock.

Principal of $117 and $363 remained outstanding as of March 31, 2017 and December 31, 2016, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. (“JGB Waltham”) whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a $500 original issue discount senior secured convertible debenture in the principal amount of $7,500. The debenture had a maturity date of June 30, 2017, bore interest at 10% per annum, and was convertible into shares of the Company’s common stock at a conversion price equal to $1.33 per share, subject to adjustment as set forth in the debenture. The Company was required to pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the debenture in arrears each calendar month and on the maturity date in cash, or, at the Company’s option and subject to the Company satisfying certain equity conditions, in shares of the Company’s common stock. In addition, December 29, 2016 was an interest payment date on which the Company was required to pay to JGB Waltham a fixed amount, which was additional interest under the debenture, equal to $350 in cash, shares of the Company’s common stock or a combination thereof. Commencing on February 29, 2016, JGB Waltham had the right, at its option, to require the Company to redeem up to $350 of the outstanding principal amount of the debenture per calendar month, which redemption could have been made in cash or, at the Company’s option and subject to satisfying certain equity conditions, in shares of the Company’s common stock. The debenture was guaranteed to by the Company and certain of its subsidiaries and was secured by all assets of the Company. The total cash received by the Company as a result of this agreement was $3,730.

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

The Company accounted for the Debenture Forbearance Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the December 29, 2015 senior secured convertible debenture in the then-current principal amount of $6,100 and recorded a new senior secured convertible debenture at its new fair value of $3,529 on the consolidated balance sheet as of May 17, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,457 on the consolidated statement of operations as of May 17, 2016. In addition, the Company re-valued the derivative features associated with the December 29, 2015 senior secured convertible debenture. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

On May 23, 2016, the Company entered into an amended agreement with JGB Concord, JGB Waltham, VaultLogix, and the Guarantors thereto (the “Amended Agreement”) pursuant to which (i) JGB Concord permitted the Company to withdraw $172 from the Blocked Account (as defined in the original debenture), and (ii) JGB Concord permitted the Company to withdraw $328 from the Deposit Account (as defined in the original note) and, in exchange for the foregoing, (i) VaultLogix guaranteed the obligations of, and provide security for, the Amended and Restated Debenture and the 2.7 Note, (ii) the Company’s subsidiaries guaranteed all indebtedness due to JGB Concord under the Amended and Restated Note and 5.2 Note, and (iii) the Company and its subsidiaries pledged their assets as security for all obligations owed to JGB Concord under the Amended and Restated Note and the 5.2 Note in accordance with the terms of an Additional Debtor Joinder, dated May 23, 2016, pursuant to which the Company and each additional party thereto agreed to be bound by the terms of that certain Security Agreement, dated as of February 18, 2016, made by VaultLogix in favor of the secured party thereto (the “February Security Agreement”). In addition, the interest rates on the Amended and Restated Note and the 5.2 Note were amended from 0.67% per annum to 1.67% per annum.

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

On June 23, 2016, the Company entered into an amendment agreement with JGB (Cayman) Concord Ltd. (“JGB Concord”) and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% effective on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% effective on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, effective on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, effective on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord.

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Agreement in the principal amount of $6,100 and recorded on the balance sheet as of June 23, 2016 a new senior secured convertible debenture at its new fair value of $4,094. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $483 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Agreement. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company also (i) issued warrants, with an expiration date of December 31, 2017, to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, (ii) issued warrants, with an expiration date of December 31, 2017, to purchase 3,500,000 shares of common stock at an exercise price of $0.10 per share ((i) and (ii), the “JGB Warrants”). The Company determined that the fair value of the JGB Warrants was $972, which was included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016. During the three months ended March 31, 2017, these warrants were reclassified to a liability account (refer to Note 9, Derivative Instruments, for further detail).

In connection with the execution of the September 1, 2016 Amendment Agreement, the Company issued to JGB Waltham the Third Amended and Restated Senior Secured Convertible Debenture (the “Amended and Restated Debenture”), in order to, among other things, amend the December Debenture to (i) provide that the Company may prepay such debenture upon prior notice at a 10% premium, (ii) modify the conversion price at which such debenture converts into common stock from a fixed price of $0.80 to the lowest of (a) $0.2043 per share, (b) 80% of the average VWAPs (as defined in the Amended and Restated Debenture) for each of the five consecutive trading days immediately prior to the applicable conversion, and (c) 85% of the VWAP (as defined in the Amended and Restated Debenture) for the trading day immediately preceding the applicable conversion (the “Conversion Price”), and (iii) eliminate three additional 7.5% payments due to JGB Waltham in 2017, 2018 and 2019, as per such debenture. Further, in connection with the execution of the Amendment Agreement, the Company executed the Amended and Restated Senior Secured Note (the “Amended and Restated 2.7 Note”), in order to, among other things, amend the 2.7 Note to provide that JGB Waltham may convert such note into shares of common stock at the applicable Conversion Price at any time and from time to time. Refer to Note 9, Derivative Instruments, for further detail on the Company’s accounting for the Amended and Restated 2.7 Note.

The Company accounted for the September 1, 2016 amendment agreement in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $274 on the consolidated statement of operations as of September 1, 2016. In addition, the Company re-valued the derivative features. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

On February 28, 2017, the Company entered into a consent agreement with JGB Waltham and JGB Concord in order to, among other things, (i) obtain the consent of JGB Waltham and JGB Concord to the Highwire Asset Purchase Agreement (“APA”); (ii) amend the conversion price of the JGB Waltham Debenture, JGB Waltham 2.7 Note, and the JGB Concord Debenture to the lower of (a) $0.04 per share and (b) 80% of the lowest daily VWAP (as defined in the Debenture) for the 30 consecutive trading days immediately prior to the applicable conversion; (iii) apply $3,625,000 of the purchase price received in connection with the APA to payments to JGB Waltham and JGB Concord in respect of the convertible note, as more particularly set forth in the consent.

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Waltham debenture and the JGB Waltham 2.7 Note of $389 and $35, respectively, on the unaudited condensed consolidated statement of operations as of March 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

On March 9, 2017, JGB Waltham, the Company, and a third-party investor effectuated a two-part exchange with respect to a portion of the Amended and Restated Debenture in which JGB Waltham assigned a portion of its interest in the Amended and Restated Debenture (the “Assigned Debt”) to MEF I, L.P. pursuant to an Assignment and Assumption Agreement, dated as of March 9, 2017. Simultaneously therewith, the Company, entered into an Exchange Agreement, dated as of March 9, 2017 (the “Exchange Agreement”), pursuant to which the Company issued to MEF I, L.P. a 4.67% Convertible Promissory Note, dated as of March 9, 2017, in the principal amount of $550,000 (the “Exchange Note”) (refer to MEF I, L.P. section below for additional details).

The Company accounted for the assignment of debt in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $676 on the unaudited condensed consolidated statement of operations as of March 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $536 and $24, respectively. The cash paid for principal was from proceeds of the November 18, 2016 and December 30, 2016 Receivables Purchase Agreements.

During the three months ended March 31, 2017, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $83 and $101, respectively. Of the $101 of interest paid, $18 was from proceeds of the sale of the Company’s Highwire division.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $2,000 and $25, respectively. The cash paid for principal was applied from the Company’s restricted cash balance

During the three months ended March 31, 2017, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $89 and $6, respectively. Of the $6 of interest paid, $2 was from proceeds of the sale of the Company’s Highwire division.

Principal of $4,451 and $5,034 related to the JGB Waltham December Debenture remained outstanding as of March 31, 2017 and December 31, 2016, respectively. Principal of $503 and $593 related to the JGB Waltham 2.7 Note remained outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

The Company accounted for the Note Forbearance Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the February 17, 2016 senior secured convertible note in the principal amount of $11,601 and recorded a new senior secured convertible debenture at its new fair value of $6,711 on the consolidated balance sheet as of May 17, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $2,772 on the consolidated statement of operations as of May 17, 2016. In addition, the Company re-valued the derivative features associated with the February 17, 2016 senior secured convertible note. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

In connection with the execution of the Note Forbearance Agreement, the Company issued to JGB Concord a senior secured note (the “5.2 Note”), dated May 17, 2016, in the principal amount of $5,220 that matures on May 31, 2019, bore interest at 0.67% per annum, and contains standard events of default.

On May 23, 2016, the Company entered into an amended agreement with JGB Concord, JGB Waltham, VaultLogix, and the Guarantors thereto (the “Amended Agreement”) pursuant to which (i) JGB Concord permitted the Company to withdraw $172 from the Blocked Account (as defined in the original debenture), and (ii) JGB Concord permitted the Company to withdraw $328 from the Deposit Account (as defined in the original note) and, in exchange for the foregoing, (i) VaultLogix guaranteed the obligations of, and provide security for, the Amended and Restated Debenture and the 2.7 Note, (ii) the Company’s subsidiaries guaranteed all indebtedness due to JGB Concord under the Amended and Restated Note and 5.2 Note, and (iii) the Company and its subsidiaries pledged their assets as security for all obligations owed to JGB Concord under the Amended and Restated Note and the 5.2 Note in accordance with the terms of an Additional Debtor Joinder, dated May 23, 2016, pursuant to which the Company and each additional party thereto agreed to be bound by the terms of that certain Security Agreement, dated as of February 18, 2016, made by VaultLogix in favor of the secured party thereto (the “February Security Agreement”). In addition, the interest rates on the Amended and Restated Note and the 5.2 Note were amended from 0.67% to 1.67%.

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord, and agreed to a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $0.94 per share of the Company’s common stock and the average volume weighted average price of the Company’s common stock sixty days after the shares of the Company’s common stock are freely tradable. Refer to Note 9, Derivative Instruments, for further detail on the Company’s accounting for the JGB Concord make-whole provision.

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Note in the principal amount of $11,601 and recorded a new senior secured convertible note at its new fair value of $7,786 on the consolidated balance sheet as of June 23, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,150 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Note. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company accounted for the September 1, 2016 amendment agreement in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,187 on the consolidated statement of operations as of September 1, 2016. In addition, the Company re-valued the derivative features. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

On February 28, 2017, the Company entered into a consent agreement with JGB Waltham and JGB Concord in order to, among other things, (i) obtain the consent of JGB Waltham and JGB Concord to the Highwire Asset Purchase Agreement (“APA”); (ii) amend the conversion price of the JGB Waltham Debenture, JGB Waltham 2.7 Note, and the JGB Concord Debenture to the lower of (a) $0.04 per share and (b) 80% of the lowest daily VWAP (as defined in the Debenture) for the thirty consecutive trading days immediately prior to the applicable conversion; (iii) apply $3,625,000 of the purchase price received in connection with the APA to payments to JGB Waltham and JGB Concord in respect of the convertible note, as more particularly set forth in the consent.

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Concord debenture of $71 on the unaudited condensed consolidated statement of operations as of March 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Concord February Debenture of $391 and $73, respectively. The cash paid for principal was from proceeds of the November 18, 2016 Receivables Purchase Agreement. $31 of the cash paid for interest was from proceeds of the December 30, 2016 Receivables Purchase Agreement.

During the three months ended March 31, 2017, the Company made cash payments for principal and interest on the JGB Concord February Debenture of $2,558 and $27, respectively. Proceeds from the sale of the Company’s Highwire division were used to pay principal and interest of $2,526 and $12, respectively, along with an early payment penalty of $253.

During the three months ended March 31, 2017, JGB Concord converted $951 of principal and accrued interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information).

Principal of $241 and $3,748 related to the JGB Concord February Debenture remained outstanding as of March 31, 2017 and December 31, 2016, respectively.

Assignment and Assumption Agreement – MEF I, L.P.

On March 9, 2017, JGB Waltham, the Company, and a third-party investor effectuated a two-part exchange with respect to a portion of the Amended and Restated Debenture in which JGB Waltham assigned a portion of its interest in the Amended and Restated Debenture (the “Assigned Debt”) to MEF I, L.P. pursuant to an Assignment and Assumption Agreement, dated as of March 9, 2017. Simultaneously therewith, the Company entered into an Exchange Agreement, dated as of March 9, 2017 (the “Exchange Agreement”), pursuant to which the Company issued to MEF I, L.P. a 4.67% Convertible Promissory Note, dated as of March 9, 2017, in the aggregate principal amount of $550,000 (the “Exchange Note”). The note is convertible at the lower of (i) $0.04 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the assignment and assumption agreement convertible note).

During the three months ended March 31, 2017, the investor who holds the 4.67% promissory note converted $19 of principal and related interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information).

Trinity Hall Promissory Note

On December 30, 2016, the Company issued to Trinity Hall a promissory note in the principal amount of $500, with interest accruing at the rate of 3% per annum, which matures on January 1, 2018. This note was issued upon assignment to Trinity Hall of certain related party notes payable to Mark Munro (refer to Note 13, Related Parties, for further detail).

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

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding as of March 31, 2017 and December 31, 2016.

The terms of the warrants issued in September 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $5.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the loan agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 234,233 shares. On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and was being amortized over the original life of the related loans. The amount of the derivative liability was computed by using the Black-Scholes option pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued. In accordance with ASC Topic 480, the warrants are classified as liabilities because there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt is revalued each reporting period and the increase or decrease is recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.” At each reporting date, the Company performs an analysis of the fair value of the warrants using the binomial lattice pricing model and adjusts the fair value accordingly.

On September 17, 2016, the fourth anniversary date of the warrants, the Company failed to meet the minimum adjusted earnings before interest, taxes, depreciation and amortization provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2018.

On March 31, 2017 and December 31, 2016, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on that date, and determined the fair value was $0. The Company recorded the change in the fair value of the derivative liability on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016 as a loss of $13, respectively.

The fair value of the warrant derivative liability as of March 31, 2017 and December 31, 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	March 31,	December 31,
	2017	2016

Fair value of Company’s common stock	$0.03	$0.03
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	120%	120%
Exercise price per share	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.5 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	0.12%	0.12%

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On March 4, 2015, the Company and Forward Investments, LLC restructured the two promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 13, Related Parties, for further detail). The Company accounted for this restructuring of the promissory notes as a debt modification under ASC Topic 470-50. As part of the modification, the Company analyzed the embedded conversion feature and recorded a loss on fair value of derivative instruments of $2,600 on the consolidated statement of operations.

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

On March 31, 2017 and December 31, 2016, the fair value of the conversion feature of the Forward Investments, LLC loans was $514 and $791, respectively, which was included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets. The change in the fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain in the unaudited condensed consolidated statements of operations of $277 and $1,992 for the three months ended March 31, 2017 and 2016, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2017				December 31, 2016
Principal amount	$650	$390	$771	$4,373	$3,210	$390	$1,025	$4,373

Conversion price per share	$0.78	$0.78	$0.78	$0.78	$0.78	$0.78	$0.78	$0.78
Risk free rate	1.88%	1.45%	0.76%	0.97%	1.93%	1.93%	0.51%	0.85%
Life of conversion feature (in years)	4.8	4.8	0.3	0.8	5.0	5.0	0.3	1.0
Volatility	120%	120%	160%	160%	100%	100%	135%	120%

Dominion Capital LLC August 6, 2015 Demand Promissory Note – Senior Convertible Note Embedded Features

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matured on January 6, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $524 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a debt discount and related derivative liability. The debt discounts were being amortized over the life of the loan.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $176. As a result of the conversion of the outstanding principal balance (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of March 31, 2017. The Company recorded a gain on fair value of derivative instruments of $176 and $261 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016, respectively.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2016
Principal amount	$1,198

Conversion price per share	$1.25
Conversion trigger price per share	None
Risk free rate	0.44%
Life of conversion feature (in years)	0.10
Volatility	135%

Dominion Capital LLC November 4, 2016 Exchange Agreement – Senior Convertible Debt Features

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40, and the note became convertible into shares of the Company’s common stock. The note is convertible at the lower of (i) $0.10, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 4, 2016, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $242 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On March 31, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $401 and $78, respectively. The Company recorded a loss of $323 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2017	December 31, 2016
Principal amount and guaranteed interest	$605	$605

Conversion price per share	$0.10	$0.10
Conversion trigger price per share	None	None
Risk free rate	0.93%	0.76%
Life of conversion feature (in years)	0.60	0.80
Volatility	160%	120%

Dominion Capital LLC January 31, 2017 – Senior Convertible Debt Features

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $0.10 or (ii) 80% of the lowest VWAP in the 15 trading days prior to the conversion date. (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On January 31, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $38 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On March 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $43. The Company recorded a loss of $5 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31, 2017
Principal amount and guaranteed interest	$74

Conversion price per share	$0.10
Conversion trigger price per share	None
Risk free rate	0.98%
Life of conversion feature (in years)	0.80
Volatility	160%

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

On July 20, 2016 and September 1, 2016, principal of $55 and $97, respectively, was added to the Smithline senior convertible note (refer to Note 8, Term Loans, for additional detail).

On March 31, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible noted and determined the fair value to be $24 and $0, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2017 and 2016 as a loss and gain in the unaudited condensed consolidated statements of operations of $24 and $67, respectively.

The fair value of the Smithline derivative at March 31, 2017 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31, 2017
Principal amount	$117

Conversion price per share	$1.25
Conversion trigger price per share	None
Risk free rate	0.76%
Life of conversion feature (in years)	0.25
Volatility	160%

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

On May 17, 2016, the Company entered into the Debenture Forbearance Agreement with JGB Waltham pursuant to which JGB Waltham agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Debenture Forbearance Agreement (Refer to Note 8, Term Loans, for further details). The Company evaluated the Debenture Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Debenture Forbearance Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,154 to its consolidated statement of operations on May 17, 2016.

On May 23, 2016, the Company entered into the Amended Agreement with JGB Concord, JGB Waltham, VaultLogix, and the Guarantors. The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and utilized a Monte Carlo simulation to determine the fair value of the settlement features. The Company recorded a loss on the fair value of the settlement features to change in fair value of derivative instruments of $41 on the consolidated statement of operations as of May 23, 2016.

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $486 to its consolidated statement of operations on June 23, 2016.

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the December Debenture as a debt modification in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $1,552 to its consolidated statement of operations on September 1, 2016.

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,752 to its unaudited condensed consolidated statement of operations on March 31, 2017.

On March 9, 2017, JGB (Cayman) Waltham entered into an Assignment and Assumption agreement with MEF I, LP (refer to Note 8, Term Loans, for further detail). The Company accounted for the assumption agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $349 to its unaudited condensed consolidated statement of operations on March 31, 2017.

On March 31, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and determined the fair value to be $2,818 and $533, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2017 and 2016 as a loss and gain of $2,285 and $950, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statements of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2017	December 31, 2016
Principal amount	$4,451	$5,034

Conversion price per share	$0.04	$0.20
Conversion trigger price per share	None	$2.00
Risk free rate	1.31%	1.31%
Life of conversion feature (in years)	2.17	2.41
Volatility	130%	100%

JGB (Cayman) Waltham Ltd. 2.7 Note Convertible Debenture Features

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement and determined that the fair value of the features was $1,200 as of September 1, 2016 and recorded these items on the consolidated balance sheets as a derivative liability. The debt discounts are being amortized over the life of the loan.

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $141 to its unaudited condensed consolidated statement of operations on March 31, 2017.

On March 31, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $298 and $119, respectively. The Company recorded a loss on fair value of derivative instruments of $179 for the three months ended March 31, 2017, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2017	December 31, 2016
Principal amount	$503	$593

Conversion price per share	$0.04	$0.20
Conversion trigger price per share	None	$2.00
Risk free rate	0.91%	0.62%
Life of conversion feature (in years)	0.50	0.58
Volatility	160%	130%

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

On February 17, 2016, the Company entered into a securities exchange agreement by and among the Company, VaultLogix, and JGB Concord, whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to the lender party a new 8.25% senior secured convertible note dated February 18, 2016 in the aggregate principal amount of $11,601 (refer to Note 8, Term Loans, for further details).

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On May 17, 2016, the Company entered into the Note Forbearance Agreement with JGB Concord pursuant to which JGB Concord agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Note Forbearance Agreement (Refer to Note 8, Term Loans, for further details). The Company evaluated the Note Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Note Forbearance Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $2,196 to its consolidated statement of operations on May 17, 2016.

On May 23, 2016, the Company entered into the Amended Agreement with JGB Concord, JGB Waltham, VaultLogix, and the Guarantors. The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and utilized a Monte Carlo simulation to determine the fair value of the settlement features. The Company recorded a loss on the fair value of the settlement features to change in fair value of derivative instruments of $79 on the consolidated statement of operations as of May 23, 2016.

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement to determine the fair value. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $924 to its consolidated statement of operations on June 23, 2016.

As part of the June 23, 2016 amended agreement with JGB Concord, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord (Refer to Note 11, Stockholders’ Deficit, for further detail), which includes a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $0.94 per share of the Company’s common stock and the average volume weighted average price per share of the Company’s common stock sixty days after shares of the Company’s common stock are freely tradable. The Company accounted for the make-whole provision within the June 23, 2016 amendment agreement as a derivative liability and utilized a binomial lattice model to ascribe a value of $280, which was recorded as a derivative liability on the Company’s consolidated balance sheet and as a loss on extinguishment of debt on the Company’s consolidated statement of operations on June 23, 2016.

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $1,308 to its consolidated statement of operations on September 1, 2016.

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Concord Debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $2 to its unaudited condensed consolidated statement of operations on March 31, 2017.

On March 31, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $152 and $397, respectively. The Company recorded the change in fair value of derivative instruments for the three months ended March 31, 2017 and 2016 as a gain and loss of $245 and $680, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statement of operations.

The fair value of the JGB (Cayman) Concord Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2017	December 31, 2016
Principal amount	$241	$3,749

Conversion price per share	$0.04	$0.20
Conversion trigger price per share	None	$2.00
Risk free rate	1.31%	1.31%
Life of conversion feature (in years)	2.17	2.41
Volatility	130%	100%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB Concord Make-Whole Provision

On December 31, 2016, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $819. Proceeds from the January 31, 2017 sale of the Company’s Highwire subsidiary were used to pay the remaining balance of the make-whole provision. On February 28, 2017, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $814. The Company recorded a gain on fair value of derivative instruments of $5 for the three months ended March 31, 2017 on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Concord make-whole provision at the measurement date was calculated using a binomial lattice model with the following factors, assumptions and methodologies:

December 31, 2016
Fair value of Company's common stock	$0.03
Volatility	120%
Exercise price	0.94
Estimated life	0.15
Risk free interest rate (based on 1-year treasury rate)	0.48%

February 28, 2017 JGB Waltham Warrant

On February 28, 2017 the Company entered into a securities exchange agreement with JGB Waltham whereby the Company issued a warrant giving JGB Waltham the right to purchase from the Company up to the number of shares of common stock resulting in the Company receiving aggregate proceeds of $1,000. The warrant expires on November 28, 2018 and contains a cashless exercise feature. The warrants have an exercise price of $0.04 until May 29, 2017 and the lower of (a) $0.04 and (b) 80% of the lowest daily price of our common stock for the prior 30 days thereafter. On February 28, 2017, the Company used a binomial lattice calculation to value the warrants. The Company ascribed a value of $65 related to the warrants and recorded this item on the consolidated balance sheets as a derivative liability.

On March 31, 2017, the Company used a binomial lattice calculation to value the warrants and determined the fair value to be $393. The Company recorded a loss of $328 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

The fair value of the warrants at the measurement date was calculated using a binomial lattice calculation with the following factors, assumptions and methodologies:

March 31, 2017
Fair value of Company's common stock	$0.03
Volatility	120%
Exercise price	0.04
Estimated life	1.66
Risk free interest rate (based on 1-year treasury rate)	1.15%

MEF I, L.P. Assignment and Assumption Agreement

On March 9, 2017, the Company entered into a convertible promissory note with MEF I, L.P. pursuant to an assignment and assumption agreement (refer to Note 8, Term Loans, for additional detail on the assignment). The note is convertible at the lower of (i) $0.04 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On March 9, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $250 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability. The Company recorded a debt discount of $50 and debt issuance costs of $50, which are being amortized over the life of the loan.

On March 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $270. The Company recorded a loss of $20 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31, 2017
Principal amount and guaranteed interest	$532

Conversion price per share	$0.04
Conversion trigger price per share	None
Risk free rate	1.31%
Life of conversion feature (in years)	2.17
Volatility	130%

SRFF Warrant and Derivative

On September 8, 2016, the Company issued a warrant to purchase up to a total of 2,500,000 shares of common stock at any time on or prior to April 1, 2017. The exercise price of the warrant is $0.001. The warrant was issued in consideration for the outstanding accounts payable to the holder of the warrant. Based on the agreement, the proceeds from the eventual sale of the common stock based on the exercise of all or a portion of the warrant will be applied towards unpaid invoices for services previously rendered to the Company. The Company determined that the fair value of the warrants was $460, which was included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016.

During the three months ended December 31, 2016, the warrant value became less than the accounts payable owed. As a result, a derivative had to be recorded on the consolidated balance sheet as of December 31, 2016 in accordance with ASC 480.

As of March 31, 2017, the Company did not have sufficient authorized shares for the remaining equity warrants to qualify as equity. Per ASC 815-40-35-9, the Company reclassified these warrants to a derivative liability at their fair value as of March 31, 2017. Based on a warrant to purchase up to a total of 2,500,000 shares of common stock and an underlying price of $0.03 per share, the Company recorded these warrants at fair value of $75 on the unaudited condensed consolidated balance sheet as of March 31, 2017.

On March 31, 2017 and December 31, 2016, the Company used a binomial lattice model to value the warrant derivative and determined the fair value to be $189 and $152, respectively. The Company recorded a gain on fair value of derivative instruments of $37 for the three months ended March 31, 2017 on the unaudited condensed consolidated statement of operations.

On April 1, 2017, the expiration date was extended until the Company’s proposed reverse-stock split is effected (refer to Note 16, Subsequent Events, for further detail).

The fair value of the warrant derivative as of March 31, 2017 and December 31, 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	March 31, 2017	December 31, 2016
Fair value of Company's common stock	$0.03	$0.03
Volatility	120%	120%
Exercise price	0.001	0.001
Estimated life	0.00	0.25
Risk free interest rate (based on 1-year treasury rate)	0.07%	0.57%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Reclassification of Equity Warrants

As of March 31, 2017, the Company did not have sufficient authorized shares for the existing equity warrants to qualify as equity. Per ASC 815-40-35-9, the Company reclassified these warrants to derivative liabilities at their fair value as of March 31, 2017. These warrants are outstanding to GPB Life Science Holdings, LLC, 8760 Enterprises, Inc., and the JGB entities.

The Company determined the fair value of these warrants as of March 31, 2017 to be as follows:

●	De minimis for GPB Warrant-1, GPB Warrant-2, and GPB Warrant-3;

●	$2 for the 8760 Enterprises, Inc. warrant; and

●	$33 for the JGB warrant.

The fair value of these warrants as of March 31, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	GPB Warrant-1	GPB Warrant-2	GPB Warrant-3	8760 Enterprises, Inc.	JGB Exchange Warrants
	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017
Fair value of Company's common stock	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03
Volatility	120%	120%	120%	120%	120%	120%
Exercise price	1.75	1.75	1.75	2.00	0.01	0.10
Estimated life	1.68	1.73	2.12	3.46	0.75	0.75
Risk free interest rate (based on 1-year treasury rate)	1.15%	1.15%	1.39%	1.72%	0.97%	0.97%

10. INCOME TAXES

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

The Internal Revenue Service (IRS) has completed its examination of the Company’s 2013 Federal Corporation Income tax Return. The Company has agreed to certain adjustments proposed by the IRS and is appealing others. Separately, the IRS has questioned the Company’s classification of certain individuals as independent contractors rather than employees. The Company estimates its potential liability to be $125 but the liability, if any, upon final disposition of these matters is uncertain.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

11. STOCKHOLDERS’ DEFICIT

Common Stock:

Purchase of treasury shares

During January 2017, the Company repurchased 326,669 shares at par value of $0.0001 per share from employees who terminated employment.

Cancellation of shares

During March 2017, 6,777,492 shares issued to Dominion Capital LLC during 2016 were cancelled.

Issuance of shares of common stock to non-employees for services

During January 2017, the Company issued 500,000 shares of its common stock to an investor relations firm for services provided to the Company. The shares were valued at fair value at $0.02 per share and were immediately vested. The Company recorded $12 to salaries and wages expense on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

Issuance of shares of common stock to employees and directors for services

During January 2017, the Company issued 5,200,000 shares of its common stock to employees and directors for services performed. The shares were valued at fair value of $0.02 per share and vest on varying schedules through January 26, 2020. The Company recorded $1 to salaries and wages expense on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

Issuance of shares pursuant to Dominion Capital LLC promissory notes

During January 2017, the Company issued an aggregate of 22,510,372 shares of common stock to Dominion Capital LLC upon the conversion of $333 of principal and accrued interest of a note outstanding. The shares were issued at $0.01 per share, per the terms of the notes payable.

During February 2017, the Company issued an aggregate of 27,000,723 shares of common stock to Dominion Capital LLC upon the conversion of $357 of principal and accrued interest of a note outstanding. The shares were issued at $0.01 per share, per the terms of the notes payable.

During March 2017, the Company issued an aggregate of 53,329,015 shares of common stock to Dominion Capital LLC upon the conversion of $528 of principal and accrued interest of a note outstanding. The shares were issued at $0.01 per share, per the terms of the notes payable.

Issuance of shares pursuant to Forward Investments, LLC promissory notes

During January 2017, the Company issued 31,395,890 shares of its common stock to Forward Investments, LLC upon conversion of $582 principal amount of promissory notes outstanding. The shares were issued at $0.02 per share, per the terms of the notes payable.

During February 2017, the Company issued 47,525,408 shares of its common stock to Forward Investments, LLC upon conversion of $867 principal amount of promissory notes outstanding. The shares were issued at $0.02 per share, per the terms of the notes payable.

During March 2017, the Company issued 83,039,391 shares of its common stock to Forward Investments, LLC upon conversion of $1,112 principal amount and $254 accrued interest of promissory notes outstanding. The shares were issued at $0.02 per share, per the terms of the notes payable.

Issuance of shares pursuant to JGB Concord senior secured convertible debenture

During January 2017, the Company issued 17,145,048 shares of common stock to JGB Concord pursuant to conversion of $290 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $0.02 per share, per the terms of the note payable.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During February 2017, the Company issued 3,118,534 shares of common stock to JGB Concord pursuant to conversion of $45 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $0.01 per share, per the terms of the note payable.

During March 2017, the Company issued 65,464,862 shares of common stock to JGB Concord pursuant to conversion of $615 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $0.01 per share, per the terms of the note payable.

Issuance of shares pursuant to Smithline senior convertible promissory note

During February 2017, the Company issued 1,830,459 shares of its common stock to Smithline upon the conversion of $23 of principal of a note outstanding. The shares were issued at $0.01 per share, per the terms of the note payable.

During March 2017, the Company issued 21,580,444 shares of its common stock to Smithline upon the conversion of $223 of principal of a note outstanding. The shares were issued at $0.01 per share, per the terms of the note payable.

Issuance of shares pursuant to MEF I, L.P. convertible promissory note

During March 2017, the Company issued 2,000,000 shares of its common stock to MEF I, L.P. upon the conversion of $18 principal amount and $1 of accrued interest of a note outstanding. The shares were issued at $0.01 per share, per the terms of the note payable.

12. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2017	2,888,388	$1.64
Granted	5,200,000	$0.02
Vested	(918,167)	$0.59
Forfeited/Cancelled	(327,919)	$0.92
Exercised	-	$-
Oustanding at March 31, 2017	6,842,302	$0.58

For the three months ended March 31, 2017 and 2016, the Company incurred $13 and $71, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $487 and $677 in stock compensation expense on shares subject to vesting terms in previous periods during the quarters ended March 31, 2017 and 2016, respectively.

Options

There were no options granted during the three months ended March 31, 2017 or 2016.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2017:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	175,000	$3.72	5.29	$646
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2017	175,000	$3.72	5.05	$-
Exercisable at March 31, 2017	166,667	$3.72	5.05	$-

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2017 and December 31, 2016 of $0.03 and $0.03, respectively.

13. RELATED PARTIES

At March 31, 2017 and December 31, 2016, the Company had outstanding the following loans due to related parties:

	March 31,	December 31,
	2017	2016

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $28 and $38, respectively	$668	$658
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $28 and $36, respectively	347	339
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $47 and $62, respectively	590	575
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $116 and $152, respectively	2,434	2,398
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	1,421	4,235
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $665 and $860, respectively	3,708	3,513
Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	390	390
Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016, due on demand	5,755	5,755
Former owner of IPC, unsecured, 15% interest, due on demand	75	75
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016	225	225
	15,613	18,163
Less: current portion of debt	(15,613)	(9,531)
Long-term portion of notes payable, related parties	$-	$8,632

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended March 31, 2017 and 2016 was $656 and $902, respectively.

All notes payable to related parties are subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. term loan notes.

As noted in Note 11, Stockholders’ Deficit, related party lenders converted principal into shares of the Company’s common stock during the three months ended March 31, 2017.

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

The Company has entered into an agreement with Forward Investments, LLC permitting Forward Investments, LLC to convert its debt into the Company’s common stock at a 5% discount to the daily market price. During the three months ended March 31, 2017, Forward Investments, LLC converted $2,814 aggregate principal amount of promissory notes into an aggregate of 161,960,689 shares of the Company’s common stock. Refer to Note 11, Stockholders’ Deficit, for further information.

Convertible Promissory Note to Frank Jadevaia, Former Owner of IPC

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

(UNAUDITED)

Convertible Promissory Note to Scott Davis, Former Owner of Nottingham

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

On May 30, 2016, the note matured and was due on demand.

On April 3, 2017, Scott Davis assigned the full outstanding amount of the note to a third party (refer to Note 16, Subsequent Events, for further detail).

Loans to Employees

During the year ended December 31, 2016, the Company issued loans to four employees totaling $928. As of March 31, 2017 and December 31, 2016, the Company had outstanding loans to these employees with total principal of $928. These loans are collateralized by shares of the Company’s common stock held by the employees. As of March 31, 2017 and December 31, 2016, the value of the collateral was below the principal value. As a result, the Company recorded a reserve for the balance of $891 on the unaudited condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016 (refer to Note 4, Loans Receivable, for further detail).

14. SEGMENTS

The Company operates in three reportable segments: applications and infrastructure, professional services, and managed services. The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities (sold by the Company in April 2017), Tropical, RM Leasing, and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDNE. The managed services operating segment is primarily comprised of the operations of IPC.

In addition to the operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin. As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes. The Company’s former VaultLogix and Axim subsidiaries, which were included in the Company’s former cloud services segment, were reclassified as “discontinued operations” to conform to classifications used in the current period related to the sale of VaultLogix, VaultLogix’s subsidiaries and Axim. The segment information for the three months ended March 31, 2016 has been retrospectively updated to reflect this change.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Segment information relating to the Company’s results of continuing operations was as follows:

	Three months ended March 31,
	2017	2016

Revenue by Segment
Applications and infrastructure	$5,487	$5,235
Professional services	6,271	6,520
Managed services	2,192	5,874
Total	$13,950	$17,629

	Three months ended March 31,
	2017	2016

Gross Profit by Segment
Applications and infrastructure	$1,472	$726
Professional services	1,438	1,453
Managed services	457	2,235
Total	$3,367	$4,414

	Three months ended March 31,
	2017	2016

Operating Income (Loss) by Segment
Applications and infrastructure	$265	$(453)
Professional services	(4,115)	(126)
Managed services	(735)	154
Corporate	(2,679)	(3,117)
Total	$(7,264)	$(3,542)

	Three months ended March 31,
	2017	2016

Interest Expense by Segment
Applications and infrastructure	$6	$4
Professional services	-	-
Managed services	-	2
Corporate	4,269	4,709
Total	$4,275	$4,715

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2017	2016

Depreciation and Amortization Expense by Segment
Applications and infrastructure	$184	$212
Professional services	100	127
Managed services	154	211
Corporate	4	6
Total	$442	$556

	March 31, 2017	December 31, 2016
Total Assets by Segment
Applications and infrastructure	$15,850	$16,177
Professional services	11,594	21,334
Managed services	14,700	15,820
Corporate	1,667	1,238
Total	$43,811	$54,569

	March 31, 2017	December 31, 2016
Goodwill by Segment
Applications and infrastructure	$6,907	$6,906
Professional services	3,780	10,081
Managed services	6,381	6,381
Total	$17,068	$23,368

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31, 2017
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$5,056	$431	$5,487
Professional services	6,202	69	6,271
Managed services	2,192	-	2,192
Total	$13,450	$500	$13,950

	Three months ended March 31, 2016
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$5,044	$191	$5,235
Professional services	6,488	32	6,520
Managed services	5,874	-	5,874
Total	$17,406	$223	$17,629

	Three months ended March 31, 2017
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$1,280	$192	$1,472
Professional services	1,422	16	1,438
Managed services	457	-	457
Total	$3,159	$208	$3,367

	Three months ended March 31, 2016
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$683	$43	$726
Professional services	1,447	6	1,453
Managed services	2,235	-	2,235
Total	$4,365	$49	$4,414

	Three months ended March 31, 2017
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$108	$157	$265
Professional services	(4,137)	22	(4,115)
Managed services	(735)	-	(735)
Corporate	(2,679)	-	(2,679)
Total	$(7,443)	$179	$(7,264)

	Three months ended March 31, 2016
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$(475)	$22	$(453)
Professional services	(128)	2	(126)
Managed services	154	-	154
Corporate	(3,117)	-	(3,117)
Total	$(3,566)	$24	$(3,542)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

15. DISCONTINUED OPERATIONS

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

The results of operations of VaultLogix and its subsidiaries have been included within the line-item labelled gain on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016. The Company recorded a gain on the disposal of these assets of $2,637 for the three months ended March 31, 2016.

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

The results of operations of Axim have been included within the line-item labelled net gain on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016.

The following table shows the statement of operations of the Company’s discontinued operations for the three months ended March 31, 2016.

For the three months ended
March 31, 2016

Revenues	$1,377
Cost of revenue	259
Gross profit	1,118

Operating expenses:
Depreciation and amortization	439
Salaries and wages	844
Selling, general and administrative	536
Total operating expenses	1,819

Loss (income) from operations	(701)

Other (income) expenses:
Interest expense	(243)
Other expense	(30)
Gain (loss) on disposal	2,637
Total other (income) expense	2,364

Net income (loss) on discontinued operations	$1,663

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

16. SUBSEQUENT EVENTS

Assignment of Tim Hannibal Note

On April 3, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW Capital, LLC (“RDW”). This note was convertible at a price of $6.37. RDW then exchanged this original note for a new 2.5% convertible promissory note with a principal amount of $1,215 due April 4, 2018. This conversion price in effect on any conversion date shall be equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion.

Assignment of Scott Davis Note and Return of Interest in Nottingham

On April 3, 2017, Scott Davis assigned 100% of his promissory note in the original principal amount of $250, reduced to $225 based on a $25 conversion into common stock, to RDW. This note was convertible at a price of $2.22 and was due on demand. As consideration for the assignment RDW paid Scott Davis $40. RDW then exchanged this original note for a new 2.5% convertible promissory note with a principal amount of $100 due April 3, 2018. This conversion price in effect on any conversion date shall be equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion.

In addition, the Company returned its 40% interest in Nottingham to Scott Davis effective April 1, 2017, for no consideration.

Sale of the AWS Entities

On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement (“Mantra APA”) with Mantra Venture Group Ltd. (“Mantra”). Pursuant to the terms of the Mantra APA, the Company agreed to sell to Mantra 80.1% of the assets associated with the Company’s AWS Entities (the “Business”) subsidiaries. The purchase price paid by Mantra for the assets included the assumption of certain liabilities and contracts associated with the Business, the issuance to the Company of a one-year convertible promissory note in the principal amount of $2,000, which accrues interest at a rate of 8% per annum, and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Mantra APA) of the Business for the six-month period immediately following the closing and (ii) $1,500. In addition, the Mantra APA contains a working capital adjustment.

Reverse Stock-Split

A 1:4 reverse stock-split of the Company’s common stock was approved by the Company’s stockholders on August 29, 2016 at the 2016 Annual Meeting of stockholders and by the Company’s board of directors in April 2017. The Company has requested the required regulatory approval from FINRA (Financial Industry Regulatory Authority) in order to effect the reverse stock-split. To date, the Company has not received the approval and the reverse stock-split has not been effected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on March 13, 2017 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

We operate in three reportable segments: applications and infrastructure, professional services and managed services. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities (which we sold in April 2017), Tropical, RM Leasing, and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDNE. The managed services operating segment is comprised of the operations of IPC.

On February 17, 2016, we sold certain assets of our formally-owned VaultLogix and subsidiaries reporting unit, which was included in our former cloud services segment. On April 29, 2016, we sold certain assets of our former wholly-owned subsidiary, Axim. On January 31, 2017, we sold the Highwire division of ADEX. The operations of VaultLogix and its subsidiaries and Axim have been excluded from the comparative tables noted below.

Results of Continuing Operations – Three months ended March 31, 2017 and 2016

Revenues:

	Three months ended
	March 31,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$5,487	$5,235	$252	5%
Professional services	6,271	6,520	(249)	-4%
Managed services	2,192	5,874	(3,682)	-63%
Total	$13,950	$17,629	$(3,679)	-21%

Revenues for the three-month period ended March 31, 2017 decreased $3.7 million, or 21%, to $14.0 million, as compared to $17.6 million for the corresponding period in 2016. The decrease in revenues resulted primarily from a decrease in revenues from our managed services segment due to slower than forecasted results. In addition, Highwire, which was sold on January 31, 2017, accounted for $0.4 million in revenues during the three months ended March 31, 2017, compared to $1.6 million for the same period in 2016.

During the three-month period ended March 31, 2017, 45% of our revenue was derived from our professional services segment, 16% from our managed services segment and 39% from our applications and infrastructure segment. During the three-month period ended March 31, 2016, 37% of our revenue was derived from our professional services segment, 33% from our managed services segment and 30% from our applications and infrastructure segment. Revenues from our managed services segment tends to be recurring in nature. We expect the revenues of our applications and infrastructure operating segment as a percentage of our total revenues to decline commencing in the three-month period ending June 30, 2017 due to our sale in April 2017 of 80.1% of the assets of the AWS Entities and Tropical.

Cost of revenue and gross margin:

	Three months ended March 31,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$4,015	$4,509	$(494)	-11%
Gross margin	$1,472	$726	$746	103%
Gross profit percentage	27%	14%

Professional services
Cost of revenue	$4,833	$5,067	$(234)	-5%
Gross margin	$1,438	$1,453	$(15)	-1%
Gross profit percentage	23%	22%

Managed services
Cost of revenue	$1,735	$3,639	$(1,904)	-52%
Gross margin	$457	$2,235	$(1,778)	-80%
Gross profit percentage	21%	38%

Total
Cost of revenue	$10,583	$13,215	$(2,632)	-20%
Gross margin	$3,367	$4,414	$(1,047)	-24%
Gross profit percentage	24%	25%

Cost of revenue for the three-month periods ended March 2017 and 2016 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $2.6 million, or 20%, for the three-month period ended March 31, 2017 was primarily attributable to the decrease in cost of revenue in our managed services segment due to slower than forecasted results. Costs of revenue as a percentage of revenues was 76% for the three-month period ended March 31, 2017, as compared to 75% for the same period in 2016.

Our gross profit percentage was 24% for the three-month period ended March 31, 2017, as compared to 25% for the comparable period in 2016. The overall decrease in gross profit percentage was primarily due to lower margins realized on jobs within our managed services segment.

Salaries and wages:

	Three months ended March 31,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$604	$443	$161	36%
Percentage of total revenue	4%	2%

Professional services	$1,042	$1,110	$(68)	-6%
Percentage of total revenue	7%	6%

Managed services	$561	$1,150	$(589)	-51%
Percentage of total revenue	4%	7%

Corporate	$1,068	$1,403	$(335)	-24%
Percentage of total revenue	8%	8%

Total	$3,275	$4,106	$(831)	-20%
Percentage of total revenue	23%	23%

For the three-month period ended March 31, 2017, salaries and wages decreased $0.8 million to $3.3 million as compared to approximately $4.1 million for the same period in 2016. The decrease resulted primarily from a decrease in salaries and wages in our managed services and corporate segments as we focused on reducing salaries and wages and SG&A costs. Salaries and wages were 23% of revenue in the three-month period ended March 31, 2017 and 2016.

Selling, General and Administrative:

	Three months ended March 31,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$422	$525	$(103)	-20%
Percentage of total revenue	3%	3%

Professional services	$467	$434	$33	8%
Percentage of total revenue	3%	2%

Managed services	$476	$629	$(153)	-24%
Percentage of total revenue	3%	4%

Corporate	$1,606	$1,706	$(100)	-6%
Percentage of total revenue	12%	10%

Total	$2,971	$3,294	$(323)	-10%
Percentage of total revenue	21%	19%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $0.3 million, or 10%, to $3.0 million in the three-month period ended March 31, 2017, as compared to $3.3 million in the comparable period of 2016. The decrease was a result of decreases in the applications and infrastructure, managed services and corporate segments as we focused on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses increased to 21% of revenues in the three-month period ended March 31, 2017, from 19% in the comparable period in 2016 due to a reduction in revenues for the first quarter of 2017.

Interest Expense:

Interest expense for the three-month periods ended March 31, 2017 and 2016 was $4.3 million and $4.7 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the three months ended March 31, 2017 compared to the same period of 2016. This was primarily due to the pay down of the White Oak debt associated with VaultLogix acquisition of $11.3 million during the first quarter of 2016.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $14.2 million for three-month period ended March 31, 2017, as compared to net loss attributable to common stockholders of $4.3 million for the three months ended March 31, 2016. The increase in net loss was primarily due to goodwill and intangible asset impairment charges of $3.1 million and $0.8 million, respectively. Additionally, non-cash losses related to our derivative instruments were $2.4 million for the three months ended March 31, 2017, compared to a gain of $2.9 million for the same period of 2016.

Goodwill and Intangible Asset Impairment

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

During 2016, we evaluated the results of the reporting units included in our professional services segments and determined that these reporting units were not impaired.

During the first quarter of 2017, we sold our Highwire division. The Company analyzed the reporting unit which included Highwire for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, we recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. The Independent Registered Public Accounting Firm’s Report issued in connection with our audited financial statements for the year ended December 31, 2016 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the quarter ended March 31, 2017, we generated gross profits from operations, but we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At March 31, 2017, we had a working capital deficit of $48.0 million, as compared to a working capital deficit of $39.4 million at December 31, 2016.

Within the next 12 months, we have obligations relating to the payment of indebtedness on term loans and notes to related parties of $20.1 million and $16.5 million, respectively.

We anticipate meeting our cash obligations on our indebtedness that is payable within the next 12 months from the results of operations and, depending on results of operations, we may need additional equity or debt financing. Additionally, during January 2017, we sold the Highwire division of our ADEX subsidiary for a $4 million cash payment plus a working capital adjustment, which is expected to be paid to us on August 28, 2017, of approximately $0.5 million. $2.5 million of the net proceeds from the sale of our Highwire division was applied to the repayment of our indebtedness to JGB (Cayman) Concord Ltd. Additionally, on April 25, 2017, we sold 80.1% of certain assets in the AWS Entities for a $2.0 million convertible note, a potential earn out of 3X EBITDA for the first six months after closing, cash of $0.1 million and a working capital adjustment of $1.2 million payable 60 days after the closing. We expect to convert the note into freely tradable common shares of the purchaser six months after the closing.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through the next 12 months, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees, and the sale of certain of our operating subsidiaries. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into preferred or common shares. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through the next 12 months. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during the next twelve months.

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

We had capital expenditures of $0.03 million and $0.02 million for the three-month periods ended March 31, 2017 and 2016, respectively. We expect our capital expenditures for the 12 months to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

As of March 31, 2017, we had cash of $0.8 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Three months ended
	March 31,
(dollars amounts in thousands)	2017	2016

Net cash provided by (used in) operating activities	(605)	$(3,236)
Net cash provided by investing activities	3,931	9,549
Net cash provided by (used in) financing activities	(4,300)	(1,164)

Net cash used in operating activities for the three months ended March 31, 2017 was $0.6 million, which included the net loss for the period of $14.2 million. The net loss was offset by $3.1 million of amortization of debt discount and deferred debt issuance costs, losses on the fair value of derivative liabilities of $2.4 million, goodwill and intangible asset impairment charges totaling $3.9 million, loss on extinguishment of debt of $1.2 million, and changes in operating assets and liabilities of $2.9 million.

Net cash provided by investing activities for the three months ended March 31, 2017 was $3.9 million. This consisted primarily of $4 million of proceeds received from the sale of our Highwire subsidiary.

Net cash used in financing activities was $4.3 million for the three months ended March 31, 2017. This consisted primarily of $3.6 of cash from proceeds of the sale of our Highwire subsidiary used to make term loan-related repayments, along with other repayments of receivables purchase agreements and term loans.

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

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, except as described below.

As reported in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, we are a party to the following purported class action lawsuit and related derivative actions:

●	In March 2014, a complaint entitled In re InterCloud Systems Sec. Litigation, Case No. 3:14-cv-01982 (D.N.J.) was filed in the United States District Court for the District of New Jersey against our company, our Chairman of the Board and Chief Executive Officer, Mark Munro, The DreamTeamGroup and MissionIR, as purported securities advertisers and investor relations firms, and John Mylant, a purported investor and investment advisor. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between November 5, 2013 and March 17, 2014. The complaint alleged violations by the defendants (other than Mark Munro) of Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged courses of conduct that were intended to deceive the plaintiff and the investing public and to cause the members of the purported class to purchase shares of our common stock at artificially inflated prices based on untrue statements of a material fact or omissions to state material facts necessary to make the statements not misleading. The complaint also alleged that Mr. Munro and our company violated Section 20 of the Securities Exchange Act of 1934, as amended, as controlling persons of the other defendants.

●	In January 2016, a derivative compliant entitled Michael E. Sloan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, Daniel J. Sullivan, Roger M. Ponder, Lawrence M. Sands, Frank Jadevia, and Scott Davis, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No. 11878 (DE Chancery) was filed in the Delaware Chancery Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, abused control, grossly mismanaged, and unjustly enriched themselves by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and our company, and were written on behalf of our company for the purpose of promoting our company and driving up its stock price.

●	In June 2016, a derivative compliant entitled Wasseem Hamdan, derivatively and on behalf of InterCloud Systems, Inc. v. Mark Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger M. Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-cv-03706 (D.N.J.) was filed in the New Jersey Federal District Court. This action arises out of the same conduct at issue in the purported class action lawsuit. In the complaint, nominal plaintiff alleges that the individual defendants breached their fiduciary duty as directors and officers, grossly mismanaged, and unjustly enriched themselves during the relevant period (December 2013 to the present) by having knowingly hired a stock promotion firm that caused analyst reports to be disseminated that falsely stated they were not paid for by such stock promotion firm and our company, and were written on behalf of us for the purpose of promoting our company and driving up its stock price.

●	In July 2016, a derivative compliant entitled John Scrutchens, derivatively and on behalf of InterCloud Systems, Inc. v. Mark E. Munro, Mark F. Durfee, Charles K. Miller, Neal Oristano, and Roger Ponder, Defendants, and InterCloud Systems, Inc., Nominal Defendant, Case No.: 3:16-CV-04207-FLW-DEA (D.N.J.) was filed in the United States Federal District Court for the District of New Jersey. This action arises out of the same conduct at issue in the purported class action lawsuit filed against our company. In the complaint, nominal plaintiff alleges that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder because in exercising reasonable care as directors of our company, the defendants knew or should have known that statements contained in our proxy statements for our annual stockholders’ meetings held in 2013 and 2014 were false and misleading in that such proxy statements (i) omitted material information regarding, among other wrongdoings, the purported wrongdoings of the defendants that generally are at issue in the purported class action lawsuit filed against us and the other derivative actions filed against the defendants, and (ii) included by reference materially false and misleading financial statements.

In April 2017, the parties in all of the foregoing proceedings reached a global settlement in principle for an aggregate of $3.0 million, which amount will be paid by our insurers. We and the other parties in such proceedings are currently in the process of finalizing the global settlement and obtaining preliminary court approval of the settlement. While we believe a global settlement can be reached by the parties and approved by the applicable courts, there can be no assurance that any such settlement will be reached and approved.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2017, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

In January 2017, we issued 500,000 shares of common stock to an investor relations firm for services provided. The shares were issued at fair value of $0.02 per share, per the terms of the agreement.

In January 2017, we issued 5,200,000 shares of common stock to employees and directors for services performed. The shared were issued at fair value of $0.02 per share, per the terms of the agreements.

In January 2017, we issued 22,510,372 shares of common stock to Dominion Capital LLC in satisfaction of notes payable and accrued interest aggregating $333. The shares were issued at an average fair value of $0.01 per share, per the terms of the agreements.

In January 2017, we issued 31,395,890 shares of common stock to Forward Investments, LLC in satisfaction of notes payable and accrued interest aggregating $291. The shares were issued at an average fair value of $0.02 per share, per the terms of the agreements.

In January 2017, we issued 17,145,048 shares of common stock to JGB Concord in satisfaction of notes payable and accrued interest aggregating $582. The shares were issued at an average fair value of $0.02 per share, per the terms of the agreements.

In February 2017, we issued 27,000,723 shares of common stock to Dominion Capital LLC in satisfaction of notes payable and accrued interest aggregating $357. The shares were issued at an average fair value of $0.01 per share, per the terms of the agreements.

In February 2017, we issued 47,525,408 shares of common stock to Forward Investments, LLC in satisfaction of notes payable aggregating $867. The shares were issued at an average fair value of $0.02 per share, per the terms of the agreements.

In February 2017, we issued 1,830,459 shares of common stock to Smithline in satisfaction of notes payable aggregating $23. The shares were issued at an average fair value of $0.01 per share, per the terms of the agreements.

In February 2017, we issued 3,118,534 shares of common stock to JGB Concord in satisfaction of notes payable and accrued interest aggregating $46. The shares were issued at an average fair value of $0.01 per share, per the terms of the agreements.

In March 2017, we issued 52,329,015 shares of common stock to Dominion Capital LLC in satisfaction of notes payable and accrued interest aggregating $528. The shares were issued at an average fair value of $0.01 per share, per the terms of the agreements.

In March 2017, we issued 83,039,391 shares of common stock to Forward Investments, LLC in satisfaction of notes payable and accrued interest aggregating $1,365. The shares were issued at an average fair value of $0.02 per share, per the terms of the agreements.

In March 2017, we issued 65,464,862 shares of common stock to JGB Concord in satisfaction of notes payable and accrued interest aggregating $616. The shares were issued at an average fair value of $0.01 per share, per the terms of the agreements.

In March 2017, we issued 21,580,444 shares of common stock to Smithline in satisfaction of notes payable aggregating $223. The shares were issued at an average fair value of $0.01 per share, per the terms of the agreements.

In March 2017, we issued 2,000,000 shares of common stock to MEF I, L.P. in satisfaction of notes payable and accrued interest aggregating $19. The shares were issued at an average fair value of $0.01 per share, per the terms of the agreements.

Stock Repurchases

During the first quarter of 2017, we purchased shares of our outstanding common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(b)

January 1, 2017 to January 31, 2017	326,669	(a)	$0.0001	-	-
February 1, 2017 to February 28, 2017	-		-	-	-
March 1, 2017 to March 31, 2017	-		-	-	-

(a)	The Company repurchased 326,669 shares at par value of $0.0001 per share from employees who terminated employment.

(b)	We have no publicly-announced repurchase program in place.

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

INTERCLOUD SYSTEMS, INC.

May 12, 2017	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

