Form 10-Q
period 2017-06-30
INTERCLOUD SYSTEMS, INC.
filed 2017-08-14
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 312,289,757 shares of common stock were issued and outstanding as of August 9, 2017.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$407	$1,790
Accounts receivable, net of allowances of $1,026 and $914, respectively	8,459	13,952
Inventory, net of reserves of $263 and $84, respectively	-	165
Loans receivable, net of reserves of $891 and $891, respectively	2,319	382
Other current assets	4,915	2,100
Total current assets	16,100	18,389

Property and equipment, net	167	533
Goodwill	10,185	23,368
Customer lists, net	5,786	8,589
Tradenames, net	1,471	3,178
Other intangible assets, net	-	256
Restricted cash	1,000	-
Cost method investment	340	-
Other assets	160	256
Total assets	$35,209	$54,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$9,698	$10,907
Accrued expenses	12,338	10,721
Deferred revenue	4,900	3,058
Income taxes payable	53	53
Bank debt, current portion	117	121
Notes payable, related parties	4,110	225
Contingent consideration	-	515
Derivative financial instruments	3,159	1,749
Term loans, current portion, net of debt discount	30,551	30,742
Total current liabilities	64,926	58,091

Long-term Liabilities:
Notes payable, related parties, net of current portion	-	3,970
Deferred income taxes	604	1,002
Term loans, net of current portion, net of debt discount	2,369	6,233
Derivative financial instruments	3,365	1,316
Total long-term liabilities	6,338	12,521

Total Liabilities	71,264	70,612

Commitments and Contingencies

Stockholders’ Deficit:
Common stock; $0.0001 par value; 500,000,000 shares authorized; 122,232,467 and 28,516,804 issued and 121,833,616 and 28,210,003 outstanding as of June 30, 2017 and December 31, 2016, respectively	10	2
Common stock warrants, no par	1	1,727
Treasury stock, at cost - 398,852 and 306,801 shares at June 30, 2017 and December 31, 2016, respectively	(2)	(1)
Additional paid-in capital	138,893	130,869
Accumulated deficit	(175,162)	(148,983)
Total InterCloud Systems, Inc. stockholders’ deficit	(36,260)	(16,386)
Non-controlling interest	205	343
Total stockholders’ deficit	(36,055)	(16,043)

Total liabilities and stockholders’ deficit	$35,209	$54,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Service revenue	$7,574	$20,860	$21,337	$35,471
Product revenue	547	1,734	734	4,752
Total revenue	8,121	22,594	22,071	40,223
Cost of revenue	6,493	17,375	17,076	30,590
Gross profit	1,628	5,219	4,995	9,633

Operating expenses:
Depreciation and amortization	264	556	707	1,112
Salaries and wages	2,329	4,205	5,604	8,311
Selling, general and administrative	2,157	4,776	5,128	8,070
Goodwill impairment charge	621	-	3,767	-
Intangible asset impairment charge	162	-	959	-
Total operating expenses	5,533	9,537	16,165	17,493

Loss from operations	(3,905)	(4,318)	(11,170)	(7,860)

Other income (expenses):
Change in fair value of derivative instruments	(1,121)	1,910	(3,545)	4,796
Interest expense	(1,283)	(3,418)	(5,558)	(8,133)
Gain on conversion of debt	-	-	-	348
Gain (loss) on extinguishment of debt, net	117	(6,969)	(1,054)	(7,812)
Loss on investment in equity method investee	-	-	-	(29)
Loss on disposal of subsidiary	(5,921)	-	(5,226)	-
Other expense (income)	(84)	714	(122)	683
Total other expense	(8,292)	(7,763)	(15,505)	(10,147)

Loss from continuing operations before income taxes	(12,197)	(12,081)	(26,675)	(18,007)

Provision for (benefit from) income taxes	(119)	56	(358)	116

Net loss from continuing operations	(12,078)	(12,137)	(26,317)	(18,123)

Gain on discontinued operations, net of tax	-	(1,198)	-	465

Net loss	(12,078)	(13,335)	(26,317)	(17,658)

Net (income) loss attributable to non-controlling interest	121	(81)	138	(66)

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(11,957)	$(13,416)	$(26,179)	$(17,724)

Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:
Net loss from continuing operations	$(0.10)	$(0.39)	$(0.28)	$(0.59)
Net income on discontinued operations, net of taxes	$-	$(0.04)	$-	$0.01
Net loss per share	$(0.10)	$(0.43)	$(0.28)	$(0.58)

Weighted average common shares outstanding, basic and diluted	120,261,344	31,442,412	95,675,967	30,662,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Common Stock Warrants		Treasury Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2016	28,210,003	$2	1,085,152	$1,727	306,801	$(1)	$130,869	$(148,983)	$343	$(16,043)

Issuance of shares to non-employees for services	125,000	-	-	-	-	-	12	-	-	12
Issuance of shares to employees and directors for services	1,300,000	-	-	-	-	-	488	-	-	488
Issuance of shares pursuant to Forward Investments LLC promissory notes	40,490,172	4	-	-	-	-	2,810	-	-	2,814
Issuance of shares pursuant to Dominion Convertible note	25,710,028	3	-	-	-	-	1,215	-	-	1,218
Issuance of common stock pursuant to payment Senior secured convertible note, JGB (Cayman) Concord Ltd.	21,432,111	2	-	-	-	-	949	-	-	951
Issuance of shares pursuant to MEF I (Magna) convertible note	500,000	-	-	-	-	-	19	-	-	19
Issuance of shares pursuant to Smithline convertible note	5,852,726	1	-	-	-	-	245	-	-	246
Purchase of treasury shares	(81,667)	-	-	-	81,667	-	-	-	-	-
Cancellation of shares previously issued	(1,694,373)	(1)	-	-	-	-	-	-	-	(1)
Reclassification of warrants issued pursuant to JGB Amendment Agreement	-	-	(225,000)	(972)	-	-	939	-	-	(33)
Reclassification of warrants issued pursuant to 8760 Acquisition	-	-	(187,500)	(36)	-	-	33	-	-	(3)
Reclassification of warrants issued pursuant to bridge agreement (GPB)	-	-	-	(258)	-	-	258	-	-	-
Reclassification of warrants issued pursuant to settlement of AP (SRFF)	-	-	(625,000)	(460)	-	-	385	-	-	(75)
Cancellation of shares previously issued	(10,384)	(1)	-	-	10,384	(1)	-	-	-	(2)
Stock compensation expense	-	-	-	-	-	-	489	-	-	489
Loan forgiveness to related party	-	-	-	-	-	-	182	-	-	182
Net income (loss)	-	-	-	-	-	-	-	(26,179)	(138)	(26,317)
										-
Ending balance, June 30, 2017	121,833,616	$10	47,652	$1	398,852	$(2)	$138,893	$(175,162)	$205	$(36,055)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the six months ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(26,317)	$(17,658)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on discontinued operations	-	(465)
Provision for bad debts	255	100
Depreciation and amortization	707	1,112
Amortization of debt discount and deferred debt issuance costs	3,644	3,906
Stock compensation for services	977	1,309
Issuance of shares to non-employees for services	12	71
Change in fair value of derivative instruments	3,545	(4,796)
Deferred income taxes	(398)	(51)
Goodwill impairment charge	3,767	-
Intangible asset impairment charge	959	-
Gain on conversion of debt	-	(348)
Loss on extinguishment of debt	1,054	7,812
Loss on disposal of subsidiary	5,226	-
Loss on investment in equity method investee		29
Changes in operating assets and liabilities:
Accounts receivable	2,511	(1,333)
Inventory	165	816
Other assets	(2,811)	(1,760)
Accounts payable and accrued expenses	2,405	941
Deferred revenue	1,933	(1,634)
Net cash used in operating activities of continuing operations	(2,366)	(11,949)
Net cash used in operating activities of discontinued operations	-	414
Net cash used in operating activities	(2,366)	(11,535)

Cash flows from investing activities:
Purchases of equipment	(29)	(107)
Restricted cash	-	(12,190)
Issuance of notes receivable	63	(1,644)
Cash proceeds from sale of Highwire	4,000	-
Cash proceeds from sale of SDNE	422	-
Restricted cash proceeds from sale of SDNE	1,000	-
Net cash paid upon disposal of the AWS Entities	(105)	-
Net cash paid upon the disposal of Nottingham	(8)	-
Consideration paid for acquisitions, net of cash received	-	95
Net cash provided by (used in) investing activities of continuing operations	5,343	(13,846)
Net cash provided by investing activities of discontinued operations	-	21,887
Net cash provided by investing activities	5,343	8,041

Cash flows from financing activities:
Proceeds from bank borrowings	15	-
Repayments of bank borrowings	(4)	(6)
Proceeds from term loans	70	-
Debt issuance costs on new term loans	(50)	-
Term loan-related repayments from proceeds of sale of subsidiary	(3,625)	-
Repayment of term loans	(285)	(2,011)
Repayments of receivables purchase agreements	(480)	-
Cancellations of shares issued for interest	(1)	-
Repurchase of common stock	-	(1)
Net cash used in financing activities	(4,360)	(2,018)

Net decrease in cash	(1,383)	(5,512)

Cash, beginning of period	1,790	7,944

Cash, end of period	$407	$2,432

Supplemental disclosures of cash flow information:
Cash paid for interest	$152	$2,572
Cash paid for income taxes	$39	$83

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$5,247	$2,207
Issuance of warrants pursuant to acquisition	$-	$1,000
Addition to debt discount	$1,826	$1,581
Issuance of shares in lieu of cash compensation	$-	$206
Issuance of shares pursuant to loan covenants	$-	$828

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

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011 – sold in April 2017 in connection with the sale of the AWS Entities), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and Highwire (collectively, “ADEX” or “ADEX Entities”) (since September 2012 – Highwire was sold in January 2017 – refer to Note 3, Disposals of Subsidiaries, for further detail), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013 – the AWS Entities were sold in April 2017 – refer to Note 3, Disposals of Subsidiaries, for further detail), Integration Partners – NY Corporation (“IPC”) (since January 2014), RentVM Inc. (“RentVM”) (since February 2014), and SDN Essentials, LLC (“SDNE”) (since January 2016 – SDNE was sold in May 2017 – refer to Note 3, Disposals of Subsidiaries, for further detail). The results of operations of the Company’s former subsidiaries, VaultLogix, LLC (“VaultLogix”) (since October 2014), and PCS Holdings LLC (“Axim”) (since December 2014), have been included as discontinued operations on the accompanying financial statements. In February 2016, the Company consummated the sale of certain assets of VaultLogix, and in April 2016, the Company consummated the sale of all assets of Axim (refer to Note 15, Discontinued Operations for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and all variable interest entities (“VIE”) in which the Company is deemed to be the primary beneficiary.

The unaudited condensed consolidated financial statements include the accounts of Rives-Montiero Engineering, LLC (“RM Engineering”) (since December 2011), in which the Company owns an interest of 49%. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 include the accounts of Nottingham Enterprises LLC (“Nottingham”), in which the Company owned an interest of 40% (the Company returned its interest in Nottingham effective April 1, 2017). Management determined that Nottingham was a VIE because it met the following criteria: (i) the entity had insufficient equity to finance its activities without additional subordinated financial support from other parties and the 60% owner guaranteed its debt, (ii) the voting rights of the Company were not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involved or were conducted on behalf of an investor that had disproportionately few voting rights. The Company had the ability to exercise its call option to acquire the remaining 60% of Nottingham for a nominal amount and made all significant decisions related to Nottingham. In connection with the Company returning its interest in Nottingham, the Company recorded a loss on disposal of subsidiary of $455 for the three and six months ended June 30, 2017.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 included the Company’s 13.7% ownership interest in NGNWare, LLC (“NGNWare”). The Company wrote off its investment in NGNWare as of December 31, 2016. The Company did not hold a controlling financial interest in NGNWare but had the ability to exercise significant influence over the operating and financial policies of NGNWare. As such, the Company accounted for the investment in NGNWare under the equity method of accounting.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 13, 2017.

Basis of Presentation

The unaudited condensed consolidated financial statements have been presented on a comparative basis. During the year ending December 31, 2016, the Company disposed of two subsidiaries. The results of these subsidiaries are included within discontinued operations for the three and six months ended June 30, 2016.

During July 2017, the Company determined that Forward Investments, LLC was no longer a related party. The outstanding debt to Forward Investments, LLC was reclassed from notes payable, related parties to term loans effective January 1, 2016. Amounts outstanding as of December 31, 2016 were retrospectively updated to match the presentation on the unaudited condensed consolidated balance sheet as of June 30, 2017. Interest expense was retrospectively updated for the three and six months ended June 30, 2016 to match the presentation on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017.

During July 2017, the Company determined that Frank Jadevaia, the former owner of IPC and former President of the Company, was no longer a related party due to his resignation from his role as the Company’s President on November 4, 2016. The outstanding debt to Frank Jadevaia was reclassed from notes payable, related parties to term loans, effective November 4, 2016. Amounts outstanding as of December 31, 2016 were retrospectively updated to match the presentation on the unaudited condensed consolidated balance sheet as of June 30, 2017. Interest expense related to this debt was unchanged for the three and six months ended June 30, 2016.

Reverse Stock Split

On July 7, 2017, the Company filed a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-four reverse split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of the open of trading on July 12, 2017. The Company’s stockholders, at the 2016 Annual Meeting of Stockholders, had previously authorized the Company’s Board of Directors to effect a reverse stock split within a range of ratios, including one-for-four, at any time within one year following such Annual Meeting, as determined by the board.

All common share, warrant, stock option, and per share information in the unaudited condensed consolidated financial statements gives retroactive effect to the one-for-four reverse stock split that was effected on July 12, 2017. There was no change to the number of authorized shares of common stock of the Company as a result of the reverse stock split. The par value of the Company’s common stock was unchanged at $0.0001 per share post-split. The Company will continue to trade under the ticker symbol “ICLD” on the OTCQB Venture Market, although the letter “D” was temporarily appended to the ticker symbol for twenty days following the reverse split.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

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

The Company’s reporting units have been aggregated into one of three operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities (sold by the Company in April 2017), Tropical (sold by the Company in April 2017 in connection with the sale of the AWS Entities), RM Leasing, and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX Entities and SDNE (sold by the Company in May 2017). The Company’s third operating segment is managed services, which consists of the IPC and RentVM components. The operating segments mentioned above constitute reporting segments.

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

The applications and infrastructure segment revenues are derived from contracts to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS, Tropical (sold by the Company in April 2017 in connection with the sale of the AWS Entities) and RM Engineering provide that payment for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

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

The revenues of the Company’s professional services segment, which is comprised of the ADEX Entities and SDNE (sold by the Company in May 2017), are derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provide that payments made for the Company’s services may be based on either direct labor hours at fixed hourly rates or fixed-price contracts. The services provided under these contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to four months. If it is anticipated that the services will span a period exceeding one month, depending on the contract terms, the Company will provide either progress billing at least once a month or upon completion of the clients’ specifications.

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

Inventory

The inventory balance at June 30, 2017 and December 31, 2016 was related to the Company’s IPC subsidiary. IPC purchases inventory for resale to customers and records it at the lower of cost or market until sold. As inventory relates to specific customer orders, the Company determines the cost of the inventory using the specific identification method. If an item can no longer be matched to a specific customer order, the Company reserves the item at 100%. Inventory consisted of networking equipment for which title had not passed to customers as of June 30, 2017 and December 31, 2016. Inventory reserves were $263 and $84 at June 30, 2017 and December 31, 2016, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill was generated through the business acquisitions made by the Company. As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for each of the completed acquisitions. At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to the Company by the acquired entity.

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

During 2016, indicators of potential impairment of goodwill and indefinite-lived intangible assets were identified by management in the managed services segment. The Company’s management then determined that the IPC reporting unit assets were impaired and recognized an impairment loss as of December 31, 2016 related to intangible assets as the carrying value of the IPC reporting unit was in excess of its fair value. If IPC’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired.

During the first three months of 2017, indicators of potential impairment of goodwill and intangible assets were identified by management in the professional services segment as a result of the sale of ADEX’s Highwire division. Per ASC 350-20-40-7, when a portion of goodwill is allocated to a business to be disposed of, the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount.

Based on the Company’s analysis, the Company recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

During the three months ended June 30, 2017, indicators of potential impairment of goodwill and intangible assets were identified by management in the professional services segment as a result of the sale of SDNE. Per ASC 350-20-40-7, when a portion of goodwill is allocated to a business to be disposed of, the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount.

Based on the Company’s analysis, the reporting units in the Company’s professional services segment were not impaired as a result of the sale of SDNE.

During the three months ended June 30, 2017, indicators of potential impairment of goodwill and intangible assets were identified by management in the professional services segment as a result of the sale of the AWS Entities. Per ASC 350-20-40-7, when a portion of goodwill is allocated to a business to be disposed of, the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount.

Based on the Company’s analysis, the Company recorded goodwill impairment for TNS and RME of $596 and $25, respectively, and intangible asset impairment for TNS and RME of $123 and $39, respectively, in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Commitments and Contingencies

In the normal course of business, the Company is subject to various contingencies. The Company records a contingency in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC Topic 450, Contingencies (“ASC Topic 450”). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC Topic 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

Breach of Contract Actions

In July 2013, a complaint was filed against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment. In the complaint, the plaintiffs allege that the Company breached contractual agreements between it and plaintiffs pertaining to certain indebtedness amounting to approximately $116 allegedly owed by the Company to the plaintiffs and the Company’s agreement to convert such indebtedness into shares of its common stock. The plaintiff alleges that they are entitled to receive in the aggregate 0.5 million shares of the Company’s common stock or aggregate damages reflecting the trading value at the high price for the common stock. The Company has asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between the Company and the plaintiffs. The Farkas Group was a control person of the Company during the period that it was a public “shell” company and facilitated the transfer of control of the Company to its former chief executive officer, Gideon Taylor. This matter is presently set on the court’s non-jury trial docket. The Company intends to continue to vigorously defend this lawsuit.

On May 15, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York, County of New York titled Grant Thornton LLP v. InterCloud Systems, Inc., Case No. 652619/2017, for breach of contract, quantum meruit and unjust enrichment. In the complaint, the plaintiff alleges that the Company breached an agreement with the plaintiff by failing to pay the fees of the plaintiff of approximately $769,000 and to reimburse the plaintiff for its related expenses for a proposed audit of the Company’s financial statements for the year ended December 31, 2015. The Company intends to vigorously defend this action, and has commenced a separate action against Grant Thornton LLP in the Supreme Court of the State of New York, County of New York titled InterCloud Systems, Inc. v. Grant Thornton LLP, Case No. 65424/2017 for breach of contract and fraudulent inducement relating to the engagement letter between the Company and Grant Thornton LLP and to recover the fees the Company paid to Grant Thornton LLP, as well as other damages.

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

In April 2017, the parties in this proceeding and the related derivative actions described below reached a global settlement in principle for an aggregate of $3.0 million, which amount will be paid by the Company’s insurers. The Company and the other parties in such proceedings are currently in the process of finalizing the global settlement and obtaining court approval of the settlement. While the Company believes a global settlement can be reached by the parties and approved by the applicable courts, there can be no assurance that any such settlement will be reached and approved.

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

As of June 30, 2017, no accruals for loss contingencies have been recorded. With the exception of the proposed global settlement which would be paid by the Company’s insurers as discussed above, the outcomes of these cases are neither probable nor reasonably estimable.

The Company had obligations contingent on the performance of its former SDNE subsidiary, which the Company sold during the three months ended June 30, 2017. These contingent obligations, which were payable to the former owner of SDNE, was based on metrics that contained escalation clauses. The Company believed that the amounts that were recorded within the liabilities section of the consolidated balance sheets were indicative of fair value and were also considered the most likely payout of these obligations. As a result of the sale of SDNE, the Company no longer had any contingent consideration included on its consolidated balance sheet as of June 30, 2017.

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

Potential common shares includable in the computation of fully-diluted per share results are not presented for the three and six months ended June 30, 2017 and 2016 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

Diluted Earnings per Share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. As of June 30, 2017, the Company’s common stock equivalents included 40,011,804 shares that could be converted based on outstanding debt, 8,270,928 shares related to outstanding warrants, and 43,750 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. As of June 30, 2016, the Company’s common stock equivalents included 10,190,597 shares that could be converted based on outstanding debt, 270,928 shares related to outstanding warrants, and 43,750 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Potential common shares includable in the computation of fully-diluted per share results are not presented for the three and six months ended June 30, 2017 and 2016 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

Fair Value of Financial Instruments

ASC Topic 820 Fair Value Measurements and Disclosures (“ASC Topic 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of June 30, 2017 and December 31, 2016, was estimated at $31,656 and $43,729, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as Level 2.

Contingent Consideration

The fair value of the Company’s contingent consideration payable was based on the Company’s evaluation as to the probability and amount of any earn-out that could have ultimately been payable. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration recorded at initial acquisition date and at each subsequent reporting period. The fair value of contingent consideration is measured at each reporting period and adjusted as necessary. The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation. As a result of the sale of SDNE during the three months ended June 30, 2017, the Company no longer had any contingent consideration included on its unaudited condensed consolidated balance sheet as of June 30, 2017.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the Company’s financial instruments carried at fair value at June 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2017
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$2,964
Current derivative features related to warrants	-	-	195
Long-term derivative features related to convertible debentures	-	-	1,966
Long-term derivative features related to warrants	-	-	1,399

Total liabilities at fair value	$-	$-	$6,524

	December 31, 2016
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$1,749
Contingent consideration	-	-	515
Long-term derivative features related to convertible debentures	-	-	1,316

Total liabilities at fair value	$-	$-	$3,580

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2017 were as follows:

Amount
Balance as of December 31, 2016	$3,580
Change in fair value of derivative features related to convertible debentures	(107)
Change in fair value of warrant derivative	290
Reclassification of equity warrants to derivative	110
Fair value of JGB warrant derivative	65
Adjustment of derivative liability upon extinguishment of debt	2,241
Adjustment of make-whole provision upon payment	(815)
Fair value of derivative features related to MEF I, L.P.	250
Fair value of derivative features related to Dominion term loan	38
Balance as of March 31, 2017	$5,652

Change in fair value of derivative features related to convertible debentures	371
Change in fair value of warrant derivative	979
Fair Value of derivative features related to RDW term loan	39
Cancellation of 8760 warrants	(2)
Settlement of contingent consideration	(515)
Balance as of June 30, 2017	$6,524

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

Cost Method Investment

In connection with the sale of the AWS Entities (refer to Note 3, Disposals of Subsidiaries, for further detail), the Company retained a 19.9% interest in the disposed of subsidiary. In accordance with ASC 325-20, the Company accounted for this investment under the cost method, as the Company’s interest is less than 20% and the Company does not have the ability to exercise significant influence over the operating and financial policies of the disposed of subsidiary. The fair value of the investment is measured at every reporting period, and the balance is adjusted accordingly with any changes reflected on the consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The investment was initially valued on April 25, 2017, the date of the sale of the AWS Entities. Based on a sales price of $2,000,000, and a remaining interest of 19.9%, the Company initially recorded the investment at $500,000. On June 30, 2017, the Company utilized a third-party valuation firm to determine the fair value of the investment. Based on the discounted cash flow method, the fair value as of June 30, 2017 was $340,000. The change in the fair value of the investment was recorded in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the three and six months ended June 30, 2017, the Company generated gross profits but was unable to achieve positive cash flow from operations. The Company’s management expects to meet its future cash needs from the results of operations and, depending on the results of operations, the Company will likely need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the three and six months ended June 30, 2017 and the year ended December 31, 2016, the Company suffered recurring losses from operations. At June 30, 2017 and December 31, 2016, the Company had a stockholders’ deficit of $36,055 and $16,043, respectively. At June 30, 2017, the Company had a working capital deficit of approximately $48,826, as compared to a working capital deficit of approximately $39,702 at December 31, 2016. The decrease of $9,124 in the Company’s working capital from December 31, 2016 to June 30, 2017 was primarily the result of a decrease in accounts receivable of $5,493, a $1,383 decrease in cash, a $1,842 increase in deferred revenue, a $1,410 increase in current derivative financial instruments based on changes in fair value, and a combined $3,694 increase in the current portions of notes payable to related parties and term loans. The decrease was offset by a $1,937 increase in loans receivable and a $2,815 increase in other current assets.

Within the next 12 months, the Company has obligations relating to the payment of indebtedness on term loans of $32,083. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to August 31, 2018 from earnings from operations, the sale of certain operating assets or businesses or from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, in July 2017, the Company elected to reduce related-party debt by converting such debt into shares of the Company's Series J preferred stock (refer to Note 16, Subsequent Events, for further detail). The Company may elect to reduce certain third-party debt in the future by converting such debt into shares of the Company's common stock. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through the next 12 months. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

3. DISPOSALS OF SUBSIDIARIES

On January 31, 2017, the Company sold the Highwire division of ADEX. This division accounted for approximately $0 and $2,966 in revenues for the three months ended June 30, 2017 and 2016, respectively, and approximately $365 and $4,571 in revenues for the six months ended June 30, 2017 and 2016, respectively. Under the terms of the sale, the Company received $4,000 in total proceeds and is expected to receive an additional working capital adjustment of approximately $500 to be paid in August 2017. The Company used proceeds from the sale to make payments on term loans (refer to Note 8, Term Loans, for further detail). In connection with the sale, the Company completed an ASC 350-20 goodwill fair value assignment, which allocated $3,003 from the reporting unit to Highwire.

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

Based on the Company’s analysis, the Company recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

As a result of the disposal of the Highwire division of ADEX, the Company recorded a gain on disposal of subsidiaries of $695 to the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

On April 25, 2017, the Company sold 80.1% of the assets associated with its AWS Entities subsidiaries. The AWS Entities accounted for approximately $0 and $2,865 in revenues for the three months ended June 30, 2017 and 2016, respectively, and approximately $2,738 and $6,772 in revenues for the six months ended June 30, 2017 and 2016, respectively. The purchase price paid by buyer for the assets included the assumption of certain liabilities and contracts associated with the AWS Entities, the issuance to the Company of a one-year convertible promissory note in the principal amount of $2,000 (refer to Note 4, Loans Receivable, for further detail), and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA of the AWS Entities for the six-month period immediately following the closing and (ii) $1,500. In addition, the asset purchase agreement contains a working capital adjustment.

Based on the Company’s analysis in accordance with ASC 350-20-40-7, the Company recorded goodwill impairment for TNS and RME of $596 and $25, respectively, and intangible asset impairment for TNS and RME of $123 and $39, respectively, in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017, as a result of the sale of the AWS Entities.

As a result of the disposal of the AWS Entities, the Company recorded a loss on disposal of subsidiaries of $6,051 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017.

On May 15, 2017, the Company sold its SDNE subsidiary. SDNE accounted for approximately $165 and $853 in revenues for the three months ended June 30, 2017 and 2016, respectively, and approximately $1,671 and $1,360 in revenues for the six months ended June 30, 2017 and 2016, respectively. Under the terms of the sale, the Company was to receive $1,400 in cash and a working capital adjustment of $61 to be paid within 150 days of closing. The Company received cash proceeds of $1,411, with $50 being held in escrow as of June 30, 2017. $1,000 of the proceeds received were included in restricted cash on the unaudited condensed consolidated balance sheet as of June 30, 2017.

Based on the Company’s analysis in accordance with ASC 350-20-40-7, the reporting units in the Company’s professional services segment were not impaired as a result of the SDNE sale.

As a result of the disposal of SDNE, the Company recorded a gain on disposal of subsidiaries of $585 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017.

The Company completed the below pro forma data for the three and six months ended June 30, 2017 and 2016 to reflect the impact of the sales described above on the Company’s financial results as though the transactions occurred at the beginning of the reported periods:

	For the three months ended
	June 30,
	2017	2016

Revenue	$7,956	$15,910
Income (loss) from continuing operations	5,914	(11,506)
Net income (loss)	(2,259)	(12,704)
Net income (loss) attributable to InterCloud Systems, Inc. common stockholders	(2,138)	(12,785)
Income (loss) per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:	(0.02)	(0.41)

	For the six months ended
	June 30,
	2017	2016

Revenue	$17,297	$27,520
Loss from continuing operations	(13,395)	(17,048)
Net loss	(13,395)	(16,583)
Net loss attributable to InterCloud Systems, Inc. common stockholders	(13,257)	(16,649)
Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:	(0.14)	(0.54)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

4. LOANS RECEIVABLE

Loans receivable as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Loans to employees, net of reserves of $891 and $891, respectively, due December 2017	$37	$37
Loan to third party, due December 2017	$471	$345
Convertible loan receivable from Mantra , net of premium of $189, due April 2018	1,811	-
Loans receivable	$2,319	$382

Loans to employees bear interest at rates between 2% and 3% per annum. As of June 30, 2017 and December 31, 2016, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve on the balance of loans to employees of $891 as of June 30, 2017 and December 31, 2016. These employees are considered related parties (refer to Note 13, Related Parties, for further detail).

During the six months ended June 30, 2017, the Company loaned an additional $126 to a third party.

On April 25, 2017, the Company sold 80.1% of the assets associated with its AWS Entities subsidiaries (refer to Note 3, Disposals of Subsidiaries, for further detail). In connection with the sale, the Company received from the buyer a one-year convertible promissory note in the principal amount of $2,000, which included a loan premium of $231. This note accrues interest at a rate of 8% per annum. The interest income, including amortization of loan premium, associated with this loan receivable during the three and six months ended June 30, 2017 amounted to $71, and is included in interest expense on the unaudited condensed consolidated income statements for the three and six months ended June 30, 2017.

The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging. On April 25, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $231 related to the conversion feature as a derivative asset and recorded this item on the consolidated balance sheets within other assets.

On June 30, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $457. The Company recorded the change in fair value as a gain of $226 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017.

The fair value of the derivative asset as of June 30, 2017 was calculated using a Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2017
Principal amount and guaranteed interest	$2,009

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.02%
Life of conversion feature (in years)	0.82
Volatility	136%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Vehicles	$681	$777
Computers and Office Equipment	635	966
Equipment	262	764
Software	-	176
Total	1,578	2,683
Less accumulated depreciation	(1,411)	(2,150)

Property and equipment, net	$167	$533

Depreciation expense for the three months ended June 30, 2017 and 2016 was $52 and $86, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $140 and $172, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the Company’s goodwill as of June 30, 2017 and December 31, 2016:

	Applications and Infrastructure	Professional Services	Managed Services	Total
Balance at December 31, 2016	$6,906	$10,081	$6,381	$23,368

Impairment charge	(621)	(3,146)	-	(3,767)

Disposal	(4,979)	(4,016)	(421)	(9,416)

Balance at June 30, 2017	$1,306	$2,919	$5,960	$10,185

Intangible Assets

The following table summarizes the Company’s intangible assets as of June 30, 2017 and December 31, 2016:

		June 30, 2017
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Amortization Writeoff	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization

Customer relationship and lists	7-10 yrs	$8,589	$-	$(539)	$1,579	$(69)	$(3,774)	$5,786	$(5,055)
Non-compete agreements	2-3 yrs	248	-	(27)	624	(160)	(685)	-	(1,224)
URL’s	Indefinite	8	-	-	-	(5)	(3)	-	-
Trade names	1 Year	-	-	-	19	-	(19)	-	(30)
Trade names	Indefinite	3,178	-	-	-	(725)	(982)	1,471	-

Total intangible assets		$12,023	$-	$(566)	$2,222	$(959)	$(5,463)	$7,257	$(6,309)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

		December 31, 2016
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Amortization Writeoff	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization

Customer relationship and lists	7-10 yrs	$9,744	$145	$(1,308)	$8	$-	$-	$8,589	$(6,095)
Non-compete agreements	2-3 yrs	154	498	(287)	7	-	(124)	248	(1,821)
URL’s	Indefinite	8	-	-	-	-	-	8	-
Trade names	1 Year	-	-	-	-	-	-	-	(49)
Trade names	Indefinite	3,178	-	-	-	-	-	3,178	-
Purchased Software	16 years	3,629	-	(170)	-	(3,459)	-	-	-

Total intangible assets		$16,713	$643	$(1,765)	$15	$(3,459)	$(124)	$12,023	$(7,965)

Amortization expense related to the identifiable intangible assets was $212 and $457 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to the identifiable intangible assets was $566 and $940 for the six months ended June 30, 2017 and 2016, respectively

7. BANK DEBT

Bank debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 8.4%, guaranteed personally by former owners of subsidiary, maturing July 2018	$103	$121
Equipment finance agreement, monthly principal of $1, maturing February 2020	14	-
	$117	$121
Less: Current portion of bank debt	(117)	(121)

Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the three months ended June 30, 2017 and 2016 amounted to $4 and $3, respectively. The interest expense associated with the bank debt during the six months ended June 30, 2017 and 2016 amounted to $7 and $5, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

8. TERM LOANS

Term loans as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$2

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, matured in November 2016	-	106

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, maturing October 2017	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, maturing October 2017	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	1,215	1,215

12% senior convertible note, unsecured, Dominion Capital, matured in January 2017, net of debt discount of $29	-	1,170

12% convertible note, Richard Smithline, unsecured, matured in January 2017, net of debt discount of $0 and $2, respectively	117	360

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $1,130 and $3,136, respectively	3,321	1,900

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $10 and $1,668, respectively	231	2,080

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $28 and $234, respectively	475	358

4.67% convertible note, MEF I, L.P., unsecured, maturing in May 2019, net of debt discount of $86	446	-

6% senior convertible term promissory note, unsecured, Dominion Capital. maturing January 31, 2018, net of debt discount of $19	51	-

12% senior convertible note, unsecured, Dominion Capital, maturing in November 2017, net of debt discount of $27 and $65, respectively	513	475

Receivables Purchase Agreement with Dominion Capital, net of debt discount of $0 and $44, respectively	-	430

Promissory note issued to Trinity Hall, 3% interest, unsecured, maturing in January 2018	500	500

2.5% convertible promissory note, RDW Capital LLC, maturing in April 2018, net of debt discount of $19	81	-

Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	1,421	4,235

Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $457 and $860, respectively	3,916	3,513

Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	390	390

Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016, due on demand	5,755	5,755

Former owner of IPC, unsecured, 15% interest, due on demand	75	75
	32,920	36,975
Less: Current portion of term loans	(30,551)	(30,742)

Long-term portion term loans, net of debt discount	$2,369	$6,233

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The interest expense, including amortization of debt discounts, associated with the term loans payable during the three months ended June 30, 2017 and 2016 amounted to $1,244 and $3,146, respectively. The interest expense, including amortization of debt discounts, associated with the term loans payable during the six months ended June 30, 2017 and 2016 amounted to $5,370 and $7,600, respectively.

With the exception of the notes outstanding to RM Leasing, all term loans are subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. Notes, which are guaranteed by all assets of the Company.

Term Loan – 8% Convertible Promissory Notes

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,385 in cash, (ii) 252,173 shares of the Company’s common stock and (iii) $15,626 in unsecured convertible promissory notes. The closing payments are subject to customary working capital adjustments.

The promissory notes accrue interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes is payable on October 9, 2017. The promissory notes are convertible into shares of the Company’s common stock at a conversion price equal to $25.48 per share. A portion of the principal amount of the promissory notes equal to 20% of the principal amount on the closing date were not convertible until January 9, 2016.

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

As of June 30, 2017, the Company had not forced any conversions.

On July 18, 2017, the holder of the promissory note in the principal amount of $1,215 assigned the full outstanding amount of the note to a third party, RDW Capital, LLC (“RDW”) (refer to Note 16, Subsequent Events, for further detail).

Term Loan – Dominion Capital LLC August 6, 2015 Senior Convertible Note

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which had a maturity date of January 6, 2017. At the election of the investor, the note was convertible into shares of the Company’s common stock at a conversion price equal to $8.00 per share, subject to adjustment as set forth in the agreement. The investor could have elected to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the August 6, 2015 convertible note.

The August 6, 2015 senior convertible note matured on January 6, 2017 and was due on demand.

During the six months ended June 30, 2017, the investor who held the August 6, 2015 senior convertible note converted the remaining principal outstanding of $1,199 into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). During the six months ended June 30, 2016, the investor who held the August 6, 2015 senior convertible note converted $234 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a gain on conversion of debt of $197 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2016.

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

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40 to $540, which included a debt discount of $101, and the note became convertible into shares of the Company’s common stock. The maturity date of the note was extended from November 4, 2016 to November 4, 2017. Interest at a rate of 12% per annum is to be accrued until the maturity day. The new note has monthly amortization payments of $86 that were scheduled to begin on May 4, 2017 and ending on the maturity date. These monthly amortization payments can be offset by monthly conversions. The note is convertible at the lower of (i) $0.40, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of $146 in the consolidated statement of operations for the year ended December 31, 2016. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the November 4, 2016 convertible note.

During the six months ended June 30, 2017, the holder of the November 4, 2016 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Dominion Capital LLC Receivables Purchase Agreements

On December 30, 2016, the Company entered into a receivables purchase agreement whereby the Company sold approximately $474 of receivables in exchange for $430. The principal amount of the loan is $474, which includes a debt discount of $44.

During the six months ended June 30, 2017, the Company received and remitted $474 of the receivables sold in payment of the loan.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Term Loan - Dominion Capital LLC January 31, 2017 Senior Convertible Promissory Note

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $0.40 or (ii) 80% of the lowest VWAP in the 15 trading days prior to the conversion date. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the January 31, 2017 convertible note.

During the six months ended June 30, 2017, the holder of the January 31, 2017 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Richard Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matured on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to $8.00 per share, subject to adjustment as set forth in the agreement. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the Richard Smithline Senior Convertible Note.

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

During the six months ended June 30, 2017, the investor who holds the Smithline senior convertible note converted $246 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). During the six months ended June 30, 2016, the investor who holds the Smithline senior convertible note converted $218 of principal into shares of the Company’s common stock.

Principal of $117 and $363 remained outstanding as of June 30, 2017 and December 31, 2016, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. (“JGB Waltham”) whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a $500 original issue discount senior secured convertible debenture in the principal amount of $7,500. The debenture had a maturity date of June 30, 2017, bore interest at 10% per annum, and was convertible into shares of the Company’s common stock at a conversion price equal to $5.32 per share, subject to adjustment as set forth in the debenture. The Company was required to pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the debenture in arrears each calendar month and on the maturity date in cash, or, at the Company’s option and subject to the Company satisfying certain equity conditions, in shares of the Company’s common stock. In addition, December 29, 2016 was an interest payment date on which the Company was required to pay to JGB Waltham a fixed amount, which was additional interest under the debenture, equal to $350 in cash, shares of the Company’s common stock or a combination thereof. Commencing on February 29, 2016, JGB Waltham had the right, at its option, to require the Company to redeem up to $350 of the outstanding principal amount of the debenture per calendar month, which redemption could have been made in cash or, at the Company’s option and subject to satisfying certain equity conditions, in shares of the Company’s common stock. The debenture was guaranteed to by the Company and certain of its subsidiaries and was secured by all assets of the Company. The total cash received by the Company as a result of this agreement was $3,730.

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

The Amended and Restated Debenture was issued in the principal amount of $7,500, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price equal to $3.20 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture. The Company shall pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Debenture, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay JGB Waltham an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Debenture on each of May 31, 2018 and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Debenture. JGB Waltham has the right, at its option, to require the Company to redeem up to $169 of the outstanding principal amount of the Amended and Restated Debenture plus the then-accrued and unpaid interest thereon each calendar month, in cash. The Amended and Restated Debenture contains standard events of default.

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

On June 23, 2016, the Company entered into an amendment agreement with JGB (Cayman) Concord Ltd. (“JGB Concord”) and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% effective on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% effective on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, effective on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, effective on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 225,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company also (i) issued warrants, with an expiration date of December 31, 2017, to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.04 per share, (ii) issued warrants, with an expiration date of December 31, 2017, to purchase 875,000 shares of common stock at an exercise price of $0.40 per share ((i) and (ii), the “JGB Warrants”). The Company determined that the fair value of the JGB Warrants was $972, which was included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016. As of March 31, 2017, these warrants were reclassified to a liability account (refer to Note 9, Derivative Instruments, for further detail).

In connection with the execution of the September 1, 2016 Amendment Agreement, the Company issued to JGB Waltham the Third Amended and Restated Senior Secured Convertible Debenture (the “Amended and Restated Debenture”), in order to, among other things, amend the December Debenture to (i) provide that the Company may prepay such debenture upon prior notice at a 10% premium, (ii) modify the conversion price at which such debenture converts into common stock from a fixed price of $3.20 to the lowest of (a) $0.8172 per share, (b) 80% of the average VWAPs (as defined in the Amended and Restated Debenture) for each of the five consecutive trading days immediately prior to the applicable conversion, and (c) 85% of the VWAP (as defined in the Amended and Restated Debenture) for the trading day immediately preceding the applicable conversion (the “Conversion Price”), and (iii) eliminate three additional 7.5% payments due to JGB Waltham in 2017, 2018 and 2019, as per such debenture. Further, in connection with the execution of the Amendment Agreement, the Company executed the Amended and Restated Senior Secured Note (the “Amended and Restated 2.7 Note”), in order to, among other things, amend the 2.7 Note to provide that JGB Waltham may convert such note into shares of common stock at the applicable Conversion Price at any time and from time to time. Refer to Note 9, Derivative Instruments, for further detail on the Company’s accounting for the Amended and Restated 2.7 Note.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Waltham and JGB Concord in order to, among other things, (i) obtain the consent of JGB Waltham and JGB Concord to the Highwire Asset Purchase Agreement (“APA”); (ii) amend the conversion price of the JGB Waltham Debenture, JGB Waltham 2.7 Note, and the JGB Concord Debenture to the lower of (a) $0.16 per share and (b) 80% of the lowest daily VWAP (as defined in the Debenture) for the 30 consecutive trading days immediately prior to the applicable conversion; (iii) apply $3,625 of the purchase price received in connection with the APA to payments to JGB Waltham and JGB Concord in respect of the convertible note, as more particularly set forth in the consent.

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Waltham debenture and the JGB Waltham 2.7 Note of $389 and $35, respectively, on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

On March 9, 2017, JGB Waltham, the Company, and a third-party investor effectuated a two-part exchange with respect to a portion of the Amended and Restated Debenture in which JGB Waltham assigned a portion of its interest in the Amended and Restated Debenture (the “Assigned Debt”) to MEF I, L.P. pursuant to an Assignment and Assumption Agreement, dated as of March 9, 2017. Simultaneously therewith, the Company, entered into an Exchange Agreement, dated as of March 9, 2017 (the “Exchange Agreement”), pursuant to which the Company issued to MEF I, L.P. a 4.67% Convertible Promissory Note, dated as of March 9, 2017, in the principal amount of $550 (the “Exchange Note”) (refer to MEF I, L.P. section below for additional details).

The Company accounted for the assignment of debt in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $676 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $536 and $24, respectively. The cash paid for principal was from proceeds of the November 18, 2016 and December 30, 2016 Receivables Purchase Agreements.

During the six months ended June 30, 2017, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $83 and $152, respectively. Of the $152 of interest paid, $18 was from proceeds of the sale of the Company’s Highwire division.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $2,000 and $25, respectively. The cash paid for principal was applied from the Company’s restricted cash balance

During the six months ended June 30, 2017, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $89 and $12, respectively. Of the $12 of interest paid, $2 was from proceeds of the sale of the Company’s Highwire division.

Principal of $4,451 and $5,034 related to the JGB Waltham December Debenture remained outstanding as of June 30, 2017 and December 31, 2016, respectively. Principal of $503 and $592 related to the JGB Waltham 2.7 Note remained outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

The note issued to JGB Concord had a maturity date of February 18, 2019, bore interest at 8.25% per annum, and was convertible into shares of the Company’s common stock at a conversion price equal to the lowest of: (a) $8.00 per share, (b) 80% of the average of the volume weighted average prices for each of the five consecutive trading days immediately prior to the applicable conversion date, and (c) 85% of the volume weighted average price for the trading day immediately preceding the applicable conversion date, subject to adjustment as set forth in the note. Interest on the senior secured convertible note was due in arrears each calendar month in cash, or, at the Company’s option and subject to stockholder approval, in shares of the Company’s common stock. Commencing on the stockholder approval date, JGB Concord had the right, at its option, to convert the senior secured convertible note, in whole or in part, into shares of the Company’s common stock, subject to certain beneficial ownership limitations. The senior secured convertible note was secured by all assets of VaultLogix as well as a cash collateral blocked deposit account.

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

The Amended and Restated Note was issued in the aggregate principal amount of $11,601, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price of $3.20 per share, subject to equitable adjustments as set forth in the Amended and Restated Note. The Company and VaultLogix shall pay interest to JGB Concord on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Note, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay to JGB Concord an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Note on each of May 31, 2018, and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Note. JGB Concord has the right, at its option, to require the Company to redeem up to $322 of the outstanding principal amount of the Amended and Restated Note plus the then accrued and unpaid interest thereon each calendar month in cash. The Amended and Restated Note contains standard events of default.

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

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to their fair value as of May 23, 2016. Refer to Note 9, Derivative Instruments, for additional information on this transaction.

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 225,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord, and agreed to a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $3.76 per share of the Company’s common stock and the average volume weighted average price of the Company’s common stock sixty days after the shares of the Company’s common stock are freely tradable. Refer to Note 9, Derivative Instruments, for further detail on the Company’s accounting for the JGB Concord make-whole provision.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Waltham and JGB Concord in order to, among other things, (i) obtain the consent of JGB Waltham and JGB Concord to the Highwire Asset Purchase Agreement (“APA”); (ii) amend the conversion price of the JGB Waltham Debenture, JGB Waltham 2.7 Note, and the JGB Concord Debenture to the lower of (a) $0.16 per share and (b) 80% of the lowest daily VWAP (as defined in the Debenture) for the thirty consecutive trading days immediately prior to the applicable conversion; (iii) apply $3,625 of the purchase price received in connection with the APA to payments to JGB Waltham and JGB Concord in respect of the convertible note, as more particularly set forth in the consent.

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Concord debenture of $71 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Concord February Debenture of $391 and $73, respectively. The cash paid for principal was from proceeds of the November 18, 2016 Receivables Purchase Agreement. $31 of the cash paid for interest was from proceeds of the December 30, 2016 Receivables Purchase Agreement.

During the six months ended June 30, 2017, the Company made cash payments for principal and interest on the JGB Concord February Debenture of $2,558 and $30, respectively. Proceeds from the sale of the Company’s Highwire division were used to pay principal and interest of $2,526 and $12, respectively, along with an early payment penalty of $253.

During the six months ended June 30, 2017, JGB Concord converted $951 of principal and accrued interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information).

Principal of $241 and $3,748 related to the JGB Concord February Debenture remained outstanding as of June 30, 2017 and December 31, 2016, respectively.

MEF I, L.P. Exchange Note

On March 9, 2017, JGB Waltham, the Company, and a third-party investor effectuated a two-part exchange with respect to a portion of the Amended and Restated Debenture in which JGB Waltham assigned a portion of its interest in the Amended and Restated Debenture (the “Assigned Debt”) to MEF I, L.P. pursuant to an Assignment and Assumption Agreement, dated as of March 9, 2017. Simultaneously therewith, the Company entered into an Exchange Agreement, dated as of March 9, 2017 (the “Exchange Agreement”), pursuant to which the Company issued to MEF I, L.P. a 4.67% convertible promissory note, dated as of March 9, 2017, in the aggregate principal amount of $550 (the “Exchange Note”). The Exchange Note is convertible at the lower of (i) $0.16 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the Exchange Note).

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During the six months ended June 30, 2017, the investor who holds the 4.67% promissory note converted $19 of principal and related interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information).

Trinity Hall Promissory Note

On December 30, 2016, the Company issued to Trinity Hall a promissory note in the principal amount of $500, with interest accruing at the rate of 3% per annum, which matures on January 1, 2018. This note was issued upon assignment to Trinity Hall of certain related party notes payable to Mark Munro (refer to Note 13, Related Parties, for further detail).

RDW April 3, 2017 2.5 % Convertible Promissory Note

On April 3, 2017, Scott Davis, a former officer of the Company assigned $100 of his promissory note in the original principal amount of $250, reduced to $225 based on a $25 conversion into common stock, to RDW. As consideration for the assignment, RDW paid Scott Davis $40. The note was convertible at a price of $8.88 and was due on demand. As of April 3, 2017, the outstanding amount of principal and accrued interest for the note was $225 and $57, respectively. Subsequent to the assignment of $100 to RDW, the remainder of the note was forgiven. The original note was included within notes payable, related parties on the unaudited condensed consolidated balance sheets. Per ASC 470-50-40-2, debt extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain or loss on extinguishment of debt, the Company recorded $182 to additional paid-in capital on the unaudited condensed consolidated balance sheet as of June 30, 2017.

RDW then exchanged this original note for a new 2.5% convertible promissory note with a principal amount of $100 due April 3, 2018. This conversion price in effect on any conversion date is equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW 2.5% convertible note). The Company recorded a loss on extinguishment of debt of $14 for the three and six months ended June 30, 2017, which includes all extinguishment accounting for the period in accordance with ASC Topic 470-50.

During the six months ended June 30, 2017, the investor holding the 2.5% convertible promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Restructuring of Forward Investments, LLC Promissory Notes and Working Capital Loan

On March 4, 2015, the Company restructured the terms of certain promissory notes issued by it to a related party investor, Forward Investments, LLC, in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $3,650 that bear interest at the rate of 10% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016. These notes matured on July 1, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $2,825 that bear interest at the rate of 2% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016. These notes matured on July 1, 2016; and

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $2,645 were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum, had the maturity date extended by approximately three years to January 1, 2018, and originally were convertible at a conversion price of $25.44 per share until the Convertible Debentures were repaid in full and thereafter $9.40 per share, subject to further adjustment as set forth therein.

In connection with such restructuring, Forward Investments, LLC agreed to lend to the Company an amount substantially similar to the accrued interest the Company owed to Forward Investments, LLC on the restructured notes. In consideration for such restructuring and additional payments made by Forward Investments, LLC to the Company, the Company issued to Forward Investments, LLC an additional convertible note in the original principal amount of $1,730 with an interest rate of 3% per annum, a maturity date of January 1, 2018, and an initial conversion price of $25.44 per share until the Convertible Debentures were repaid in full and thereafter $9.40 per share, subject to further adjustment as set forth therein, and provided Forward Investments, LLC the option to lend the Company an additional $8,000 in the form of convertible notes similar to the existing convertible notes of the Company issued to Forward Investments, LLC. The convertible note was issued to Forward Investments, LLC as an incentive to restructure the above-mentioned notes and resulted in the Company recording a loss on modification of debt of $1,508 on the unaudited condensed consolidated statement of operations as of March 31, 2015.

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

The Company has entered into an agreement with Forward Investments, LLC permitting Forward Investments, LLC to convert its debt into the Company’s common stock at a 5% discount to the daily market price. During the six months ended June 30, 2017, Forward Investments, LLC converted $2,814 aggregate principal amount of promissory notes into an aggregate of 40,490,173 shares of the Company’s common stock. Refer to Note 11, Stockholders’ Deficit, for further information.

During July 2017, the Company determined that Forward Investments was not a related party and reclassified debt owed to Forward Investments from related party debt to term loans. The effective date of the reclassification was January 1, 2016 (refer to Note 1, Summary of Significant Accounting Policies, for further detail).

Convertible Promissory Note to Frank Jadevaia, Former Owner of IPC

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. As part of the purchase price for the acquisition, the Company issued a convertible promissory note to Frank Jadevaia, then President of the Company, in the original principal amount of $6,255. The convertible promissory note accrues interest at the rate of 8% per annum, and all principal and interest accruing thereunder was originally due and payable on December 31, 2014. At the election of Mr. Jadevaia, the convertible promissory note is convertible into shares of the Company’s common stock at a conversion price of $67.96 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events). The Company can elect to force the conversion of the convertible promissory note if the Company’s common stock is trading at a price greater than or equal to $67.96 for ten consecutive trading days. This note is subordinated until the Senior Secured Convertible Notes issued to the JGB entities are paid in full.

On December 31, 2014, the Company and Mr. Jadevaia agreed to a modification of the convertible promissory note. The term of the convertible promissory note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Jadevaia 25,000 shares of common stock.

On May 19, 2015, Mr. Jadevaia assigned $500 of principal related to the convertible promissory note and the assignees converted all $500 principal amount of such note into 58,046 shares of the Company’s common stock with a fair value of $13.52 per common share.

On May 30, 2016, the note matured and is now due on demand.

On November 4, 2016, Mr. Jadevaia resigned from his role as the Company’s President. During July 2017, the Company determined that Frank Jadevaia was no longer a related party and reclassified his note from related party debt to term loans. The effective date of the reclassification was November 4, 2016 (refer to Note 1, Summary of Significant Accounting Policies, for further detail).

Promissory Note to Former Owner of Tropical

In August 2011, in connection with the Company’s acquisition of Tropical, the Company assumed a promissory note in the principal amount of $106. On April 25, 2017, the holder of the note forgave the remaining balance of principal and interest and cancelled the promissory note. As of April 25, 2017, the note had accrued interest of $25. As a result of the cancellation of the note, the Company recognized a gain on fair value of extinguishment of $131 in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017.

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

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding as of June 30, 2017 and December 31, 2016.

The terms of the warrants issued in September 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $20.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the loan agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 58,559 shares. On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and was being amortized over the original life of the related loans. The amount of the derivative liability was computed by using the Black-Scholes option pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued. In accordance with ASC Topic 480, the warrants are classified as liabilities because there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt is revalued each reporting period and the increase or decrease is recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.” At each reporting date, the Company performs an analysis of the fair value of the warrants using the binomial lattice pricing model and adjusts the fair value accordingly.

On September 17, 2016, the fourth anniversary date of the warrants, the Company failed to meet the minimum adjusted earnings before interest, taxes, depreciation and amortization provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2018.

On June 30, 2017 and December 31, 2016, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $0. The Company recorded the change in the fair value of the derivative liability on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2016 as a gain of $23. The Company recorded the change in the fair value of the derivative liability on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2016 as a gain of $10.

The fair value of the warrant derivative liability as of June 30, 2017 and December 31, 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	June 30,	December 31,
	2017	2016

Fair value of Company’s common stock	$0.12	$0.12
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	112%	120%
Exercise price per share	$4.00 - $5.00	$4.00 - $5.00
Estimated life	1.2 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	1.31%	0.12%

Forward Investments, LLC Convertible Feature

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made convertible loans to the Company for working capital purposes in the amounts of $1,800 and $1,200, respectively. Such loans are evidenced by convertible promissory notes that bear interest at the rate of 2% and 10% per annum, were to mature on June 30, 2015 and originally were convertible into shares of the Company’s common stock at an initial conversion price of $25.44 per share.

The fair value of the embedded conversion feature at the date of issuance was $8,860. The Company recorded a debt discount of $6,475 and a loss on debt discount of $2,385. The debt discount is being amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.

On October 22, 2014, the two convertible promissory notes were modified to reduce the initial conversion price of $25.44 to $15.72. As a result, the Company used a Monte Carlo simulation to determine the fair value on the date of modification. The Company recorded the change in the fair value of the derivative liability as a loss on fair value of derivative instruments of $310.

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

On August 3, 2015, the Company and Forward Investments, LLC agreed to reset the conversion price of the convertible notes to $6.32 per share of the Company’s common stock. As a result, the Company used a Monte Carlo simulation to determine the fair value of the conversion features on the date of the agreement. On the date of the transaction, the fair value of the Forward Investments convertible notes conversion feature did not change and as such, no change in fair value of derivative instruments was recorded on the consolidated statement of operations.

On October 26, 2015, the ratchet-down feature within the original agreement was triggered and the conversion price of the convertible notes was reset to $5.00 per share of the Company’s common stock. Prior to the triggering of the ratchet-down feature, the Company revalued the derivative and recorded a gain on fair value of derivative liabilities of $120 on the consolidated statement of operations. The Company then reduced the existing derivative liability related to the reset provision and recorded the change of $2,310 in the derivative liability value as a loss on change in fair value of derivative instruments on the consolidated statement of operations.

On December 29, 2015, the ratchet-down feature within the original agreement was triggered and the conversion price of the convertible notes was reset to $3.12 per share of the Company’s common stock. Prior to the triggering of the ratchet-down feature, the Company revalued the derivative and recorded a gain on fair value of derivative liabilities of $3,380 on the consolidated statement of operations. The Company then reduced the existing derivative liability related to the reset provision and recorded the change of $4,140 in the derivative liability value as a loss on change in fair value of derivative instruments on the consolidated statement of operations.

On June 30, 2017 and December 31, 2016, the fair value of the conversion feature of the Forward Investments, LLC loans was $510 and $791, respectively, which was included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets. The change in fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain the unaudited condensed consolidated statement of operations of $4 and $281 for the three and six months ended June 30, 2017, respectively. The change in the fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain in the unaudited condensed consolidated statements of operations of $4,156 and $6,148 for the three and six months ended June 30, 2016, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2017				December 31, 2016
Principal amount and accrued interest	$1,744	$543	$1,192	$5,021	$3,210	$390	$1,025	$4,373

Conversion price per share	$3.12	$3.12	$3.12	$3.12	$3.12	$3.12	$3.12	$3.12
Risk free rate	1.89%	1.89%	1.14%	1.14%	1.93%	1.93%	0.51%	0.85%
Life of conversion feature (in years)	4.5	4.5	0.0	0.5	5.0	5.0	0.3	1.0
Volatility	148%	148%	141%	220%	100%	100%	135%	120%

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $176. As a result of the conversion of the outstanding principal balance (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of June 30, 2017. The Company recorded a gain on fair value of derivative instruments of $176 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017. The Company recorded a gain of $78 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2016
Principal amount	$1,198

Conversion price per share	$5.00
Conversion trigger price per share	None
Risk free rate	0.44%
Life of conversion feature (in years)	0.10
Volatility	135%

Dominion Capital LLC November 4, 2016 Exchange Agreement – Senior Convertible Debt Features

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40, and the note became convertible into shares of the Company’s common stock. The note is convertible at the lower of (i) $0.40, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 4, 2016, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $242 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On June 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $552 and $78, respectively. The Company recorded a loss of $151 on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017, and a loss of $474 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2017	December 31, 2016
Principal amount and guaranteed interest	$670	$605

Conversion price per share	$0.40	$0.40
Conversion trigger price per share	None	None
Risk free rate	1.14%	0.76%
Life of conversion feature (in years)	0.35	0.80
Volatility	213%	120%

Dominion Capital LLC January 31, 2017 – Senior Convertible Debt Features

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $0.40 or (ii) 80% of the lowest VWAP in the 15 trading days prior to the conversion date. (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On January 31, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $38 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On June 30, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $67. The Company recorded a loss of $24 on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017, and a loss of $29 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2017
Principal amount and guaranteed interest	$78

Conversion price per share	$0.40
Conversion trigger price per share	None
Risk free rate	1.14%
Life of conversion feature (in years)	0.60
Volatility	210%

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

On June 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible noted and determined the fair value to be $50 and $0, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2017 and 2016 as a loss and gain of $26 and $18, respectively. The Company recorded the change in fair value of the derivative liability for the six months ended June 30, 2017 and 2016 as a loss and gain of $50 and $85, respectively.

The fair value of the Smithline derivative at June 30, 2017 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2017

Principal amount and accrued interest	$149

Conversion price per share	$5.00
Conversion trigger price per share	None
Risk free rate	1.14%
Life of conversion feature (in years)	0.25
Volatility	213%

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,752 to its unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

On March 9, 2017, JGB (Cayman) Waltham entered into an Assignment and Assumption agreement with MEF I, LP (refer to Note 8, Term Loans, for further detail). The Company accounted for the assumption agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $349 to its unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

On June 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and determined the fair value to be $2,941 and $533, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2017 and 2016 as a loss and gain of $123 and $486, respectively. The Company recorded the change in fair value of the derivative liability for the six months ended June 30, 2017 and 2016 as a loss and gain of $2,408 and $1,436, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statements of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2017	December 31, 2016
Principal amount	$4,451	$5,034

Conversion price per share	$0.16	$0.80
Conversion trigger price per share	None	$8.00
Risk free rate	1.38%	1.31%
Life of conversion feature (in years)	1.92	2.41
Volatility	141%	100%

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $141 to its unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

On June 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $243 and $119, respectively. The Company recorded a gain on fair value of derivative instruments of $55 for the three months ended June 30, 2017. The Company recorded a loss on fair value of derivative instruments of $124 for the six months ended June 30, 2017, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2017	December 31, 2016
Principal amount	$503	$593

Conversion price per share	$0.16	$0.80
Conversion trigger price per share	None	$8.00
Risk free rate	1.03%	0.62%
Life of conversion feature (in years)	0.17	0.58
Volatility	213%	130%

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

As part of the June 23, 2016 amended agreement with JGB Concord, the Company issued 225,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord (Refer to Note 11, Stockholders’ Deficit, for further detail), and agreed to a make-whole provision whereby the Company will pay JGB Concord in cash the difference between $3.76 per share of the Company’s common stock and the average volume weighted average price per share of the Company’s common stock sixty days after shares of the Company’s common stock are freely tradable. The Company accounted for the make-whole provision within the June 23, 2016 amendment agreement as a derivative liability and utilized a binomial lattice model to ascribe a value of $280, which was recorded as a derivative liability on the Company’s consolidated balance sheet and as a loss on extinguishment of debt on the Company’s consolidated statement of operations on June 23, 2016.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Concord Debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $2 to its unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

On June 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $159 and $397, respectively. The Company recorded the change in fair value of derivative instruments for the three months ended June 30, 2017 and 2016 as a loss of $7 and $1,671, respectively. The Company recorded the change in fair value of derivative instruments for the six months ended June 30, 2017 and 2016 as a gain and loss of $238 and $2,949, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statement of operations.

The fair value of the JGB (Cayman) Concord Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2017	December 31, 2016
Principal amount	$241	$3,749

Conversion price per share	$0.16	$0.80
Conversion trigger price per share	None	$8.00
Risk free rate	1.38%	1.31%
Life of conversion feature (in years)	1.92	2.41
Volatility	141%	100%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB Concord Make-Whole Provision

On December 31, 2016, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $819. Proceeds from the January 31, 2017 sale of the Company’s Highwire subsidiary were used to pay the remaining balance of the make-whole provision. On February 28, 2017, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $814. The Company recorded a gain on fair value of derivative instruments of $5 for the six months ended June 30, 2017 on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Concord make-whole provision at the measurement date was calculated using a binomial lattice model with the following factors, assumptions and methodologies:

December 31, 2016
Fair value of Company’s common stock	$0.12
Volatility	120%
Exercise price	3.76
Estimated life	0.15
Risk free interest rate (based on 1-year treasury rate)	0.48%

February 28, 2017 JGB Waltham Warrant

On February 28, 2017, the Company entered into a securities exchange agreement with JGB Waltham whereby the Company issued a warrant giving JGB Waltham the right to purchase from the Company shares of common stock for an aggregate purchase price of up to $1,000. The warrant expires on November 28, 2018 and contains a cashless exercise feature. The warrants have an exercise price of $0.16 until May 29, 2017 and the lower of (a) $0.16 and (b) 80% of the lowest daily price of our common stock for the prior 30 days thereafter. On February 28, 2017, the Company used a binomial lattice calculation to value the warrants. The Company ascribed a value of $65 related to the warrants and recorded this item on the consolidated balance sheets as a derivative liability.

On June 30, 2017, the Company used a binomial lattice calculation to value the warrants and determined the fair value to be $1,399. The Company recorded a loss of $1,007 on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017. The Company recorded a loss of $1,334 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

The fair value of the warrants at the measurement date was calculated using a binomial lattice calculation with the following factors, assumptions and methodologies:

June 30, 2017
Fair value of Company’s common stock	$0.12
Volatility	197%
Exercise price	0.16
Estimated life	1.50
Risk free interest rate (based on 1-year treasury rate)	1.24%

MEF I, L.P. Assignment and Assumption Agreement

On March 9, 2017, the Company entered into a convertible promissory note with MEF I, L.P. pursuant to an assignment and assumption agreement (refer to Note 8, Term Loans, for additional detail on the assignment). The note is convertible at the lower of (i) $0.16 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On March 9, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $250 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability. The Company recorded a debt discount of $50 and debt issuance costs of $50, which are being amortized over the life of the loan.

On June 30, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $369. The Company recorded a loss of $99 on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017. The Company recorded a loss of $119 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2017
Principal amount and guaranteed interest	$558

Conversion price per share	$0.12
Conversion trigger price per share	None
Risk free rate	1.38%
Life of conversion feature (in years)	1.92
Volatility	141%

SRFF Warrant and Derivative

On September 8, 2016, the Company issued a warrant to purchase up to a total of 625,000 shares of common stock at any time on or prior to April 1, 2017. The exercise price of the warrant is $0.004. The warrant was issued in consideration for the outstanding accounts payable to the holder of the warrant. Based on the agreement, the proceeds from the eventual sale of the common stock based on the exercise of all or a portion of the warrant will be applied towards unpaid invoices for services previously rendered to the Company. The Company determined that the fair value of the warrants was $460, which was included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016.

During the three months ended December 31, 2016, the warrant value became less than the accounts payable owed. As a result, a derivative had to be recorded on the consolidated balance sheet as of December 31, 2016 in accordance with ASC 480.

As of June 30, 2017, the Company did not have sufficient authorized shares for the remaining equity warrants to qualify as equity. Per ASC 815-40-35-9, the Company reclassified these warrants to a derivative liability at their fair value as of March 31, 2017. Based on a warrant to purchase up to a total of 625,000 shares of common stock and an underlying price of $0.12 per share, the Company recorded these warrants at fair value of $75 on the unaudited condensed consolidated balance sheet as of March 31, 2017.

On June 30, 2017 and December 31, 2016, the Company used a binomial lattice model to value the warrant derivative and determined the fair value to be $165 and $152, respectively. The Company recorded a gain on fair value of derivative instruments of $24 for the three months ended June 30, 2017 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $61 for the six months ended June 30, 2017 on the unaudited condensed consolidated statement of operations.

On April 1, 2017, the expiration date was extended until September 30, 2017.

The fair value of the warrant derivative as of June 30, 2017 and December 31, 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	June 30, 2017	December 31, 2016
Fair value of Company’s common stock	$0.12	$0.12
Volatility	192%	120%
Exercise price	0.004	0.004
Estimated life	0.25	0.25
Risk free interest rate (based on 1-year treasury rate)	1.03%	0.57%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Reclassification of Equity Warrants

As of June 30, 2017, the Company did not have sufficient authorized shares for the existing equity warrants to qualify as equity. Per ASC 815-40-35-9, the Company reclassified these warrants to derivative liabilities at their fair value as of March 31, 2017. These warrants are outstanding to GPB Life Science Holdings, LLC, 8760 Enterprises, Inc., and the JGB entities.

The Company determined the fair value of these warrants as of March 31, 2017 to be as follows:

●	De minimis for GPB Warrant-1, GPB Warrant-2, and GPB Warrant-3;

●	2 for the 8760 Enterprises, Inc. warrant; and

●	$33 for the JGB warrant.

On June 27, 2017, the 8760 Enterprises, Inc. warrant was cancelled. The Company used a binomial lattice pricing model to value the settlement features of this equity warrant as of June 27, 2017 and determined the fair value to be $0. The Company recorded the change in fair value in the unaudited condensed consolidated statement of operations as a gain of $2.

On June 30, 2017, the Company used a binomial lattice pricing model to value the settlement features of the remaining equity warrants and determined the fair value to be as follows:

●	De minimis for GPB Warrant-1, GPB Warrant-2, and GPB Warrant-3;

●	$30 for the JGB warrant.

The Company recorded the change in fair value of the JGB Warrant in the unaudited condensed consolidated statement of operations as a gain of $3.

The fair value of these warrants as of June 30, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	GPB Warrant-1	GPB Warrant-2	GPB Warrant-3	JGB Exchange Warrants
	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2017
Fair value of Company’s common stock	$0.12	$0.12	$0.12	$0.12	$0.12
Volatility	105%	105%	103%	137%	137%
Exercise price	7.00	7.00	7.00	0.04	0.40
Estimated life	1.43	1.48	1.87	0.50	0.50
Risk free interest rate (based on 1-year treasury rate)	1.31%	1.31%	1.31%	1.14%	1.14%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

RDW 2.5% Convertible Promissory Note

On April 3, 2017, Scott Davis assigned 100% of his promissory note in the original principal amount of $250, reduced to $225 based on a $25 conversion into common stock, to RDW. This note was convertible at a price of $8.88 and was due on demand. As consideration for the assignment RDW paid Scott Davis $40. RDW then exchanged this original note for a new 2.5% convertible promissory note with a principal amount of $100 due April 3, 2018. This conversion price in effect on any conversion date shall be equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On April 25, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $39 related to the conversion feature and recorded this item on the unaudited condensed consolidated balance sheets as a derivative liability.

On June 30, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $39.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2017
Principal amount and guaranteed interest	$103

Conversion price per share	$0.12
Conversion trigger price per share	None
Risk free rate	1.02%
Life of conversion feature (in years)	0.76
Volatility	184%

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

11. STOCKHOLDERS’ DEFICIT

Common Stock:

Purchase of treasury shares

During January 2017, the Company repurchased 81,668 shares at par value of $0.0001 per share from employees who terminated employment.

During April 2017, the Company repurchased 10,384 shares at par value of $0.0001 per share from employees who terminated employment.

Cancellation of shares

During March 2017, 1,694,373 shares issued to Dominion Capital LLC during 2016 were cancelled.

Issuance of shares of common stock to non-employees for services

During January 2017, the Company issued 125,000 shares of its common stock to an investor relations firm for services provided to the Company. The shares were valued at fair value at $0.10 per share and were immediately vested. The Company recorded $12 to salaries and wages expense on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

Issuance of shares of common stock to employees and directors for services

During January 2017, the Company issued 1,300,000 shares of its common stock to employees and directors for services performed. The shares were valued at fair value of $0.07 per share and vest on varying schedules through January 26, 2020. The Company recorded $1 to salaries and wages expense on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

Issuance of shares pursuant to Dominion Capital LLC promissory notes

During January 2017, the Company issued an aggregate of 5,627,593 shares of common stock to Dominion Capital LLC upon the conversion of $333 of principal and accrued interest of a note outstanding. The shares were issued at $0.06 per share, per the terms of the notes payable.

During February 2017, the Company issued an aggregate of 6,750,181 shares of common stock to Dominion Capital LLC upon the conversion of $357 of principal and accrued interest of a note outstanding. The shares were issued at $0.05 per share, per the terms of the notes payable.

During March 2017, the Company issued an aggregate of 13,332,254 shares of common stock to Dominion Capital LLC upon the conversion of $528 of principal and accrued interest of a note outstanding. The shares were issued at $0.04 per share, per the terms of the notes payable.

Issuance of shares pursuant to Forward Investments, LLC promissory notes

During January 2017, the Company issued 7,848,973 shares of its common stock to Forward Investments, LLC upon conversion of $582 principal amount of promissory notes outstanding. The shares were issued at $0.07 per share, per the terms of the notes payable.

During February 2017, the Company issued 11,881,352 shares of its common stock to Forward Investments, LLC upon conversion of $867 principal amount of promissory notes outstanding. The shares were issued at $0.07 per share, per the terms of the notes payable.

During March 2017, the Company issued 20,759,848 shares of its common stock to Forward Investments, LLC upon conversion of $1,112 principal amount and $254 accrued interest of promissory notes outstanding. The shares were issued at $0.07 per share, per the terms of the notes payable.

Issuance of shares pursuant to JGB Concord senior secured convertible debenture

During January 2017, the Company issued 4,286,262 shares of common stock to JGB Concord pursuant to conversion of $290 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $0.07 per share, per the terms of the note payable.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During February 2017, the Company issued 779,634 shares of common stock to JGB Concord pursuant to conversion of $45 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $0.06 per share, per the terms of the note payable.

During March 2017, the Company issued 16,366,216 shares of common stock to JGB Concord pursuant to conversion of $615 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $0.04 per share, per the terms of the note payable.

Issuance of shares pursuant to Smithline senior convertible promissory note

During February 2017, the Company issued 457,615 shares of its common stock to Smithline upon the conversion of $23 of principal of a note outstanding. The shares were issued at $0.05 per share, per the terms of the note payable.

During March 2017, the Company issued 5,395,111 shares of its common stock to Smithline upon the conversion of $223 of principal of a note outstanding. The shares were issued at $0.04 per share, per the terms of the note payable.

Issuance of shares pursuant to MEF I, L.P. convertible promissory note

During March 2017, the Company issued 500,000 shares of its common stock to MEF I, L.P. upon the conversion of $18 principal amount and $1 of accrued interest of a note outstanding. The shares were issued at $0.04 per share, per the terms of the note payable.

12. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2017	722,097	$6.56
Granted	1,300,000	0.07
Vested	(229,542)	2.37
Forfeited/Cancelled	(81,980)	3.70
Outstanding at March 31, 2017	1,710,575	$2.33

Vested	(371,928)	15.73
Forfeited/Cancelled	(10,384)	8.90
Outstanding at June 30, 2017	1,328,263	$(1.47)

For the three months ended June 30, 2017 and 2016, the Company did not incur stock compensation expense from the issuance of common stock to employees and consultants. For the six months ended June 30, 2017 and 2016, the Company incurred $13 and $71, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $490 and $632 in stock compensation expense on shares subject to vesting terms in previous periods during the three months ended June 30, 2017 and 2016, respectively. The Company recorded an additional $977 and $1,309 in stock compensation expense on shares subject to vesting terms in previous periods during the six months ended June 30, 2017 and 2016, respectively.

Options

There were no options granted during the six months ended June 30, 2017 or 2016.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2017:

		Weighted Average
			Remaining	Aggregate
	Shares Underlying	Exercise	Contractual Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2017	43,750	$14.88	5.29	$646
Granted	-	-	-	-
Forfeited and expired	(2,083)	14.88	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2017	41,667	$14.88	4.80	$-
Exercisable at June 30, 2017	41,667	$14.88	4.80	$-

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2017 and December 31, 2016 of $0.12 and $0.12, respectively.

13. RELATED PARTIES

At June 30, 2017 and December 31, 2016, the Company had outstanding the following loans due to related parties:

	June 30,	December 31,
	2017	2016

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $19 and $38, respectively	$677	$658
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $19 and $36, respectively	356	339
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $32 and $62, respectively	605	575
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $78 and $152, respectively	2,472	2,398
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016	-	225
	4,110	4,195
Less: current portion of debt	(4,110)	(225)
Long-term portion of notes payable, related parties	$-	$3,970

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended June 30, 2017 and 2016 was $212 and $244, respectively. The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the six months ended June 30, 2017 and 2016 was $316 and $491, respectively.

All notes payable to related parties are subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. term loan notes.

Related Party Promissory Notes to Mark Munro, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp, and Pascack Road, LLC

On July 25, 2017, $4,258 of related party debt was exchanged by the debt holders into restricted equity (refer to Note 16, Subsequent Events, for further detail).

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Convertible Promissory Note to Scott Davis, Former Owner of Nottingham

On July 1, 2014, the Company issued an unsecured $250 convertible promissory note to Scott Davis, who is a related party. The note bears interest at the rate of 8% per annum, matures on January 1, 2015 and is convertible into shares of the Company’s common stock at an initial conversion price of $26.36. The note is currently outstanding and payable on demand. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

On March 25, 2015, the Company and Mr. Davis agreed to a modification of the convertible promissory note. The term of the note was extended to May 30, 2016, the initial conversion price was amended to $8.88 per share of the Company’s common stock and, in consideration for this modification, the Company issued to Mr. Davis 5,556 shares of common stock with a fair value of $8.64 per share.

On May 31, 2015, Mr. Davis converted $25 of principal amount due into 2,816 shares of common stock, with a fair value of $14.12 per share and recorded a loss on debt conversion of $13 on the consolidated statement of operations.

On May 30, 2016, the note matured and was due on demand.

On April 3, 2017, Scott Davis assigned the full outstanding amount of the note to a third party (refer to Note 8, Term Loans, for additional detail).

Loans to Employees

During the year ended December 31, 2016, the Company issued loans to four employees totaling $928. As of June 30, 2017 and December 31, 2016, the Company had outstanding loans to these employees with total principal of $928. These loans are collateralized by shares of the Company’s common stock held by the employees. As of June 30, 2017 and December 31, 2016, the value of the collateral was below the principal value. As a result, the Company recorded a reserve for the balance of $891 on the unaudited condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016 (refer to Note 4, Loans Receivable, for further detail).

14. SEGMENTS

The Company operates in three reportable segments: applications and infrastructure, professional services, and managed services. The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities (sold by the Company in April 2017), Tropical, RM Leasing, and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDNE (sold by the Company in May 2017). The managed services operating segment is primarily comprised of the operations of IPC.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Segment information relating to the Company’s results of continuing operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue by Segment
Applications and infrastructure	$594	$6,597	$6,081	$11,832
Professional services	4,874	11,825	11,145	18,345
Managed services	2,653	4,172	4,845	10,046
Total	$8,121	$22,594	$22,071	$40,223

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Gross Profit by Segment
Applications and infrastructure	$187	$1,127	$1,659	$1,853
Professional services	678	2,922	2,116	4,375
Managed services	763	1,170	1,220	3,405
Total	$1,628	$5,219	$4,995	$9,633

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Operating Income (Loss) by Segment
Applications and infrastructure	$(1,151)	$(198)	$(886)	$(651)
Professional services	(270)	983	(4,386)	857
Managed services	(307)	(1,198)	(1,042)	(1,044)
Corporate	(2,177)	(3,905)	(4,856)	(7,022)
Total	$(3,905)	$(4,318)	$(11,170)	$(7,860)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Interest Expense by Segment
Applications and infrastructure	$5	$4	$11	$8
Professional services	-	-	-	-
Managed services	1	11	1	13
Corporate	1,277	3,403	5,546	8,112
Total	$1,283	$3,418	$5,558	$8,133

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Depreciation and Amortization Expense by Segment
Applications and infrastructure	$42	$212	$226	$424
Professional services	64	128	164	255
Managed services	153	210	307	421
Corporate	5	6	10	12
Total	$264	$556	$707	$1,112

	June 30, 2017	December 31, 2016
Total Assets by Segment
Applications and infrastructure	$5,377	$16,177
Professional services	9,460	21,334
Managed services	13,889	15,820
Corporate	6,483	1,238
Total	$35,209	$54,569

	June 30, 2017	December 31, 2016
Goodwill by Segment
Applications and infrastructure	$1,306	$6,906
Professional services	2,919	10,081
Managed services	5,960	6,381
Total	$10,185	$23,368

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$594	$-	$594	$5,650	$431	$6,081
Professional services	4,877	(3)	4,874	11,079	66	11,145
Managed services	2,653	-	2,653	4,845	-	4,845
Total	$8,124	$(3)	$8,121	$21,574	$497	$22,071

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$6,426	$171	$6,597	$11,470	$362	$11,832
Professional services	11,729	96	11,825	18,217	128	18,345
Managed services	4,172	-	4,172	10,046	-	10,046
Total	$22,327	$267	$22,594	$39,733	$490	$40,223

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$187	$-	$187	$1,467	$192	$1,659
Professional services	722	(44)	678	2,144	(28)	2,116
Managed services	763	-	763	1,220	-	1,220
Total	$1,672	$(44)	$1,628	$4,831	$164	$4,995

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$808	$319	$1,127	$1,491	$362	$1,853
Professional services	2,800	122	2,922	4,247	128	4,375
Managed services	1,170	-	1,170	3,405	-	3,405
Total	$4,778	$441	$5,219	$9,143	$490	$9,633

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$(1,151)	$-	$(1,151)	$(1,043)	$157	$(886)
Professional services	(225)	(45)	(270)	(4,363)	(23)	(4,386)
Managed services	(307)	-	(307)	(1,042)	-	(1,042)
Corporate	(2,177)	-	(2,177)	(4,856)	-	(4,856)
Total	$(3,860)	$(45)	$(3,905)	$(11,304)	$134	$(11,170)

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$(153)	$(45)	$(198)	$(628)	$(23)	$(651)
Professional services	973	10	983	845	12	857
Managed services	(1,198)	-	(1,198)	(1,044)	-	(1,044)
Corporate	(3,905)	-	(3,905)	(7,022)	-	(7,022)
Total	$(4,283)	$(35)	$(4,318)	$(7,849)	$(11)	$(7,860)

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

The results of operations of VaultLogix and its subsidiaries have been included within the line-item labelled gain on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the six months ended June 30, 2016. The Company recorded a gain on the disposal of these assets of $2,637 for the six months ended June 30, 2016.

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

The results of operations of Axim have been included within the line-item labelled net gain on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016.

The following table shows the statement of operations of the Company’s discontinued operations for the three and six months ended June 30, 2016.

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016

Revenues	$-	$1,377
Cost of revenue	15	274
Gross profit	(15)	1,103

Operating expenses:
Depreciation and amortization	-	439
Salaries and wages	-	844
Selling, general and administrative	(8)	528
Total operating expenses	(8)	1,811

Loss from operations	(7)	(708)

Other (income) expenses:
Interest expense	-	(243)
Other expense	(128)	(158)
Loss (gain) on disposal	(1,063)	1,574
Total other (income) expense	(1,191)	1,173

Net (loss) income on discontinued operations	$(1,198)	$465

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

16. SUBSEQUENT EVENTS

Reverse Stock Split

On July 10, 2017, the Financial Industry Regulatory Authority (FINRA) approved the Company’s 1:4 reverse stock split of the Company’s common stock. The 1:4 reverse stock split was approved by the Company’s stockholders on August 29, 2016 at the 2016 Annual Meeting of stockholders and by the Company’s board of directors in April 2017. The effective date of the reverse stock split was July 12, 2017. As discussed in Note 1, Summary of Significant Accounting Policies, all common share, warrant, stock option, and per share information in the unaudited condensed consolidated financial statements gives retroactive effect to the reverse stock split.

Debt Reclassifications

During July 2017, the Company determined that Forward Investments, LLC was no longer a related party. The outstanding debt to Forward Investments, LLC was reclassed from notes payable, related parties to term loans effective January 1, 2016. As discussed in note 1, Summary of Significant Accounting Policies, amounts outstanding as of December 31, 2016 were retrospectively updated to match the presentation on the unaudited condensed consolidated balance sheet as of June 30, 2017. Additionally, interest expense was retrospectively updated for the three and six months ended June 30, 2016 to match the presentation on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017.

During July 2017, the Company determined that Frank Jadevaia, the former owner of IPC and former President of the Company, was no longer a related party due to his resignation from his role as the Company’s President on November 4, 2016. The outstanding debt to Frank Jadevaia was reclassed from notes payable, related parties to term loans, effective November 4, 2016. As discussed in note 1, Summary of Significant Accounting Policies, amounts outstanding as of December 31, 2016 were retrospectively updated to match the presentation on the unaudited condensed consolidated balance sheet as of June 30, 2017. Additionally, interest expense related to this debt was unchanged for the three and six months ended June 30, 2016.

RDW July 14, 2017 9.9 % Convertible Promissory Note

On July 14, 2017, the Company entered into a convertible promissory note with RDW in the principal amount of $155, witch interest accruing at the rate of 9.9% per annum, which matures on July 14, 2018. The note is convertible at the lower of (i) $0.04 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion.

Assignment of Tim Hannibal Note – RDW July 18, 2017 2.5% Convertible Promissory Note

On July 18, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW. This note was convertible into the Company’s common stock at a price of $25.48 per share. RDW then exchanged this original note for a new 2.5% convertible promissory note with a principal amount of $1,215 due July 18, 2018. The conversion price in effect on any conversion date shall be equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion. In addition, Tim Hannibal forgave all outstanding interest relating to the original note.

RDW July 18, 2017 2.5% Convertible Promissory Note – First Amendment

On July 20, 2017, the Company and RDW entered into the first amendment of the RDW July 18, 2017 2.5% Convertible Promissory Note to amend the conversion price. Per the amendment, the conversion price is now equal to the lower of (i) $0.04 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion.

Designation of Series J Preferred Stock

On July 20, 2017, the Board of Directors designated 1,000 shares of the Company’s authorized preferred stock, with a par value of $0.000 per share, as Series J preferred stock. The Series J preferred stock has a stated value of $4,916 per share, is not redeemable and, except as otherwise required by law, shall be voted together with the Company’s common stock and any other series of preferred stock then outstanding, and not as a separate class, at any meeting of the stockholders of the Company upon any matter upon which the holders of common stock have the right to vote, except that the aggregate voting power of the Series J preferred stock shall be equal to 51% of the total voting power of the Company. The holders of Series J preferred stock also have a liquidation preference in the amount of $4,916 per share that is senior to the distributions, if any, to be paid to the holders of common stock.

Warrants Issued to TNS President

On July 24, 2017, the Company issued a warrant to Joel Raven, TNS President, to purchase up to a total of 28,330,000 shares of the Company’s common stock. The warrant is exercisable at $0.001 per share and expires on July 23, 2019.

Warrants Issued to TNS General Manager

On July 24, 2017, the Company issued a warrant to Mike Roeske, TNS General Manager, to purchase up to a total of 9,900,000 shares of the Company’s common stock. The warrant is exercisable at $0.001 per share and expires on July 23, 2019.

 Exchange of Related Party Debt for Restricted Equity

On July 25, 2017, Mark Munro, CEO, and Mark Durfee, Board Member, exchanged their outstanding related party debt for the Company’s Series J preferred stock with special voting rights, as discussed above. Mark Munro converted principal and interest of $1,709 and $195, respectively. Mark Durfee converted principal and interest of $2,550 and $464, respectively. As a result of the exchange, Mark Munro and Mark Durfee received 387 and 613 shares, respectively, of the Company’s Series J preferred stock.

Dominion November 4, 2016 Exchange Agreement Conversions

During July 2017, the Company issued an aggregate of 17,811,834 shares of its common stock to Dominion Capital LLC upon the conversion of $509 of principal and accrued interest of a note outstanding.

RDW April 3, 2017 2.5% Convertible Promissory Note Conversions

During July 2017, the Company issued an aggregate of 621,590 shares of its common stock to RDW upon the conversion of $50 of principal of a note outstanding.

RDW July 18, 2017 2.5% Convertible Promissory Note Conversions

During July 2017, the Company issued an aggregate of 12,547,039 shares of its common stock to RDW upon the conversion of $253 of principal of a note outstanding.

From August 1 through August 14, 2017, the Company issued an aggregate of 11,164,325 shares of its common stock to RDW upon the conversion of $153 of principal of a note outstanding.

MEF I, L.P. Exchange Note Conversions

During July 2017, the Company issued and aggregate of 20,614,455 shares of its common stock to MEF I, L.P. upon the conversion of $461 of principal and accrued interest of a note outstanding.

From August 1 through August 14, 2017, the Company issued an aggregate of 6,578,421 shares of its common stock to MEF I, L.P. upon the conversion of $96 of principal and accrued interest of a note outstanding.

JGB Concord Promissory Note Conversions

During July 2017, the Company issued an aggregate of 10,655,548 shares of its common stock to JGB Concord upon the conversion of $100 of principal and accrued interest of a note outstanding.

JGB Waltham Promissory Note Conversions

During July 2017, the Company issued an aggregate of 37,343,753 shares of its common stock to JGB Waltham upon the conversion of $351 of principal and accrued interest of a note outstanding.

From August 1 through August 14, 2017, the Company issued an aggregate of 10,642,438 shares of its common stock to JGB Waltham upon the conversion of $100 of principal and accrued interest of a note outstanding.

Forward Investments, LLC Promissory Note Conversions

During July 2017, the Company issued an aggregate of 44,641,199 shares of its common stock to Forward Investments, LLC upon the conversion of $1,172 of principal of a note outstanding.

From August 1 through August 14, 2017, the Company issued an aggregate of 19,198,474 shares of its common stock to Forward Investments, LLC upon the conversion of $311 of principal of a note outstanding.

Smithline Senior Convertible Note Debt Conversions

During July 2017, the Company issued an aggregate of 3,398,058 shares of its common stock to Smithline upon the conversion of $140 of principal and accrued interest of a note outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on March 13, 2017 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

We operate in three reportable segments: applications and infrastructure, professional services and managed services. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities (which we sold in April 2017), Tropical, RM Leasing and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDNE (which we sold in May 2017). The managed services operating segment is comprised of the operations of IPC.

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

Results of Continuing Operations – Three months ended June 30, 2017 and 2016

Revenues:

	Three months ended
	June 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$594	$6,597	$(6,003)	-91%
Professional services	4,874	11,825	(6,951)	-59%
Managed services	2,653	4,172	(1,519)	-36%
Total	$8,121	$22,594	$(14,473)	-64%

Revenues for the three-month period ended June 30, 2017 decreased $14.5 million, or 64%, to $8.1 million, as compared to $22.6 million for the corresponding period in 2016. The decrease in revenues resulted primarily from a decrease in revenues from our applications and infrastructure and professional services segments. Overall, revenue declined due to slower than forecasted results. Another reason for the decrease in our applications and infrastructure segment was the timing of certain projects. TNS recognizes revenue under the completed contract method, and certain large projects were not yet complete as of June 30, 2017. As a result, no revenue was recognized on these projects during the three months ended June 30, 2017. In addition, subsidiaries disposed of during the six months ended June 30, 2017 accounted for $0.2 million in revenues during the three months ended June 30, 2017, compared to $6.7 million for the same period in 2016.

During the three-month period ended June 30, 2017, 60% of our revenue was derived from our professional services segment, 33% from our managed services segment and 7% from our applications and infrastructure segment. During the three-month period ended June 30, 2016, 53% of our revenue was derived from our professional services segment, 18% from our managed services segment and 29% from our applications and infrastructure segment. Revenues from our managed services segment tends to be recurring in nature.

Cost of revenue and gross margin:

	Three months ended June 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$407	$5,470	$(5,063)	-93%
Gross margin	$187	$1,127	$(940)	-83%
Gross profit percentage	31%	17%

Professional services
Cost of revenue	$4,196	$8,903	$(4,707)	-53%
Gross margin	$678	$2,922	$(2,244)	-77%
Gross profit percentage	14%	25%

Managed services
Cost of revenue	$1,890	$3,002	$(1,112)	-37%
Gross margin	$763	$1,170	$(407)	-35%
Gross profit percentage	29%	28%

Total
Cost of revenue	$6,493	$17,375	$(10,882)	-63%
Gross margin	$1,628	$5,219	$(3,591)	-69%
Gross profit percentage	20%	23%

Cost of revenue for the three-month periods ended June 30, 2017 and 2016 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $10.9 million, or 63%, for the three-month period ended June 30, 2017 was primarily attributable to the decrease in cost of revenue in our applications and infrastructure and professional services segments as described above. Costs of revenue as a percentage of revenues was 80% for the three-month period ended June 30, 2017, as compared to 77% for the same period in 2016.

Our gross profit percentage was 20% for the three-month period ended June 30, 2017, as compared to 23% for the comparable period in 2016. The overall decrease in gross profit percentage was primarily due to a higher percentage of revenue in this period coming from our professional services segment, which has historically lower margins than our other two segments.

Salaries and wages:

	Three months ended June 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$299	$483	$(184)	-38%
Percentage of total revenue	4%	2%

Professional services	$600	$1,324	$(724)	-55%
Percentage of total revenue	7%	6%

Managed services	$480	$1,122	$(642)	-57%
Percentage of total revenue	6%	5%

Corporate	$950	$1,276	$(326)	-26%
Percentage of total revenue	12%	6%

Total	$2,329	$4,205	$(1,876)	-45%
Percentage of total revenue	29%	19%

For the three-month period ended June 30, 2017, salaries and wages decreased $1.9 million to $2.3 million as compared to approximately $4.2 million for the same period in 2016. The decrease resulted primarily from a decrease in salaries and wages in our professional services and managed services segments as we focused on reducing salaries and wages and SG&A costs. Salaries and wages were 29% and 19% of revenue in the three-month period ended June 30, 2017 and 2016, respectively. Additionally, our subsidiaries disposed of during the six months ended June 30, 2017 accounted for $0.2 million in salary and wages during the three months ended June 30, 2017, compared to $1.0 million for the same period in 2016.

Selling, General and Administrative:

	Three months ended June 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$213	$651	$(438)	-67%
Percentage of total revenue	3%	3%

Professional services	$283	$605	$(322)	-53%
Percentage of total revenue	3%	3%

Managed services	$438	$895	$(457)	-51%
Percentage of total revenue	5%	4%

Corporate	$1,223	$2,625	$(1,402)	-53%
Percentage of total revenue	15%	11%

Total	$2,157	$4,776	$(2,619)	-55%
Percentage of total revenue	27%	21%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $2.6 million, or 55%, to $2.2 million in the three-month period ended June 30, 2017, as compared to $4.8 million in the comparable period of 2016. The decrease was a result of decreases in all operating and corporate segments as we focused on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses increased to 27% of revenues in the three-month period ended June 30, 2017, from 21% in the comparable period in 2016 due to a reduction in revenues for the second quarter of 2017. Additionally, subsidiaries disposed during the six months ended June 30, 2017 accounted for $0.2 million in selling, general and administrative expenses during the three months ended June 30, 2017, compared to $0.6 million for the same period in 2016.

Interest Expense:

Interest expense for the three-month periods ended June 30, 2017 and 2016 was $1.3 million and $3.4 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the three months ended June 30, 2017 compared to the same period of 2016. This was primarily due to the significant amount of debt that has been converted into the shares of our common stock during the past twelve months. Additionally, we have sold certain subsidiaries during the six months ended June 30, 2017 and have used that cash to reduce debt.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $12.0 million for three-month period ended June 30, 2017, as compared to net loss attributable to common stockholders of $13.4 million for the three months ended June 30, 2016. The decrease in net loss was primarily due to a decrease in the loss on extinguishment of debt of $7.1 million. Additionally, there were decreases in salaries and wages and selling, general and administrative expenses of $4.5 million and a decrease in interest expense of $2.1 million. These decreases were offset by a decrease in gross profit of $3.6 million and a loss on disposal of subsidiary of $5.9 million.

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

During the second quarter of 2016, we evaluated the results of the reporting units included in our professional services segments and determined that these reporting units were not impaired.

During the second quarter of 2017, we sold our SDNE division. Management analyzed the reporting unit which included SDNE for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, the reporting units in our professional services segment were not impaired.

During the second quarter of 2017, we also sold our AWS Entities. Management analyzed the reporting unit which included the AWS Entities for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, we recorded goodwill impairment for TNS and RME of $596 and $25, respectively, and intangible asset impairment for TNS and RME of $123 and $39, respectively, in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017.

Results of Continuing Operations – Six months ended June 30, 2017 and 2016

Revenues:

	Six months ended
	June 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$6,081	$11,832	$(5,751)	-49%
Professional services	11,145	18,345	(7,200)	-39%
Managed services	4,845	10,046	(5,201)	-52%
Total	$22,071	$40,223	$(18,152)	-45%

Revenues for the six-month period ended June 30, 2017 decreased $18.1 million, or 45%, to $22.1 million, as compared to $40.2 million for the corresponding period in 2016. The decrease in revenues resulted primarily from a decrease in revenues from all of our operating segments due to slower than forecasted results. Another reason for the decrease in our applications and infrastructure segment was the timing of certain projects. TNS recognizes revenue under the completed contract method, and certain large projects were not yet complete as of June 30, 2017. As a result, no revenue was recognized on these projects during the six months ended June 30, 2017. In addition, subsidiaries disposed of during the six months ended June 30, 2017 accounted for $4.8 million in revenues during the six months ended June 30, 2017, compared to $12.7 million for the same period in 2016.

During the six-month period ended June 30, 2017, 50% of our revenue was derived from our professional services segment, 22% from our managed services segment and 28% from our applications and infrastructure segment. During the six-month period ended June 30, 2016, 46% of our revenue was derived from our professional services segment, 25% from our managed services segment and 29% from our applications and infrastructure segment. Revenues from our managed services segment tends to be recurring in nature.

Cost of revenue and gross margin:

	Six months ended June 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$4,422	$9,979	$(5,557)	-56%
Gross margin	$1,659	$1,853	$(194)	-10%
Gross profit percentage	27%	16%

Professional services
Cost of revenue	$9,029	$13,970	$(4,941)	-35%
Gross margin	$2,116	$4,375	$(2,259)	-52%
Gross profit percentage	19%	24%

Managed services
Cost of revenue	$3,625	$6,641	$(3,016)	-45%
Gross margin	$1,220	$3,405	$(2,185)	-64%
Gross profit percentage	25%	34%

Total
Cost of revenue	$17,076	$30,590	$(13,514)	-44%
Gross margin	$4,995	$9,633	$(4,638)	-48%
Gross profit percentage	23%	24%

Cost of revenue for the six-month periods ended June 30, 2017 and 2016 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $13.5 million, or 44%, for the six-month period ended June 30, 2017 was primarily attributable to the decrease in revenue as described above. Costs of revenue as a percentage of revenues was 77% for the six-month period ended June 30, 2017, as compared to 76% for the same period in 2016.

Our gross profit percentage was 23% for the six-month period ended June 30, 2017, as compared to 24% for the comparable period in 2016. The overall decrease in gross profit percentage was primarily due a higher percentage of revenue in this period coming from our professional services segment, which has historically lower margins than our other two segments.

Salaries and wages:

	Six months ended June 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$903	$926	$(23)	-2%
Percentage of total revenue	4%	2%

Professional services	$1,642	$2,434	$(792)	-33%
Percentage of total revenue	7%	6%

Managed services	$1,041	$2,272	$(1,231)	-54%
Percentage of total revenue	5%	6%

Corporate	$2,018	$2,679	$(661)	-25%
Percentage of total revenue	9%	7%

Total	$5,604	$8,311	$(2,707)	-33%
Percentage of total revenue	25%	21%

For the six-month period ended June 30, 2017, salaries and wages decreased $2.7 million to $5.6 million as compared to approximately $8.3 million for the same period in 2016. The decrease resulted primarily from a decrease in salaries and wages in our professional services, managed services and corporate segments as we focused on reducing salaries and wages and SG&A costs. Salaries and wages were 25% and 21% of revenue in the six-month period ended June 30, 2017 and 2016, respectively. Additionally, subsidiaries disposed during the six months ended June 30, 2017 accounted for $0.9 million in selling, general and administrative expenses during the six months ended June 30, 2017, compared to $2.6 million for the same period in 2016.

Selling, General and Administrative:

	Six months ended June 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$635	$1,176	$(541)	-46%
Percentage of total revenue	3%	3%

Professional services	$750	$1,039	$(289)	-28%
Percentage of total revenue	3%	3%

Managed services	$914	$1,524	$(610)	-40%
Percentage of total revenue	4%	4%

Corporate	$2,829	$4,331	$(1,502)	-35%
Percentage of total revenue	13%	11%

Total	$5,128	$8,070	$(2,942)	-36%
Percentage of total revenue	23%	20%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $3.0 million, or 36%, to $5.1 million in the six-month period ended June 30, 2017, as compared to $8.1 million in the comparable period of 2016. The decrease was a result of decreases in the applications and infrastructure, managed services and corporate segments as we focused on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses increased to 23% of revenues in the six-month period ended June 30, 2017, from 20% in the comparable period in 2016 due to a reduction in revenues for the first six months of 2017. Additionally, subsidiaries disposed of during the six months ended June 30, 2017 accounted for $0.5 million in SG&A expense during the six months ended June 30, 2017, compared to $1.6 million for the same period in 2016.

Interest Expense:

Interest expense for the six-month periods ended June 30, 2017 and 2016 was $5.6 million and $8.1 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the six months ended June 30, 2017 compared to the same period of 2016. This was primarily due to the significant amount of debt that has been converted into the shares of our common stock during the past twelve months. Additionally, we have sold certain subsidiaries during the six months ended June 30, 2017 and have used that cash to reduce debt.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $26.2 million for six-month period ended June 30, 2017, as compared to net loss attributable to common stockholders of $17.7 million for the six months ended June 30, 2016. The increase in net loss was primarily due to an increase in the loss on the change in the fair value of derivative instruments of $8.3 million and a decline in gross profit of $4.6 million. Additionally, we had an increase in impairment expense related to goodwill and intangible assets of $4.7 million and incurred a loss on disposal of subsidiaries of $5.2 million. These increases were offset by decreases in the loss on extinguishment of debt of $6.7 million. Additionally, increases were offset by a decrease in salaries and wages and selling, general and administrative expenses of $5.7 million and a decrease in interest expense of $2.5 million.

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

During the first six months of 2016, we evaluated the results of the reporting units included in our professional services segments and determined that these reporting units were not impaired.

During the six months ended June 30, 2017, we sold our Highwire division. Management analyzed the reporting unit which included Highwire for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, we recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

During the six months ended June 30, 2017, we sold our SDNE division. Management analyzed the reporting unit which included SDNE for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, the reporting units in our professional services segment were not impaired.

During the six months ended June 30, 2017, we sold our AWS Entities. Management analyzed the reporting unit which included the AWS Entities for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, we recorded goodwill impairment for TNS and RME of $596 and $25, respectively, and intangible asset impairment for TNS and RME of $123 and $39, respectively, in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017.

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months, and as a result there is substantial doubt about our ability to continue as a going concern. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the three and six months ended June 30, 2017, we generated gross profits from operations, but we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At June 30, 2017, we had a working capital deficit of $48.8 million, as compared to a working capital deficit of $39.7 million at December 31, 2016.

Within the next 12 months, we have obligations relating to the payment of indebtedness on term loans of $32.1 million.

We anticipate meeting our cash obligations on our indebtedness that is payable within the next 12 months from the results of operations and, depending on results of operations, we may need additional equity or debt financing. Additionally, during January 2017, we sold the Highwire division of our ADEX subsidiary for a $4 million cash payment plus a working capital adjustment, which is expected to be paid to us on August 28, 2017, of approximately $0.5 million. $2.5 million of the net proceeds from the sale of our Highwire division was applied to the repayment of our indebtedness to JGB (Cayman) Concord Ltd. Additionally, on April 25, 2017, we sold 80.1% of certain assets in the AWS Entities for a $2.0 million convertible note, a potential earn out of 3X EBITDA for the first six months after closing, cash of $0.1 million and a working capital adjustment of $1.2 million payable 60 days after the closing. We expect to convert the note into freely tradable common shares of the purchaser six months after the closing. Lastly, on May 17, 2017, we sold SDNE for $1.4 million in cash. Most of that cash was placed into escrow with our senior secured lender securing the repayment of their loan.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through the next 12 months, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees, and the sale of certain of our operating subsidiaries. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, in July 2017, we elected to reduce related-party debt by converting such debt into shares of our Series J preferred stock. We may elect to reduce certain third-party debt in the future by converting such debt into shares of our common stock. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through the next 12 months. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during the next twelve months.

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

We had capital expenditures of $0 and $0.08 million for the three-month periods ended June 30, 2017 and 2016, respectively. We had capital expenditures of $0.03 million and $0.1 million for the six-month periods ended June 30, 2017 and 2016, respectively. We expect our capital expenditures for the 12 months to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

As of June 30, 2017, we had cash of $0.4 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Six months ended
	June 30,
(dollars amounts in thousands)	2017	2016

Net cash provided by (used in) operating activities	(2,366)	$(11,535)
Net cash provided by investing activities	5,343	8,041
Net cash provided by (used in) financing activities	(4,360)	(2,018)

Net cash used in operating activities for the six months ended June 30, 2017 was $2.4 million, which included the net loss for the period of $26.3 million. The net loss was partially offset by $3.6 million of amortization of debt discount and deferred debt issuance costs, losses on the fair value of derivative liabilities of $3.5 million, goodwill and intangible asset impairment charges totaling $4.7 million, loss on extinguishment of debt of $1.1 million, and changes in operating assets and liabilities of $4.2 million.

Net cash provided by investing activities for the six months ended June 30, 2017 was $5.3 million. This consisted primarily of $4.0 million of proceeds received from the sale of our Highwire subsidiary, along with $1.0 million of restricted cash received in connection with the sale of SDNE.

Net cash used in financing activities for the six months ended June 30, 2017 was $4.4 million. This consisted primarily of $3.6 of cash from proceeds of the sale of our Highwire subsidiary used to make term loan-related repayments, along with other repayments of receivables purchase agreements and term loans.

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

Breach of Contract Action

On May 15, 2017, a complaint was filed against us in the Supreme Court of the State of New York, County of New York titled Grant Thornton LLP v. InterCloud Systems, Inc., Case No. 652619/2017, for breach of contract, quantum meruit and unjust enrichment. In the complaint, the plaintiff alleges that we breached an agreement with the plaintiff by failing to pay the fees of the plaintiff of approximately $769,000 and to reimburse the plaintiff for its related expenses for a proposed audit of our financial statements for the year ended December 31, 2015. We intend to vigorously defend this action, and have commenced a separate action against Grant Thornton LLP in the Supreme Court of the State of New York, County of New York titled InterCloud Systems, Inc. v. Grant Thornton LLP, Case No. 65424/2017 for breach of contract and fraudulent inducement relating to the engagement letter between our company and Grant Thornton LLP and to recover the fees we paid to Grant Thornton LLP, as well as other damages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases

During the second quarter of 2017, we purchased shares of our outstanding common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(b)

April 1, 2017 to April 30, 2017	10,384	$0.0001	-	-
May 1, 2017 to May 31, 2017	-	-	-	-
June 1, 2017 to June 30, 2017	-	-	-	-

(a)	The Company repurchased 10,384 shares at par value of $0.0001 per share from employees who terminated employment.

(b)	We have no publicly-announced repurchase program in place.

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

INTERCLOUD SYSTEMS, INC.

August 14, 2017	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

