Form 10-Q
period 2017-09-30
INTERCLOUD SYSTEMS, INC.
filed 2017-11-14
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 590,137,730 shares of common stock were issued and outstanding as of November 9, 2017.

i

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

ii

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$827	$1,790
Accounts receivable, net of allowances of $1,166 and $914, respectively	8,041	13,952
Inventory, net of reserves of $263 and $84, respectively	-	165
Loans receivable, net of reserves of $913 and $891, respectively	3,359	382
Other current assets	3,903	2,100
Total current assets	16,130	18,389

Property and equipment, net	118	533
Goodwill	10,185	23,368
Customer lists, net	5,582	8,589
Tradenames, net	1,471	3,178
Other intangible assets, net	-	256
Cost method investment	340	-
Other assets	160	256
Total assets	$33,986	$54,569

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$9,188	$10,907
Accrued expenses	13,688	10,721
Deferred revenue	4,034	3,058
Income taxes payable	94	53
Bank debt	116	121
Notes payable, related parties	-	9,531
Contingent consideration	-	515
Derivative financial instruments	2,826	1,749
Term loans, current portion, net of debt discount	27,296	21,147
Total current liabilities	57,242	57,802

Long-term Liabilities:
Notes payable, related parties, net of current portion	-	8,632
Deferred income taxes	538	1,002
Term loans, net of current portion, net of debt discount	1,166	1,860
Derivative financial instruments	1,690	1,316
Total long-term liabilities	3,394	12,810

Total Liabilities	60,636	70,612

Commitments and Contingencies

Stockholders' Deficit:
Series J Preferred Stock; $0.0001 par value; 50,000,000 shares authorized; 1,000 and 0 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 405,198,809 and 28,516,804 issued and 405,165,060 and 28,210,003 outstanding as of September 30, 2017 and December 31, 2016, respectively	39	2
Common stock warrants, no par	771	1,727
Treasury stock, at cost - 33,750 and 306,801 shares at September 30, 2017 and December 31, 2016, respectively	(2)	(1)
Additional paid-in capital	153,026	130,869
Accumulated deficit	(180,661)	(148,983)
Total InterCloud Systems, Inc. stockholders' deficit	(26,827)	(16,386)
Non-controlling interest	177	343
Total stockholders' deficit	(26,650)	(16,043)

Total liabilities and stockholders’ deficit	$33,986	$54,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Service revenue	$9,912	$17,192	$31,249	$52,663
Product revenue	122	2,361	856	7,113
Total revenue	10,034	19,553	32,105	59,776
Cost of revenue	7,278	13,940	24,354	44,530
Gross profit	2,756	5,613	7,751	15,246

Operating expenses:
Depreciation and amortization	253	565	959	1,677
Salaries and wages	2,358	5,088	7,962	13,399
Selling, general and administrative	1,340	3,757	6,468	11,826
Goodwill impairment charge	-	-	3,767	-
Intangible asset impairment charge	-	-	959	-
Total operating expenses	3,951	9,410	20,115	26,902

Loss from operations	(1,195)	(3,797)	(12,364)	(11,656)

Other income (expenses):
Change in fair value of derivative instruments	3,194	11,191	(351)	15,987
Interest expense	(1,795)	(2,833)	(7,353)	(10,966)
Gain on conversion of debt	-	68	-	416
Loss on extinguishment of debt, net	(4,414)	(1,630)	(5,468)	(9,442)
Loss on investment in equity method investee	-	(1)	-	(30)
Loss on disposal of subsidiary	-	-	(5,226)	-
Other expense	(1,350)	(927)	(1,471)	(244)
Total other (expense) income	(4,365)	5,868	(19,869)	(4,279)

(Loss) income from continuing operations before income taxes	(5,560)	2,071	(32,233)	(15,935)

(Benefit from) provision for income taxes	(31)	48	(389)	164

Net (loss) income from continuing operations	(5,529)	2,023	(31,844)	(16,099)

Gain on discontinued operations, net of tax	-	-	-	465

Net (loss) income	(5,529)	2,023	(31,844)	(15,634)

Net loss (income) attributable to non-controlling interest	31	44	166	(22)

Net (loss) income attributable to InterCloud Systems, Inc. common stockholders	$(5,498)	$2,067	$(31,678)	$(15,656)

Basic net (loss) income per share attributable to InterCloud Systems, Inc. common stockholders:
Net (loss) income from continuing operations	$(0.01)	$0.22	$(0.19)	$(1.91)
Net income on discontinued operations, net of taxes	$-	$-	$-	$0.06
Net (loss) income per share	$(0.01)	$0.22	$(0.19)	$(1.85)

Diluted net (loss) income per share attributable to InterCloud Systems, Inc. common stockholders:
Net (loss) income from continuing operations	$(0.01)	$0.01	$(0.19)	$(1.91)
Net income on discontinued operations, net of taxes	$-	$-	$-	$0.06
Net (loss) income per share	$(0.01)	$0.01	$(0.19)	$(1.85)

Basic weighted average common shares outstanding	436,049,406	9,253,135	169,069,899	8,194,650
Diluted weighted average common shares outstanding	436,049,406	25,425,642	169,069,899	8,194,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Common Stock Warrants		Series J Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2016	28,210,003	$2	1,085,152	$1,727	-	$-	306,801	$(1)	$130,869	$(148,983)	$343	$(16,043)
					-							-
Issuance of shares to non-employees for services	125,000	-	-	-	-	-	-	-	12	-	-	12
Issuance of shares to employees and directors for services	1,300,000	-	-	-	-	-	-	-	592	-	-	592
Issuance of shares pursuant to Forward Investments LLC promissory notes	145,266,737	15	-	-	-	-	-	-	5,220	-	-	5,235
Issuance of shares pursuant to Dominion Convertible notes	43,521,862	4	-	-	-	-	-	-	2,884	-	-	2,888
Issuance of common stock pursuant to payment Senior secured convertible note, JGB (Cayman) Concord Ltd.	32,087,659	4	-	-	-	-	-	-	2,328	-	-	2,332
Issuance of common stock pursuant to payment Senior secured convertible note, JGB (Cayman) Waltham Ltd.	47,986,191	5	-	-	-	-	-	-	1,052	-	-	1,057
Issuance of shares pursuant to MEF I (Magna) convertible note	27,692,876	3	-	-	-	-	-	-	723	-	-	726
Issuance of shares pursuant to Smithline convertible note	10,794,192	1	-	-	-	-	-	-	698	-	-	699
Purchase of treasury shares	(92,052)	(1)	-	-	-	-	92,052	(1)	-	-	-	(2)
Cancellation of shares previously issued	(2,001,241)	(1)	-	-	-	-	-	-	-	-	-	(1)
Reclassification of warrants issued pursuant to JGB Amendment Agreement	-	-	(225,000)	(972)	-	-	-	-	939	-	-	(33)
Reclassification of warrants issued pursuant to 8760 Acquisition	-	-	(187,500)	(36)	-	-	-	-	33	-	-	(3)
Reclassification of warrants issued pursuant to bridge agreement (GPB)	-	-	-	(258)	-	-	-	-	258	-	-	-
Reclassification of warrants issued pursuant to settlement of AP (SRFF)	-	-	(625,000)	(460)	-	-	-	-	385	-	-	(75)
Loan forgiveness to related party	-	-	-	-	-	-	-	-	182	-	-	182
Stock compensation expense	-	-	-	-	-	-	-	-	489	-	-	489
Stock split rounding adjustment	126	-	-	-	-	-	-	-	-	-	-	-
Retirement of treasury shares	-	-	-	-	-	-	(365,103)	-	-	-	-	-
Issuance of warrants to employees	-	-	38,230,000	734	-	-	-	-	-	-	-	734
Issuance of warrant to Elliott Cameron	-	-	2,500,000	13	-	-	-	-	-	-	-	13
Exercise of JGB February 2017 warrants	13,842,542	1	-	-	-	-	-	-	499	-	-	500
Issuance of shares pursuant to RDW Capital LLC convertible notes	56,431,165	6	-	-	-	-	-	-	945	-	-	951
Issuance of Series J preferred stock to related party debt holders	-	-	-	-	1,000	-	-	-	4,918	-	-	4,918
Reclassification of warrants issued pursuant to JGB Amendment Agreement	-	-	225,000	7	-	-	-	-	-	-	-	7
Reclassification of warrants issued pursuant to settlement of AP (SRFF)	-	-	625,000	16	-	-	-	-	-	-	-	16
Net income (loss)	-	-	-	-	-	-	-	-	-	(31,678)	(166)	(31,844)
												-
Ending balance, September 30, 2017	405,165,060	$39	41,627,652	$771	1,000	$-	33,750	$(2)	$153,026	$(180,661)	$177	$(26,650)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the nine months ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(31,844)	$(15,634)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on discontinued operations	-	(465)
Provision for bad debts	455	135
Depreciation and amortization	959	1,677
Amortization of debt discount and deferred debt issuance costs	4,598	5,340
Stock compensation for services	1,828	2,359
Issuance of shares to non-employees for services	12	189
Change in fair value of derivative instruments	351	(15,987)
Deferred income taxes	(464)	(35)
Goodwill impairment charge	3,767	-
Intangible asset impairment charge	959	-
Gain on conversion of debt	-	(416)
Loss on extinguishment of debt	5,468	9,442
Loss on disposal of subsidiary	5,226	-
Loss on investment in equity method investee	-	23
Changes in operating assets and liabilities:
Accounts receivable	2,728	1,615
Inventory	165	831
Other assets	(1,025)	(4,178)
Accounts payable and accrued expenses	4,638	3,441
Income taxes	40	-
Deferred revenue	1,067	(1,245)
Net cash used in operating activities of continuing operations	(1,072)	(12,908)
Net cash provided by operating activities of discontinued operations	-	413
Net cash used in operating activities	(1,072)	(12,495)

Cash flows from investing activities:
Purchases of equipment	(29)	(124)
Issuance of notes receivable	(201)	(1,035)
Cash proceeds from sale of Highwire	4,000	-
Cash proceeds from sale of SDNE	1,134	-
Net cash paid upon disposal of the AWS Entities	(105)	-
Net cash paid upon the disposal of Nottingham	(8)	-
Cash received for acquired assets	-	112
Net cash provided by (used in) investing activities of continuing operations	4,791	(1,047)
Net cash provided by investing activities of discontinued operations	-	21,887
Net cash provided by investing activities	4,791	20,840

Cash flows from financing activities:
Proceeds from bank borrowings	15	-
Repayments of bank borrowings	(5)	(8)
Proceeds from term loans	380	495
Debt issuance costs on new term loans	(50)	-
Term loan-related repayments from proceeds of sale of subsidiary	(3,625)	-
Repayment of term loans	(916)	(14,154)
Repayments of receivables purchase agreements	(480)	-
Cancellations of shares issued for interest	(1)	-
Net cash used in financing activities	(4,682)	(13,667)

Net decrease in cash	(963)	(5,322)

Cash, beginning of period	1,790	7,944

Cash, end of period	$827	$2,622

Supplemental disclosures of cash flow information:
Cash paid for interest	$189	$3,011
Cash paid for income taxes	$42	$125

Non-cash investing and financing activities:
Issuance of shares of common stock pursuant to conversion of debt	$13,886	$5,035
Issuance of warrants pursuant to acquisition	$-	$36
Issuance of shares of common stock pursuant to acquisition	$-	$1,173
Addition to debt discount	$2,387	$2,941
Issuance of shares of common stock in lieu of cash compensation	$-	$189
Issuance of shares of common stock pursuant to loan covenants	$-	$828
Issuance of warrants for settlement of accounts payable	$-	$460
Issuance of warrants pursuant to JGB Waltham and JGB Concord amendment	$-	$972
Issuance of shares of common stock for payout of incentives earned	$-	$50
Issuance of shares of common stock pursuant to bridge financing agreement	$-	$320
Issuance of shares of Series J preferred stock pursuant to conversion of related-party debt	$4,917	$-

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

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011 – sold in April 2017 in connection with the sale of the AWS Entities), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and Highwire (collectively, “ADEX” or “ADEX Entities”) (since September 2012 – Highwire was sold in January 2017 – refer to Note 3, Disposals of Subsidiaries, for further detail), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013 – the AWS Entities were sold in April 2017 – refer to Note 3, Disposals of Subsidiaries, for further detail), Integration Partners – NY Corporation (“IPC”) (since January 2014 – the Company began the process of discontinuing the IPC business in November 2017 – refer to note 16, Subsequent Events, for further detail), RentVM Inc. (“RentVM”) (since February 2014), and SDN Essentials, LLC (“SDNE”) (since January 2016 – SDNE was sold in May 2017 – refer to Note 3, Disposals of Subsidiaries, for further detail). The results of operations of the Company’s former subsidiaries, VaultLogix, LLC (“VaultLogix”) (since October 2014), and PCS Holdings LLC (“Axim”) (since December 2014), have been included as discontinued operations on the accompanying financial statements. In February 2016, the Company consummated the sale of certain assets of VaultLogix, and in April 2016, the Company consummated the sale of all assets of Axim (refer to Note 15, Discontinued Operations for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 include the accounts of Nottingham Enterprises LLC (“Nottingham”), in which the Company owned an interest of 40% (the Company returned its interest in Nottingham effective April 1, 2017). Management determined that Nottingham was a VIE because it met the following criteria: (i) the entity had insufficient equity to finance its activities without additional subordinated financial support from other parties and the 60% owner guaranteed its debt, (ii) the voting rights of the Company were not proportional to their obligations to absorb the expected losses of the legal entity, and (iii) substantially all of the legal entity’s activities either involved or were conducted on behalf of an investor that had disproportionately few voting rights. The Company had the ability to exercise its call option to acquire the remaining 60% of Nottingham for a nominal amount and made all significant decisions related to Nottingham. In connection with the Company returning its interest in Nottingham, the Company recorded a loss on disposal of subsidiary of $455 for the nine months ended September 30, 2017.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 included the Company’s 13.7% ownership interest in NGNWare, LLC (“NGNWare”). The Company wrote off its investment in NGNWare as of December 31, 2016. The Company did not hold a controlling financial interest in NGNWare but had the ability to exercise significant influence over the operating and financial policies of NGNWare. As such, the Company accounted for the investment in NGNWare under the equity method of accounting.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 13, 2017.

Basis of Presentation

The unaudited condensed consolidated financial statements have been presented on a comparative basis. During the year ending December 31, 2016, the Company disposed of two subsidiaries. The results of these subsidiaries are included within discontinued operations for the nine months ended September 30, 2016.

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

The Company’s reporting units have been aggregated into one of three operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities (sold by the Company in April 2017), Tropical (sold by the Company in April 2017 in connection with the sale of the AWS Entities), RM Leasing, and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX Entities and SDNE (sold by the Company in May 2017). The Company’s third operating segment is managed services, which consists of the IPC (the Company began the process of discontinuing the IPC business in November 2017) and RentVM components. The operating segments mentioned above constitute reporting segments.

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

The Company’s TNS and IPC (the Company began the process of discontinuing the IPC business in November 2017) subsidiaries, as well as ADEX’s former Highwire division, sometimes require customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The Company’s IPC subsidiary, which is included in the Company’s managed services segment, is a value-added reseller that generates revenues from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video, and data networking infrastructure. IPC’s customers are higher education organizations, governmental agencies and commercial customers. IPC also provides maintenance and support and professional services. For certain maintenance contracts, IPC assumes responsibility for fulfilling the support to customers and recognizes the associated revenue either on a ratable basis over the life of the contract or, if a customer purchased a time and materials maintenance program, as maintenance is provided to the customer.  Revenue for the sale of third-party maintenance contracts is recognized net of the related cost of revenue.  In a maintenance contract, all services are provided by the Company’s third-party providers. As a result, the Company concluded that IPC is acting as an agent and IPC recognizes revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction.  As IPC is under no obligation to perform additional services, revenue is recognized at the time of sale rather than over the life of the maintenance agreement.

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

Inventory

The inventory balance at September 30, 2017 and December 31, 2016 is related to the Company’s IPC subsidiary, which the Company began the process of discontinuing in November 2017. IPC purchases inventory for resale to customers and records it at the lower of cost or market until sold. As inventory relates to specific customer orders, the Company determines the cost of the inventory using the specific identification method. If an item can no longer be matched to a specific customer order, the Company reserves the item at 100%. Inventory consisted of networking equipment for which title had not passed to customers as of September 30, 2017 and December 31, 2016. Inventory reserves were $263 and $84 at September 30, 2017 and December 31, 2016, respectively.

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

Based on the Company’s analysis, the Company recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

Based on the Company’s analysis, the Company recorded goodwill impairment for TNS and RME of $596 and $25, respectively, and intangible asset impairment for TNS and RME of $123 and $39, respectively, in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

In April 2017, the parties in this proceeding and the related derivative actions described below reached a global settlement in principle for an aggregate of $3.0 million, which amount will be paid by the Company’s insurers. The Company and the other parties in such proceedings are currently in the process of obtaining court approval of the settlement. On August 25, 2017, the court granted preliminary approval of the settlement, and the court has set the final approval hearing for December 4, 2017. While the Company believes the global settlement will be approved by the applicable courts, there can be no assurance that any such settlement will be approved.

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

In April 2017, the parties in all of the these proceedings and in the purported class action suit described above reached a global settlement in principle for an aggregate of $3.0 million, which amount will be paid by the Company’s insurers. The Company and the other parties in such proceedings are currently in the process of obtaining court approval of the settlement. On August 25, 2017, the court granted preliminary approval of the settlement, and the court has set the final approval hearing for December 4, 2017. While the Company believes the global settlement will be approved by the applicable courts, there can be no assurance that any such settlement will be approved.

If such proposed global settlement is not approved by the courts, the Company intends to dispute these claims and to defend these litigations vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of each of these litigations is uncertain. An unfavorable outcome in any such litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

White Winston Select Asset Funds, LLC Judgment

On October 11, 2017, the U.S. District Court for the District of New Jersey (the “District Court”) entered a judgment in favor of White Winston Select Asset Funds, LLC (“White Winston”) against the Company in the amount of $675. White Winston previously sought a break-up fee of $500 and attorney fees and costs allegedly due in connection with a contemplated but ultimately unsuccessful financing transaction. The Company filed a motion to dismiss, which was granted in its entirety by the District Court. White Winston subsequently appealed, and the United States Court of Appeals for the Third Circuit ultimately reversed. After considering the parties cross-motions for summary judgment, the District Court ruled in White Winston’s favor and rendered the judgment above. The Company is in settlement discussions with White Winston, while it also weighs exercising its rights to appeal.

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

As of September 30, 2017, no accruals for loss contingencies have been recorded. With the exception of the proposed global settlement which would be paid by the Company’s insurers as discussed above, the outcomes of these cases are neither probable nor reasonably estimable.

The Company had obligations contingent on the performance of its former SDNE subsidiary, which the Company sold during the three months ended June 30, 2017. These contingent obligations, which were payable to the former owner of SDNE, were based on metrics that contained escalation clauses. The Company believed that the amounts that were recorded within the liabilities section of the consolidated balance sheets were indicative of fair value and were also considered the most likely payout of these obligations. In connection with the sale of SDNE, the Company’s obligation to pay contingent consideration was forgiven and the Company no longer had any contingent consideration to include on its consolidated balance sheet as of September 30, 2017.

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

Potential common shares includable in the computation of fully-diluted per share results are not presented for the three and nine months ended September 30, 2017 and the nine months ended September 30, 2016 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

The following sets forth the computation of diluted EPS for the three months ended September 30, 2016.

	Three months ended September 30, 2016
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,067	9,253,135	$0.22
Change in fair value of derivative instruments	(4,700)	-	-
Loss on conversion, modification, and extinguishment of debt	1,464	-	-
Interest expense and debt discounts related to convertible instruments	1,326	-	-
Dilutive shares related to JGB Concord and JGB Waltham convertible notes	-	16,172,507	-
Dilutive EPS	$157	25,425,642	0.01

Diluted Earnings per Share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. As of September 30, 2017, the Company’s common stock equivalents included 48,089,869 shares that could be converted based on outstanding debt, 45,875,928 shares related to outstanding warrants, and 41,667 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. As of September 30, 2016, the Company’s common stock equivalents included 19,969,120 shares that could be converted based on outstanding debt, 2,208,428 shares related to outstanding warrants, and 43,750 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Potential common shares includable in the computation of fully-diluted per share results are not presented for the three and nine months ended September 30, 2017 and the nine months ended September 30, 2016 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of September 30, 2017 and December 31, 2016, was estimated at $31,132 and $43,729, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as Level 2.

Contingent Consideration

The fair value of the Company’s contingent consideration payable was based on the Company’s evaluation as to the probability and amount of any earn-out that could have ultimately been payable. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration recorded at initial acquisition date and at each subsequent reporting period. The fair value of contingent consideration is measured at each reporting period and adjusted as necessary. The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation. As part of the sale of SDNE during May 2017, the contingent consideration was forgiven. The Company no longer had any contingent consideration to include on its unaudited condensed consolidated balance sheet as of September 30, 2017.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the Company’s financial instruments carried at fair value at September 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2017
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$2,622
Current derivative features related to warrants	-	-	204
Long-term derivative features related to convertible debentures	-	-	1,192
Long-term derivative features related to warrants	-	-	498
Total liabilities at fair value	$-	$-	$4,516

	December 31, 2016
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$1,749
Contingent consideration	-	-	515
Long-term derivative features related to convertible debentures	-	-	1,316
Total liabilities at fair value	$-	$-	$3,580

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2017 were as follows:

Amount
Balance as of December 31, 2016	$3,580
Change in fair value of derivative features related to convertible debentures	(107)
Change in fair value of warrant derivative	290
Reclassification of equity warrants to derivative	110
Fair value of JGB warrant derivative	65
Adjustment of derivative liability upon extinguishment of debt	2,241
Adjustment of make-whole provision upon payment	(815)
Fair value of derivative features related to MEF I, L.P.	250
Fair value of derivative features related to Dominion term loan	38
Balance as of March 31, 2017	$5,652

Change in fair value of derivative features related to convertible debentures	371
Change in fair value of warrant derivative	979
Fair value of derivative features related to RDW term loan	39
Cancellation of 8760 warrants	(2)
Settlement of contingent consideration	(515)
Balance as of June 30, 2017	$6,524

Change in fair value of derivative features related to convertible debentures	(2,275)
Change in fair value of warrant derivative	(347)
Reclassification of derivative warrants to equity	(45)
Adjustment upon exercise of JGB derivative warrant	(500)
Fair value of derivative features related to RDW term loan (July)	126
Fair value of derivative features related to RDW term loan (Sept)	122
Fair value of derivative features related to extinguishment RDW term loan (Hannibal ext)	911
Balance as of September 30, 2017	$4,516

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

The investment was initially valued on April 25, 2017, the date of the sale of the AWS Entities. Based on a sales price of $2,000, and a remaining interest of 19.9%, the Company initially recorded the investment at $500. On September 30, 2017, the Company utilized a third-party valuation firm to determine the fair value of the investment. Based on the discounted cash flow method, the fair value as of September 30, 2017 was $340. The change in the fair value of the investment was recorded in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the three and nine months ended September 30, 2017, the Company generated gross profits but was unable to achieve positive cash flow from operations. The Company’s management expects to meet its future cash needs from the results of operations and, depending on the results of operations, the Company will likely need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the three and nine months ended September 30, 2017 and the year ended December 31, 2016, the Company suffered recurring losses from operations. At September 30, 2017 and December 31, 2016, the Company had a stockholders’ deficit of $26,650 and $16,043, respectively. At September 30, 2017, the Company had a working capital deficit of approximately $41,112, as compared to a working capital deficit of approximately $39,413 at December 31, 2016. The decrease of $1,699 in the Company’s working capital from December 31, 2016 to September 30, 2017 was primarily the result of a decrease in accounts receivable of $5,911, a $963 decrease in cash, a $976 increase in deferred revenue, a $1,077 increase in current derivative financial instruments based on changes in fair value, and a $6,149 increase in the current portion of term loans. The decrease was offset by a $2,977 increase in loans receivable, a $1,803 increase in other current assets, a $9,531 decrease in the current portion of notes payable to related parties, and a combined decrease of $1,247 in accrued expenses and accounts payable.

Within the next 12 months, the Company has obligations relating to the payment of indebtedness on term loans of $28,852 and an obligation to White Winston in the amount of $675 arising out of the judgement entered by the District Court in New Jersey. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to November 30, 2018 from earnings from operations, the sale of certain operating assets or businesses or from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. In July 2017, the Company elected to reduce related-party debt by converting such debt into shares of the Company’s Series J preferred stock (refer to Note 11, Stockholders’ Deficit, and Note 13, Related Parties, for further detail). Lastly, in October 2017, the Company elected to reduce certain term loan debt by converting such debt into shares of the Company’s Series L preferred stock (refer to Note 16, Subsequent Events, for further detail). The Company may elect to reduce additional third-party debt in the future by converting such debt into shares of the Company’s common stock. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through the next 12 months. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

3. DISPOSALS OF SUBSIDIARIES

On January 31, 2017, the Company sold the Highwire division of ADEX. This division accounted for approximately $0 and $4,034 in revenues for the three months ended September 30, 2017 and 2016, respectively, and approximately $365 and $8,605 in revenues for the nine months ended September 30, 2017 and 2016, respectively. Under the terms of the sale, the Company received $4,000 in total proceeds and an additional working capital adjustment of approximately $400 that was paid in October 2017. The Company used proceeds from the sale to make payments on term loans (refer to Note 8, Term Loans, for further detail). In connection with the sale, the Company completed an ASC 350-20 goodwill fair value assignment, which allocated $3,003 from the reporting unit to Highwire.

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

Based on the Company’s analysis, the Company recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

As a result of the disposal of the Highwire division of ADEX, the Company recorded a gain on disposal of subsidiaries of $695 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

On April 25, 2017, the Company sold 80.1% of the assets associated with its AWS Entities subsidiaries. The AWS Entities accounted for approximately $0 and $2,372 in revenues for the three months ended September 30, 2017 and 2016, respectively, and approximately $2,738 and $9,144 in revenues for the nine months ended September 30, 2017 and 2016, respectively. The purchase price paid by buyer for the assets included the assumption of certain liabilities and contracts associated with the AWS Entities, the issuance to the Company of a one-year convertible promissory note in the principal amount of $2,000 (refer to Note 4, Loans Receivable, for further detail), and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA of the AWS Entities for the six-month period immediately following the closing and (ii) $1,500. In addition, the asset purchase agreement contains a working capital adjustment. The Company has not yet finalized the numbers for the potential earn-out or working capital adjustment.

Based on the Company’s analysis in accordance with ASC 350-20-40-7, the Company recorded goodwill impairment for TNS and RME of $596 and $25, respectively, and intangible asset impairment for TNS and RME of $123 and $39, respectively, in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017, as a result of the sale of the AWS Entities.

As a result of the disposal of the AWS Entities, the Company recorded a loss on disposal of subsidiaries of $6,051 to the unaudited condensed consolidated statement of operations for the nine ended September 30, 2017.

On May 15, 2017, the Company sold its SDNE subsidiary. SDNE accounted for approximately $0 and $1,538 in revenues for the three months ended September 30, 2017 and 2016, respectively, and approximately $1,671 and $2,898 in revenues for the nine months ended September 30, 2017 and 2016, respectively. Under the terms of the sale, the Company was to receive $1,400 in cash and a working capital adjustment of $61 to be paid within 150 days of closing. The Company received cash proceeds of $1,411, with $50 being held in escrow as of September 30, 2017.

Based on the Company’s analysis in accordance with ASC 350-20-40-7, the reporting units in the Company’s professional services segment were not impaired as a result of the SDNE sale.

As a result of the disposal of SDNE, the Company recorded a gain on disposal of subsidiaries of $585 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company completed the below pro forma data for the three months ended September 30, 2016 and the nine months ended September 30, 2017 and 2016 to reflect the impact of the sales described above on the Company’s financial results as though the transactions occurred at the beginning of the reported periods:

For the three months ended
September 30,
2016

Revenue	$11,609
Income from continuing operations	1,856
Net income	1,856
Net income attributable to InterCloud Systems, Inc. common stockholders	1,900
Basic income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:	0.21
Diluted income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:	0.07

	For the nine months ended
	September 30,
	2017	2016

Revenue	$27,331	$39,129
Loss from continuing operations	(18,922)	(15,191)
Net loss	(18,922)	(14,726)
Net loss attributable to InterCloud Systems, Inc. common stockholders	(18,756)	(14,748)
Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:	(0.11)	(1.80)

4. LOANS RECEIVABLE

Loans receivable as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Loans to employees, net of reserves of $913 and $891, respectively, due December 2017	$15	$37
Loan to third party, due December 2017	$569	$345
Fair value of convertible loan receivable from Mantra, due April 2018	2,775	-
Loans receivable	$3,359	$382

Loans to employees bear interest at rates between 2% and 3% per annum. As of September 30, 2017 and December 31, 2016, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve on the balance of loans to employees of $913 and $891 as of September 30, 2017 and December 31, 2016, respectively. These employees are considered related parties (refer to Note 13, Related Parties, for further detail).

During the nine months ended September 30, 2017, the Company loaned an additional $224 to a third party.

On April 25, 2017, the Company sold 80.1% of the assets associated with its AWS Entities subsidiaries (refer to Note 3, Disposals of Subsidiaries, for further detail). In connection with the sale, the Company received from the buyer a one-year convertible promissory note in the principal amount of $2,000. This note accrues interest at a rate of 8% per annum. The interest income associated with this loan receivable during the three and nine months ended September 30, 2017 amounted to $40 and $69, respectively. This note is convertible into shares of common stock of the buyer at a conversion price per share equal to 75% of the lowest VWAP during the fifteen (15) trading days immediately prior to the conversion date.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company evaluated the convertible note’s settlement provisions and elected the fair value option afforded in ASC 825, Financial Instruments, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the unaudited condensed consolidated financial statements as a change in fair value of derivative instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using a Monte Carlo simulation. The sum of these two valuations is the fair value of the loan receivable. On April 25, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,057, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $1,174. The total fair value of $2,231 was recorded in the unaudited condensed consolidated balance sheet.

On September 30, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,403, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $1,372. The total fair value of $2,775 was included in loans receivable on the unaudited condensed consolidated balance sheet as of September 30, 2017. The Company recorded the change in fair value as a gain of $318 and $544 on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively.

The fair value of the note receivable as of September 30, 2017 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2017
Principal amount and guaranteed interest	$2,022

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.06%
Life of conversion feature (in years)	0.57
Volatility	149%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Vehicles	$679	$777
Computers and Office Equipment	635	966
Equipment	262	764
Software	-	176
Total	1,576	2,683
Less accumulated depreciation	(1,458)	(2,150)

Property and equipment, net	$118	$533

Depreciation expense for the three months ended September 30, 2017 and 2016 was $49 and $89, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $189 and $261, respectively.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the Company’s goodwill as of September 30, 2017 and December 31, 2016:

	Applications and Infrastructure	Professional Services	Managed Services	Total
Balance at December 31, 2016	$6,906	$10,081	$6,381	$23,368

Impairment charge	(621)	(3,146)	-	(3,767)

Disposal	(4,979)	(4,016)	(421)	(9,416)

Balance at September 30, 2017	$1,306	$2,919	$5,960	$10,185

Intangible Assets

The following table summarizes the Company’s intangible assets as of September 30, 2017 and December 31, 2016:

		September 30, 2017
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Amortization Writeoff	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization

Customer relationship and lists	7-10 yrs	$8,589	$-	$(743)	$1,579	$(69)	$(3,774)	$5,582	$(5,259)
Non-compete agreements	2-3 yrs	248	-	(27)	624	(160)	(685)	-	(1,224)
URL’s	Indefinite	8	-	-	-	(5)	(3)	-	-
Trade names	1 Year	-	-	-	19	-	(19)	-	(30)
Trade names	Indefinite	3,178	-	-	-	(725)	(982)	1,471	-

Total intangible assets		$12,023	$-	$(770)	$2,222	$(959)	$(5,463)	$7,053	$(6,513)

		December 31, 2016
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Amortization Writeoff	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization

Customer relationship and lists	7-10 yrs	$9,744	$145	$(1,308)	$8	$-	$-	$8,589	$(6,095)
Non-compete agreements	2-3 yrs	154	498	(287)	7	-	(124)	248	(1,821)
URL’s	Indefinite	8	-	-	-	-	-	8	-
Trade names	1 Year	-	-	-	-	-	-	-	(49)
Trade names	Indefinite	3,178	-	-	-	-	-	3,178	-
Purchased Software	16 years	3,629	-	(170)	-	(3,459)	-	-	-

Total intangible assets		$16,713	$643	$(1,765)	$15	$(3,459)	$(124)	$12,023	$(7,965)

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Amortization expense related to the identifiable intangible assets was $204 and $476 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to the identifiable intangible assets was $770 and $1,416 for the nine months ended September 30, 2017 and 2016, respectively

7. BANK DEBT

Bank debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 8.4%, guaranteed personally by former owners of subsidiary, maturing July 2018	$103	$121
Equipment finance agreement, monthly principal of $1, maturing February 2020	13	-
	$116	$121
Less: Current portion of bank debt	(116)	(121)

Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the three months ended September 30, 2017 and 2016 amounted to $4 and $3, respectively. The interest expense associated with the bank debt during the nine months ended September 30, 2017 and 2016 amounted to $12 and $8, respectively. There are no financial covenants associated with the bank debt.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

8. TERM LOANS

Term loans as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$2

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, matured in November 2016	-	106

8% convertible promissory note, London Bay - VL Holding Company, LLC, unsecured, matured October 2017, due on demand	7,408	7,408

8% convertible promissory note, WV VL Holding Corp., unsecured, matured October 2017, due on demand	7,003	7,003

8% convertible promissory note, Tim Hannibal, unsecured, maturing October 2017	-	1,215

12% senior convertible note, unsecured, Dominion Capital, matured in January 2017, net of debt discount of $29	-	1,170

12% convertible note, Richard Smithline, unsecured, matured in January 2017, net of debt discount of $0 and $2, respectively	3	360

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $980 and $3,136, respectively	2,611	1,900

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $0 and $1,668, respectively	11	2,080

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $0 and $234, respectively	414	358

6% senior convertible term promissory note, unsecured, Dominion Capital. maturing January 31, 2018, net of debt discount of $7	63	-

12% senior convertible note, unsecured, Dominion Capital, matured on November 4, 2017, due on demand, net of debt discount of $2 and $65, respectively	148	475

Receivables Purchase Agreement with Dominion Capital, net of debt discount of $44	-	430

Promissory note issued to Trinity Hall, 3% interest, unsecured, maturing in January 2018	500	500

9.9% convertible promissory note, RDW Capital LLC. July 14, 2017 Note, maturing on July 14, 2018, net of debt discount of $105	50	-

2.5% convertible promissory note, RDW Capital LLC. July 18, 2017 Note, maturing on July 18, 2018, net of debt discount of $217	290	-

9.9% convertible promissory note, RDW Capital LLC. September 27, 2017 Note, maturing on September 27, 2018, net of debt discount of $122	33	-

Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	1,421	-

Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $457	2,285	-

Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	390	-

Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016, due on demand	5,755	-

Former owner of IPC, unsecured, 15% interest, due on demand	75	-
	28,462	23,007
Less: Current portion of term loans	(27,296)	(21,147)

Long-term portion term loans, net of debt discount	$1,166	$1,860

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The interest expense, including amortization of debt discounts, associated with the term loans payable during the three months ended September 30, 2017 and 2016 amounted to $1,547 and $1,890, respectively. The interest expense, including amortization of debt discounts, associated with the term loans payable during the nine months ended September 30, 2017 and 2016 amounted to $6,918 and $8,133, respectively.

With the exception of the notes outstanding to RM Leasing, all term loans are subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. Notes, which are secured by all assets of the Company.

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

The promissory notes accrued interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes was payable on October 9, 2017. The promissory notes are convertible into shares of the Company’s common stock at a conversion price equal to $25.48 per share.

On July 18, 2017, the holder of the promissory notes in the principal amount of $1,215 assigned the full outstanding amount of the note to a third party, RDW Capital, LLC (“RDW”) (refer to the “Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note” section of this note for further detail). The promissory notes were subsequently cancelled when exchanged for new promissory notes of the Company.

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

During the nine months ended September 30, 2017, the investor who held the August 6, 2015 senior convertible note converted the remaining principal outstanding of $1,199 into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $832 for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the investor who held the August 6, 2015 senior convertible note converted $468 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a gain on conversion of debt of $197 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.

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

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40 to $540, which included a debt discount of $101, and the note became convertible into shares of the Company’s common stock. The maturity date of the note was extended from November 4, 2016 to November 4, 2017. Interest at a rate of 12% per annum is to be accrued until the maturity date. The new note has monthly amortization payments of $86 that were scheduled to begin on May 4, 2017 and ending on the maturity date. These monthly amortization payments can be offset by monthly conversions. The note is convertible at the lower of (i) $0.40, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of $146 in the consolidated statement of operations for the year ended December 31, 2016. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the November 4, 2016 convertible note.

During the nine months ended September 30, 2017, the holder of the November 4, 2016 promissory note converted $390 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $329 in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

The note matured on November 4, 2017 and is now due on demand.

Dominion Capital LLC Receivables Purchase Agreement

On December 30, 2016, the Company entered into a receivables purchase agreement whereby the Company sold approximately $474 of receivables for a purchase price in the amount of $430. The principal amount of the loan was $474, which included a debt discount of $44.

During the nine months ended September 30, 2017, the Company received and remitted $474 of the receivables sold.

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

During the nine months ended September 30, 2017, the holder of the January 31, 2017 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Richard Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matured on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $1.25 or 75% of the average daily VWAP for the five (5) trading days prior to the conversion date. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the Richard Smithline Senior Convertible Note.

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

During the nine months ended September 30, 2017, the investor who holds the Smithline senior convertible note converted $360 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $64 and $319 in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. During the nine months ended September 30, 2016, the investor who holds the Smithline senior convertible note converted $372 of principal into shares of the Company’s common stock.

Principal of $3 and $363 remained outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Waltham debenture and the JGB Waltham 2.7 Note of $389 and $35, respectively, on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

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

The Company accounted for the assignment of debt in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $676 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $536 and $24, respectively. The cash paid for principal was from proceeds of the November 18, 2016 and December 30, 2016 Receivables Purchase Agreements.

During the nine months ended September 30, 2017, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $493 and $185, respectively. Of the $185 of interest paid, $18 was from proceeds of the sale of the Company’s Highwire division.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $2,000 and $25, respectively. The cash paid for principal was applied from the Company’s restricted cash balance

During the nine months ended September 30, 2017, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $178 and $16, respectively. Of the $16 of interest paid, $2 was from proceeds of the sale of the Company’s Highwire division.

During the nine months ended September 30, 2017, JGB Waltham converted $451 of principal and accrued interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $606 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

Principal of $3,590 and $5,034 related to the JGB Waltham December Debenture remained outstanding as of September 30, 2017 and December 31, 2016, respectively. Principal of $414 and $592 related to the JGB Waltham 2.7 Note remained outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Concord debenture of $71 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Concord February Debenture of $391 and $73, respectively. The cash paid for principal was from proceeds of the November 18, 2016 Receivables Purchase Agreement. $31 of the cash paid for interest was from proceeds of the December 30, 2016 Receivables Purchase Agreement.

During the nine months ended September 30, 2017, the Company made cash payments for principal and interest on the JGB Concord February Debenture of $2,688 and $31, respectively. Proceeds from the sale of the Company’s Highwire division were used to pay principal and interest of $2,526 and $12, respectively, along with an early payment penalty of $253.

During the nine months ended September 30, 2017, JGB Concord converted $1,053 of principal and accrued interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $401 and $1,279 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively.

Principal of $11 and $3,748 related to the JGB Concord February Debenture remained outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

During the nine months ended September 30, 2017, the investor who held the Exchange Note converted $575 of principal and related interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the outstanding principal balance as of September 30, 2017 was $0. The Company recorded a loss on extinguishment of debt of $150 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

Trinity Hall Promissory Note

On December 30, 2016, the Company issued to Trinity Hall a promissory note in the principal amount of $500, with interest accruing at the rate of 3% per annum, which matures on January 1, 2018. This note was issued upon assignment to Trinity Hall of certain related-party notes payable to Mark Munro (refer to Note 13, Related Parties, for further detail).

RDW April 3, 2017 2.5 % Convertible Promissory Note

On April 3, 2017, Scott Davis, a former officer of the Company assigned $100 of his promissory note in the original principal amount of $250, reduced to $225 based on a $25 conversion into common stock, to RDW. As consideration for the assignment, RDW paid Scott Davis $40. The note was convertible at a price of $8.88 and was due on demand. As of April 3, 2017, the outstanding amount of principal and accrued interest for the note was $225 and $57, respectively. Subsequent to the assignment of $100 principal amount of the note to RDW, the remainder of the note was forgiven. The original note was included within notes payable, related parties on the unaudited condensed consolidated balance sheets. Per ASC 470-50-40-2, debt extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain or loss on extinguishment of debt, the Company recorded $182 to additional paid-in capital on the unaudited condensed consolidated balance sheet as of June 30, 2017.

RDW subsequently exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $100 due April 3, 2018. The conversion price of the new note was equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW April 3, 2017 2.5% convertible note). The Company recorded a loss on extinguishment of debt of $14 for the nine months ended September 30, 2017, which includes all extinguishment accounting for the period in accordance with ASC Topic 470-50.

During the nine months ended September 30, 2017, the investor who holds the April 3, 2017 2.5% promissory note converted $100 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the outstanding principal balance as of September 30, 2017 was $0. The Company recorded a gain on extinguishment of debt of $34 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

RDW July 14, 2017 9.9% Convertible Promissory Note

On July 14, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, that accrues interest at the rate of 9.9% per annum, and matures on July 14, 2018. The note is convertible at the lower of (i) $0.04 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW July 14, 2017 9.9% convertible note).

During the nine months ended September 30, 2017, the investor who holds the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note

On July 18, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW. This note was convertible into the Company’s common stock at a price of $25.48 per share. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $1,215 that matures on July 18, 2018. The conversion price of such note is equal to the lower of (i) $0.04 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW July 18, 2017 2.5% convertible note). In addition, Tim Hannibal forgave all outstanding interest relating to the original note. The Company recorded a loss on extinguishment of debt of $297 on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the investor who holds the July 18, 2017 2.5% promissory note converted $708 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $177 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, that bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $0.04 or (ii) 75% of the lowest five VWAPS over the twenty trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW September 27, 2017 9.9% convertible note).

During the nine months ended September 30, 2017, the investor who holds the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

The Company has entered into an agreement with Forward Investments, LLC permitting Forward Investments, LLC to convert its debt into the Company’s common stock at a 5% discount to the daily market price. During the nine months ended September 30, 2017, Forward Investments, LLC converted $4,776 aggregate principal amount of promissory notes into an aggregate of 145,266,738 shares of the Company’s common stock. Refer to Note 11, Stockholders’ Deficit, for further information. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $206 and $459 for the three and nine months ended September 30, 2017, respectively.

During July 2017, the Company determined that Forward Investments was not a related party and reclassified debt owed to Forward Investments from related party debt to term loans. The effective date of the reclassification was January 1, 2017.

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

On November 4, 2016, Mr. Jadevaia resigned from his role as the Company’s President. During July 2017, the Company determined that Frank Jadevaia was no longer a related party and reclassified his note from related party debt to term loans. The effective date of the reclassification was January 1, 2017.

On October 12, 2017, Mr. Jadevaia agreed to exchange $5,430 held in promissory notes into shares of the Company’s Series L preferred stock and assigned promissory notes in the principal amount of $400 to RDW (refer to Note 16, Subsequent Events, for further detail).

Promissory Note to Former Owner of Tropical

In August 2011, in connection with the Company’s acquisition of Tropical, the Company assumed a promissory note in the principal amount of $106. On April 25, 2017, the holder of the note forgave the remaining balance of principal and interest and cancelled the promissory note. As of April 25, 2017, the note had accrued interest of $25. As a result of the cancellation of the note, the Company recognized a gain on fair value of extinguishment of $131 in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2017.

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

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding as of September 30, 2017 and December 31, 2016.

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

On September 30, 2017 and December 31, 2016, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on those dates, and determined the fair value was $0. The Company recorded the change in the fair value of the derivative liability on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2016 as a gain of $11. The Company recorded the change in the fair value of the derivative liability on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016 as a gain of $21.

The fair value of the warrant derivative liability as of September 30, 2017 and December 31, 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	September 30,	December 31,
	2017	2016

Fair value of Company’s common stock	$0.01	$0.12
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	184%	120%
Exercise price per share	$4.00 - $5.00	$4.00 - $5.00
Estimated life	.96 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	1.31%	0.12%

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

On September 30, 2017 and December 31, 2016, the fair value of the conversion feature of the Forward Investments, LLC loans was $385 and $791, respectively, which was included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets. The change in fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain the unaudited condensed consolidated statement of operations of $125 and $406 for the three and nine months ended September 30, 2017, respectively. The change in the fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain in the unaudited condensed consolidated statements of operations of $6,909 and $13,057 for the three and nine months ended September 30, 2016, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2017				December 31, 2016
Principal amount and accrued interest	$1,777	$562	$1,231	$3,081	$3,210	$390	$1,025	$4,373

Conversion price per share	*	*	*	*	$3.12	$3.12	$3.12	$3.12
Risk free rate	1.92%	1.92%	1.06%	1.06%	1.93%	1.93%	0.51%	0.85%
Life of conversion feature (in years)	4.25	4.25	0.25	0.25	5.0	5.0	0.3	1.0
Volatility	160%	160%	200%	200%	100%	100%	135%	120%

* The conversion price per share is equal to the lesser of $0.78 or 95% of VWAP on the conversion date.

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $176. As a result of the conversion of the outstanding principal balance (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of September 30, 2017. The Company recorded a gain on fair value of derivative instruments of $176 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017. The Company recorded a loss of $89 on the unaudited condensed consolidated statement of operations for the three ended September 30, 2016, and a gain of $250 for the nine months ended September 30, 2016.

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

On September 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $79 and $78, respectively. The Company recorded a gain of $473 on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2017, and a loss of $1 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2017	December 31, 2016
Principal amount and guaranteed interest	$154	$605

Conversion price per share	*	$0.40
Conversion trigger price per share	None	None
Risk free rate	0.96%	0.76%
Life of conversion feature (in years)	0.10	0.80
Volatility	82%	120%

* The conversion price per share is equal to the lesser of $0.10 or 75% of average daily VWAP for the fifteen trading days prior to the conversion date.

Dominion Capital LLC January 31, 2017 – Senior Convertible Debt Features

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $0.40 or (ii) 75% of the lowest VWAP in the 15 trading days prior to the conversion date (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On January 31, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $38 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

On September 30, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $64. The Company recorded a gain of $3 on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2017, and a loss of $26 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2017
Principal amount and guaranteed interest	$80

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.06%
Life of conversion feature (in years)	0.34
Volatility	201%

* The conversion price per share is equal to 75% of average daily VWAP for the fifteen trading days prior to the conversion date.

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

On September 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible noted and determined the fair value to be $7 and $0, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2017 and 2016 as a gain of $43 and $0, respectively. The Company recorded the change in fair value of the derivative liability for the nine months ended September 30, 2017 and 2016 as a loss and gain of $7 and $85, respectively.

The fair value of the Smithline derivative at September 30, 2017 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2017
Principal amount and accrued interest	$19

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.06%
Life of conversion feature (in years)	0.25
Volatility	200%

* The conversion price per share is equal to the lesser of $1.25 or 75% of average daily VWAP for the five trading days prior to the conversion date.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,752 to its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

On March 9, 2017, JGB (Cayman) Waltham entered into an Assignment and Assumption agreement with MEF I, LP (refer to Note 8, Term Loans, for further detail). The Company accounted for the assumption agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $349 to its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

On September 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and determined the fair value to be $2,467 and $533, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2017 and 2016 as a gain of $474 and $2,281, respectively. The Company recorded the change in fair value of the derivative liability for the nine months ended September 30, 2017 and 2016 as a loss and gain of $1,934 and $2,428, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statements of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2017	December 31, 2016
Principal amount	$3,591	$5,034

Conversion price per share	*	$0.80
Conversion trigger price per share	None	$8.00
Risk free rate	1.47%	1.31%
Life of conversion feature (in years)	1.67	2.41
Volatility	179%	100%

* The conversion price per share is equal to the lesser of $0.04 or 80% of VWAP on the conversion date.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $141 to its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

On September 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $201 and $119, respectively. The Company recorded a gain on fair value of derivative instruments of $42 and $500 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded a loss and a gain on fair value of derivative instruments of $82 and $500 for the nine months ended September 30, 2017 and 2016, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2017	December 31, 2016
Principal amount	$414	$593

Conversion price per share	*	$0.80
Conversion trigger price per share	None	$8.00
Risk free rate	1.06%	0.62%
Life of conversion feature (in years)	0.25	0.58
Volatility	200%	130%

* The conversion price per share is equal to the lesser of $0.04 or 80% of VWAP on the conversion date.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Concord Debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $2 to its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

On September 30, 2017 and December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $7 and $397, respectively. The Company recorded the change in fair value of derivative instruments for the three months ended September 30, 2017 and 2016 as a gain of $152 and 1,919, respectively. The Company recorded the change in fair value of derivative instruments for the nine months ended September 30, 2017 and 2016 as a gain and loss of $390 and $288, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statement of operations.

The fair value of the JGB (Cayman) Concord Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2017	December 31, 2016
Principal amount	$11	$3,749

Conversion price per share	*	$0.80
Conversion trigger price per share	None	$8.00
Risk free rate	1.47%	1.31%
Life of conversion feature (in years)	1.67	2.41
Volatility	179%	100%

* The conversion price per share is equal to the lesser of $0.04 or 80% of VWAP on the conversion date.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

JGB Concord Make-Whole Provision

On December 31, 2016, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $819. Proceeds from the January 31, 2017 sale of the Company’s Highwire subsidiary were used to pay the remaining balance of the make-whole provision. On February 28, 2017, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $814. The Company recorded a gain on fair value of derivative instruments of $5 for the nine months ended September 30, 2017 on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Concord make-whole provision at the measurement date was calculated using a binomial lattice model with the following factors, assumptions and methodologies:

December 31, 2016
Fair value of Company’s common stock	$0.12
Volatility	120%
Exercise price	3.76
Estimated life	0.15
Risk free interest rate (based on 1-year treasury rate)	0.48%

February 28, 2017 JGB Waltham Warrant

On February 28, 2017, the Company entered into a securities exchange agreement with JGB Waltham whereby the Company issued a warrant giving JGB Waltham the right to purchase from the Company shares of common stock for an aggregate purchase price of up to $1,000. The warrant expires on November 28, 2018 and contains a cashless exercise feature. The warrants have an exercise price of $0.16 until May 29, 2017 and the lower of (a) $0.16 and (b) 80% of the lowest VWAP of our common stock for the prior 30 days thereafter. On February 28, 2017, the Company used a binomial lattice calculation to value the warrants. The Company ascribed a value of $65 related to the warrants and recorded this item on the consolidated balance sheets as a derivative liability.

During the three months ended September 30, 2017, JGB Waltham exercised $500 of the available $1,000.

On September 30, 2017, the Company used a binomial lattice calculation to value the warrants and determined the fair value to be $498. The Company recorded a gain of $401 on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2017. The Company recorded a loss of $933 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

The fair value of the warrants at the measurement date was calculated using a binomial lattice calculation with the following factors, assumptions and methodologies:

September 30, 2017
Fair value of Company's common stock	$0.01
Volatility	215%
Exercise price	0.16
Estimated life	1.16
Risk free interest rate (based on 1-year treasury rate)	1.31%

* The conversion price per share is equal to the lesser of $0.16 or 80% of lowest VWAP 30 days prior to the conversion date.

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

As a result of the conversion of the outstanding principal balance during the three months ended September 30, 2017 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of September 30, 2017. The Company recorded a gain of $369 on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2017. The Company recorded a gain of $250 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

As of September 30, 2017, the Company did not have sufficient authorized shares for the remaining equity warrants to qualify as equity. Per ASC 815-40-35-9, the Company reclassified these warrants to a derivative liability at their fair value as of March 31, 2017. Based on a warrant to purchase up to a total of 625,000 shares of common stock and an underlying price of $0.12 per share, the Company recorded these warrants at fair value of $75 on the unaudited condensed consolidated balance sheet as of March 31, 2017.

On September 30, 2017 and December 31, 2016, the Company used a binomial lattice model to value the warrant derivative and determined the fair value to be $219 and $152, respectively. The Company recorded a loss on fair value of derivative instruments of $54 for the three months ended September 30, 2017 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $7 for the nine months ended September 30, 2017 on the unaudited condensed consolidated statement of operations.

On September 30, 2017, the expiration date was extended until December 31, 2017.

The fair value of the warrant derivative as of September 30, 2017 and December 31, 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	September 30, 2017	December 31, 2016
Fair value of Company’s common stock	$0.01	$0.12
Volatility	213%	120%
Exercise price	0.004	0.004
Estimated life	0.25	0.25
Risk free interest rate (based on 1-year treasury rate)	1.06%	0.57%

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

On July 12, 2017, as a result of the one-for-four reverse split of the Company’s common stock, the Company had sufficient authorized shares for the existing equity warrants to qualify as equity. The Company reclassified these warrants to equity at their fair value as of July 12, 2017.

The Company determined the fair value of these warrants as of July 12, 2017 to be as follows:

On June 30, 2017, the Company used a binomial lattice pricing model to value the settlement features of the remaining equity warrants and determined the fair value to be as follows:

●	De minimis for GPB Warrant-1, GPB Warrant-2, and GPB Warrant-3;

●	$7 for the JGB warrant.

The Company recorded the change in fair value of the JGB Warrant in the unaudited condensed consolidated statement of operations as a gain of $23 and $26 for the three and nine months ended September 30, 2017, respectively.

The fair value of these warrants as of July 12, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	GPB Warrant-1	GPB Warrant-2	GPB Warrant-3	JGB Exchange Warrants
	July 12, 2017	July 12, 2017	July 12, 2017	July 12, 2017	July 12, 2017
Fair value of Company's common stock	$0.04	$0.04	$0.04	$0.04	$0.04
Volatility	141%	141%	141%	210%	210%
Exercise price	7.00	7.00	7.00	0.04	0.40
Estimated life	1.39	1.45	1.84	0.47	0.47
Risk free interest rate (based on 1-year treasury rate)	1.28%	1.28%	1.28%	1.13%	1.13%

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

RDW April 3, 2017 2.5% Convertible Promissory Note

On April 3, 2017, Scott Davis assigned 100% of his promissory note in the original principal amount of $250, reduced to $225 based on a $25 conversion into common stock, to RDW. This note was convertible at a price of $8.88 and was due on demand. As consideration for the assignment RDW paid Scott Davis $40. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $100 due April 3, 2018. This conversion price of the new note is equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On April 25, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $39 related to the conversion feature and recorded this item on the unaudited condensed consolidated balance sheets as a derivative liability.

As a result of the conversion of the outstanding principal balance during the three months ended September 30, 2017 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of September 30, 2017. The Company recorded a gain of $39 on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

RDW July 14, 2017 9.9% Convertible Promissory Note

On July 14, 2017, the Company entered into a convertible promissory note with RDW in the principal amount of $155, that bears interest at the rate of 9.9% per annum, and matures on July 14, 2018. The note is convertible at the lower of (i) $0.04 or (ii) 75% of the average of the lowest five VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On July 14, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $126 related to the conversion feature and recorded this item on the unaudited condensed consolidated balance sheets as a derivative liability.

On September 30, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $73. The Company recorded a gain on fair value of derivative instruments of $53 for the three and nine months ended September 30, 2017 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2017
Principal amount and guaranteed interest	$156

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.31%
Life of conversion feature (in years)	0.79
Volatility	236%

* The conversion price per share is equal to the lesser of $0.04 or 75% of the average of the lowest 5 VWAPs during the 7 trading days preceding the conversion date.

Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note

On July 18, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW. This note was convertible into the Company’s common stock at a price of $25.48 per share. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $1,215 due July 18, 2018. The conversion price of the new note is equal to the lower of (i) $0.04 or (ii) 75% of the average of the lowest five VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On July 18, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $911 related to the conversion feature and recorded this item on the unaudited condensed consolidated balance sheets as a derivative liability.

On September 30, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $232. The Company recorded a gain on fair value of derivative instruments of $679 for the three and nine months ended September 30, 2017 on the unaudited condensed consolidated statement of operations.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2017
Principal amount and guaranteed interest		$508

Conversion price per share	*	0.12
Conversion trigger price per share		None
Risk free rate		1.31%
Life of conversion feature (in years)		0.80
Volatility		236%

* The conversion price per share is equal to the lesser of $0.04 or 75% of the average of the lowest 5 VWAPs during the 7 trading days preceding the conversion date.

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company entered into a convertible promissory note with RDW in the principal amount of $155, which bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $0.04 or (ii) 75% of the average of the lowest five VWAPS over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On September 27, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $122 related to the conversion feature and recorded this item on the unaudited condensed consolidated balance sheets as a derivative liability.

On September 30, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $122. The Company did not record a gain or loss on fair value of derivative instruments for the three months or nine months ended September 30, 2017 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2017
Principal amount and guaranteed interest		$155

Conversion price per share	*	0.12
Conversion trigger price per share		None
Risk free rate		1.31%
Life of conversion feature (in years)		0.99
Volatility		215%

* The conversion price per share is equal to the lesser of $0.04 or 75% of the average of the lowest 5 prices during the 20 trading days preceding the conversion date.

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

The Internal Revenue Service (IRS) has completed its examination of the Company’s 2013 Federal corporate income tax return. The Company has agreed to certain adjustments proposed by the IRS and is appealing others. Separately, the IRS has questioned the Company’s classification of certain individuals as independent contractors rather than employees. The Company estimates its potential liability to be $125 but the liability, if any, upon final disposition of these matters is uncertain.

11. STOCKHOLDERS’ DEFICIT

Series J Preferred Stock:

Designation of Series J preferred stock

On July 20, 2017, the Board of Directors designated 1,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series J preferred stock. The Series J preferred stock has a stated value of $4,916 per share, is not redeemable and, except as otherwise required by law, shall be voted together with the Company’s common stock and any other series of preferred stock then outstanding, and not as a separate class, at any meeting of the stockholders of the Company upon any matter upon which the holders of common stock have the right to vote, except that the aggregate voting power of the Series J preferred stock shall be equal to 51% of the total voting power of the Company. The holders of Series J preferred stock also have a liquidation preference in the amount of $4,916 per share that is senior to the distributions, if any, to be paid to the holders of common stock.

Exchange of related party debt for preferred stock

On July 25, 2017, Mark Munro, CEO, and Mark Durfee, Board Member, exchanged their outstanding related party debt for the Company’s Series J preferred stock with special voting rights. Mark Munro converted principal and interest of $1,709 and $195, respectively. Mark Durfee converted principal and interest of $2,550 and $464, respectively. As a result of the exchange, Mark Munro and Mark Durfee received 387 and 613 shares, respectively, of the Company’s Series J preferred stock (Refer to Note 13, Related Parties, for further detail). The fair value of the Series J Preferred Stock on date of issuance was $1,753. The difference between the fair value of the preferred stock and the debt converted was included in additional paid in capital.

Common Stock:

Purchase of treasury shares

During January 2017, the Company repurchased 81,668 shares of its common stock at par value of $0.0001 per share from employees who terminated employment.

During April 2017, the Company repurchased 10,384 shares of its common stock at par value of $0.0001 per share from employees who terminated employment.

Cancellation of shares

During March 2017, 1,694,373 shares of the Company’s common stock issued to Dominion Capital LLC during 2016 were cancelled.

During September 2017, 306,868 shares of the Company’s common stock issued to former employees were cancelled.

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

(UNAUDITED)

Issuance of shares pursuant to Dominion Capital LLC August 6, 2015 promissory note

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

Issuance of shares pursuant to Dominion Capital LLC November 4, 2016 promissory note

During July 2017, the Company issued an aggregate of 17,811,834 shares of common stock to Dominion Capital LLC upon the conversion of $509 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.03 per share, per the terms of the notes payable.

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

During March 2017, the Company issued 20,759,848 shares of its common stock to Forward Investments, LLC upon conversion of $1,365 principal amount of promissory notes outstanding. The shares were issued at $0.07 per share, per the terms of the notes payable.

During July 2017, the Company issued 44,641,199 shares of its common stock to Forward Investments, LLC upon conversion of $1,172 principal amount of promissory notes outstanding. The shares were issued at an average of $0.026 per share, per the terms of the notes payable.

During August 2017, the Company issued 60,135,366 shares of its common stock to Forward Investments, LLC upon conversion of $790 principal amount of promissory notes outstanding. The shares were issued at an average of $0.013 per share, per the terms of the notes payable.

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

During July 2017, the Company issued 10,655,548 shares of common stock to JGB Concord pursuant to conversion of $100 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.005 per share, per the terms of the note payable.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Issuance of shares pursuant to JGB Waltham senior secured convertible debenture

During July 2017, the Company issued 37,343,753 shares of common stock to JGB Waltham pursuant to conversion of $350 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.009 per share, per the terms of the note payable.

During August 2017, the Company issued 10,642,438 shares of common stock to JGB Waltham pursuant to conversion of $100 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.009 per share, per the terms of the note payable.

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

During August 2017, the Company issued 4,941,466 shares of its common stock to Smithline upon the conversion of $117 of principal amount and $18 of accrued interest of a note outstanding. The shares were issued at an average of $0.027 per share, per the terms of the note payable.

Issuance of shares pursuant to MEF I, L.P. convertible promissory note

During March 2017, the Company issued 500,000 shares of its common stock to MEF I, L.P. upon the conversion of $18 principal amount and $1 of accrued interest of a note outstanding. The shares were issued at $0.04 per share, per the terms of the note payable.

During July 2017, the Company issued 20,614,455 shares of its common stock to MEF I, L.P. upon the conversion of $441 principal amount and $20 of accrued interest of a note outstanding. The shares were issued at an average of $0.022 per share, per the terms of the note payable.

During August 2017, the Company issued 6,578,421 shares of its common stock to MEF I, L.P. upon the conversion of $91 principal amount and $4 of accrued interest of a note outstanding. The shares were issued at an average of $0.015 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW April 3, 2017 convertible promissory note

During July 2017, the Company issued 1,745,186 shares of its common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at an average of $0.057 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW July 18, 2017 convertible promissory note

During July 2017, the Company issued 12,547,039 shares of its common stock to RDW upon the conversion of $253 principal amount of a note outstanding. The shares were issued at an average of $0.02 per share, per the terms of the note payable.

During August 2017, the Company issued 29,793,261 shares of its common stock to RDW upon the conversion of $355 principal amount of a note outstanding. The shares were issued at an average of $0.012 per share, per the terms of the note payable.

During September 2017, the Company issued 12,345,679 shares of its common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at $0.008 per share, per the terms of the note payable.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Issuance of shares pursuant to JGB Waltham warrant exercises

During August 2017, the Company issued 6,226,054 shares of its common stock to JGB Waltham upon the cashless exercise of $250 of an outstanding warrant. The shares were issued at an exercise price of $0.009 per share.

During September 2017, the Company issued 7,616,488 shares of its common stock to JGB Waltham upon the cashless exercise of $250 of an outstanding warrant. The shares were issued at an exercise price of $0.009 per share.

Issuance of shares due to rounding differences resulting from reverse stock split

During July 2017, the Company issued 126 additional shares based on rounding differences resulting from the one-for-four reverse stock split which was effective as of the open of trading on July 12, 2017.

12. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2017	722,097	$6.56
Granted	1,300,000	0.07
Vested	(229,542)	2.37
Forfeited/Cancelled	(81,980)	3.70
Outstanding at March 31, 2017	1,710,575	$2.33

Vested	(371,928)	15.73
Forfeited/Cancelled	(10,384)	9.56
Outstanding at June 30, 2017	1,328,263	$1.13

Vested	(364,321)	1.50
Forfeited/Cancelled	(222,109)	7.11
Outstanding at September 31, 2017	741,833	$1.23

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

For the three months ended September 30, 2017 and 2016, the Company did not incur stock compensation expense from the issuance of common stock to employees and consultants. For the nine months ended September 30, 2017 and 2016, the Company incurred $13 and $71, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $104 and $1,051 in stock compensation expense on shares subject to vesting terms in previous periods during the three months ended September 30, 2017 and 2016, respectively. The Company recorded an additional $1,081 and 2,359 in stock compensation expense on shares subject to vesting terms in previous periods during the nine months ended September 30, 2017 and 2016, respectively.

Warrants

For the three and nine months ended September 30, 2017, the Company incurred stock compensation expense of $747 from the issuance of warrants to employees and consultants.

Options

There were no options granted during the nine months ended September 30, 2017 or 2016.

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2017:

		Weighted Average
	Shares		Remaining Contractual	Aggregate Intrinsic
	Underlying	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2017	43,750	$14.88	5.29	$646
Granted	-	-	-	-
Forfeited and expired	(2,083)	14.88	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2017	41,667	$14.88	4.54	$-
Exercisable at September 30, 2017	41,667	$14.88	4.54	$-

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2017 and December 31, 2016 of $0.01 and $0.12, respectively.

13. RELATED PARTIES

At September 30, 2017 and December 31, 2016, the Company had outstanding the following loans due to related parties:

	September 30,	December 31,
	2017	2016

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $38	$-	$658
Promissory note issued to 1112 Third Avenue Corp, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $36	-	339
Promissory note issued to Mark Munro, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $62	-	575
Promissory note issued to Pascack Road, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $152	-	2,398
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	-	4,235
Promissory notes issued to Forward Investments, LLC, 3% interest, maturing on January 1, 2018, unsecured, net of debt discount of $860	-	3,513
Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	-	390
Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016, due on demand	-	5,755
Former owner of IPC, unsecured, 15% interest, due on demand	-	75
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016	-	225
	-	18,163
Less: current portion of debt	-	(9,531)
Long-term portion of notes payable, related parties	$-	$8,632

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended September 30, 2017 and 2016 was $157 and $922, respectively. The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the nine months ended September 30, 2017 and 2016 was $369 and $2,770, respectively.

All notes payable to related parties were subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. term loan notes as of December 31, 2016.

Related Party Promissory Notes to Mark Munro, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp, and Pascack Road, LLC

On July 25, 2017, Mark Munro, CEO, and Mark Durfee, Board Member, exchanged their outstanding related party debt for the Company’s Series J preferred stock with special voting rights. Mark Munro converted principal and interest of $1,709 and $195, respectively. Mark Durfee converted principal and interest of $2,550 and $464, respectively. As a result of the exchange, Mark Munro and Mark Durfee received 387 and 613 shares, respectively, of the Company’s Series J preferred stock (Refer to Note 11, Stockholders’ Deficit, for further detail).

Convertible Promissory Note to Scott Davis, Former Owner of Nottingham

On July 1, 2014, the Company issued an unsecured $250 convertible promissory note to Scott Davis, who was a related party. The note bore interest at the rate of 8% per annum, originally matured on January 1, 2015 and was convertible into shares of the Company’s common stock at an initial conversion price of $26.36. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

On March 25, 2015, the Company and Mr. Davis agreed to a modification of the convertible promissory note. The term of the note was extended to May 30, 2016, the initial conversion price was amended to $8.88 per share of the Company’s common stock and, in consideration for this modification, the Company issued to Mr. Davis 5,556 shares of common stock with a fair value of $8.64 per share.

On May 31, 2015, Mr. Davis converted $25 of principal amount of the note into 2,816 shares of common stock, with a fair value of $14.12 per share and the Company recorded a loss on debt conversion of $13 on the consolidated statement of operations.

On May 30, 2016, the note matured and was due on demand.

On April 3, 2017, Scott Davis assigned the full outstanding principal amount of the note to a third party (refer to Note 8, Term Loans, for additional detail).

Loans to Employees

During the year ended December 31, 2016, the Company issued loans to four employees totaling $928. As of September 30, 2017 and December 31, 2016, the Company had outstanding loans to these employees with total principal of $928. These loans are collateralized by shares of the Company’s common stock held by the employees. As of September 30, 2017 and December 31, 2016, the value of the collateral was below the principal value. As a result, the Company recorded a reserve for the balance of $913 and $891 on the unaudited condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016, respectively (refer to Note 4, Loans Receivable, for further detail).

14. SEGMENTS

The Company operates in three reportable segments: applications and infrastructure, professional services, and managed services. The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities (sold by the Company in April 2017), Tropical, RM Leasing, and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDNE (sold by the Company in May 2017). The managed services operating segment is primarily comprised of the operations of IPC (the Company began the process of discontinuing the business in November 2017).

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

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Segment information relating to the Company’s results of continuing operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue by Segment
Applications and infrastructure	$3,169	$4,186	$9,250	$16,018
Professional services	4,851	10,064	15,996	28,409
Managed services	2,014	5,303	6,859	15,349
Total	$10,034	$19,553	$32,105	$59,776

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Gross Profit by Segment
Applications and infrastructure	$1,216	$930	$2,875	$2,783
Professional services	758	3,340	2,874	7,715
Managed services	782	1,343	2,002	4,748
Total	$2,756	$5,613	$7,751	$15,246

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Operating Income (Loss) by Segment
Applications and infrastructure	$697	$(435)	$(188)	$(1,086)
Professional services	(46)	809	(4,432)	1,666
Managed services	(31)	(572)	(1,073)	(1,616)
Corporate	(1,815)	(3,599)	(6,671)	(10,620)
Total	$(1,195)	$(3,797)	$(12,364)	$(11,656)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Interest Expense by Segment
Applications and infrastructure	$4	$4	$15	$12
Professional services	-	-	-	-
Managed services	-	16	1	29
Corporate	1,791	2,813	7,337	10,925
Total	$1,795	$2,833	$7,353	$10,966

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Depreciation and Amortization Expense by Segment
Applications and infrastructure	$43	$308	$269	$642
Professional services	52	40	216	385
Managed services	153	212	460	633
Corporate	5	5	14	17
Total	$253	$565	$959	$1,677

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30, 2017	December 31, 2016
Total Assets by Segment
Applications and infrastructure	$5,690	$16,177
Professional services	10,079	21,334
Managed services	12,231	15,820
Corporate	6,520	1,238
Total	$34,520	$54,569

	September 30, 2017	December 31, 2016
Goodwill by Segment
Applications and infrastructure	$1,306	$6,906
Professional services	2,919	10,081
Managed services	5,960	6,381
Total	$10,185	$23,368

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$3,169	$-	$3,169	$8,819	$431	$9,250
Professional services	4,789	62	4,851	15,868	128	15,996
Managed services	2,014	-	2,014	6,859	-	6,859
Total	$9,972	$62	$10,034	$31,546	$559	$32,105

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$3,982	$204	$4,186	$15,452	$566	$16,018
Professional services	9,999	65	10,064	28,216	193	28,409
Managed services	5,303	-	5,303	15,349	-	15,349
Total	$19,284	$269	$19,553	$59,017	$759	$59,776

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$1,216	$-	$1,216	$2,683	$192	$2,875
Professional services	736	22	758	2,880	(6)	2,874
Managed services	782	-	782	2,002	-	2,002
Total	$2,734	$22	$2,756	$7,565	$186	$7,751

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$1,217	$(287)	$930	$2,708	$75	$2,783
Professional services	3,484	(144)	3,340	7,731	(16)	7,715
Managed services	1,343	-	1,343	4,748	-	4,748
Total	$6,044	$(431)	$5,613	$15,187	$59	$15,246

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$697	$-	$697	$(345)	$157	$(188)
Professional services	(66)	20	(46)	(4,429)	(3)	(4,432)
Managed services	(31)	-	(31)	(1,073)	-	(1,073)
Corporate	(1,815)	-	(1,815)	(6,671)	-	(6,671)
Total	$(1,215)	$20	$(1,195)	$(12,518)	$154	$(12,364)

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$(456)	$21	$(435)	$(1,084)	$(2)	$(1,086)
Professional services	846	(37)	809	1,691	(25)	1,666
Managed services	(572)	-	(572)	(1,616)	-	(1,616)
Corporate	(3,599)	-	(3,599)	(10,620)	-	(10,620)
Total	$(3,781)	$(16)	$(3,797)	$(11,629)	$(27)	$(11,656)

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

The results of operations of VaultLogix and its subsidiaries have been included within the line-item labelled gain on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016. The Company recorded a gain on the disposal of these assets of $2,637 for the nine months ended September 30, 2016.

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

The results of operations of Axim have been included within the line-item labelled net gain on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.

The following table shows the statement of operations of the Company’s discontinued operations for the nine months ended September 30, 2016.

For the nine months ended
September 30, 2016

Revenues	$1,377
Cost of revenue	274
Gross profit	1,103

Operating expenses:
Depreciation and amortization	439
Salaries and wages	844
Selling, general and administrative	528
Total operating expenses	1,811

Loss from operations	(708)

Other (income) expenses:
Interest expense	(243)
Other expense	(158)
Loss (gain) on disposal	1,574
Total other (income) expense	1,173

Net (loss) income on discontinued operations	$465

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

16. SUBSEQUENT EVENTS

Equity Line Financing Agreement

On October 4, 2017, the Company entered into an equity line financing agreement (the “Investment Agreement”) with an institutional investor (the “Investor”). Under the Investment Agreement, and subject to certain restrictions and conditions, the Company in its discretion may put to the Investor, and, assuming the satisfaction of certain conditions, the Investor is obligated to purchase from the Company, the lower of (i) up to 200,000,000 shares of duly authorized, validly issued, fully paid and nonassessable shares of common stock and (ii) up to $5,000 of duly authorized, validly issued, fully paid and nonassessable shares of common stock (the “Maximum Commitment Amount”) over a period of thirty (30) months from the effective date of the Investment Agreement (the “Commitment Period”).

During the Commitment Period, the Company shall issue and sell to the Investor, and the Investor shall purchase from the Company, the shares of common stock in respect of each put. The maximum number of shares of common stock that Company is entitled to put to the Investor in any one put notice is the lower of (i) up to $200 of shares of common stock and (ii) 200% multiplied by the average of the daily trading volume for ten (10) trading days immediately preceding the date of delivery of the applicable put notice. The purchase price with respect to any put shall be set at eighty seven and one half percent (87.5%) multiplied by the lowest daily volume weighted average price (VWAP) of the common stock during the five (5) trading days immediately preceding the date of delivery of the applicable put notice. The issuance and sale of shares of common stock to the Investor pursuant to any put shall occur on the applicable closing date provided that all of the conditions precedent set forth in the Investment Agreement shall have been fulfilled on or prior to such closing date. On each closing date, the Investor’s Maximum Commitment Amount automatically shall be reduced by the aggregate purchase price from the previous put on a dollar-for-dollar basis, by the total number of shares of common stock issued by the Company on such closing date or in connection therewith.

Pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”) dated October 4, 2017, the Company filed with the SEC a registration statement on Form S-1 (the “Registration Statement”) relating to the resale by the Investor of the shares of common stock underlying the Investment Agreement (the “Registrable Securities”).

White Winston Select Asset Funds, LLC Judgment

On October 11, 2017, the U.S. District Court for the District of New Jersey (the “District Court”) entered a judgment in favor of White Winston Select Asset Funds, LLC (“White Winston”) against the Company in the amount of $675. White Winston previously sought a break-up fee of $500 and attorney fees and costs allegedly due in connection with a contemplated but ultimately unsuccessful financing transaction. The Company filed a motion to dismiss, which was granted in its entirety by the District Court. White Winston subsequently appealed, and the United States Court of Appeals for the Third Circuit ultimately reversed. After considering the parties cross-motions for summary judgment, the District Court ruled in White Winston’s favor and rendered the judgment above. The Company is in settlement discussions with White Winston, while it also weighs exercising its rights to appeal.

Designation of Series L Preferred Stock

On October 12, 2017, the Board of Directors designated 1,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series L preferred stock. The Series L preferred stock shall have an original issue price of $10,000 per share, is not redeemable and shall have no voting rights. The holders of Series L preferred stock have a liquidation preference in the amount of $10,000 per share that is senior to the distributions, if any, to be paid to the holders of common stock. Holders of Series L preferred stock have the right to convert their shares, based on the original issue price of $10,000 per share, into shares of the Company’s common stock at 105% of the closing price of the Company’s common stock on the highest VWAP price for the five (5) days immediately preceding the conversion date,

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Assumption of Notes Payable

On October 12, 2017, Frank Jadevaia, the Company’s former President, assigned $400 principal amount of outstanding promissory notes to RDW. RDW then exchanged this tranche for a new 9.9% convertible promissory note in the principal amount of $400, due on October 12, 2018. The conversion price per share in effect on any conversion date shall be equal to the lesser of i) $0.04 and ii) 75% of the lowest VWAP over the twenty (20) trading days prior to the date of conversion.

Exchange of Term Loan Debt for Restricted Equity

On October 12, 2017, Frank Jadevaia, the Company’s former President, exchanged his remaining outstanding promissory notes for shares of the Company’s Series L preferred stock with special liquidation preferences and conversion rights, as discussed above. Mr. Jadevaia exchanged principal and accrued interest of $5,430 and $1,815, respectively. As a result of the exchange, Mr. Jadevaia received 227 of the Company’s Series L preferred stock, at an original issue price of $10,000 per share.

Purchase Agreement

In November 2017 the Company determined it was in its best interest to discontinue certain aspects of the IPC business. On November 6, 2017, the Company began that process to discontinue the business and entered into an agreement with Edge Communications Solutions LLC ( “Edge”) pursuant to which the Company assigned certain of the assets and liabilities related to its IPC subsidiary. Assets assigned to Edge consisted of certain accounts receivable totaling approximately $434, prepaid labor and prepaid expenses totaling approximately $53, and net fixed assets totaling approximately $66. Liabilities assigned to Edge consisted of progress billings and deferred revenue totaling approximately $236 and accounts payable totaling approximately $278. Edge also assumed certain open maintenance contracts. As consideration for the agreement, the Company received a working capital adjustment of $500 in cash on November 6, 2017. IPC has maintained all of its reseller agreements.

In connection with the agreement, on November 6, 2017, the Company signed a Transition Services Agreement with Edge, whereby the Company will provide transition services and continue to operate the IPC subsidiary with Edge until December 31, 2017, unless sooner terminated by mutual agreement of the parties or upon 30 days prior written notice.

Dominion November 4, 2017 Exchange Agreement Conversions

During October 2017, the Company issued an aggregate of 6,369,048 shares of its common stock to Dominion Capital LLC upon the conversion of $27 of principal and accrued interest of a note outstanding.

From November 1 through November 9, 2017, the Company issued an aggregate of 4,943,041 shares of its common stock to Dominion Capital LLC upon the conversion of $67 of principal and accrued interest of a note outstanding.

Forward Investments, LLC Promissory Note Conversions

During October 2017, the Company issued an aggregate of 47,495,801 shares of its common stock to Forward Investments, LLC upon the conversion of $300 of principal of a note outstanding.

From November 1 through November 9, 2017, the Company issued an aggregate of 29,247,349 shares of its common stock to Forward Investments, LLC upon the conversion of $136 of principal of a note outstanding.

RDW October 12, 2017 9.9% Convertible Promissory Note Conversions

During October 2017, the Company issued an aggregate of 28,932,178 shares of its common stock to RDW upon the conversion of $117 of principal of a note outstanding.

From November 1 through November 9, 2017, the Company issued an aggregate of 33,447,051 shares of its common stock to RDW upon the conversion of $133 of principal of a note outstanding.

RDW July 18, 2017 2.5% Convertible Promissory Note Conversions

During October 2017, the Company issued an aggregate of 12,983,903 shares of its common stock to RDW upon the conversion of $103 of principal of a note outstanding.

Smithline Senior Convertible Note Debt Conversions

During October 2017, the Company issued an aggregate of 2,579,105 shares of its common stock to Smithline upon the conversion of $22 of principal and accrued interest of a note outstanding.

JGB Waltham Warrant Exercises

During October 2017, the Company issued 17,255,194 shares of its common stock to JGB Waltham upon the cashless exercise of an aggregate of $500 of an outstanding warrant. The shares were issued at an average exercise price of $0.006 per share. These exercises represented the full outstanding amount of the warrant as of September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on March 13, 2017 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

We operate in three reportable segments: applications and infrastructure, professional services and managed services. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities (which we sold in April 2017), Tropical, RM Leasing and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities and SDNE (which we sold in May 2017). The managed services operating segment is comprised of the operations of IPC (which we began the process of discontinuing in November 2017).

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

Results of Continuing Operations – Three months ended September 30, 2017 and 2016

Revenues:

	Three months ended
	September 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$3,169	$4,186	$(1,017)	-24%
Professional services	4,851	10,064	(5,213)	-52%
Managed services	2,014	5,303	(3,289)	-62%
Total	$10,034	$19,553	$(9,519)	-49%

Revenues for the three-month period ended September 30, 2017 decreased approximately $9.6 million, or 49%, to $10.0 million, as compared to $19.6 million for the corresponding period in 2016. The decrease in revenues resulted primarily from a decrease in revenues from our managed services and professional services segments. Hardware sales in our managed services segment declined in the third quarter of 2017 compared to 2016. In addition, subsidiaries disposed of during the nine months ended September 30, 2017 did not account for revenues during the three months ended September 30, 2017. These subsidiaries accounted for $7.7 million of revenues during the three months ended September 30, 2016.

During the three-month period ended September 30, 2017, 48% of our revenue was derived from our professional services segment, 20% from our managed services segment and 32% from our applications and infrastructure segment. During the three-month period ended September 30, 2016, 52% of our revenue was derived from our professional services segment, 27% from our managed services segment and 21% from our applications and infrastructure segment. Revenues from our managed services segment tends to be recurring in nature.

Cost of revenue and gross margin:

	Three months ended September 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$1,953	$3,256	$(1,303)	-40%
Gross margin	$1,216	$930	$286	31%
Gross profit percentage	38%	22%

Professional services
Cost of revenue	$4,093	$6,724	$(2,631)	-39%
Gross margin	$758	$3,340	$(2,582)	-77%
Gross profit percentage	16%	33%

Managed services
Cost of revenue	$1,232	$3,960	$(2,728)	-69%
Gross margin	$782	$1,343	$(561)	-42%
Gross profit percentage	39%	25%

Total
Cost of revenue	$7,278	$13,940	$(6,662)	-48%
Gross margin	$2,756	$5,613	$(2,857)	-51%
Gross profit percentage	27%	29%

Cost of revenue for the three-month periods ended September 30, 2017 and 2016 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $6.7 million, or 48%, for the three-month period ended September 30, 2017 as compared to the 2016 period was primarily attributable to the decrease in cost of revenue in our managed services and professional services segments as described above. Costs of revenue as a percentage of revenues was 73% for the three-month period ended September 30, 2017, as compared to 71% for the same period in 2016.

Our gross profit percentage was 27% for the three-month period ended September 30, 2017, as compared to 29% for the comparable period in 2016. The overall decrease in gross profit percentage was primarily due to a higher percentage of revenue in this period coming from our professional services segment, due to utilizing more subcontractor labor which has historically lower margins.

Salaries and wages:

	Three months ended September 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$264	$597	$(333)	-56%
Percentage of total revenue	3%	3%

Professional services	$448	$1,669	$(1,221)	-73%
Percentage of total revenue	4%	9%

Managed services	$375	$1,142	$(767)	-67%
Percentage of total revenue	4%	6%

Corporate	$1,271	$1,680	$(409)	-24%
Percentage of total revenue	13%	9%

Total	$2,358	$5,088	$(2,730)	-54%
Percentage of total revenue	24%	26%

For the three-month period ended September 30, 2017, salaries and wages decreased $2.7 million to $2.4 million as compared to approximately $5.1 million for the same period in 2016. The decrease resulted primarily from a decrease in salaries and wages in our professional services and managed services segments as we focused on reducing salaries and wages and SG&A costs. Salaries and wages were 24% and 26% of revenue in the three-month period ended September 30, 2017 and 2016, respectively. Additionally, subsidiaries disposed of during the nine months ended September 30, 2017 did not account for salaries and wages during the three months ended September 30, 2017. These subsidiaries accounted for $1.4 million for the three months ended September 30, 2016.

Selling, General and Administrative:

	Three months ended September 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$210	$527	$(317)	-60%
Percentage of total revenue	2%	3%

Professional services	$305	$522	$(217)	-42%
Percentage of total revenue	3%	3%

Managed services	$286	$795	$(509)	-64%
Percentage of total revenue	3%	4%

Corporate	$539	$1,913	$(1,374)	-72%
Percentage of total revenue	5%	9%

Total	$1,340	$3,757	$(2,417)	-64%
Percentage of total revenue	13%	19%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $2.5 million, or 64%, to $1.3 million in the three-month period ended September 30, 2017, as compared to $3.8 million in the comparable period of 2016. The decrease was a result of decreases in all operating and corporate segments as we focused on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses decreased to 13% of revenues in the three-month period ended September 30, 2017, from 19% in the comparable period in 2016 as discussed above. Additionally, subsidiaries disposed of during the nine months ended September 30, 2017 did not account for selling, general and administrative expenses during the three months ended September 30, 2017. These subsidiaries accounted for $0.6 million for the three months ended September 30, 2016.

Interest Expense:

Interest expense for the three-month periods ended September 30, 2017 and 2016 was $1.8 million and $2.8 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the three months ended September 30, 2017 compared to the same period of 2016. This was primarily due to the significant amount of debt that has been converted into the shares of our common stock during the past twelve months. Additionally, we have sold certain subsidiaries during the nine months ended September 30, 2017 and have used that cash to reduce debt.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $5.5 million for three-month period ended September 30, 2017, as compared to net income attributable to common stockholders of $2.1 million for the three months ended September 30, 2016. The increase in net loss was primarily due to a decrease in the gain from the change in derivatives of $8.0 million, an increase in the loss on extinguishment of debt of $2.8 million, and a decrease in gross profit of $2.9 million due to the sale of certain operating subsidiaries during 2017. Additionally, offsetting these declines, there were decreases in salaries and wages and selling, general and administrative expenses of $5.1 million and a decrease in interest expense of $1.2 million.

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

During the three months ended September 30, 2017 and 2016, there were no indicators of goodwill and intangible asset impairment.

Results of Continuing Operations – Nine months ended September 30, 2017 and 2016

Revenues:

	Nine months ended
	September 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$9,250	$16,018	$(6,768)	-42%
Professional services	15,996	28,409	(12,413)	-44%
Managed services	6,859	15,349	(8,490)	-55%
Total	$32,105	$59,776	$(27,671)	-46%

Revenues for the nine-month period ended September 30, 2017 decreased $27.7 million, or 46%, to $32.1 million, as compared to $59.8 million for the corresponding period in 2016. The decrease in revenues resulted primarily from subsidiaries which were disposed of during the nine months ended September 30, 2017. These disposed of subsidiaries accounted for $4.8 million in revenues during the nine months ended September 30, 2017, compared to $19.7 million for the same period in 2016. Additionally, revenues declined from our managed services segment due to slower than forecasted results. Hardware sales in our managed services segment declined in the nine months ended September 30, 2017 compared to 2016. Lastly, the decrease in our applications and infrastructure segment was due to the timing of certain projects. TNS recognizes revenue under the completed contract method, and certain large projects were not yet complete as of September 30, 2017. As a result, no revenue was recognized on these projects during the nine months ended September 30, 2017.

During the nine-month period ended September 30, 2017, 50% of our revenue was derived from our professional services segment, 21% from our managed services segment and 29% from our applications and infrastructure segment. During the nine-month period ended September 30, 2016, 47% of our revenue was derived from our professional services segment, 26% from our managed services segment and 27% from our applications and infrastructure segment. Revenues from our managed services segment tends to be recurring in nature.

Cost of revenue and gross margin:

	Nine months ended September 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$6,375	$13,235	$(6,860)	-52%
Gross margin	$2,875	$2,783	$92	3%
Gross profit percentage	31%	17%

Professional services
Cost of revenue	$13,122	$20,694	$(7,572)	-37%
Gross margin	$2,874	$7,715	$(4,841)	-63%
Gross profit percentage	18%	27%

Managed services
Cost of revenue	$4,857	$10,601	$(5,744)	-54%
Gross margin	$2,002	$4,748	$(2,746)	-58%
Gross profit percentage	29%	31%

Total
Cost of revenue	$24,354	$44,530	$(20,176)	-45%
Gross margin	$7,751	$15,246	$(7,495)	-49%
Gross profit percentage	24%	26%

Cost of revenue for the nine-month periods ended September 30, 2017 and 2016 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $20.2 million, or 45%, for the nine-month period ended September 30, 2017 as compared to the 2016 period was primarily attributable to the decrease in revenue as described above. Costs of revenue as a percentage of revenues was 76% for the nine-month period ended September 30, 2017, as compared to 74% for the same period in 2016.

Our gross profit percentage was 24% for the nine-month period ended September 30, 2017, as compared to 26% for the comparable period in 2016. The overall decrease in gross profit percentage was primarily due a higher percentage of revenue in this period coming from our professional services segment, which has historically lower margins than our other two segments.

Salaries and wages:

	Nine months ended September 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$1,167	$1,523	$(356)	-23%
Percentage of total revenue	4%	3%

Professional services	$2,090	$4,103	$(2,013)	-49%
Percentage of total revenue	7%	7%

Managed services	$1,416	$3,414	$(1,998)	-59%
Percentage of total revenue	4%	6%

Corporate	$3,289	$4,359	$(1,070)	-25%
Percentage of total revenue	10%	7%

Total	$7,962	$13,399	$(5,437)	-41%
Percentage of total revenue	25%	22%

For the nine-month period ended September 30, 2017, salaries and wages decreased $5.4 million to $8.0 million as compared to approximately $13.4 million for the same period in 2016. The decrease resulted primarily from a decrease in salaries and wages in our professional services, managed services and corporate segments as we focused on reducing salaries and wages and SG&A costs. Salaries and wages were 25% and 22% of revenue in the nine-month period ended September 30, 2017 and 2016, respectively. Additionally, subsidiaries disposed during the nine months ended September 30, 2017 accounted for $0.9 million in salaries and wages during the nine months ended September 30, 2017, compared to $1.8 million for the same period in 2016.

Selling, General and Administrative:

	Nine months ended September 30,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$845	$1,703	$(858)	-50%
Percentage of total revenue	3%	3%

Professional services	$1,055	$1,561	$(506)	-32%
Percentage of total revenue	3%	3%

Managed services	$1,200	$2,319	$(1,119)	-48%
Percentage of total revenue	4%	4%

Corporate	$3,368	$6,243	$(2,875)	-46%
Percentage of total revenue	10%	10%

Total	$6,468	$11,826	$(5,358)	-45%
Percentage of total revenue	20%	20%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $5.3 million, or 45%, to $6.5 million in the nine-month period ended September 30, 2017, as compared to $11.8 million in the comparable period of 2016. The decrease was a result of decreases in the applications and infrastructure, managed services and corporate segments as we focused on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses as a percentage of revenues was 20% for nine months ended September 30, 2017 and 2016. Additionally, subsidiaries disposed of during the nine months ended September 30, 2017 accounted for $0.5 million in SG&A expense during the nine months ended September 30, 2017, compared to $1.0 million for the same period in 2016.

Interest Expense:

Interest expense for the nine-month periods ended September 30, 2017 and 2016 was $7.4 million and $11.0 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the nine months ended September 30, 2017 compared to the same period of 2016. This was primarily due to the significant amount of debt that has been converted into the shares of our common stock during the past twelve months. Additionally, we have sold certain subsidiaries during the nine months ended September 30, 2017 and have used that cash to reduce debt.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $31.7 million for nine-month period ended September 30, 2017, as compared to net loss attributable to common stockholders of $15.7 million for the nine months ended September 30, 2016. The increase in net loss was primarily due to a decrease in the gain from the change in derivatives of $16.3 million, a decrease in gross profit of $7.5 million primarily due to the sale of certain operating subsidiaries during 2017 and an increase in the loss on disposal of subsidiary of $5.2 million. Additionally, offsetting these declines, there were decreases in salaries and wages and selling, general and administrative expenses of $10.8 million, a decrease in interest expense of $3.6 million and a decrease in the loss on extinguishment of debt of $4.0 million.

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

During the first nine months of 2016, we evaluated the results of the reporting units included in our professional services segments and determined that these reporting units were not impaired.

During the nine months ended September 30, 2017, we sold our Highwire division. Management analyzed the reporting unit which included Highwire for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, we recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, we sold our SDNE division. Management analyzed the reporting unit which included SDNE for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, the reporting units in our professional services segment were not impaired.

During the nine months ended September 30, 2017, we sold our AWS Entities. Management analyzed the reporting unit which included the AWS Entities for impairment in accordance with ASC 350 Topic 350, Intangibles – Goodwill and Other, which requires that the goodwill remaining in the portion of the reporting unit to be retained shall be tested for impairment in accordance with paragraphs 350-20-35-3A through 35-19 using its adjusted carrying amount. In conjunction with testing for goodwill impairment, we also tested for intangible asset impairment. Based on our analysis, we recorded goodwill impairment for TNS and RME of $596 and $25, respectively, and intangible asset impairment for TNS and RME of $123 and $39, respectively, in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months, and as a result there is substantial doubt about our ability to continue as a going concern. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the three and nine months ended September 30, 2017, we generated gross profits from operations, but we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At September 30, 2017, we had a working capital deficit of $41.1 million, as compared to a working capital deficit of $39.4 million at December 31, 2016.

Within the next 12 months, we have obligations relating to the payment of indebtedness on term loans of $28.9 million.

We anticipate meeting our cash obligations on our indebtedness that is payable within the next 12 months from the results of operations and, depending on results of operations, we may need additional equity or debt financing. Additionally, during January 2017, we sold the Highwire division of our ADEX subsidiary for a $4 million cash payment plus a working capital adjustment, which was paid to us in October 2017, of approximately $0.4 million. $2.5 million of the net proceeds from the sale of our Highwire division was applied to the repayment of our indebtedness to JGB (Cayman) Concord Ltd. Additionally, on April 25, 2017, we sold 80.1% of certain assets in the AWS Entities for a $2.0 million convertible note, a potential earn out of 3X EBITDA for the first six months after closing, cash of $0.1 million and a working capital adjustment of $1.2 million payable 60 days after the closing. We expect to convert the note into freely tradable common shares of the purchaser six months after the closing. We have not yet finalized the numbers for the potential earn-out or the working capital adjustment. On May 17, 2017, we sold SDNE for $1.4 million in cash. Most of that cash was subsequently used to pay down debt. On October 11, 2017, a judgement was entered against us in the amount of $0.7 million. We are currently in settlement discussions, while we also weigh exercising our rights to appeal. Lastly, On November 6, 2017, we assigned certain assets and liabilities of IPC for a $0.5 million working capital adjustment, paid in cash on the date of the assignment.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through the next 12 months, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees, and the sale of certain of our operating subsidiaries. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including the sale of equity or debt securities and entering into joint ventures with third parties. In July 2017, we elected to reduce related-party debt by converting such debt into shares of our Series J preferred stock. In October 2017, we elected to reduce certain third-party debt by converting such debt into shares of our preferred stock. We may elect to reduce additional third-party debt in the future by converting such debt into shares of our common stock or preferred stock. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through the next 12 months. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during the next twelve months.

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

We had capital expenditures of $0 and $0.02 million for the three-month periods ended September 30, 2017 and 2016, respectively. We had capital expenditures of $0.03 million and $0.1 million for the nine-month periods ended September 30, 2017 and 2016, respectively. We expect our capital expenditures for the next 12 months to be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

As of September 30, 2017, we had cash of $0.8 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Nine months ended
	September 30,
(dollars amounts in thousands)	2017	2016

Net cash provided by (used in) operating activities	(1,072)	$(12,495)
Net cash provided by investing activities	4,791	20,840
Net cash provided by (used in) financing activities	(4,682)	(13,667)

Net cash used in operating activities for the nine months ended September 30, 2017 was $1.1 million, which included the net loss for the period of $31.8 million. The net loss was partially offset by $4.6 million of amortization of debt discount and deferred debt issuance costs, goodwill and intangible asset impairment charges totaling $4.7 million, loss on extinguishment of debt of $5.5 million, and changes in operating assets and liabilities of $7.6 million.

Net cash provided by investing activities for the nine months ended September 30, 2017 was $489 million. This consisted primarily of $4.0 million of proceeds received from the sale of our Highwire subsidiary, along with $1.1 million of cash proceeds received in connection with the sale of SDNE.

Net cash used in financing activities for the nine months ended September 30, 2017 was $4.7 million. This consisted primarily of utilizing $3.6 million of cash from the proceeds of the sale of our Highwire subsidiary to make term loan-related repayments, along with other repayments of receivables purchase agreements and term loans totaling approximately $1.4 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is not recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is not accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. When our cash flow from operations improves, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

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

In April 2017, the parties in all of the foregoing proceedings reached a global settlement in principle for an aggregate of $3.0 million, which amount will be paid by our insurers. We and the other parties in such proceedings obtained preliminary court approval of the settlement on August 25, 2017, and the courts have set the final approval hearing for December 4, 2017. After preliminary approval of the settlement by the New Jersey courts, the plaintiff in the Delaware action voluntarily dismissed that action. While we believe the global settlement will be approved by the applicable courts, there can be no assurance that such settlement will be approved.

White Winston Select Asset Funds, LLC Judgment

On October 11, 2017, the U.S. District Court for the District of New Jersey (the “District Court”) entered a judgment in favor of White Winston Select Asset Funds, LLC (“White Winston”) against us in the amount of $0.7 million. White Winston previously sought a break-up fee of $0.5 million and attorney fees and costs allegedly due in connection with a contemplated but ultimately unsuccessful financing transaction. We filed a motion to dismiss, which was granted in its entirety by the District Court. White Winston subsequently appealed, and the United States Court of Appeals for the Third Circuit ultimately reversed. After considering the parties cross-motions for summary judgment, the District Court ruled in White Winston’s favor and rendered the judgment above. We are in settlement discussions with White Winston, while we also weigh exercising our rights to appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2017, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

The shares of our common stock that were issued upon the conversion of our convertible debt securities and warrants were issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act.

All dollar amounts presented below are in thousands, except share and per share data.

In July 2017, we issued an aggregate of 17,811,834 shares of common stock to Dominion Capital LLC in satisfaction of notes payable and accrued interest aggregating $509. The shares were issued at an average fair value of $0.03 per share, per the terms of the agreement.

In July 2017, we issued 44,641,199 shares of common stock to Forward Investments, LLC in satisfaction of notes payable aggregating $1,172. The shares were issued at an average fair value of $0.026 per share, per the terms of the agreement.

In July 2017, we issued 10,655,548 shares of common stock to JGB Concord in satisfaction of notes payable aggregating $100. The shares were issued at an average fair value of $0.005 per share, per the terms of the agreement.

In July 2017, we issued 37,343,753 shares of common stock to JGB Waltham in satisfaction of notes payable and accrued interest aggregating $351. The shares were issued at an average fair value of $0.009 per share, per the terms of the agreement.

In July 2017, we issued 20,614,455 shares of common stock to MEF I, L.P. in satisfaction of notes payable and accrued interest aggregating $461. The shares were issued at an average fair value of $0.022 per share, per the terms of the agreement.

In July 2017, we issued 1,745,186 shares of common stock to RDW in satisfaction of the April 3, 2017 note payable aggregating $100. The shares were issued at an average fair value of $0.057 per share, per the terms of the agreement.

In July 2017, we issued 12,547,039 shares of common stock to RDW in satisfaction of the July 18, 2017 note payable aggregating $253. The shares were issued at an average fair value of $0.02 per share, per the terms of the agreement.

In August 2017, we issued 60,135,366 shares of common stock to Forward Investments, LLC in satisfaction of notes payable aggregating $790. The shares were issued at an average fair value of $0.013 per share, per the terms of the agreement.

In August 2017, we issued 10.642,438 shares of common stock to JGB Waltham in satisfaction of notes payable and accrued interest aggregating $100. The shares were issued at an average fair value of $0.009 per share, per the terms of the agreement.

In August 2017, we issued 4,941,466 shares of common stock to Smithline in satisfaction of notes payable and accrued interest aggregating $135. The shares were issued at an average fair value of $0.027 per share, per the terms of the agreement.

In August 2017, we issued 6,578,421 shares of common stock to MEF I, L.P. in satisfaction of notes payable and accrued interest aggregating $96. The shares were issued at an average fair value of $0.015 per share, per the terms of the agreement.

In August 2017, we issued 29,793,261 shares of common stock to RDW in satisfaction of the July 18, 2017 note payable aggregating $355. The shares were issued at an average fair value of $0.012 per share, per the terms of the agreement.

In August 2017, we issued 6,226,054 shares of common stock to JGB Waltham upon the cashless exercise of $250 of an outstanding warrant. The shares were issued at an exercise price of $0.009 per share, per the terms of the agreement.

In September 2017, we issued 12,345,679 shares of common stock to RDW in satisfaction of notes payable aggregating $100. The shares were issued at an average fair value of $0.008 per share, per the terms of the agreement.

In September 2017, we issued 7,616,488 shares of common stock to JGB Waltham upon the cashless exercise of $250 of an outstanding warrant. The shares were issued at an exercise price of $0.009 per share, per the terms of the agreement.

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

INTERCLOUD SYSTEMS, INC.

November 14, 2017	By:	/s/ Timothy A. Larkin
Timothy A. Larkin, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

