Form 10-K
period 2017-12-31
INTERCLOUD SYSTEMS, INC.
filed 2018-04-17
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 151(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-32037

InterCloud Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0963722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1030 Broad Street

Suite 102

Shrewsbury, NJ 07702

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (561) 988-1988

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	None
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,229,585 as of June 30, 2017, based on the $11.76 closing price per share of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 31, 2018 was 16,211,816.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2017

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our competitors developing the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters;

●	we may incur goodwill and intangible asset impairment charges, which could harm our profitability; and

●	we have substantial doubt about our ability to continue as a going concern.

ii

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

Overview

InterCloud Systems, Inc. is a provider of networking orchestration and automation for the Internet of things (IOT), software-defined networking (SDN) and network function virtualization (NFV) environments to the telecommunications service provider (carrier) and corporate enterprise markets. Our managed services solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing cloud deployment and management to our company rather than the capital expense model that has dominated in recent decades in IT infrastructure management. Our professional services group offers SDN solutions to enterprise and service provider customers, including application development teams, analytics and project management. Our applications and infrastructure division offers enterprise and service provider customers specialty contracting services, including engineering, design, installation and maintenance services of some of the most advanced small cell, Wi-Fi and distributed antenna system (DAS) networks.

We provide the following categories of offerings to our customers:

●	Applications and Infrastructure. We provide an array of applications and services throughout North America and internationally. We also offer structured cabling and other field installations. In addition, we design, engineer, install and maintain various types of Wi-Fi and DAS networks for Enterprise and Government accounts primarily. Our services and applications teams support the deployment of new networks and technologies.

●	Professional Services. Our professional services is now focused on the design and deployment of SDN and software-defined wide area networking (SD-WAN) solutions for enterprise and carrier accounts. Our software development teams customize SDN solutions from our Netlayer.io platform. These teams can be deployed remotely or on site at the customer’s request.

Our Operating Units

Through a series of asset sales, we have narrowed our service offerings and geographic reach over the past two years. Our company is comprised of the following operating units:

●	T N S, Inc. T N S, Inc. (“T N S”) is a Chicago-based structured cabling and Next-Generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. T N S extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations that have significant ongoing next generation network needs.

●	Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC. Rives-Monteiro Engineering, LLC (“RM Engineering”) is a cable firm based in Tuscaloosa, Alabama that performs engineering services in the Southeastern United States and internationally, and Rives-Monteiro Leasing, LLC (“RM Leasing”, and together with RM Engineering, “Rives-Monteiro”), is an equipment provider for cable-engineering services firms. RM Engineering provides services to customers located in the United States and Latin America.

●	SDN Systems, LLC. SDN Systems, LLC (“SDNS”) sells its software solutions under the brand of Netlayer.io. This is an SDN Orchestration platform with various other network capabilities such as analytics, machine learning functions and SD-WAN.

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

Signals and Systems Telecom, a Dubai-based market intelligence and consulting firm for the worldwide telecommunications industry (“SNS Telecom”), projects exponential growth in service provider SDN and NFV investments. In its report titled ‘The SDN, NFV & Network Virtualization Ecosystem: 2015 – 2030 – Opportunities, Challenges, Strategies & Forecasts,’ SNS Telecom projects that this industry will log a 54% CAGR from 2015 to 2020, and will account for US$20 billion in revenue by 2020.

The SNS Telecom report states that enterprises are already aware of the several advantages offered by SDN and NFV. The deployment of these technologies is seen to be the highest in datacenter operations, telecommunications services, and enterprise IT. One aspect that makes SDN, NFV, and network virtualization much sought after is the ability of these technologies to help enterprises cope with the mounting demand for higher mobile traffic capacity. While doing so, these technologies bring down capital expenses and operating expenses, which can otherwise burden service providers. Most importantly, virtualization enables service providers to reduce their dependence on expensive and high-maintenance hardware platforms.

Our Competitive Strengths

We believe our market advantages center around our IOT platform NFVGrid and services portfolio such as SD-WAN. Our software allows enterprise and carrier accounts to take advantage of deploying virtual network functions with service chaining for multi-vendor deployments, VNF monitoring, VNF and full network analytics, the ability to turn up a VNF or turn them off if necessary. SDN and NFV have just begun to be adopted in carrier and enterprise networks after years of planning and testing. InterCloud has a competitive advantage because our NFVGrid platform has the next-generation automation necessary to lead clients through this latest technology transformation.

●	Service Provider Relationships. We have established relationships with many leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others.

●	Software Platform OEM Licensing. We believe we have a distinct advantage in the marketplace with our SD-WAN OEM License Platform. Our offering allows Tier 2 and Tier 3 Unified Communications and VOIP customers to white label and customize a integrated SD-WAN solution into their existing software platforms. Our software development teams can customize unique functionality for carriers.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry in which a shortage of skilled labor is often a key limitation for our customers and competitors alike.

●	Strong Senior Management Team with Proven Ability to Execute. Our highly-experienced management team has deep industry knowledge and brings an average of over 25 years of individual experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

Our Growth Strategy

Our growth strategy has changed dramatically over the past two years. We have streamlined our management, sales, and marketing staff and sold off business units to become more singularly focused for the future. Our growth strategy is to drive a prepackaged SD-WAN solution for MSP’s and Tier 2 and Tier 3 carriers that do not have the capital to build their own. This will be done through direct sales with a small team focused on providing this market with the most cost effective solution with a robust feature set.

●	Expand Our Cloud-Based Service Offerings. Our Software Development team has continued to expand our SDN solution set over the past several years. Recent developments include the roll out of an SD-WAN offering for MSP’s and Tier 2 and Tier 3 carriers.

●	Selectively Expand Our Organic Growth Initiatives. Our customers include enterprise, government accounts with a focus on expanding our Tier 2 and Tier 3 carrier client base. We are actively recruiting a small sales team for the target markets mentioned above. In addition we plan on continuing to sell to enterprise clients in need of next generation WiFi and DAS technology solutions. This has been a strong contributor to our annual cash flow and we will continue to focus on this growth market as well.

Our Services

We are a provider of networking orchestration and automation solutions for IOT, SDN and NFV and its corresponding professional services. In addition, we offer next-gen WiFi and DAS technology solutions. We provide cloud-based platforms, professional services, applications and infrastructure to both the telecommunications industry and corporate enterprises. We divide our service offerings into the following categories of services:

●	Applications and Infrastructure. We provide an array of applications and services throughout North America and internationally, including SDN training, SDN software development and integration, VNF validation in a multi-vendor environment. We also offer structured cabling and other field installations. In addition, we design, engineer, install and maintain various types of Wi-Fi and DAS networks to enterprise customers. Our services and applications teams support the deployment of new networks and technologies, as well as expand and maintain existing networks.

Network Function Virtualization. In order to enter the SDN and NFV market we developed and launched NFVGrid, an NFV orchestration platform, as part of our Network-as-a-Service (NaaS) offering. This software platform helps to manage VNFs, instantiating, monitoring, repairing them and handling billing for the services.

In addition, we also released our multi-vendor VNF validation services. Through third-party VNF validation, service providers know in advance that virtual network functions are working together in a specific, dynamic, environment. Since each VNF validation is as unique as the network itself, we have created three levels of validation services that are available through annual contracts. No matter how intricate a network is, we offer the level of service needed. We offer:

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

Most recently, we launched the first version of our SD-WAN (Software Defined Wide Area Networking) platform. This is a robust platform allowing enterprise and small business customers to build highly-secure multi-location private networks from the cloud and eliminate expensive private telecom circuits and eliminate services such as multiprotocol label switching (MPLS). The use case summary is below:

-	Fully automated management of remote locations with no IT personnel.

-	MPLS is not required. Encryption is provided by IP-Tunnels.

-	No special hardware is required.

-	All networking functions are run virtually.

-	No truck rolls are involved and services can be turned on and off automatically.

-	Customer premises equipment (CPE) functions have instant expansion with added security through deep packet analytics.

Customers

Our customers include many Fortune 1000 enterprises as well as local government accounts.

Our top four customers, Uline, Ericsson, Inc., AT&T Inc., and Frontier Communications, accounted for approximately 48% of our total revenues from continuing operations in the year ended December 31, 2017. Our top four customers, Crown Castle, Uline, Ericsson, Inc., and Verizon, accounted for approximately 35% of our total revenues from continuing operations in the year ended December 31, 2016. Uline, Ericsson, Inc., and AT&T Inc. were the only customers to account for 10% or more of our revenues for the year ended December 31, 2017, accounting for approximately 17%, 11%, and 11% of our total revenues, respectively. No customer accounted for 10% or more of our revenues for the year ended December 31, 2016.

As a result of the sale of ADEX, Ericsson, Inc., AT&T Inc., and Frontier Communications will not be customers of our company going forward.

Competition

We provide cloud services, professional services, and infrastructure and applications to the enterprise and service provider markets globally. Our markets are highly fragmented and the business is characterized by a large number of participants, including several large companies, as well as a significant number of small, privately-held, local competitors.

Our current and potential larger competitors include Amazon.com, Inc., CenturyLink Technology Solutions (formerly Savvis), Dimension Data, Dycom Industries, Inc., Hewlett Packard Company, Rackspace Hosting, Inc., SoftLayer Technologies, Inc., Tech Mahindra Limited, TeleTech Holdings, Inc. and Volt Information Sciences, Inc. A significant portion of our services revenue is currently derived from MSAs and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. The principal competitive factors for our professional services include geographic presence, breadth of service offerings, technical skills, licensing price, quality of service and industry reputation. We believe we compete favorably with our competitors on the basis of these factors.

Employees

As of December 31, 2017, we had 241 full-time employees, of whom 23 were in administration and corporate management, 5 were accounting personnel, 3 were sales personnel and 210 were technical and project managerial personnel.

ADEX, which we sold during February 2018, accounted for 228 full-time employees as of December 31, 2017.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $16.4 million and $12.5 million in the years ended December 31, 2017 and 2016, respectively. In addition, we incurred a net loss attributable to common stockholders of $44.3 million and $26.5 million in the years ended December 31, 2017 and 2016, respectively. We may continue to incur operating and net losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to sustain or increase our revenue levels, we may never achieve or sustain profitability.

Our total revenues from continuing operations decreased to $34.5 million in the year ended December 31, 2017 from $59.1 million in the year ended December 31, 2016, respectively. The ADEX Entities, which we sold during February 2018, accounted for $20.5 million and $21.5 million of revenue in the years ended December 31, 2017 and 2016, respectively. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues. We may be unable to sustain our revenue levels, particularly if we are unable to develop and market our applications and infrastructure, increase our sales to existing customers or develop new customers. However, even if our revenues grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

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

As of December 31, 2017, we had total indebtedness of approximately $12.4 million, consisting of $12.2 million of convertible debentures and notes payable, $0.1 million of related-party indebtedness, and $0.1 million of bank debt. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

Our limited operating history as an integrated company may make it difficult for investors to evaluate our business, financial condition, results of operations and divestitures, and prospects, and also impairs our ability to accurately forecast our future performance.

Our limited operating history as an integrated company, combined with our short history operating as providers of staffing and cloud-based services, may not provide an adequate basis for investors to evaluate our business, financial condition, results of operations and prospects, and makes accurate financial forecasting difficult for us. It may be difficult for us to evaluate trends that may affect our business and whether our expansion may be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Risks Related to Our Business

If we do not continue to innovate and provide services that are useful to our business customers, we may not remain competitive, and our revenues and operating results could suffer.

The market for our cloud services, professional consulting and staffing services is characterized by changing technology, changes in customer needs and frequent new service and product introductions, and we may be required to select one emerging technology over another. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. In addition, the development and offering of new services in response to new technologies or consumer demands may require us to increase our capital expenditures significantly. Moreover, new technologies may be protected by patents or other intellectual property laws and therefore may be available only to our competitors and not to us. Any of these factors could adversely affect our revenues and profitability. We cannot assure you that we will be able to successfully identify, develop, and market new products or product enhancements that meet or exceed evolving industry requirements or achieve market acceptance. If we do not successfully identify, develop, and market new products or product enhancements, it could have a material and adverse effect on our results of operations.

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Uline, Ericsson, Inc., and AT&T Inc. accounted for approximately 17%, 11%, and 11%, respectively, of our revenues from continuing operations in the year ended December 31, 2017. No customer accounted for 10% or more of our total revenues for the year ended December 31, 2016. Our top four customers, Uline, Ericsson, Inc., AT&T Inc., and Frontier Communications, accounted for approximately 48% of our total revenues from continuing operations in the year ended December 31, 2017. As a result of the sale of ADEX, Ericsson, Inc., AT&T Inc., and Frontier Communications will not be customers of our company going forward. Our top four customers, Crown Castle, Uline, Ericsson, Inc., and Verizon, accounted for approximately 35% of our total revenues from continuing operations in the year ended December 31, 2016. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

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

During the years ended December 31, 2017 and 2016, we derived approximately 35% and 30%, respectively, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

We use independent contractors in our operations for whom we do not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer taxes or pay backup withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

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

The contracts on which we bid are generally awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes based on other factors, such as shorter contract schedules or prior experience with the customer. Within our markets, we compete with many national, regional, local and international service providers, including Amazon.com, Inc., CenturyLink Technology Solutions (formerly Savvis), Dimension Data, Dycom Industries, Inc., Hewlett Packard Company, Rackspace Hosting, Inc., SoftLayer Technologies, Inc., Tech Mahindra Limited, TeleTech Holdings, Inc. and Volt Information Sciences, Inc. Price is often the principal factor in determining which service provider is selected by our customers, especially on smaller, less complex projects. As a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements. Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our customers whose personnel perform some of the services that we provide.

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

Other Risks Relating to Our Company and Results of Operations

We have doubt about our ability to continue as a going concern.

                We believe there is substantial doubt about our ability to continue as a going concern. As a result, it may be more difficult for us to attract investors. If we are not able to continue our business as a going concern, we have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	our sale or other disposition of certain subsidiaries over the past two years and the possibility that we may sell or acquire additional businesses in the future;

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

●	our ability to effectively manage our working capital;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	our inability to adjust certain fixed costs and expenses for changes in demand;

●	shifts in geographic concentration of customers, supplies and labor pools; and

●	seasonal fluctuations in demand and our revenue

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

The Internal Revenue Service has completed its examination of our 2013 U.S. corporation income tax return. We have agreed to certain adjustments proposed by the IRS and are appealing others. Separately, the IRS has questioned our classification of certain individuals as independent contractors rather than employees. We estimate our potential liability to be $165 but the liability, if any, upon final disposition of these matters is uncertain.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the year ended December 31, 2017, our management team identified material weaknesses relating to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions we enter into. During 2016, we took steps to help remediate these material weaknesses, including hiring additional accounting staff who have a background and knowledge in the application of U.S. GAAP and performing a comprehensive review of our internal control over financial reporting. During 2017, many of these new personnel departed our company, including our Chief Financial Officer, as we divested our company of many of our subsidiaries. As a result, we do not have an adequate accounting staff. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Lawsuits filed against us, if decided in the plaintiffs’ favor, may result in the payment of cash damages that could adversely affect our financial position and liquidity.

In July 2013, a complaint was filed against our company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment. In the complaint, the plaintiffs allege that we have breached contractual agreements between our company and plaintiffs pertaining to certain indebtedness amounting to approximately $116,000 allegedly owed by us to the plaintiffs and our agreement to convert such indebtedness into shares of our common stock. The plaintiff alleges that they are entitled to receive in the aggregate 5,426 shares of our company’s common stock or aggregate damages reflecting the trading value at the high price for the common stock. We have asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between our company and the plaintiffs. The Farkas Group was a control person of our company during the period that it was a public “shell” company and facilitated the transfer of control of our company to our former chief executive officer, Gideon Taylor. This matter is presently set on the court’s non-jury trial docket. We intend to continue to vigorously defend this lawsuit.

As disclosed below in Item 3, Litigation, on May 15, 2017, a complaint was filed against us in the Supreme Court of the State of New York, County of New York titled Grant Thornton LLP v. InterCloud Systems, Inc., Case No. 652619/2017, for breach of contract, quantum meruit and unjust enrichment. In the complaint, the plaintiff alleges that we breached an agreement with the plaintiff by failing to pay the fees of the plaintiff of approximately $769 and to reimburse the plaintiff for its related expenses for a proposed audit of our financial statements for the year ended December 31, 2015. We intend to vigorously defend this action, and have commenced a separate action against Grant Thornton LLP in the Supreme Court of the State of New York, County of New York titled InterCloud Systems, Inc. v. Grant Thornton LLP, Case No. 65424/2017 for breach of contract and fraudulent inducement relating to the engagement letter between us and Grant Thornton LLP and to recover the fees the Company paid to Grant Thornton LLP, as well as other damages.

We deny the allegations in each complaint and are proceeding to vigorously defend the suits. However, as the outcome of litigation is inherently uncertain, it is possible that the plaintiffs in one or more actions will prevail no matter how vigorously we defend ourselves, which could result in significant compensatory damages on the part of our company. Any such adverse decision in such actions could have a material adverse effect on our financial position and liquidity and on our business and results of operations. In addition, regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

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

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2017, we had 9,338,286 shares of common stock issued and 9,337,948 shares outstanding, of which 41,239 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2017, we also had outstanding $11.4 million aggregate principal amount of convertible notes that were convertible into 13,742,977 shares of common stock on that date. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. See Note 11, Term Loans, and Note 19, Related Parties, to the notes to our consolidated financial statements in this report. For conversions completed between January 1 and March 31, 2018, see Note 22, Subsequent Events, to the notes to our consolidated financial statements in this report. As of December 31, 2017, there were also outstanding warrants to purchase an aggregate of 33,339 shares of our common stock at a weighted-average exercise price of $61.34 per share, all of which warrants were exercisable as of such date, and outstanding options to purchase an aggregate of 417 shares of common stock at an exercise price of $1,488.00 per share, of which 417 options were exercisable as of such date. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

We are authorized to issue 1,000,000,000 shares of common stock, of which 9,337,948 shares were outstanding on December 31, 2017 and, primarily as a result of the conversion of convertible debt securities since December 31, 2017, 16,211,816 shares were issued and outstanding on March 31, 2018. At March 31, 2018, we had reserved 5,496,448 shares of common stock for issuance upon conversion of certain of our outstanding convertible debt securities and warrants. In addition, at such date, we had outstanding $10,146,840 aggregate principal amount of additional convertible debt securities for which we are not required to reserve a specific number of shares of common stock for conversions but that is convertible into an undeterminable number of shares of common stock based upon a discount to the then-current market price of our common stock. If all of these securities were converted or exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

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

Delaware law, as well as our certificate of incorporation and bylaws, contains anti-takeover provisions that could delay or prevent a change in control of our company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

●	provide that the aggregate voting power of our Series J preferred stock is equal to 51% of the total voting power of our company;

●	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	establish a three-tiered classified board of directors requiring that not all members of our board be elected at one time;

●	establish a supermajority requirement to amend our amended and restated bylaws and specified provisions of our amended and restated certificate of incorporation;

●	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

●	establish limitations on the removal of directors;

●	empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

●	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws;

●	provide that our directors will be elected by a plurality of the votes cast in the election of directors;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by our stockholders at stockholder meetings;

●	eliminated the ability of our stockholders to call special meetings of stockholders and to act by written consent; and

●	provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action, actions asserting a breach of fiduciary duty and certain other actions against us or any directors or executive officers.

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

Together, these charter, statutory and contractual provisions could make the removal of our management and directors more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock, Series J preferred stock, and Series M preferred stock beneficially owned by our executive officers, key non-executive officer employees, and members of our board of directors, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

Location	Owned or Leased	User	Size (Sq Ft)
Tuscaloosa, AL	Leased (1)	Rives-Monteiro Engineering, LLC	5,000
Des Plaines, IL	Leased (2)	T N S, Inc.	1,500

(1)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $1,500.

(2)	This facility is leased pursuant to a month-to-month lease that provides for aggregate monthly rental payments of $1,133.

ITEM 3.	LEGAL PROCEEDINGS.

Pending Litigation

Breach of Contract Action. In July 2013, a complaint was filed against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment. In the complaint, the plaintiffs allege that the Company has breached contractual agreements between the Company and plaintiffs pertaining to certain indebtedness amounting to approximately $116,000 allegedly owed by the Company to the plaintiffs and the Company’s agreement to convert such indebtedness into shares of the Company’s common stock. The plaintiff alleges that they are entitled to receive in the aggregate 5,426 shares of the Company’s common stock or aggregate damages reflecting the trading value at the high price for the common stock. The Company has asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between the Company and the plaintiffs. The Farkas Group was a control person of the Company during the period that it was a public “shell” company and facilitated the transfer of control of the Company to its former chief executive officer, Gideon Taylor. This matter is presently set on the court’s non-jury trial docket. The Company intends to continue to vigorously defend this lawsuit.

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

As of December 31, 2017, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable nor reasonably estimable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the symbol “ICLD”. Prior to October 6, 2016, our common stock traded on the Nasdaq Capital Market. From October 6, 2016 through February 12, 2018, our common stock traded on the OTCQB Venture Market. Effective February 13, 2018, our common stock began trading in the over-the-counter markets and was reported on the OTC Pink Current Information, The following table sets forth, for the periods indicated, the high and low sales price of our common stock as reported on the Nasdaq Capital Market prior to October 6, 2016, and the high and low bid price of our common stock thereafter through December 31, 2017. The quotations on the OTCQB Venture Market and in the over-the-counter markets reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. Prices below reflect all reverse stock splits made effective during the two year period.

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$468.00	$168.68
Second Quarter	$456.00	$260.00
Third Quarter	$300.00	$34.00
Fourth Quarter	$48.00	$10.80

Fiscal Year Ended December 31, 2017
First Quarter	$39.40	$4.00
Second Quarter	$19.56	$5.64
Third Quarter	$15.20	$0.90
Fourth Quarter	$1.17	$0.17

Holders

At February 28, 2018, we had approximately 389 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of shares of our common stock authorized for issuance under our 2012 Performance Incentive Plan and 2015 Performance Incentive Plan as of December 31, 2017, which were our only equity compensation plans at such date.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	418	$1,488.00	24,656

Unregistered Sales of Equity Securities

In the fourth quarter of 2017, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

In October 2017, we issued an aggregate of 63,691 shares of common stock to Dominion Capital LLC upon the conversion of $20 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.31 per share, per the terms of the notes payable.

In October 2017, we issued 25,792 shares of common stock to Smithline upon the conversion of $19 of principal amount and $1 of accrued interest of a note outstanding. The shares were issued at an average of $0.75 per share, per the terms of the note payable.

In October 2017, we issued 529,959 shares of common stock to Forward Investments, LLC upon conversion of $331 principal amount of promissory notes outstanding. The shares were issued at an average of $0.62 per share, per the terms of the notes payable.

In October 2017, we issued 129,840 shares of common stock to RDW upon the conversion of $103 principal amount of a note outstanding. The shares were issued at $0.79 per share, per the terms of the note payable.

In October 2017, we issued 289,322 shares of common stock to RDW upon the conversion of $133 principal amount of a note outstanding. The shares were issued at an average of $0.46 per share, per the terms of the note payable.

In October 2017, we issued 172,552 shares of common stock to JGB Waltham upon the cashless exercise of $500 of an outstanding warrant. The shares were issued at an exercise price of $0.66 per share.

In November 2017, we issued an aggregate of 212,718 shares of common stock to Dominion Capital LLC upon the conversion of $57 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.27 per share, per the terms of the notes payable.

In November 2017, we issued 63,282 shares of common stock to JGB Waltham pursuant to conversion of $20 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.32 per share, per the terms of the note payable.

In November 2017, we issued 917,475 shares of common stock to Forward Investments, LLC upon conversion of $327 principal amount of promissory notes outstanding. The shares were issued at an average of $0.36 per share, per the terms of the notes payable.

In November 2017, we issued 1,285,559 shares of common stock to RDW upon the conversion of $354 principal amount of a note outstanding. The shares were issued at $0.28 per share, per the terms of the note payable.

In November 2017, we issued 334,671 shares of common stock to RDW upon the conversion of $133 principal amount of a note outstanding. The shares were issued at an average of $0.40 per share, per the terms of the note payable.

In December 2017, we issued 224,747 shares of common stock to JGB Waltham pursuant to conversion of $40 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.18 per share, per the terms of the note payable.

In December 2017, we issued 255,141 shares of common stock to RDW upon the conversion of $51 principal amount of a note outstanding. The shares were issued at $0.20 per share, per the terms of the note payable.

In December 2017, we issued 781,513 shares of common stock to RDW upon the conversion of $120 principal amount of a note outstanding. The shares were issued at an average of $0.15 per share, per the terms of the note payable.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for our company for the years ended December 31, 2017 and 2016 that was derived from our audited consolidated financial statements included elsewhere in this report. The financial data set forth below should be read in conjunction with, and are qualified in their entirety by, reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and related notes included elsewhere in this report. All dollar amounts are presented in thousands with the exception of share and per share data.

	For the years ended
	December 31,
	2017	2016
Statement of Operations Data:

Revenues	$34,520	$59,110
Gross profit	7,028	14,108
Operating expenses	23,451	26,625
Loss from operations	(16,423)	(12,517)
Total other expense	(27,582)	(8,076)
Loss from continuing operations before benefit from income taxes	(44,005)	(20,593)
(Benefit from) provision for income taxes	(672)	207
Loss from discontinued operations, net of tax	(1,559)	(5,672)
Net loss attributable to common stockholders	(44,336)	(26,483)
Net loss per share, basic and diluted	$(14.55)	$(25.23)
Weighted average shares outstanding, basic and diluted	3,046,643	1,049,866

	As of December 31,
	2017	2016
Balance Sheet Data:

Cash	$681	$1,781
Accounts receivable, net	6,234	9,856
Total current assets	13,297	18,389
Goodwill and intangible assets, net	2,659	24,942
Total assets	16,456	54,569

Total current liabilities	33,803	57,802
Long-term liabilities	20,969	12,810
Temporary equity	887	-
Stockholders' (deficit) equity	(39,203)	(16,043)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our past and planned acquisitions have been and will be timed with additions to our management team of skilled professionals with deep industry knowledge and a strong track record of execution. Our senior management team brings an average of over 25 years of individual experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

We were incorporated in 1999, but functioned as a development stage company with limited activities through December 2009. Until September 2012, substantially all of our revenue came from our specialty contracting services. In September 2012, we acquired ADEX Corporation, ADEX Puerto Rico, LLC, and TNS, Inc., and in April 2013, we acquired AW Solutions.

In January 2014, we acquired the operations of Integration Partners – NY Corporation (“IPC”), thereby entering the telecommunications hardware and software resale sector as well as expanding our services by adding a hardware and software maintenance division. The assets of IPC were subsequently sold in November 2017. In February 2014, we acquired the operations of RentVM Inc., which allowed us entry into the cloud computing sector and expanded the range of products and services provided to our customers. In October 2014, we acquired the operations of VaultLogix, LLC (“VaultLogix”), a cloud-based data backup and storage company which we subsequently sold in February 2016. The sale of VaultLogix eliminated the cloud-based data backup revenue but it did not eliminate our other cloud managed services in the portfolio. Cloud computing is defined as “compute, network and storage” offered in a managed service environment. Cloud is a very broad industry term and can cause some confusion at times. We still offer cloud services, not cloud data back-up services, and we plan on continuing to develop special cloud based use cases around security applications with our orchestration and automation software platform.

During 2016, we experienced continued operating losses in our former managed services segment due to investments we made in our cloud-based products. As a result, during 2016, we recorded intangible asset impairment expense of $3.5 million and goodwill impairment expense of $1.1 million. As a result of the sale of the assets of IPC during 2017, these impairment charges are recorded in loss on discontinued operations in the consolidated statement of operations for the year ended December 31, 2016.

We finalized the sale of VaultLogix and its subsidiaries, Data Protection Services and US Date, to a third party in February 2016 and, as a result, we recorded intangible asset impairment expense of $0.4 million and goodwill impairment expense of $11.2 million. As a result of the sale, the intangible asset and goodwill impairment expenses related to these entities were recorded in loss on discontinued operations for the year ending December 31, 2015.

Our revenue decreased from $59.1 million for the year ended December 31, 2016 to $34.5 million for the year ended December 31, 2017. The ADEX Entities, which we sold during February 2018, accounted for $20.5 million and $21.5 million of revenue in the years ended December 31, 2017 and 2016, respectively. Our net loss attributable to common stockholders increased from $26.5 million for the year ended December 31, 2016 to $44.3 million for the year ended December 31, 2017. As of December 31, 2017, our stockholders’ deficit was $39.2 million.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to master service agreements, and typically have multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discreet pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Year Ended December 31,
	2017	2016
Multi-year master service agreements and long-term contracts	35%	30%

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

A significant portion of our revenue typically came from one large customer within our professional services segment. As a result of the sale of the ADEX Entities, we will not be operating within the professional services segment going forward. During 2017, a significant portion of our revenue also came from a large customer in our applications and infrastructure segment. The following table reflects the percentage of total revenue from our only customers that contributed at least 10% to our total revenue in either of the years ended December 31, 2017 or 2016:

	Year ended December 31,
	2017	2016
Uline	17%	*
Ericsson, Inc.	11%	*
AT&T Inc.	11%	*

*	Represented less than 10% of the total revenues during the period.

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

Our Ability to Expand and Diversify Our Customer Base.

Our customers for specialty contracting services consisted of leading telephone, wireless, cable television and data companies. With the sale of our ADEX subsidiary in February 2018, we will generate no revenue from our professional services segment going forward. Ericsson Inc. was our principal telecommunications staffing services customer. Historically, our revenue has been significantly concentrated in a small number of customers. Although we still operate at a net loss, our revenue in recent years has changed as we have diversified our customer base and revenue streams. The percentage of our revenue attributable to our top 10 customers, as well as our only customers that contributed at least 10% of our revenue in at least one of the years specified in the following table, were as follows:

	Year ended December 31,
	2017	2016
Top 10 customers, aggregate	74%	61%
Customer:
Uline	17%	*
Ericsson, Inc.	11%	*
AT&T Inc.	11%	*

*	Represented less than 10% of the total revenues during the period.

Business Unit Transitions.

Since January 1, 2012, we have acquired seven material companies and sold three material companies. We acquired these businesses to either enhance certain of our existing business units or allow us to gain market share in new lines of business. For example, our acquisition of TNS in September 2012 extended the geographic reach of our structured cabling and digital antenna system services. Our acquisition of AW Solutions in April 2013 broadened our suite of services and added new customers to which we were able to cross-sell our other services. AW Solutions was sold in April 2017 (refer to Note 5, Acquisitions and Disposals of Subsidiaries, of the notes to our audited consolidated financial statements enclosed elsewhere in this report for further detail).

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

The table below summarizes the revenues for each of our reportable segments in the years ended December 31, 2017 and 2016.

	Year ended December 31,
	2017	2016
Revenue from:
Applications and infrastructure	$12,009	$22,173
Professional services	$22,511	$36,937
As a percentage of total revenue:
Applications and infrastructure	35%	38%
Professional services	65%	62%

In February 2018, we sold the subsidiaries that operated in our professional services segment.

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

Revenue Recognition.

During 2017, our revenues were generated from two reportable segments, applications and infrastructure and professional services. We recognize revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure segment is comprised of TNS, the AWS Entities (which we sold in April 2017), Tropical (which we sold in April 2017 in connection with the sale of the AWS Entities), and RM Engineering. Applications and infrastructure service revenue is derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS and RM Engineering provide that payment for our services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

The AWS Entities, which we sold in April 2017, and which included 8760 Enterprises from September 14, 2016 through December 31, 2016, generally recognized revenue using the percentage of completion method. Revenues and fees under the contracts of these entities were recognized utilizing the units-of-delivery method, which used measures such as task completion within an overall contract. The units-of-delivery approach is an output method used in situations where it is more representative of progress on a contract than an input method, such as the efforts-expended approach. Provisions for estimated losses on uncompleted contracts, if any, were made in the period in which such losses were determined. Changes in job performance conditions and final contract settlements could have resulted in revisions to costs and income, which were recognized in the period in which revisions were determined.

The AWS Entities also generated revenue from service contracts with certain customers. These contracts were accounted for under the proportional performance method. Under this method, revenue was recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of our professional services segment, which was comprised of our ADEX subsidiaries (which we sold in February 2018) and SDNE (which we sold in May 2017), were derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provided that payments made for our services might have been based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under these contracts were generally provided within one month. Occasionally, the services might have been provided over a period of up to four months. If it was anticipated that the services would span a period exceeding one month, depending on the contract terms, we provided either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2017 and 2016.

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

Our applications and infrastructure segment sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The revenues of our managed services segment were derived primarily from the operations of IPC. The Company sold the assets of IPC during November 2017, and the results of operations for IPC are now included within discontinued operations. Our IPC subsidiary was a value-added reseller, the revenues of which were generated from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video and data networking infrastructure. IPC’s customers were higher education organizations, governmental agencies and commercial customers. IPC also provided maintenance and support, resold maintenance and support and provided professional services. For certain maintenance contracts, IPC assumed responsibility for fulfilling the support to customers and recognized the associated revenue either on a ratable basis over the life of the contract or, if a customer purchased a time and materials maintenance program, as maintenance was provided to the customer. Revenue for the sale of third-party maintenance contracts was recognized net of the related cost of revenue. In a maintenance contract, all services were provided by our third-party providers and as a result, we concluded that we were acting as an agent and recognized revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction. As IPC was under no obligation to perform additional services, revenue was recognized at the time of sale as opposed to over the life of the maintenance agreement.

For multiple-element arrangements, IPC recognized revenue in accordance with ASC 605-25, “Arrangements with Multiple Deliverables”. Under the relative fair value method, the total revenue was allocated among the elements based upon the relative fair value of each element as determined through the fair value hierarchy. Revenue was generally allocated in an arrangement using the estimated selling price of deliverables if it did not have vendor-specific objective evidence or third-party evidence of selling price.

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

Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of December 31, 2017 and 2016.

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

We record the fair value of our financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of our financial instruments classified as liabilities are recorded as other expense/income. We utilize a binomial lattice pricing model to determine the fair value of the derivative liability related to the warrants and the put and effective price of future equity offerings of equity-linked financial instruments. The Monte Carlo simulation is used to determine the fair value of derivatives for instruments with embedded conversion features.

Stock-Based Compensation.

Our stock-based award programs are intended to attract, retain and reward employees, officers, directors and consultants, and to align stockholder and employee interests. We granted stock-based awards to individuals in each of 2017 and 2016. Our policy going forward will be to issue awards under our 2015 Employee Incentive Plan and Employee Stock Purchase Plan.

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

The fair value of restricted stock is estimated on the date of grant and is generally equal to the closing price of our common stock on that date. The price of our common stock price has varied greatly during the years ended December 31, 2017 and 2016. Some of the factors that influenced the market price of our stock during those periods included:

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

The following tables summarize our stock-based compensation for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
Date	Vesting Terms	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted (in thousands)

1/6/2017	No Vesting	1,250	$10.00	$10.00	$13
1/6/2017	Three years	125	10.00	10.00	1
1/27/2017	6 month Vesting	6,250	7.00	7.00	44
1/27/2017	Three years	6,625	7.00	7.00	46

	Year Ended December 31, 2016
Date	Vesting Terms	Shares of Common Stock	Closing Stock Price on Grant Date	Fair Value Per Share	Fair Value of Instrument Granted

7/5/2016	6 months	501	$271.64	$271.64	$136,062
7/5/2016	Three years	169	271.64	271.64	45,839
7/20/2016	Vest 6/30/2017	1,031	231.20	231.20	238,425
7/20/2016	Three years	500	231.20	231.20	115,600
7/20/2016	No Vesting	143	231.20	231.20	33,028
7/20/2016	Vest 1/1/2017	250	231.20	231.20	57,800
7/20/2016	6 month Vesting	1,785	231.20	231.20	412,692
7/27/2016	Vest 12/31/2017	188	202.00	202.00	37,875
7/27/2016	6 month Vesting	162	202.00	202.00	32,731

Components of Results of Operations

Revenue.

	Year ended December 31,
	2017	2016
Revenue from:
Applications and infrastructure	$12,009	$22,173
Professional services	$22,511	$36,937
As a percentage of total revenue:
Applications and infrastructure	35%	38%
Professional services	65%	62%

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

General and Administrative Costs.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense and other costs that are not directly related to performance of our services under customer contracts. Information technology and development costs included in general and administrative expenses are primarily incurred to support and to enhance our operating efficiency. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenues will decrease if we succeed in increasing revenues. We cannot accurately predict what our expenses for legal and professional fees will be. We have taken steps to reduce these costs, however, litigation could cause an increase in these fees.

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

We perform our annual impairment test at the reporting unit level, which is consistent with our operating segments. During 2017, our two reportable segments were applications and infrastructure and professional services. Professional services was comprised of the ADEX entities (which we sold in February 2018) and SDNE (which we sold in May 2017), and the applications and infrastructure is comprised of TNS, AW Solutions (which we sold in April 2017), Tropical (which we sold in April 2017 in connection with the sale of AW Solutions), and RM Engineering. These reporting units were aggregated to form two operating segments and two reportable segments for financial reporting and for the evaluation of goodwill for impairment. As our business evolves and we acquire or dispose of additional businesses, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

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

We evaluated the recoverability of our long-lived assets in the applications and infrastructure and professional services reporting segments using a two-step impairment process. The first step of the long-lived assets impairment test is to identify potential impairment by comparing the fair value of a segment with its net book value (or carrying amount), including long-lived assets. If the fair value of a segment exceeds its carrying amount, long-lived assets of the segment is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the segment exceeds its fair value, the second step of the long-lived assets impairment test is performed to measure the amount of the impairment loss, if any. The second step of the long-lived assets impairment test compares the implied fair value of the segment’s long-lived assets with the carrying amount of that long-lived assets. If the carrying amount of the segment’s long-lived assets exceeds the implied fair value of that long-lived assets, an impairment loss is recognized in an amount equal to that excess. The implied fair value of long-lived assets is determined in the same manner as the amount of long-lived assets recognized in a business combination. That is, the fair value of the segment is allocated to all of the assets and liabilities of that segment (including any unrecognized intangible assets) as if the segment had been acquired in a business combination and the fair value of the segment was the purchase price paid to acquire the segment. As of January 1, 2017, step two was no longer required.

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

The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test, which is no longer required, was performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit was allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Fair Value of Embedded Derivatives.

We used a binomial lattice model as of December 31, 2017 and December 31, 2016 to determine the fair value of the derivative liability related to our outstanding warrants and the put and effective price of future equity offerings of equity-linked financial instruments. Based on our analysis, we derived the fair value of warrants using the common stock price, the exercise price of the warrants, the risk-free interest rate, the historical volatility, and our dividend yield. We developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the warrant liabilities is classified as Level 3 within our fair value hierarchy (see Note 9 of the Notes to our consolidated financial statements included in this report).

We have convertible debentures outstanding with institutional investors. The convertible debentures held by these investors are convertible at a discount to the average closing stock price on the days prior to the conversion. Between July 7, 2016 and December 31, 2016, these institutional investors converted $5,008 of debentures into 189,204 shares of common stock. During the year ended December 31, 2017, these institutional investors converted $10,974 of debentures in 8,771,528 shares of common stock. These debentures are discussed in more detail at Note 11, Term Loans, in our historical financial statements.

The aggregate fair value of our derivative liabilities (both current and non-current liabilities) as of December 31, 2017 and 2016 amounted to $20.0 million and $3.1 million, respectively.

Income Taxes.

In the years ended December 31, 2017 and 2016, we booked a current provision for state, local and foreign income taxes due of $0.1 million and $0.1 million, respectively. Certain states do not recognize net operating loss carryforwards, and we have operations in some of those states. For the year ended December 31, 2017, we booked a benefit for deferred federal and state income taxes of $0.8 million and a total benefit for income taxes of $0.7 million. For the year ended December 31, 2016, we booked a provision for deferred federal and state income taxes of $0.1 million and a total provision for income taxes of $0.2 million. As of December 31, 2017 and 2016, we had federal net operating loss carryforwards (NOLs) of $19.4 million and $11.4 million, respectively, which will be available to reduce future taxable income and expense through 2036. Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization. We have adjusted our deferred tax asset to record the expected impact of the limitations.

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

We grant credit under normal payment terms, generally without collateral, to our customers. With respect to a portion of the services provided to these customers, we have certain statutory lien rights that may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and, likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable as of December 31, 2017.

Contingent Consideration.

We recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination. The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10 (“Accounting for certain financial instruments with characteristics of both liabilities and equity”). If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved. Increases in fair value are recorded as losses on our consolidated statement of operations, while decreases are recorded as gains. If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity. We no longer had any contingent consideration to include on our consolidated balance sheet as of December 31, 2017.

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

Results of Operations

Management believes that we will continue to incur losses for the immediate future. Therefore, we may need either additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2017, we generated gross profits from operations, and we are trying to achieve positive cash flows from operations in future periods.

The following table shows our results of operations for the years ended December 31, 2017 and 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period. All dollar amounts are presented in thousands, except share and per share data.

	Year ended
	December 31,
	2017	2016
Statement of Operations Data:

Service revenue	$34,520	$59,110
Cost of revenue	27,492	45,002
Gross profit	7,028	14,108

Operating expenses:
Depreciation and amortization	559	1,326
Salaries and wages	6,412	13,856
General and administrative	6,966	11,443
Goodwill impairment charges	7,992	-
Intangible assets impairment charges	1,522	-
Total operating expenses	23,451	26,625

Loss from operations	(16,423)	(12,517)

Total other expense	(27,582)	(8,076)
Loss from continuing operations before (benefit from) provision for income taxes	(44,005)	(20,593)

(Benefit from) provision for income taxes	(672)	207

Net loss from continuing operations	(43,333)	(20,800)

Loss from discontinued operations, net of tax	(1,559)	(5,672)

Net loss	(44,892)	(26,472)

Net (income) loss attributable to non-controlling interest	(556)	11

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(44,336)	$(26,483)

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenue.

	Year ended December 31,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure	$12,009	$22,173	$(10,164)	-46%
Professional services	22,511	36,937	(14,426)	-39%
Total	$34,520	$59,110	$(24,590)	-42%

Total revenue for the year ended December 31, 2017 was $34.5 million, which represented a decrease of $24.6 million, or 42%, compared to total revenue of $59.1 million for the year ended December 31, 2016. The decrease primarily resulted from the sale of SDNE in May 2017, which generated $1.7 million in revenue in 2017 compared to $4.7 million in revenue in 2016, along with the sale of our Highwire division in January 2017, which generated $0.4 million in revenue in 2017 compared to $11.0 million in revenue in 2016, and the sale of AWS in April 2017, which generated $3.2 million in revenue in 2017 compared to $11.7 million in revenue in 2016. Total revenue from subsidiaries sold in 2017 decreased $22.1 million compared to 2016. Revenue from our ADEX subsidiary, which we sold during February 2018, decreased $1.7 million in 2017 from 2016 due to a decrease in revenue from a large customer. During the years ended December 31, 2017 and 2016, our former ADEX subsidiary accounted for approximately $20.5 million and $21.5 million of our revenues, respectively, accounting for 59% and 36% of our revenues for those periods, respectively.

During 2017, 65% of our revenue was derived from our professional services segment, and 35% from our applications and infrastructure segment. As a result of the sale of our ADEX subsidiary in February 2018, we expect significantly all of our revenues to come from our applications and infrastructure segment in 2018. During 2016, 62% of our revenue was derived from our professional services segment and 38% from our applications and infrastructure segment.

Cost of revenue and gross margin.

	Year ended December 31,		Change
	2017	2016	Dollars	Percentage
Applications and infrastructure
Cost of revenue	$8,598	$18,540	$(9,942)	-54%
Gross margin	$3,411	$3,633	$(222)	-6%
Gross profit percentage	28%	16%

Professional services
Cost of revenue	$18,894	$26,462	$(7,568)	-29%
Gross margin	$3,617	$10,475	$(6,858)	-65%
Gross profit percentage	16%	28%

Total
Cost of revenue	$27,492	$45,002	$(17,510)	-39%
Gross margin	$7,028	$14,108	$(7,080)	-50%
Gross profit percentage	20%	24%

Cost of revenue for the years ended December 31, 2017 and 2016 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. As discussed above, for a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. Cost of revenue decreased by $17.5 million, or 39%, for the year ended December 31, 2017, to $27.5 million, as compared to $45.0 million for the year ended December 31, 2016. Costs of revenue as a percentage of revenues were 80% and 76% for the years ended December 31, 2017 and 2016, respectively. The decrease in cost of revenue was primarily the result of the sales of the following, our AWS subsidiary, which decreased from $11.6 million in 2016 to $3.1 million in 2017, a decrease of $8.5 million, our Highwire division which decreased from $6.2 million in 2016 to $.2 million in 2017, a decrease of $6.0 million, and our SDNE subsidiary which declined from $3.2 million in 2016 to $1.3 million in 2017, a decrease of $1.9 million. The total decline attributable to the sales of subsidiaries and divisions was $16.4 million. The remaining decline was due to decreased revenues in our ADEX and TNS subsidiaries.

This increase in cost of revenues percentage was primarily due to the lower gross profit margins in our professional services segment offset by higher gross profit margins in our applications and infrastructure segment. Cost of revenues as a percentage of revenues in the professional services business was 84% and 72% of revenues in the years ended December 31, 2017 and 2016, respectively. Cost of revenues as a percentage of revenues in the applications and infrastructure business was 72% and 84% of revenues in the years ended December 31, 2017 and 2016, respectively. Our gross profit percentage declined in our professional services segment due to increased use of subcontractors in 2017 compared to 2016. The sale of our Highwire division in January 2017 and the sale of our SDNE subsidiary in May 2017, which both had historically higher gross margins, also accounted for the decline.

Our gross profit percentage was 20% and 24% for the years ended December 31, 2017 and 2016, respectively. This decrease in gross profit percentage was primarily due to the lower gross profit margins in our former professional services segment offset by higher gross profit margins in our applications and infrastructure segment. Gross profit as a percentage of revenues in the applications and infrastructure segment was 28% and 16% of revenues in the years ended December 31, 2017 and 2016, respectively, as discussed above. Gross profit from the AWS subsidiary, which was sold in April 2017, was historically lower than the gross profit percentage of our TNS subsidiary, which resulted in the overall increased gross profit percentage for the segment. Gross profit as a percentage of revenues in the former professional services business was 16% and 28% of revenues in the years ended December 31, 2017 and 2016, respectively. This was a result of the sales of our Highwire division in January 2017 and our SDNE subsidiary in May 2017, which had 43% and 33% gross margins in 2016, respectively, and increased our overall gross margin percentage during that period.

Going forward, as a result of the sale of our ADEX subsidiary in February 2018, our gross margin will primarily consist of the applications and infrastructure segment.

Selling, General and Administrative.

	Year ended December 31,		Change
	2017	2016	Dollars	Percentage
Selling, general and administrative	$6,966	$11,443	$(4,477)	-39%
Percentage of revenue	20%	19%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased $4.5 million, or 39%, to $7.0 million in the year ended December 31, 2017, as compared to $11.5 million in the year ended December 31, 2016. As a percentage of revenue, selling, general and administrative expenses was 20% and 19% as of December 31, 2017 and 2016, respectively. The decrease was primarily a result of a decrease in professional fees in 2017 compared to 2016.

Salaries and Wages.

	As of December 31,		Change
	2017	2016	Dollar	Percentage
Salaries and wages	$6,412	$13,856	$(7,444)	-54%
Percentage of revenue	19%	23%	-	-

For the year ended December 31, 2017, salaries and wages decreased $7.5 million to $6.4 million as compared to approximately $13.9 million for the year ended December 31, 2016. The decrease primarily resulted from the disposals of certain subsidiaries during 2017, along with a reduction in our corporate personnel. Salaries and wages were 19% of revenue in the year ended December 31, 2017, as compared to 23% in the year ended December 31, 2016.

Interest Expense.

	As of December 31,		Change
	2017	2016	Dollar	Percentage
Interest expense	$7,050	$13,754	$(6,704)	-49%

Interest expense for the years ended December 31, 2017 and 2016 was $7.1 million and $13.8 million, respectively. The expense incurred in the 2017 period primarily related to interest expense of $0.1 million related to the related-party loans, $3.8 related to term loans, $2.9 million of amortization of debt discounts and loans and $0.3 million related to other loans. This compared to the 2016 period where interest expense consisted of $1.7 million related to the related-party loans, $5.0 million related to term loans, $7.0 million of amortization of debt discounts and $0.1 million related to other loans. The overall decrease was a result of the lower outstanding principal balances in 2017 compared to 2016.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $44.5 million for year ended December 31, 2017, as compared to net loss attributable to common stockholders of $26.5 million for the year ended December 31, 2016.

Liquidity, Capital Resources and Cash Flows

Working Capital.

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year ended December 31, 2017, we generated gross profits from operations, but we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2017, we had a working capital deficit of approximately $20.5 million, as compared to a working capital deficit of approximately $39.4 million at December 31, 2016. The decrease of $18.9 million in our working capital deficit from December 31, 2016 to December 31, 2017 was primarily the result of a decrease in the outstanding balances of term loans and notes to related parties.

On or prior to March 31, 2019, we have obligations relating to the payment of indebtedness on term loans and notes to related parties of $11.9 million and $0.075 million, respectively.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to March 31, 2019 from the results of operations and, depending on results of operations, we will likely need additional equity or debt financing. Additionally, during February 2018, we sold the ADEX Entities for $3.0 million in cash plus a one-year convertible promissory note in the aggregate principal amount of $2.0 million. $2.5 million in cash was received at closing, with $0.5 million to be retained by the buyer for 90 days, of which $0.25 million has been received. $1.0 million of the $2.5 million in cash received at closing was applied to the repayment of our indebtedness to JGB (Cayman) Concord Ltd, with an additional $0.9 million in cash placed in an escrow account controlled by JGB (Cayman) Concord Ltd, to be released to us if certain conditions are met.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through March 31, 2019, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees, and the sale of certain of our operating subsidiaries. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into preferred or common shares. We are currently in discussions with a third party on a credit facility to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through March 31, 2019. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during 2018.

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

We had capital expenditures of $0.03 million and $0.1 million in the years ended December 31, 2017 and 2016, respectively. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

As of December 31, 2017, we had cash of $0.7 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.

Summary of Cash Flows.

The following summary of our cash flows for the years ended December 31, 2017and 2016 has been derived from our historical consolidated financial statements, which are included elsewhere in this report:

	Year ended December 31,
(dollars amounts in thousands)	2017	2016

Net cash used in operations	(1,758)	$(11,029)
Net cash provided by investing activities	5,477	20,998
Net cash used in financing activities	(4,819)	(16,123)

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

Net cash used in operating activities for the year ended December 31, 2017 was $1.8 million, which included $0.6 million in stock compensation for services, charges of $2.9 million related to amortization of debt discount and deferred issuance costs, gain of $3.5 million on the fair value of derivative liabilities, losses of $8.9 million on the extinguishment of debt, goodwill and intangible asset impairment charges of $9.5 million, and changes in accounts receivable, other assets, deferred revenue, accounts payable and accrued expenses of $4.9 million. Non-cash charges related to depreciation and amortization totaled $0.6 million. Net cash used in operating activities for the year ended December 31, 2016 was $11.0 million, which included $3.4 million in stock compensation for services, charges of $6.9 million related to amortization of debt discount and deferred issuance costs, gain of $17.5 million on the fair value of derivative liabilities, losses of $9.6 million on the extinguishment of debt, gains of $0.4 million on the conversion of debt, changes in accounts receivable, other assets, deferred revenue, accounts payable and accrued expenses of $2.2 million, and cash provided by operating activities of discontinued operations of $2.9 million. Non-cash charges related to depreciation and amortization totaled $2.1 million.

Net cash provided by investing activities. Net cash provided by investing activities for the year ended December 31, 2017 was $5.5 million, which consisted primarily of proceeds from the sale of Highwire of $4.0 million and proceeds from the sale of SDNE of $1.1 million. Net cash provided by investing activities for the year ended December 31, 2016 was $21.0 million, which consisted of capital expenditures of $0.1 million, cash paid for acquisitions of $0.1 million, issuance of notes receivable of $0.9 million, and cash provided by investing activities of discontinued operations of $21.9 million.

Net used in financing activities. Net cash used in financing activities for the year ended December 31, 2017 was $4.8 million, which resulted from proceeds from third-party borrowings of $0.7 million, repayments of term loans of $1.5 million, term loan-related payments from proceeds of the sale of Highwire of $3.6 million, and repayments of receivables purchase agreements of $0.5 million. Net cash used in financing activities for the year ended December 31, 2016 was $16.1 million, which resulted from proceeds from third-party borrowings of $2 million, repayments of third-party borrowings of $16.1 million, and restricted cash applied to long term loans of $2 million.

Indebtedness.

At December 31, 2017 and 2016, term loans consisted of the following:

	December 31,
	2017	2016
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$2

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, matured in November 2016	-	106

London Bay - VL Holding Company, LLC convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	1,403	7,408

WV VL Holding Corp convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	2,005	7,003

8% convertible promissory note, Tim Hannibal, unsecured, matured in October 2017	-	1,215

12% senior convertible note, unsecured, Dominion Capital, matured in January 2017, net of debt discount of $29	-	1,170

12% convertible note, Richard Smithline, unsecured, matured in January 2017, net of debt discount of $0 and $2, respectively	-	360

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $0 and $3,136, respectively	3,091	1,900

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $0 and $1,668, respectively	11	2,080

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $0 and $234, respectively	294	358

6% senior convertible term promissory note, unsecured, Dominion Capital, matured on January 31, 2018, net of debt discount of $1	69	-

12% senior convertible note, unsecured, Dominion Capital, matured in November 2017, net of debt discount of $0 and $65, respectively	75	475

Receivables Purchase Agreement with Dominion Capital, net of debt discount of $44	-	430

Promissory note issued to Trinity Hall, 3% interest, unsecured, matured in January 2018	500	500

9.9% convertible promissory note, RDW Capital LLC. July 14, 2017 Note, maturing on July 14, 2018, net of debt discount of $74	81	-

9.9% convertible promissory note, RDW Capital LLC. September 27, 2017 Note, maturing on September 27, 2018, net of debt discount of $91	64	-

9.9% convertible promissory note, RDW Capital LLC. October 12, 2017 Note, maturing on October 12, 2018	480	-

9.9% convertible promissory note, RDW Capital LLC. December 8, 2017 Note, maturing on December 8, 2018	133	-

Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	1,421	-

Promissory notes issued to Forward Investments, LLC, 3% interest, matured on January 1, 2018, unsecured	1,752	-

Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	390	-

Promissory note to Tim Hannibal, 8% interest, matured on January 9, 2018, unsecured	300	-
	12,071	23,007
Less: Current portion of term loans	(11,013)	(21,147)

Long-term portion term loans, net of debt discount	$1,058	$1,860

Additional information on our term loans is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

At December 31, 2017 and 2016, we had outstanding the following notes payable to related parties:

	December 31,
	2017	2016

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $38	$-	$658
Promissory note issued to 1112 Third Avenue Corp, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $36	-	339
Promissory note issued to Mark Munro, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $62	-	575
Promissory note issued to Pascack Road, LLC, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $152	-	2,398
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	-	4,235
Promissory notes issued to Forward Investments, LLC, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $860	-	3,513
Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	-	390
Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016	-	5,755
Former owner of IPC, unsecured, 15% interest	-	75
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016		225
Promissory note issued to Pascack Road, LLC, unsecured, due on demand	75	-

	75	18,163
Less: current portion of debt	(75)	(9,531)
Long-term portion of notes payable, related parties	$-	$8,632

Additional information on our notes payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

As of December 31, 2017, the outstanding balances of term loans and notes payable to related parties were $12.0 million and $0.1 million, respectively, net of debt discounts of $0.2 million and $0, respectively.

The total outstanding principal balance per the loan agreements due to our debt holders was $12.2 million at December 31, 2017. We are currently in discussions with certain of our creditors to restructure some of these loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Accounts Receivable

We had accounts receivable at December 31, 2017 and 2016 of $6.2 million and $9.9 million, respectively. Our day’s sales outstanding calculated on an annual basis at December 31, 2017 and 2016 was 66 days and 61 days, respectively. With the sale of our ADEX subsidiary in February 2018, our accounts receivable balance will decrease.

Off-balance sheet arrangements

During the years ended December 31, 2017 and 2016, other than operating leases, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contingencies

Other than the items disclosed herein under the caption “Business - Legal Proceedings,” we only are involved in claims and legal proceedings arising from the ordinary course of our business. We recorded a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations and stockholders’ deficit and cash flows for each of the two years in the years ended December 31, 2017 and 2016, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-82 of this report.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, after our liquidity position improves, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

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

Our management, including our Chief Executive Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures.

Our Chief Executive Officer and Chief Accounting Officer concluded that as of December 31, 2017 we had material weaknesses due to (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lacking a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements, and (iii) the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company. The monitoring of our accounting and reporting functions were not operating effectively. These facts, coupled with the lack of personnel, limits our ability to prepare and timely issue our required filings with the SEC.

Changes in Internal Controls over Financial Reporting

Other than the items noted above, there have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth information about our executive officers and directors as of February 28, 2018.

Name	Position	Age

Mark Munro	Chairman of the Board, Chief Executive Officer	55
Mark F. Durfee	Director	61
Charles K. Miller	Director	57
Neal L. Oristano	Director	62
Daniel J. Sullivan	Chief Accounting Officer	60

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

Daniel J. Sullivan. Mr. Sullivan was our Chief Financial Officer from December 2011 to October 2014, has served as our Chief Accounting Officer since October 2014, and was a member of our board of directors from 2011 to November 2012. Mr. Sullivan has been the Chief Financial Officer for Munro Capital Inc., a diversified finance company, since August 2010. Prior to that, he served as Chief Financial Officer for VaultLogix LLC, an Internet vaulting company, from January 2003 to July 2010. Mr. Sullivan received his B.S. in accounting from the University of Massachusetts and his M.B.A. from Southern New Hampshire University (formerly New Hampshire College). Mr. Sullivan brings extensive experience in finance for both publicly-traded and private companies to our executive management team.

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

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during 2017 and 2016, with the exception of a Statement of Changes of Beneficial Ownership of Securities on Form 4 for our director, Neal L. Oristano, filed on March 1, 2017.

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

Staggered Board

Pursuant to our certificate of incorporation and our bylaws, our board of directors has been divided into three classes and the members of each class serve for a staggered, three-year term.  Upon the expiration of the term of a class of directors, a director in that class will be elected for a three-year term at the annual meeting of stockholders in the year in which his or her term expires. The classes currently are composed as follows:

●	Mark F. Durfee is a Class I director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2020;

●	Neal L. Oristano is a Class II director, whose term will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2018; and

●	Mark Munro and Charles K. Miller are Class III directors, whose terms will expire at the fiscal annual meeting of stockholders for the year ending December 31, 2019.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2017 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as one of our executive officers at the end of the most recently completed financial year.

These individuals are referred to as the “named executive officers” in this report. The following table provides a summary of compensation paid for the years ended December 31, 2017 and 2016 to the named executive officers:

						Non-Equity
						Incentive	All
		Base		Stock	Option	Plan	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)	($)
Mark Munro	2017	507,692	-	-	-	-	-	507,692
Chief Executive Officer	2016	536,923	400,000	2,500	-	-	-	939,423

Frank Jadevaia	2017	-	-	-	-	-	-	-
Former President (2)	2016	344,615	400,000	-	-	-	-	744,615

Timothy A. Larkin	2017	232,691	-	8,550	-	-	-	241,241
Former Chief Financial Officer (3)	2016	275,000	-	-	-	-	-	275,000

Daniel J. Sullivan	2017	190,385	-	8,550	-	-	-	198,935
Chief Accounting Officer	2016	226,250	-	-	-	-	-	226,250

(1)	The amounts shown reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used to calculate the value of stock awards are described under the caption “Critical Accounting Policies and Estimates – Stock-Based Compensation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and in Note 3 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

(2)	Mr. Jadevaia was our President from February 2014 through November 2016.

(3)	Mr. Larkin was our Chief Financial Officer from October 2014 through December 2017.

Employment and Severance Agreements

In February 2014, we entered into a three-year employment agreement with our former Vice President of Sales and Marketing, Scott Davis, and in October 2014, we entered into a three-year employment agreement with our former Chief Financial Officer, Timothy A. Larkin. Both officers resigned during 2017, and we have no further obligations to these former officers.

We do not maintain any retirement plans, tax-qualified or nonqualified, for our executives or other employees.

Outstanding Equity Awards at Fiscal Year-End

The following table itemizes outstanding equity awards held by the named executive officers as of December 31, 2017.

	Stock Awards
	Number of			Market
	Shares or			Value of
	Units of			Shares or
	Stock (#)			Units of
	That Have		Stock	Stock ($)
	Not		Award	That Have
Name	Vested(1)		Grant Date	Not Vested
Mark Munro	1,250	(2)	6/2/2014	$2,985,000	(3)
Daniel J. Sullivan	125	(4)	8/28/2014	259,500	(5)
Daniel J. Sullivan	63	(6)	12/4/2013	241,668	(7)
Daniel J. Sullivan	107	(8)	5/23/2014	1,649,508	(9)
Daniel J. Sullivan	88	(10)	7/5/2016	23,904	(11)
Daniel J. Sullivan	313	(12)	1/27/2017	2,141	(13)

(1)	Unvested shares of restricted stock are generally forfeited if the named executive officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement.

(2)	This restricted stock award vests in full on June 2, 2018.

(3)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $2,388.00, which was the closing market price of one share of our common stock on June 2, 2014.

(4)	This restricted stock award vests in full on August 28, 2018.

(5)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $2,076.00, which was the closing market price of one share of our common stock on August 28, 2014.

(6)	This restricted stock award vests in full on July 5, 2019.

(7)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $3,836.00, which was the closing market price of one share of our common stock on December 4, 2013.

(8)	This restricted stock award vests in full on May 23, 2018.

(9)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $2,044.00, which was the closing market price of one share of our common stock on May 23, 2014.

(10)	This restricted stock award vests in full on July 5, 2019.

(11)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $271.64, which was the closing market price of one share of our common stock on July 5, 2016.

(12)	This restricted stock award vests in full on January 27, 2020

(13)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $6.84, which was the closing market price of one share of our common stock on January 27, 2017.

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

As of December 31, 2017, stock grants of an aggregate of 7,273 shares had been made under the 2012 Plan, and 373 shares authorized under the 2012 Plan remained available for award purposes.  However, in connection with the adoption and stockholder approval in June 2015 of our 2015 Performance Incentive Plan, which is described below, our board of directors determined that no further grants will be made under the 2012 Plan.

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

Share Reserve. A total of 100,395 shares of our common stock is available for issuance under the Purchase Plan. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (i) 1% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) 500,000 shares, or (iii) such lesser number as determined by our board of directors.

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

As of December 31, 2017, a total of 31,831 shares of our common stock was authorized for issuance with respect to awards granted under the 2015 Plan. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (i) 7.5% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year, (ii) such lesser number as determined by our board of directors. As a result, on January 1, 2018, the number of shares authorized for issuance under the 2015 Plan increased by 736,537 shares.  In addition, the number of available shares will include any shares that are currently subject to awards under our 2012 Plan but that are not issued due to their forfeiture, cancellation or other settlement. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2015 Plan. As of December 31, 2017, stock grants of an aggregate of 19,389 shares have been made under the 2015 Plan, and 14,906 shares authorized under the 2015 Plan remained available for award purposes.

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

The following table sets forth information about the compensation of the non-employee members of our board of directors who served as a director during the year ended December 31, 2017. Other than as set forth in the table and described more fully below, during the year ended December 31, 2017, we did not pay any fees, make any equity awards or non-equity awards or pay any other compensation to the non-employee members of our board of directors. Mr. Munro, our Chief Executive Officer, receives no compensation for his service as a director, and is not included in the table below.

Name	Fees earned or paid in cash	Stock awards	Options awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation		Total
Mark F. Durfee	$-	$-	$-	$-	$-	12,000	(2)	$12,000
Charles K. Miller	-	-	-	-	-	1,110	(2)	1,110
Neal L. Oristano	-	-	-	-	-	14,050	(2)	14,050
Roger M. Ponder (1)	-	-	-	-	-	5,525	(2)	5,525

(1)	Mr. Ponder resigned as a director on December 19, 2017.

(2)	Represents health insurance premiums paid on behalf of Mr. Durfee, Mr. Miller, Mr. Oristano, and Mr. Ponder.

At December 31, 2017, accrued expenses in the consolidated balance sheet included director compensation fees earned during 2015, 2016 and 2017.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2018 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after February 28, 2018. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 10,631,017 shares of our common stock outstanding as of February 28, 2018. Unless otherwise noted below, the address of the persons listed on the table is c/o InterCloud Systems, Inc., 1030 Broad Street, Suite 102, Shrewsbury, New Jersey 07702.

	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned		Percentage of
Name of Beneficial Owner	Common	Series J Preferred	Common	Series J Preferred	Cumulative Voting Power
Executive Officers and Directors
Mark Munro(1)	4,303	387	*	39%	20%
Mark F. Durfee(2)	3,476	613	*	61%	31%
Charles K. Miller	143	-	*	*	*
Neal Oristano	478	-	*	*	*
Daniel J. Sullivan	638	-	*	*	*
All named executive officers and directors as a group (five persons)	9,038	1,000	*	100%	51%

*	Less than 1.0%.

(1)	Includes (i) 3,207 shares of common stock held by Mr. Munro, (ii) 693 shares of common stock held by Mark Munro IRA, and (iii) 403 shares held by 1112 Third Avenue Corp. Mr. Munro has sole voting and investment power over the shares held by 1112 Third Avenue Corp.

(2)	Includes (i) 100 shares held by Mr. Durfee, and (ii) 3,376 shares held by Pascack Road LLC. Mr. Durfee has sole voting and investment power over the shares held by Pascack Road LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

On April 25, 2017, we sold 80.1% of the assets of our AWS Entities. The purchase price paid by the buyer for the assets included the assumption of certain liabilities and contracts associated with our AWS Entities, the issuance to our company of a one-year convertible promissory note in the principal amount of $2.0 million, and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA of the AWS Entities for the six-month period immediately following the closing and (ii) $1.5 million. In addition, the asset purchase agreement contains a working capital adjustment. We have not yet finalized the numbers for the working capital adjustment. The potential earn-out was settled on February 16, 2018, in the form of convertible promissory note in the amount of $0.8 million. Roger M. Ponder, one of our former directors, is the CEO and greater than 10% beneficial owner of the buyer.

On July 25, 2017, Mark Munro, CEO, and Mark Durfee, Board Member, exchanged their outstanding related party debt for 100% of our Series J preferred stock with special voting rights. Mark Munro converted principal and interest of $1.7 million and $0.2 million, respectively. Mark Durfee converted principal and interest of $2.6 million and $0.5 million, respectively. As a result of the exchange, Mark Munro and Mark Durfee received 387 and 613 shares, respectively, of our Series J preferred stock. The fair value of the Series J Preferred Stock on date of issuance was $1,753. The difference between the fair value of the preferred stock and the debt converted was included in additional paid in capital.

Independence of the Board of Directors

Our board of directors determined that all of the members of our board of directors, except our chief executive officer, Mr. Munro, are “independent directors” as defined in applicable rules of the SEC and the Nasdaq Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees

The aggregate fees billed by Sadler, Gibb & Associates, LLC, our principal accountants for the year ended December 31, 2017, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for the services in connection with statutory and regulatory filings or engagements was approximately $126,500.

The aggregate fees billed by WithumSmith+Brown, PC, our principal accountants for the years ended December 31, 2017 and 2016, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for the services in connection with statutory and regulatory filings or engagements were approximately $171,000 and $572,500, respectively.

	For the years ended
	December 31,
	2017	2016

Sadler, Gibb & Associates, LLC
Audit Fees	$126,500	$-
Audit-Related Fees	$6,500	$-

WithumSmith+Brown, PC
Audit Fees	$171,000	$572,500

All Other Fees

Other than as reported above, we did not engage our principal accountants to render any other services to us during the last two fiscal years.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: April 17, 2018	By:	/s/ Mark Munro
Mark Munro
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer and Chairman of the Board of Directors	April 17, 2018
Mark Munro	(Principal Executive Officer)

/s/ Daniel Sullivan	Chief Accounting Officer	April 17, 2018
Daniel Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Durfee	Director	April 17, 2018
Mark Durfee

/s/ Charles K. Miller	Director	April 17, 2018
Charles K. Miller

/s/ Neal L. Oristano	Director	April 17, 2018
Neal L. Oristano

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated August 16, 2001, and the Certificate of Amendment dated September 4, 2008, filed in the office of the Secretary of State of the State of Delaware on September 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated January 10, 2013 (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2013).
3.4	Series A Certificate of Designation filed with the Delaware Secretary of State on July 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.5	Series B Certificate of Designation filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.6	Amendment No. 1 to Series B Certificate of Designation filed with the Delaware Secretary of State on October 23, 2012 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.7	Series C Certificate of Designation filed with the Delaware Secretary of State on January 10, 2012 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.8	Series D Certificate of Designation filed with the Delaware Secretary of State on March 5, 2012 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.9	Series E Certificate of Designation filed with the Delaware Secretary of State on September 18, 2012 (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.10	Series F Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.11	Series G Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.12	Series H Certificate of Designation filed with the Delaware Secretary of State on November 16, 2012 (incorporated by reference to Exhibit 3.10 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.13	Series I Certificate of Designation filed with the Delaware Secretary of State on December 6, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2012).
3.14	Amended and Restated Bylaws of the Company, dated as of November 16, 2012 (incorporated by reference to Exhibit 3.12 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.2	Form of Warrant, dated September 17, 2012, issued by the Company in connection with the Loan and Security Agreement dated as of September 17, 2012 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.3	First Amendment, dated November 13, 2012, to Form of Warrant of the Company dated September 17, 2012 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1(Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.4	Form of Warrant issued by the Company to ICG USA, LLC on April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.5	Form of Amended and Restated Warrant issued by the Company to ICG USA, LLC in respect of warrant originally issued on April 30, 2013 (incorporated by reference to Exhibit 10.41 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.6	Form of Warrant issued by the Company to ICG USA, LLC on August 28, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.7	Warrant Agreement by and between the Company and Corporate Stock Transfer and form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed on September 10, 2013).

4.9	Form of Warrant, dated July 1, 2014 issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
4.10	Form of Warrant dated October 8, 2014 issued by the Company to each of the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
4.11	Form of Warrant, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.1	2012 Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.2	Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
10.3	Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed with the SEC on December 5, 2012).
10.4	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.5	2015 Performance Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement filed with the SEC on August 4, 2015).
10.6	Convertible Promissory Note, dated January 1, 2014, issued by the Company to Frank Jadevaia (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 7, 2014).
10.7	Amendment No. 1 to Promissory Note, dated as of December 31, 2014, between the Company and Frank Jadevaia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015).
10.8	Employment Agreement, dated as of February 15, 2014, between the Company and Frank Jadevaia, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.9	Employment Agreement, dated as of February 21, 2014, between the Company and Scott Davis, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.10	Exchange Agreement, dated as of March 12, 2014, among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2014).
10.11	Letter Agreement, dated April 4, 2014, amending the Exchange Agreement, dated as of March 12, 2014, by and among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.12	Purchase Agreement, dated March 25, 2014, among the Company, VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, and Tier 1 Solutions, Inc., as amended by a Letter Agreement dated July 28, 2014, by a Letter Agreement dated August 14, 2014, by a Letter Agreement dated September 17, 2014, and by a Letter Agreement dated October 7, 2014 (incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2014).
10.13	Securities Purchase Agreement, dated as of July 1, 2014, between 31 Group, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.14	Senior Convertible Note, dated July 1, 2014, issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.15	Loan and Security Agreement, dated as of October 1, 2014, among the Company, the entities party thereto as Guarantors, the entities party thereto as Lenders, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).

10.16	Pledge Agreement, dated as of October 1, 2014, among the parties identified as Pledgors thereto and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.17	Security Agreement, dated as of October 1, 2014, executed by the Company in favor of White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.18	Securities Purchase Agreement, dated as of October 8, 2014, among the Company and each of the purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.19	Registration Rights Agreement, dated as of October 8, 2014, by and among the Company and each of purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.20	Employment Agreement, by and between the Company and Timothy A. Larkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2014).
10.21	Securities Purchase Agreement, dated as of November 14, 2014, by and between the Company and Dominion Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).
10.22	Demand Promissory Note, dated as of November 17, 2014, issued by the Company to Dominion Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).
10.23	Bridge Financing Agreement, dated as of December 2, 2014, by and between GPB Life Science Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.24	12% Senior Secured Note, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.25	Form of Note, dated as of February 25, 2015, issued by the Company to each of Mark Munro 1996 Charitable Remainder UniTrust, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp., Mark Munro and Pascack Road, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015).
10.26	Put Option Agreement, dated as of March 3, 2015, by and between the Company and Forward Investments, LLC.
10.27	Form of Note, dated as of March 4, 2015, issued by the Company to Forward Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).
10.28	Sale of Accounts and Security Agreement, dated as of March 20, 2015, by and among InterCloud Systems, Inc., T N S, Inc., Integration Partners-NY Corporation, ADEX Corporation, AW Solutions, Inc. and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).
10.29	Guaranty Agreement, dated as of March 20, 2015, made by RentVM, Inc., ADEX Puerto Rico, LLC, ADEXCOMM Corporation, Tropical Communications, Inc., AW Solutions Puerto Rico, LLC, Rives-Monteiro Leasing, LLC and Rives-Monteiro Engineering, LLC in favor of Faunus Group International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).
10.30	Exchange Agreement, dated April 7, 2015, between InterCloud Systems, Inc. and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.31	Exchange Agreement, dated April 7, 2015, between InterCloud Systems, Inc. and Capital Ventures International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.32	Securities Purchase Agreement, effective as of May 14, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.33	Term Promissory Note, dated May 14, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.34	Amendment Agreement, dated May 14, 2015, by and among InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.35	Amendment No. 1 to the Bridge Financing Agreement, dated May 15, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.36	Securities Purchase Agreement, dated May 15, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.37	Amended and Restated 12% Senior Secured Convertible Note No. 1, dated December 3, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.38	Amended and Restated 12% Senior Secured Convertible Note No. 2, dated December 24, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.39	12% Senior Secured Convertible Note, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.40	Amended and Restated Warrant No. 1, dated December 3, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.41	Amended and Restated Warrant No. 2, dated December 24, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.42	Additional Warrant, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.43	Restructuring Warrant, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.44	Securities Purchase Agreement, effective as of August 6, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.45	12% Senior Convertible Note, dated August 6, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.46	Securities Purchase Agreement, effective as of August 11, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.47	12% Senior Convertible Note, dated August 11, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.48	Amendment No. 2 to Bridge Financing Agreement, dated as of August 12, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.49	Revised Amendment No. 2 to Bridge Financing Agreement, dated as of August 12, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on September 14, 2015).
10.50	Securities Purchase Agreement, effective as of November 12, 2015, between InterCloud Systems, Inc. and the Buyer party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).

10.51	Senior Convertible Note, dated November 12, 2015, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.52	Exchange Agreement, dated November 12, 2015, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.53	Form of Senior Convertible Note, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.54	Securities Purchase Agreement, effective as of December 29, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.55	10% Original Issue Discount Senior Convertible Debenture, dated December 29, 2015, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.56	Conversion Agreement, dated December 29, 2015, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.57	Asset Purchase Agreement, dated February 17, 2016 by and among InterCloud Systems, Inc., KeepItSafe, Inc., VaultLogix, LLC, Data Protection Services, L.L.C. and U.S. Data Security Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.58	Securities Exchange Agreement, effective as of February 17, 2016, by and among InterCloud Systems, Inc., VaultLogix, LLC and the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.59	8.25% Senior Secured Convertible Note, dated February 18, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.60	Forbearance and Amendment Agreement, dated as of May 17, 2016, by and between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.61	Forbearance and Amendment Agreement, dated as of May 17, 2016, by and between InterCloud Systems, Inc., VaultLogix, LLC, and the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.62	Second Amended and Restated Senior Secured Convertible Debenture, dated May 17, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.63	Amended and Restated Senior Secured Convertible Note, dated May 17, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.64	0.67% Senior Secured Note, dated May 17, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.65	0.67% Senior Secured Note, dated May 17, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.66	Amendment Agreement, dated as of May 23, 2016, by and between InterCloud Systems, Inc. VaultLogix, LLC, JGB (Cayman) Waltham Ltd., and JGB (Cayman) Concord Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.67	Additional Debtor Joinder, dated May 23, 2016, executed by InterCloud Systems, Inc. and the additional parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.68	Security Agreement, dated as of February 18, 2016, among VaultLogix, LLC and the Secured Party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).

10.69	Third Amended and Restated Senior Secured Convertible Debenture, dated as of September 1, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.70	Amended and Restated Senior Secured Note, dated as of September 1, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.71	Second Amended and Restated Senior Secured Convertible Note, dated as of September 1, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.72	Amendment Agreement, dated as of September 1, 2016, by and between the Holder, the Holder Affiliate, InterCloud Systems, Inc., VaultLogix, LLC, and each of the Guarantors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.73	Asset Purchase Agreement, dated as of February 28, 2017, by and among the Company, ADEX Corporation, and HWN, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
10.74	Consent, dated as of February 28, 2017, by and among the Company and the Holders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
10.75	Securities Exchange Agreement, dated as of February 28, 2017, by and between the Company and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
10.76	Common Stock Purchase Warrant, dated February 28, 2017, executed by the Company in favor of the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

INTERCLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Intercloud Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Intercloud Systems, Inc. (“the Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, a stockholders’ deficit, and a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
InterCloud Systems, Inc.

We have audited the consolidated balance sheet of InterCloud Systems, Inc. (the “Company”) as of December 31, 2016 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (the “2016 consolidated financial statements”). These 2016 consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2016 consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2016 consolidated financial statements present fairly, in all material respects, the consolidated financial position of InterCloud Systems, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The 2016 consolidated financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has violated loan covenants, had events of default, has a working capital deficiency and an accumulated deficit, and has significant outstanding debt obligations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2016 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

WithumSmith+Brown, PC

East Brunswick, New Jersey

March 13, 2017, except for the retrospective reclassifications related to the sales of Nottingham and IPC described in Note 21 and the reverse stock split described in Note 3, as to which the date is April 17, 2018

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
ASSETS	2017	2016

Current Assets:
Cash	$681	$1,781
Accounts receivable, net of allowances of $696 and $412 respectively	6,234	9,856
Loans receivable, net of reserves of $924 and $891, respectively	3,617	382
Other current assets	2,724	1,633
Current assets of discontinued operations	41	4,737
Total current assets	13,297	18,389

Property and equipment, net	44	346
Goodwill	-	16,987
Customer lists, net	1,751	4,521
Tradenames, net	908	3,178
Other intangible assets, net	-	256
Cost method investment	340	-
Other assets	116	240
Non-current assets of discontinued operations	-	10,652
Total assets	$16,456	$54,569

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$4,652	$6,459
Accrued expenses	8,008	9,660
Deferred revenue	3,209	1,947
Income taxes payable	15	53
Bank debt, current portion	114	121
Notes payable, related parties	75	9,531
Contingent consideration	-	515
Derivative financial instruments	3,379	1,749
Term loans, current portion, net of debt discount	11,013	21,147
Current liabilities of discontinued operations	3,338	6,620
Total current liabilities	33,803	57,802

Long-term Liabilities:
Notes payable, related parties, net of current portion	-	8,632
Deferred income taxes	239	1,002
Series M Preferred Stock; $0.0001 par value; 500 shares authorized; 386 and 0 issued and outstanding as of December 31, 2017 and 2016, respectively	3,021	-
Term loans, net of current portion, net of debt discount	1,058	1,860
Derivative financial instruments	16,651	1,316
Total long-term liabilities	20,969	12,810

Total Liabilities	54,772	70,612

Commitments and Contingencies (Note 15)

Series K Preferred Stock; $0.0001 par value; 3,000 shares authorized; 1,512 and 0 issued and outstanding as of December 31, 2017 and 2016, respectively	735	-
Series L Preferred Stock; $0.0001 par value; 1,000 shares authorized; 227 and 0 issued and outstanding as of December 31, 2017 and 2016, respectively	152	-
Total temporary equity	887	-

Stockholders' Deficit:
Series J Preferred Stock; $0.0001 par value; 1,000 shares authorized; 1,000 and 0 issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock; $0.0001 par value; 1,000,000,000 and 500,000,000 shares authorized; 9,338,286 and 285,193 issued and 9,337,948 and 282,124 outstanding as of December 31, 2017 and 2016, respectively	92	2
Common stock warrants, no par	37	1,727
Treasury stock, at cost - 338 and 3,069 shares at December 31, 2017 and 2016, respectively	(2)	(1)
Additional paid-in capital	154,538	130,869
Accumulated deficit	(193,319)	(148,983)
Total InterCloud Systems, Inc. stockholders' deficit	(38,654)	(16,386)
Non-controlling interest	(549)	343
Total stockholders' deficit	(39,203)	(16,043)

Total liabilities and stockholders’ deficit	$16,456	$54,569

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the years ended
	December 31,
	2017	2016

Revenue	$34,520	$59,110
Cost of revenue	27,492	45,002
Gross profit	7,028	14,108

Operating expenses:
Depreciation and amortization	559	1,326
Salaries and wages	6,412	13,856
Selling, general and administrative	6,966	11,443
Goodwill impairment charge	7,992	-
Intangible asset impairment charge	1,522	-
Total operating expenses	23,451	26,625

Loss from operations	(16,423)	(12,517)

Other income (expenses):
Change in fair value of derivative instruments	3,530	17,545
Change in fair value of Series M preferred stock	(6)	-
Interest expense	(7,050)	(13,754)
Gain on conversion of debt	-	416
Gain (loss) on extinguishment of debt, net	(8,857)	(9,587)
Loss on investment in equity method investee	-	(807)
Loss on disposal of subsidiary	(13,061)	(326)
Other expense	(2,138)	(1,563)
Total other expense	(27,582)	(8,076)

Loss from continuing operations before income taxes	(44,005)	(20,593)

(Benefit from) provision for income taxes	(672)	207

Net loss from continuing operations	(43,333)	(20,800)

Loss on discontinued operations, net of tax	(1,559)	(5,672)

Net loss	(44,892)	(26,472)

Net (loss) income attributable to non-controlling interest	(556)	11

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(44,336)	$(26,483)

Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:
Net loss from continuing operations	$(14.04)	$(19.82)
Net loss on discontinued operations, net of taxes	$(0.51)	$(5.40)
Net loss per share	$(14.55)	$(25.23)

Weighted average common shares outstanding, basic and diluted	3,046,643	1,049,866

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Common Stock Warrants		Series J Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Balance, January 1, 2016	72,582	$3	477	$259	-	$-	1,072	$-	$117,706	$(122,500)	$332	$(4,200)

Issuance of shares pursuant to bridge financing agreement	1,250	-	-	-	-	-	-	-	320	-	-	320
Issuance of common stock to employees and directors for services	5,111	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock to non-employees for services	1,387	-	-	-	-	-	-	-	189	-	-	189
Issuance of common stock to employee for incentive earned	347	-	-	-	-	-	-	-	50	-	-	50
Issuance of common stock pursuant to acquisition of assets of SDN Essentials, LLC	2,625	-	-	-	-	-	-	-	1,040	-	-	1,040
Issuance of common stock pursuant to acquisition of assets of 8760 Enterprises	2,250	-	-	-	-	-	-	-	135	-	-	135
Issuance of common stock pursuant to promissory notes	78,326	-	-	-	-	-	-	-	3,083	-	-	3,083
Issuance of common stock pursuant to Forward Investments LLC promissory notes	61,628	-	-	-	-	-	-	-	2,258	-	-	2,258
Issuance of common stock pursuant to Smithline convertible note	1,965	-	-	-	-	-	-	-	371	-	-	371
Issuance of common stock pursuant to payment Senior secured convertible note, JGB (Cayman) Concord Ltd.	53,775	-	-	-	-	-	-	-	1,304	-	-	1,304
Issuance of common stock pursuant to loan covenants	2,250	-	-	-	-	-	-	-	828	-	-	828
Issuance of common stock upon conversion of related party debt	625	-	-	-	-	-	-	-	200	-	-	200
Purchase of treasury shares	(1,997)	(1)	-	-	-	-	1,997	(1)	-	-	-	(2)
Stock compensation expense	-	-	-	-	-	-	-	-	3,385	-	-	3,385
Issuance of warrants issued upon settlement of accounts payable	-	-	6,250	460	-	-	-	-	-	-	-	460
Issuance of warrants pursuant to JGB Amendment Agreement	-	-	2,250	972	-	-	-	-	-	-	-	972
Issuance of warrants pursuant to 8760 acquisition	-	-	1,875	36	-	-	-	-	-	-	-	36
Net income (loss)	-	-	-	-	-	-	-	-	-	(26,483)	11	(26,472)

Ending balance, December 31, 2016	282,124	2	10,852	1,727	-	-	3,069	(1)	130,869	(148,983)	343	(16,043)

Issuance of shares pursuant to Forward Investments LLC promissory notes	2,900,103	29	-	-	-	-	-	-	5,935	-	-	5,964
Issuance of shares pursuant to Dominion Convertible notes	711,629	7	-	-	-	-	-	-	2,973	-	-	2,980
Issuance of common stock pursuant to payment Senior secured convertible note, JGB (Cayman) Concord Ltd.	320,879	4	-	-	-	-	-	-	2,328	-	-	2,332
Issuance of common stock pursuant to payment Senior secured convertible note, JGB (Cayman) Waltham Ltd.	767,892	8	-	-	-	-	-	-	1,139	-	-	1,147
Issuance of shares pursuant to MEF I (Magna) convertible note	276,930	3	-	-	-	-	-	-	723	-	-	726
Issuance of shares pursuant to Smithline convertible note	133,736	1	-	-	-	-	-	-	725	-	-	726
Purchase of treasury shares	(921)	(1)	-	-	-	-	921	(1)	-	-	-	(2)
Cancellation of shares previously issued	(20,013)	(1)	-	-	-	-	-	-	-	-	-	(1)
Reclassification of warrants issued pursuant to JGB Amendment Agreement	-	-	(2,250)	(972)	-	-	-	-	939	-	-	(33)
Reclassification of warrants issued pursuant to 8760 Acquisition	-	-	(1,875)	(36)	-	-	-	-	33	-	-	(3)
Reclassification of warrants issued pursuant to bridge agreement (GPB)	-	-	-	(258)	-	-	-	-	258	-	-	-
Reclassification of warrants issued pursuant to settlement of AP (SRFF)	-	-	(6,250)	(460)	-	-	-	-	385	-	-	(75)
Loan forgiveness to related party	-	-	-	-	-	-	-	-	182	-	-	182
Stock compensation expense	14,250	-	-	-	-	-	-	-	1,172	-	-	1,172
Stock split rounding adjustment	2	-	-	-	-	-	-	-	-	-	-	-
Retirement of treasury shares	-	-	-	-	-	-	(3,652)	-	-	-	-	-
Issuance of warrants to employees	-	-	382,300	734	-	-	-	-	-	-	-	734
Issuance of warrant to Elliott Cameron	-	-	25,000	13	-	-	-	-	-	-	-	13
Exercise of JGB February 2017 warrants	310,978	3	-	-	-	-	-	-	997	-	-	1,000
Issuance of shares pursuant to RDW Capital LLC convertible notes	3,640,359	37	-	-	-	-	-	-	2,236	-	-	2,273
Issuance of Series J preferred stock to related party debt holders	-	-	-	-	1,000	-	-	-	4,918	-	-	4,918
Reclassification of warrants issued pursuant to JGB Amendment Agreement	-	-	2,250	7	-	-	-	-	-	-	-	7
Reclassification of warrants issued pursuant to settlement of AP (SRFF)	-	-	6,250	16	-	-	-	-	-	-	-	16
Cancellation of previously issued warrants to employees pursuant to issuance of Series M preferred stock	-	-	(382,300)	(734)	-	-	-	-	-	-	-	(734)
Forfeiture of RSUs	-	-	-	-	-	-	-	-	(1,274)	-	-	(1,274)
Acquisition of interest in SDN Systems, LLC	-	-	-	-	-	-	-	-	-	-	(336)	(336)
Net income (loss)	-	-	-	-	-	-	-	-	-	(44,336)	(556)	(44,892)

Ending balance, December 31, 2017	9,337,948	$92	33,977	$37	1,000	$-	338	$(2)	$154,538	$(193,319)	$(549)	$(39,203)

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	For the year ended
	December 31,

	2017	2016

Cash flows from operating activities:
Net loss	$(44,892)	$(26,472)

Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations	1,559	5,672
Depreciation and amortization	559	1,326
Provision for bad debts	675	30
Amortization of debt discount and deferred debt issuance costs	2,897	6,903
Stock compensation for services	634	3,385
Issuance of shares to non-employees for services	12	104
Loss on investment in equity method investee	-	23
Change in fair value of derivative instruments	(3,530)	(17,545)
Change in fair value of Series M preferred stock	6
Deferred income taxes	(763)	(35)
Gain (loss) on conversion of debt	-	(416)
Loss on extinguishment of debt	8,857	9,587
Write off of investment in equity method investee	-	777
Reserve for loans to employees	-	891
Loss on disposal of subsidiary	4,620	(326)
Goodwill impairment	7,992	-
Intangible asset impairment	1,522	-
Changes in operating assets and liabilities:
Accounts receivable	75	303
Other assets	132	813
Deferred revenue	769	(33)
Accounts payable and accrued expenses	3,948	1,713
Income taxes payable	(38)	(599)
Net cash used in operating activities of continuing operations	(14,966)	(13,899)
Net cash provided by operating activities of discontinued operations	13,208	2,870
Net cash used in operating activities	(1,758)	(11,029)
	.
Cash flows from investing activities:
Purchases of equipment	(29)	(93)
Disposal of vehicle	1	-
Issuance of notes receivable	484	(873)
Cash proceeds from sale of Highwire	4,000	-
Cash proceeds from sale of SDNE	1,134	-
Net cash paid upon disposal of the AWS Entities	(105)	-
Net cash paid upon the disposal of Nottingham	(8)	-
Cash received for acquired assets	-	112
Net cash provided by (used in) investing activities of continuing operations	5,477	(854)
Net cash provided by investing activities of discontinued operations	-	21,852
Net cash provided by investing activities	5,477	20,998

Cash flows from financing activities:
Proceeds from bank borrowing	15	-
Repayments of bank borrowings	(7)	(10)
Proceeds from term loans	680	495
Proceeds from related-party loans	75	-
Repayments of term loans	(1,475)	(15,083)
Term loan-related payments from proceeds of sale of Highwire	(3,625)	-
Repayments of receivables purchase agreements	(481)	-
Cancellation of shares issed for interest	(1)	-
Proceeds from third-party borrowings	-	1,474
Repayments of third-party borrowings	-	(1,000)
Restricted cash applied to long term loans	-	(2,000)
Repurchase of common shares	-	1
Net cash used in financing activities	(4,819)	(16,123)

Net decrease in cash	(1,100)	(6,154)

Cash, beginning of year	1,781	7,935

Cash, end of year	$681	$1,781

Supplemental disclosures of cash flow information:
Cash paid for interest	$232	$3,012
Cash paid for income taxes	$86	$115

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$16,147	$7,216
Addition to debt discount	$2,387	$3,042
Issuance of shares of Series J preferred stock pursuant to conversion of related-party debt	$4,917	$-
Issuance of shares of Series K preferred stock pursuant to conversion of term loan debt	$735	$-
Issuance of shares of Series L preferred stock pursuant to conversion of term loan debt	$152	$-
Issuance of shares of Series M preferred stock pursuant to cancellation of warrants	$3,021	$-
Acqusition of interest in SDN Systems, LLC	$336	$-
Issuance of warrants pursuant to acquisition	$-	$36
Issuance of warrant pursuant to JGB Waltham and JGB Concord amendment	$-	$972
Issuance of shares pursuant to acquisitions	$-	$1,174
Issuance of shares in lieu of cash compensation	$-	$189
Issuance of warrants for settlement of accounts payable	$-	$460
Issuance of shares for payout of incentives earned	$-	$50
Issuance of shares pursuant to loan covenants	$-	$828
Issuance of shares pursuant to bridge financing agreement	$-	$320

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	DESCRIPTION OF BUSINESS

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the State of Delaware. The Company provides networking orchestration and automation for IOT (Internet of things), software-defined networking (“SDN”) and network function virtualization (“NFV”) environments to telecommunication service providers and corporate enterprise markets. On October 31, 2013, the Company’s common stock and warrants were listed on the NASDAQ Capital Market under the symbols "ICLD" and "ICLDW," respectively. As of October 6, 2016, the Company’s stock and warrants were delisted from the NASDAQ Capital Market and commenced trading on the OTCQB Venture Market. On February 13, 2018, our stock and warrants commenced trading on OTC Pink Current Information.

The Company is comprised of the following operating units:

●	T N S, Inc. T N S, Inc. (“T N S”) is a Chicago-based structured cabling company and DAS installer that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. T N S extends the Company’s geographic reach to the Midwest area and its client reach to end-users, such as multinational corporations, universities, school districts and other large organizations that have significant ongoing next generation network needs.

●	Rives-Monteiro Engineering LLC and Rives-Monteiro Leasing, LLC. Rives-Monteiro Engineering, LLC (“RM Engineering”) is a cable firm based in Tuscaloosa, Alabama that performs engineering services in the Southeastern United States and internationally, and Rives-Monteiro Leasing, LLC (“RM Leasing”, and together with RM Engineering, “Rives-Monteiro”), is an equipment provider for cable-engineering services firms. RM Engineering provides services to customers located in the United States and Latin America.

●	SDN Systems, LLC. SDN Systems, LLC (“SDNS”) sells its software solutions under the brand of Netlayer.io. This is an SDN Orchestration platform with various other network capabilities such as analytics, machine learning functions and SD-WAN or Software Defined Wide Area Networking.

●	ADEX Corporation. ADEX Corporation (“ADEX”), which the Company sold during February 2018, is an Atlanta-based provider of engineering and installation services and staffing solutions and other services to the telecommunications industry. ADEX’s managed solutions diversified the Company’s ability to service its customers domestically and internationally throughout the project lifecycle.

2.	GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the year ended December 31, 2017, the Company generated gross profits from operations but was unable to achieve positive cash flow from operations. The Company’s management expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the years ended December 31, 2017 and 2016, the Company suffered recurring losses from operations, has violated loan covenants and has had events of default. At December 31, 2017 and 2016, the Company had a stockholders’ deficit of $39,203 and $16,043, respectively. At December 31, 2017, the Company had a working capital deficit of approximately $20,506, as compared to a working capital deficit of approximately $39,413 at December 31, 2016. The increase of $18,907 in the Company’s working capital from December 31, 2016 to December 31, 2017 was primarily the result of a decrease in outstanding balances of term loans and notes to related parties.

On or prior to March 31, 2019, the Company has obligations relating to the payment of indebtedness on term loans and notes to related parties of $11,898 and $75, respectively. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to March 31, 2019 from earnings from operations, the sale of certain operating assets or businesses and from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through March 31, 2019. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS IN AFFILIATE COMPANIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011 – sold in April 2017 in connection with the sale of the AWS Entities), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), ADEX Corporation, ADEX Puerto Rico, LLC and Highwire (collectively, “ADEX” or “ADEX Entities”) (since September 2012 – Highwire was sold in January 2017 – refer to Note 5, Acquisitions and Disposals of Subsidiaries, for further detail, and the ADEX Entities were sold in February 2018 – refer to Note 22, Subsequent events, for further detail), TNS, Inc. (“TNS”) (since September 2012), AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013 – the AWS Entities were sold in April 2017 – refer to Note 5, Acquisitions and Disposals of Subsidiaries, for further detail), SDN Essentials, LLC (“SDNE”) (since January 2016 – SDNE was sold in May 2017 – refer to Note 5, Acquisitions and Disposals of Subsidiaries, for further detail), and SDN Systems, LLC (“SDNS”) (since January 2017). The results of operations of the Company’s former subsidiaries, VaultLogix, LLC (“VaultLogix”) (since October 2014), PCS Holdings LLC (“Axim”) (since December 2014), Integration Partners – NY Corporation (“IPC) (since January 2014 – the assets were sold in November 2017), and RentVM Inc. (“RentVM”) (since February 2014 – discontinued in November 2017 in connection with the sale of the assets of the IPC subsidiary), have been included as discontinued operations on the accompanying financial statements. In February 2016, the Company consummated the sale of certain assets of VaultLogix, in April 2016, the Company consummated the sale of all assets of Axim, and in November 2017, the Company began the process of discontinuing the IPC business (refer to Note 21, Discontinued Operations, for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling voting interest and a variable interest in a variable interest entity (“VIE”) in which the Company is deemed to be the primary beneficiary.

The consolidated financial statements include the accounts of Rives-Montiero Engineering, LLC (“RM Engineering”) (since December 2011), in which the Company owns an interest of 49%. The Company has the ability to exercise its call option to acquire the remaining 51% of RM Engineering for a nominal amount and thus makes all significant decisions related to RM Engineering even though it absorbs only 49% of the losses. Additionally, substantially all of the entity’s activities either involve or are conducted on behalf of the entity by the 51% holder of RM Engineering.

The consolidation of RM Engineering resulted in increases of $675 in assets and $260 in liabilities in the Company’s consolidated balance sheet and $2,199 in revenue and $397 in net loss in the consolidated statement of operations as of and for the year ended December 31, 2017.

The consolidation of RM Engineering resulted in increases of $1,025 in assets and $213 in liabilities in the Company’s consolidated balance sheet and $3,080 in revenue and $1 in net income in the consolidated statement of operations as of and for the year ended December 31, 2016.

On December 17, 2015, the Company acquired a 13.7% ownership interest in NGNWare, LLC (“NGNWare”) for $800. The Company did not hold a controlling financial interest but had the ability to exercise significant influence over the operating and financial policies of NGNWare. As such, the Company accounted for the investment in NGNWare under the equity method of accounting.

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

In June 2016, the Company made a loan to SDN Systems, LLC (“SDNS”). The loan is convertible into a 90% ownership stake in SDNS. The Company is the primary source of capital for SDNS. The Company evaluated the investment in SDNS at both December 31, 2017 and 2016. At December 31, 2016, SDNS did not meet the criteria to be included as a VIE, but at December 31, 2017, the criteria for a VIE were met. As such, the operations of SDNS have been included in the Company’s consolidated statement of accounts.

The consolidation of SDNS resulted in increases of $9 in assets and $92 in liabilities in the Company’s consolidated balance sheet and $354 in net loss in the consolidated statement of operations as of and for the year ended December 31, 2017.

The consolidated financial statements reflect all adjustments, consisting of recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission.

BASIS OF PRESENTATION

The consolidated financial statements have been presented on a comparative basis. During the year ended December 31, 2017, the Company disposed of six subsidiaries. During the year ended December 31, 2016, the Company disposed of two subsidiaries. The results of certain of these subsidiaries are included within discontinued operations for the years ended December 31, 2017 and 2016. The Company retrospectively updated the consolidated financial statements as of and for the year ended December 31, 2016 to reflect this change.

REVERSE STOCK SPLITS

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

On February 22, 2018, the Company filed a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-one hundred reverse split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of the open of trading on February 23, 2018. The Company’s stockholders, by written consent dated December 5, 2017, had previously authorized the Company’s Board of Directors to effect a reverse stock split within a range of ratios, including one-for-one hundred, at any time within one year following the date of such written consent, as determined by the board.

All common share, warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the one-for-four reverse stock split that was effected on July 12, 2017 and the one-for-one hundred reverse stock split that was effected on February 23, 2018. There was no change to the number of authorized shares of common stock of the Company as a result of the reverse stock split. The par value of the Company’s common stock was unchanged at $0.0001 per share post-split.

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

SEGMENT INFORMATION

During 2016, the Company consummated the sale of certain assets of its former VaultLogix and Axim subsidiaries. These subsidiaries comprised the Company’s former cloud services segment. Additionally, during 2017, the Company sold the assets of its IPC subsidiary and returned its interest in Nottingham. These entities comprised the Company’s former managed services segment. As such, the Company concluded that it had two reportable segments as of December 31, 2017: applications and infrastructure and professional services.

The Company’s reporting units have been aggregated into one of two operating segments due to their similar economic characteristics, products, or production and distribution methods. The first operating segment is applications and infrastructure, which is comprised of the components TNS, the AWS Entities (sold by the Company in April 2017), Tropical (sold by the Company in April 2017 in connection with the sale of the AWS Entities), and RM Engineering. The Company’s second operating segment is professional services, which consists of the ADEX entities (sold by the Company in February 2018) and SDNE (sold by the Company in May 2017). The operating segments mentioned above constitute reporting segments.

Refer to Note 20, Segment Information, for a detailed discussion on the change in reporting segments.

CASH AND CASH EQUIVALENTS

Cash consists of checking accounts and money market accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. Allowance for doubtful accounts was $696 and $412 at December 31, 2017 and 2016, respectively.

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

GOODWILL AND INDEFINTITE LIVED INTANGIBLE ASSETS

Goodwill was generated through the acquisitions made by the Company. As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for each of the completed acquisitions. At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to the Company by the acquired entity (refer to Note 5, Acquisitions and Disposals of Subsidiaries, for further detail).

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

Goodwill has been assigned to the reporting unit to which the value relates. The Company aggregates its reporting units and tests its goodwill for impairment at the operating segment level. The Company tests goodwill by estimating the fair value of the reporting unit using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value.

The Company tested the indefinite-lived intangible assets using a Relief From Royalty Method (“RFRM”) under the Income Approach in conjunction with a Market Approach Method. The key assumptions used in the RFRM model include revenue growth rates, the terminal value and the assumed discount rate. The Market Approach Method uses one or more methods that compare the Company to similar businesses, business ownership interest and securities that have been sold. Certain elements of the Market Approach Method are incorporated in the RFRM. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The Company can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods within all segments.

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

REVENUE RECOGNITION

The Company’s revenues are generated from its two reportable segments: applications and infrastructure and professional services. The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure segment is comprised of TNS, the AWS Entities (sold by the Company in April 2017), Tropical (sold by the Company in April 2017 in connection with the sale of the AWS Entities), and RM Engineering. Applications and infrastructure service revenue is derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The contracts of TNS and RM Engineering provide that payment for the Company’s services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

The AWS Entities, which was sold by the Company in April 2017, and which included 8760 Enterprises from September 14, 2016 through December 31, 2016, generally recognized revenue using the percentage of completion method. Revenues and fees under the contracts of these entities were recognized utilizing the units-of-delivery method, which used measures such as task completion within an overall contract. The units-of-delivery approach is an output method used in situations where it is more representative of progress on a contract than an input method, such as the efforts-expended approach. Provisions for estimated losses on uncompleted contracts, if any, were made in the period in which such losses were determined. Changes in job performance conditions and final contract settlements could have resulted in revisions to costs and income, which were recognized in the period in which revisions were determined.

The AWS Entities also generated revenue from service contracts with certain customers. These contracts were accounted for under the proportional performance method. Under this method, revenue was recognized in proportion to the value provided to the customer for each project as of each reporting date.

The revenues of the Company’s professional services segment, which was comprised of its ADEX subsidiaries (sold by the Company in February 2018) and SDNE (sold by the Company in May 2017), were derived from contracted services to provide technical engineering and management solutions to large voice and data communications providers, as specified by their clients. The contracts provided that payments made for the Company’s services might have been based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under these contracts were generally provided within one month. Occasionally, the services might have been provided over a period of up to four months. If it was anticipated that the services would span a period exceeding one month, depending on the contract terms, we provided either progress billing at least once a month or upon completion of the clients’ specifications. The aggregate amount of unbilled work-in-progress recognized as revenues was insignificant at December 31, 2017 and 2016.

ADEX’s former Highwire division (“Highwire”), sold by the Company in February 2017, generated revenue through its telecommunications engineering group, which contracted with telecommunications infrastructure manufacturers to install the manufacturer’s products for end users. This division of ADEX recognized revenue using the proportional performance method. Under this method, revenue was recognized as projects within contracts were completed as of each reporting date.

The Company’s applications and infrastructure segment sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue when the work is complete.

The Company’s former IPC subsidiary, which was included in the Company’s managed services segment and sold by the Company during November 2017, was a value-added reseller that generated revenues from the resale of voice, video and data networking hardware and software contracted services for design, implementation and maintenance services for voice, video, and data networking infrastructure. IPC’s customers were higher education organizations, governmental agencies and commercial customers. IPC also provided maintenance and support and professional services. For certain maintenance contracts, IPC assumed responsibility for fulfilling the support to customers and recognized the associated revenue either on a ratable basis over the life of the contract or, if a customer purchased a time and materials maintenance program, as maintenance was provided to the customer. Revenue for the sale of third-party maintenance contracts was recognized net of the related cost of revenue.  In a maintenance contract, all services were provided by the Company’s third-party providers. As a result, the Company concluded that IPC was acting as an agent and IPC recognized revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction. As IPC was under no obligation to perform additional services, revenue was recognized at the time of sale rather than over the life of the maintenance agreement.

IPC also generated revenue through the sale of a subscription-based cloud services to its customers. Revenue related to these customers was deferred until the services were performed. This revenue was reported in the former managed services segment.

For multiple-element arrangements, IPC recognized revenue in accordance with ASC Topic 605-25, Arrangements with Multiple Deliverables. The Company allocated revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) of selling price if VSOE is not available, and finally the Company’s estimate of the selling price if neither VSOE nor TPE is available. VSOE existed when the Company sold the deliverables separately and represented the actual price charged by the Company for each deliverable. Estimated selling price reflected the Company’s best estimate of what the selling prices of each deliverable would be if it were sold regularly on a stand-alone basis taking into consideration the cost structure of the Company’s business, technical skill required, customer location and other market conditions. Each element that had stand-alone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting was recognized when the service was provided or the product was delivered.

IPC revenue has been included in discontinued operations for the years ended December 31, 2017 and 2016.

The Company’s former VaultLogix subsidiary, which was sold in February 2016, provided cloud-based on-line data backup services to its customers. Certain customers paid for their services before service began. Revenue for these customers was deferred until the services were performed. For all services, VaultLogix recognized revenue when services were provided, evidence of an arrangement existed, fees were fixed or determinable and collection was reasonably assured.

LONG-LIVED ASSETS, INCLUDING DEFINITE-LIVED INTANGIBLE ASSETS

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets primarily consist of non-compete agreements and customer relationships. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2017, the Company’s largest customer was Uline. This customer accounted for 17% of consolidated revenues for the year ended December 31, 2017. In addition, amounts due from this customer represented 4% of trade accounts receivable as of December 31, 2017. The Company did not have a customer accounting for 10% or greater of consolidated revenues for the year ended December 31, 2016.

The Company’s customers in its applications and infrastructure and professional services segments are located within the United States of America and Puerto Rico. Revenues generated within the United States of America accounted for approximately 98% and 98% of consolidated revenues for the years ended December 31, 2017 and 2016, respectively. Revenues generated from foreign sources accounted for approximately 2% and 2% of consolidated revenues for the years ended December 31, 2017 and 2016, respectively.

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

Breach of Contract Action

In July 2013, a complaint was filed against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida titled The Farkas Group, Inc., The Atlas Group of Companies, LLC and Michael D. Farkas v. InterCloud Systems, Inc. (Case No. 502013CA01133XXXMB) for breach of contract and unjust enrichment. In the complaint, the plaintiffs allege that the Company has breached contractual agreements between the Company and plaintiffs pertaining to certain indebtedness amounting to approximately $116 allegedly owed by the Company to the plaintiffs and the Company’s agreement to convert such indebtedness into shares of the Company’s common stock. The plaintiff alleges that they are entitled to receive in the aggregate 5,426 shares of the Company’s common stock or aggregate damages reflecting the trading value at the high price for the common stock. The Company has asserted as a defense that such indebtedness, together with any right to convert such indebtedness into shares of common stock, was cancelled pursuant to the terms of a Stock Purchase Agreement dated as of July 2, 2009 between the Company and the plaintiffs. The Farkas Group was a control person of the Company during the period that it was a public “shell” company and facilitated the transfer of control of the Company to its former chief executive officer, Gideon Taylor. This matter is presently set on the court’s non-jury trial docket. The Company intends to continue to vigorously defend this lawsuit.

On May 15, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York, County of New York titled Grant Thornton LLP v. InterCloud Systems, Inc., Case No. 652619/2017, for breach of contract, quantum meruit and unjust enrichment. In the complaint, the plaintiff alleges that the Company breached an agreement with the plaintiff by failing to pay the fees of the plaintiff of approximately $769 and to reimburse the plaintiff for its related expenses for a proposed audit of the Company’s financial statements for the year ended December 31, 2015. The Company intends to vigorously defend this action, and has commenced a separate action against Grant Thornton LLP in the Supreme Court of the State of New York, County of New York titled InterCloud Systems, Inc. v. Grant Thornton LLP, Case No. 65424/2017 for breach of contract and fraudulent inducement relating to the engagement letter between the Company and Grant Thornton LLP and to recover the fees the Company paid to Grant Thornton LLP, as well as other damages.

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

On April 2, 2018, the Company received a notification from the SEC that they were closing the investigation and do not intend to recommend enforcement action against the Company.

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

As of December 31, 2017, no accruals for loss contingencies have been recorded as the outcomes of these cases are neither probable nor reasonably estimable.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and all derivative instruments are reflected as either assets or liabilities at fair value on the consolidated balance sheets. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between able and willing market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820, based on the hierarchical framework associated with the three levels or price transparency utilized in measuring financial instruments at fair value as discussed above.

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

The Company follows the guidance set forth within ASC Topic 740, Income Taxes (“ASC Topic 740”), which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense. As of December 31, 2017 and 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that any uncertain tax positions would not have a material impact on its results of operations.

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

The Company applies ASC 505-50, Equity Based Payments to Non-Employees (“ASC Topic 505”), with respect to options and warrants issued to non-employees which require the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

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

Diluted Earnings per Share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. As of December 31, 2017, the Company’s common stock equivalents included 80,569,943 shares that could be converted based on certain convertible preferred stock, 13,742,977 shares that could be converted based on outstanding debt, 33,339 shares related to outstanding warrants, and 417 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. As of December 31, 2016, the Company’s common stock equivalents included 166,262 shares that could be converted based on outstanding debt, 22,085 shares related to outstanding warrants, and 438 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Potential common shares includable in the computation of fully-diluted per share results are not presented for the years ended December 31, 2017 and 2016 in the consolidated financial statements as their effect would be anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The adopted this standard using the modified retrospective approach on January 1, 2018.

In preparation for adoption of the standard, the Company evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied.

The Company does not expect reported revenue to be affected materially in any period due to the adoption of ASC Topic 606 because: (1) the Company expects to identify similar performance obligations under Topic 606 as compared with deliverables and separate units of account previously identified; (2) the Company has determined the transaction price to be consistent; and (3) the Company records revenue at the same point in time, upon delivery of services, under both ASC Topic 605 and Topic 606, as applicable under the terms of the contract with the customer. Additionally, the Company does not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be affected materially in any period due to the adoption of Topic 606.

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. The Company has evaluated its policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which became effective for public entities for annual reporting periods beginning after December 15, 2016. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The Company has elected to early adopt the requirements of ASU 2015-17 and the results of such adoption are presented within these consolidated financial statements. The adoption did not have a material effect on the Company’s consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which became effective for public entities for annual reporting periods beginning after December 15, 2016. ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The Company adopted the provisions of ASU 2016-06 effective January 1, 2017. The adoption of ASU 2016-06 did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which became effective for public entities for annual reporting periods beginning after December 15, 2016. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The Company adopted the provisions of ASU 2016-07 effective January 1, 2017. The adoption of ASU 2016-07 did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance became effective for the Company beginning on January 1, 2017. The Company adopted the provisions of ASU 2016-09 effective January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance became effective for the Company beginning after December 15, 2017, although early adoption was permitted. The Company adopted the provisions of ASU 2016-15 effective January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control (“ASU 2016-17”). The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU became effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company adopted the provisions of ASU 2016-17 effective January 1, 2017. The adoption of ASU 2016-17 did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption of this standard is permitted. The Company adopted the provisions of ASU 2017-01 effective January 1, 2017. The adoption of ASU 2017-01 had no impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted. The Company adopted the provisions of ASU 2017-04 effective January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU no. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The amendments in this update will be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted the provisions of ASU 2017-09 effective January 1, 2018. The Company does not expect ASU 2017-09 to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the effects of ASU 2017-11 on its consolidated financial statements.

4.	LOANS RECEIVABLE

Loans receivable as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Loans to employees, net of reserves of $924 and $891, respectively, due December 2018	$4	$37
Loan to third party, due December 2017	$-	$345
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., due April 2018	$3,613	$-
Loans receivable	$3,617	$382

Loans to employees bear interest at rates between 2% and 3% per annum. As of December 31, 2017 and 2016, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve of $924 and 891 on the balance of loans to employees as of December 31, 2017 and 2016, respectively.

On April 25, 2017, the Company sold 80.1% of the assets associated with its AWS Entities subsidiaries (refer to Note 5, Disposals of Subsidiaries, for further detail). In connection with the sale, the Company received from the buyer a one-year convertible promissory note in the principal amount of $2,000. This note accrues interest at a rate of 8% per annum. The interest income associated with this loan receivable during the year ended December 31, 2017 amounted to $69. This note is convertible into shares of common stock of the buyer at a conversion price per share equal to 75% of the lowest VWAP during the fifteen (15) trading days immediately prior to the conversion date.

The Company evaluated the convertible note’s settlement provisions and elected the fair value option afforded in ASC 825, Financial Instruments, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of derivative instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using a Monte Carlo simulation. The sum of these two valuations is the fair value of the loan receivable. On April 25, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,057, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $1,174. The total fair value of $2,231 was recorded in the consolidated balance sheet.

On December 22, 2017, the Company assigned $105 of the note receivable to RDW Capital LLC in exchange for cash of $100.

On December 31, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,650, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $1,963. The total fair value of $3,613 was included in loans receivable on the consolidated balance sheet as of December 31, 2017. The Company recorded the change in fair value as a gain of $1,718 on the consolidated statement of operations for the year ended December 31, 2017.

During March 2018, the Company assigned additional amounts of the notes receivable to RDW Capital LLC (refer to Note 22, Subsequent Events, for further detail).

The fair value of the note receivable as of December 31, 2017 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$2,005

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.39%
Life of conversion feature (in years)	0.32
Volatility	272%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date.

5.	ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

Disposal of the Highwire of ADEX

On January 31, 2017, the Company sold the Highwire division of ADEX. This division accounted for approximately $365 and $10,993 in revenues for the years ended December 31, 2017 and 2016, respectively. Under the terms of the sale, the Company received $4,000 in total proceeds and an additional working capital adjustment of approximately $400 that was paid in October 2017. The Company used proceeds from the sale to make payments on term loans (refer to Note 11, Term Loans, for further detail). In connection with the sale, the Company completed an ASC 350-20 goodwill fair value assignment, which allocated $3,003 from the reporting unit to Highwire.

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

Based on the Company’s analysis, the Company recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the consolidated statement of operations for the year ended December 31, 2017.

As a result of the disposal of the Highwire division of ADEX, the Company recorded a gain on disposal of subsidiaries of $695 to the consolidated statement of operations for the year ended December 31, 2017.

Disposal of the AWS Entities

On April 25, 2017, the Company sold 80.1% of the assets associated with its AWS Entities subsidiaries. The AWS Entities accounted for approximately $3,235 and $11,742 in revenues for the years ended December 31, 2017 and 2016, respectively. The purchase price paid by buyer for the assets included the assumption of certain liabilities and contracts associated with the AWS Entities, the issuance to the Company of a one-year convertible promissory note in the principal amount of $2,000 (refer to Note 4, Loans Receivable, for further detail), and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA of the AWS Entities for the six-month period immediately following the closing and (ii) $1,500. In addition, the asset purchase agreement contains a working capital adjustment. The Company has not yet finalized the numbers for the working capital adjustment. The potential earn-out was settled on February 16, 2018 (refer to Note 22, Subsequent Events, for further detail).

Based on the Company’s analysis in accordance with ASC 350-20-40-7, the Company recorded goodwill impairment for TNS and RM Engineering of $596 and $25, respectively, and intangible asset impairment for TNS and RM Engineering of $123 and $39, respectively, in the consolidated statement of operations for the year ended December 31, 2017, as a result of the sale of the AWS Entities.

As a result of the disposal of the AWS Entities, the Company recorded a loss on disposal of subsidiaries of $5,900 to the consolidated statement of operations for the year ended December 31, 2017.

Disposal of SDNE

On May 15, 2017, the Company sold its SDNE subsidiary. SDNE accounted for approximately $1,671and $4,731 in revenues for the years ended December 31, 2017 and 2016. Under the terms of the sale, the Company was to receive $1,400 in cash and a working capital adjustment of $61 to be paid within 150 days of closing. The Company received cash proceeds of $1,411, with $50 being held in escrow as of December 31, 2017.

Based on the Company’s analysis in accordance with ASC 350-20-40-7, the reporting units in the Company’s professional services segment were not impaired as a result of the SDNE sale.

As a result of the disposal of SDNE, the Company recorded a gain on disposal of subsidiaries of $585 to the consolidated statement of operations for the year ended December 31, 2017.

The Company completed the below pro forma data for the years ended December 31, 2017 and 2016 to reflect the impact of the sales described above on the Company’s financial results as though the transactions occurred at the beginning of the reported periods:

	For the year ended
	December 31,
	2017	2016

Revenue	$29,249	$31,644
Loss from continuing operations	(30,259)	(19,477)
Net loss	(31,818)	(25,149)
Net loss attributable to InterCloud Systems, Inc. common stockholders	(31,262)	(25,160)
Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:	(10.26)	(23.96)

6.	PROPERTY AND EQUIPMENT, NET

At December 31, 2017 and 2016, property and equipment consisted of the following:

	December 31,
	2017	2016
Vehicles	$646	$748
Computers and Office Equipment	93	422
Equipment	262	764
Software	-	176
Total	1,001	2,110
Less accumulated depreciation	(957)	(1,764)

Property and equipment, net	$44	$346

Depreciation expense for the years ended December 31, 2017 and 2016 was $76 and $187, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the Company's goodwill during the years ended December 31, 2017 and 2016 resulting from the above-described acquisitions by the Company of its operating segments.

	Applications and Infrastructure	Professional Services	Total
Balance December 31, 2015	$6,906	$9,257	$16,163

Acquisitions	565	824	1,389

Disposals	(565)	-	(565)

Balance December 31, 2016	$6,906	$10,081	$16,987

Disposals	(4,979)	(4,016)	(8,995)

Impairment Charge	(1,927)	(6,065)	(7,992)

Balance December 31, 2017	$-	$-	$-

Intangible Assets

The following table summarizes the Company’s intangible assets as of December 31, 2017 and 2016:

		December 31, 2017
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Amortization Writeoff	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization
Customer relationship and lists	7-10 yrs	$4,521	$-	$(456)	$1,579	$(69)	$(3,824)	$1,751	$(4,972)
Non-compete agreements	2-3 yrs	248	-	(27)	624	(160)	(685)	-	(1,224)
URL's	Indefinite	8	-	-	-	(5)	(3)	-	-
Trade names	Indefinite	3,178	-	-	-	(1,288)	(982)	908	-

Total intangible assets		$7,955	$-	$(483)	$2,203	$(1,522)	$(5,494)	$2,659	$(6,196)

		December 31, 2016
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Amortization Writeoff	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization
Customer relationship and lists	7-10 yrs	$5,224	$145	$(856)	$8	$-	$-	$4,521	$(6,095)
Non-compete agreements	2-3 yrs	154	498	(287)	7	-	(124)	248	(1,821)
URL's	Indefinite	8	-	-	-	-	-	8	-
Trade names	Indefinite	3,178	-	-	-	-	-	3,178	-

Total intangible assets		$8,564	$643	$(1,143)	$15	$-	$(124)	$7,955	$(7,916)

During 2016, the Company evaluated the results of its former IPC subsidiary, which was included in the former managed services segment. The Company determined that actual revenues were not meeting its forecasted revenues. As a result, the Company recorded goodwill impairment expense of $1,114 and intangible asset impairment expense of $3,459 in loss on discontinued operations for the year ending December 31, 2016.

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

Based on the Company’s analysis, the Company recorded goodwill impairment for ADEX and SDNE of $2,885 and $261, respectively, and intangible asset impairment for ADEX and SDNE of $637 and $160, respectively, in the consolidated statement of operations for the year ended December 31, 2017.

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

Based on the Company’s analysis, the Company recorded goodwill impairment for TNS and RM Engineering of $596 and $25, respectively, and intangible asset impairment for TNS and RM Engineering of $123 and $39, respectively, in the consolidated statement of operations for year ended December 31, 2017.

During 2017, the Company evaluated the results of the ADEX entities, which are included in the Company’s professional services segment, and recorded goodwill impairment expense of $2,919 and intangible asset impairment expense of $486 in the consolidated statement of operations for the year ending December 31, 2017.

During 2017, the Company evaluated the results of TNS and RM Engineering, which are included in the Company’s applications and infrastructure segment, and recorded goodwill impairment expense of $1,253 and $53, respectively, and intangible asset impairment expense of $59 and $17, respectively, in the consolidated statement of operations for the year ending December 31, 2017.

As a result of impairment charges recording during the year ended December 31, 2017, the Company did not have goodwill as of December 31, 2017.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $483 and $1,140 for the years ended December 31, 2017 and 2016, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2018	$420
2019	420
2020	420
2021	369
2022	122
Total	$1,751

8.	ACCRUED EXPENSES

As of December 31, 2017 and 2016, accrued expenses consisted of the following:

	December 31,
	2017	2016
Accrued interest	$2,639	$7,170
Accrued expenses	2,602	1,774
Accrued compensation	2,767	716
	$8,008	$9,660

9.	FAIR VALUE MEASUREMENTS

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt, as of December 31, 2017 and December 31, 2016 was estimated at $12,034 and $43,729, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level of the debt would be considered as Level 2.

Contingent Consideration

The fair value of the Company’s contingent consideration payable was based on the Company’s evaluation as to the probability and amount of any earn-out that could have ultimately been payable. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration recorded at initial acquisition date and at each subsequent reporting period. The fair value of contingent consideration is measured at each reporting period and adjusted as necessary. The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation. As part of the sale of SDNE during May 2017, the contingent consideration was forgiven. The Company no longer had any contingent consideration to include on its consolidated balance sheet as of December 31, 2017.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

Fair Value of Derivatives

The Company utilizes a binomial lattice pricing model to determine the fair value of its derivative instruments.

Derivative Warrant Liabilities and Convertible Features

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Footnote 12, Derivative Instruments, for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company’s financial instruments carried at fair value at December 31, 2017 and 2016 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$3,145
Current derivative features related to warrant derivatives	-	-	234
Long-term derivative features related to convertible debentures	-	-	661
Long-term derivative features related to preferred stock	-	-	15,990
Fair value of Series M preferred stock	-	-	3,021

Total liabilities at fair value	$-	$-	$23,051

	December 31, 2016
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$1,749
Contingent consideration	-	-	515
Long-term derivative features related to convertible debentures	-	-	1,316

Total liabilities at fair value	$-	$-	$3,580

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2017 and 2016.

Amount
Balance as of January 1, 2016	$17,538
Change in fair value of derivative features related to convertible debentures	(19,660)
Change in fair value of warrant derivative	130
Fair value of contingent consideration	515
Fair value of derivative features related to JGB (Cayman) Concord Ltd. term loan	1,350
Adjustment of derivative liability upon extinguishment of debt	4,778
Fair value of make whole provision	280
Adjustment of derivative liability upon conversion of debt	(41)
Adjustment of derivative liability upon modification of debt	(1,552)
Fair value of derivative features related to Dominion term loan	242
Balance December 31, 2016	3,580
Change in fair value of derivative features related to convertible debentures	(3,139)
Change in fair value of warrant derivative	952
Reclassification of equity warrants to derivative	110
Fair value of JGB warrant derivative	65
Adjustment of derivative liability upon extinguishment of debt	2,241
Adjustment of make-whole provision upon payment	(815)
Fair value of derivative features related to MEF I, L.P.	250
Fair value of derivative features related to Dominion term loan	38
Fair value of derivative features related to RDW term loan	39
Cancellation of 8760 warrants	(2)
Settlement of contingent consideration	(515)
Reclassification of derivative warrants to equity	(45)
Adjustment upon exercise of JGB derivative warrant	(1,000)
Fair value of derivative features related to RDW term loan (July)	126
Fair value of derivative features related to RDW term loan (Sept)	122
Fair value of derivative features related to extinguishment RDW term loan (Hannibal ext)	911
Fair value of derivative features related to RDW term loan (Jadevaia)	374
Fair value of derivative features related to RDW term loan (London Bay exchange)	282
Fair value of derivative features related to London Bay term loan	600
Fair value of derivative features related to Westview term loan	282
Fair value of derivative features related to Series K preferred stock	15,748
Fair value of derivative features related to Series L preferred stock	1,664
Change in fair value of preferred stock derivatives	(1,422)
Fair value of Series M preferred stock	3,015
Change in fair value of Series M preferred stock	6
Adjustment of derivative liability upon conversion of debt	(416)
Balance December 31, 2017	$23,051

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

10.	BANK DEBT

As of December 31, 2017 and 2016, bank debt consisted of the following:

	December 31,
	2017	2016
Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 14.2%, guaranteed personally by principal shareholders of acquired companies, maturing July 2018	$103	$121
Equipment finance agreement, monthly principal of $1, maturing February 2020	11	-
	114	121
Less: Current portion of bank debt	(114)	(121)
Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the years ended December 31, 2017 and 2016 amounted to $16 and $10, respectively. The weighted average interest rate on bank debt during the years ended December 31, 2017 and 2016 was 14.2% and 8.4%, respectively. There are no financial covenants associated with the bank debt.

11.	TERM LOANS

At December 31, 2017 and 2016, term loans consisted of the following:

	December 31,
	2017	2016
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$2

Promissory note with company under common ownership by former owner of Tropical, 9.75% interest, monthly payments of interest only of $1, unsecured and personally guaranteed by officer, matured in November 2016	-	106

London Bay - VL Holding Company, LLC convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	1,403	7,408

WV VL Holding Corp convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	2,005	7,003

8% convertible promissory note, Tim Hannibal, unsecured, matured in October 2017	-	1,215

12% senior convertible note, unsecured, Dominion Capital, matured in January 2017, net of debt discount of $29	-	1,170

12% convertible note, Richard Smithline, unsecured, matured in January 2017, net of debt discount of $0 and $2, respectively	-	360

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019, net of debt discount of $0 and $3,136, respectively	3,091	1,900

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $0 and $1,668, respectively	11	2,080

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019, net of debt discount of $0 and $234, respectively	294	358

6% senior convertible term promissory note, unsecured, Dominion Capital, matured on January 31, 2018, net of debt discount of $1	69	-

12% senior convertible note, unsecured, Dominion Capital, matured in November 2017, net of debt discount of $0 and $65, respectively	75	475

Receivables Purchase Agreement with Dominion Capital, net of debt discount of $44	-	430

Promissory note issued to Trinity Hall, 3% interest, unsecured, matured in January 2018	500	500

9.9% convertible promissory note, RDW Capital LLC. July 14, 2017 Note, maturing on July 14, 2018, net of debt discount of $74	81	-

9.9% convertible promissory note, RDW Capital LLC. September 27, 2017 Note, maturing on September 27, 2018, net of debt discount of $91	64	-

9.9% convertible promissory note, RDW Capital LLC. October 12, 2017 Note, maturing on October 12, 2018	480	-

9.9% convertible promissory note, RDW Capital LLC. December 8, 2017 Note, maturing on December 8, 2018	133	-

Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	1,421	-

Promissory notes issued to Forward Investments, LLC, 3% interest, matured on January 1, 2018, unsecured	1,752	-

Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	390	-

Promissory note to Tim Hannibal, 8% interest, matured on January 9, 2018, unsecured	300	-
	12,071	23,007
Less: Current portion of term loans	(11,013)	(21,147)

Long-term portion term loans, net of debt discount	$1,058	$1,860

Future annual principal payments are as follows:

Year ending December 31,
2018	$11,179
2019	1,058

Total principal payments	$12,237

Future annual amortization of debt discounts is as follows:

Year ending December 31,
2018	$166
Thereafter	-

Total debt discount amortization	$166

The interest expense, including amortization of debt discounts, associated with the term loans payable in the years ended December 31, 2017 and 2016 amounted to $6,365 and $10,182, respectively.

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

As of March 31, 2016, there was no amount outstanding under the related party revolving line of credit.

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

Term Loan – 8% Convertible Promissory Notes

Effective as of October 9, 2014, the Company consummated the acquisition of all of the outstanding membership interests of VaultLogix and its affiliated entities for an aggregate purchase price of $36,796. The purchase price for the acquisition was payable to the sellers as follows: (i) $16,385 in cash, (ii) 2,522 shares of the Company’s common stock and (iii) $15,626 in unsecured convertible promissory notes. The closing payments were subject to customary working capital adjustments.

The promissory notes accrued interest at a rate of 8% per annum, and all principal and interest accrued under the promissory notes was payable on October 9, 2017. The promissory notes were convertible into shares of the Company’s common stock at a conversion price equal to $2,548.00 per share.

On July 18, 2017, the holder of the promissory note in the principal amount of $1,215 assigned the full outstanding amount of the note to a third party, RDW Capital, LLC (“RDW”) (refer to the “Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note” section of this note for further detail). The promissory note were subsequently cancelled when exchanged for new promissory notes of the Company.

During November 2017, the holders of the promissory notes in the principal amounts of $7,408 and $7,003, respectively, converted $5,405 and $4,998 of principal, respectively, into shares of the Company’s Series K preferred stock (refer to Note 18, Temporary Equity, for further detail). As a result of this conversion, the original notes were amended, with new principal amounts of $2,003 and $2,005, respectively (refer to the “London Bay – VL Holding Company LLC November 17, 2017 Amendment” and “WV VL Holding Corp November 17, 2017 Amendment” sections of this note for further detail).

London Bay – VL Holding Company LLC November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to London Bay – VL Holding Company LLC on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,003 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the amended note).

On December 8, 2017, the holder of the amended note assigned $600 of principal to RDW Capital LLC (refer to the “RDW December 8, 2017 9.9% Convertible Promissory Note” section of this note for further detail).

During the year ended December 31, 2017, the investor who holds the amended note did not convert any principal or accrued interest into shares of the company’s common stock.

WV VL Holding Corp November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to WV VL Holding Corp on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,005 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the amended note).

During the year ended December 31, 2017, the investor who holds the amended note did not convert any principal or accrued interest into shares of the company’s common stock.

Term Loan – Dominion Capital LLC 12% Promissory Note

The Company entered into a securities purchase agreement with an investor whereby the Company issued to the investor a demand promissory note, dated November 17, 2014, in the original principal amount of $1,000, with interest accruing at the rate of 12% per annum. The note matured on the earlier of: (x) November 10, 2015 or (y) upon demand by the investor, which such demand could be made any time 150 days following the issuance of the note upon 30 days’ written notice to the Company; provided, that $60 of interest was guaranteed by the Company regardless of when the note was repaid. The Company could have redeemed the note at any time prior to the maturity date for an amount equal to (i) 100% of the outstanding principal amount, plus (ii) a redemption premium equal to an additional 10% of the outstanding principal amount, plus (iii) any accrued and unpaid interest on the note. The redemption premium could be paid in cash or common stock at the option of the Company. The holder demanded repayment of the demand promissory note by May 16, 2015 and such note was converted on May 14, 2015 into 871 shares of the Company’s common stock. The Company recorded the conversion as a loss on conversion of debt of $264 on the consolidated statement of operations during the year ended December 31, 2015.

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

On August 6, 2015, the Company amended the May 14, 2015 term promissory note to increase the principal amount of the note to $1,060 and modify the terms of the promissory note to allow for the investor to convert the note into shares of the Company’s common stock. The term promissory note is convertible into shares of the Company’s common stock at the election of the investor at a conversion price equal to $800.00 per share, subject to certain adjustments.

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

Term Loan – Dominion Capital LLC August 6, 2015 Senior Convertible Note

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matured on January 6, 2017. At the election of the investor, the note was convertible into shares of the Company’s common stock at a conversion price equal to $800.00 per share, subject to adjustment as set forth in the agreement. The investor may have elected to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the August 6, 2015 convertible note.

During April 2016, the Company paid $117 in cash related to the principal amount of the outstanding note related to the August 6, 2015 senior convertible note.

During the year ended December 31, 2016, the investor who held the August 6, 2015 senior convertible note converted $1,053 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information. As a result of these conversions, the Company recorded a gain on conversion of debt of $197 in the consolidated statement of operations for the year ended December 31, 2016.

The August 6, 2015 senior convertible note matured on January 6, 2017 and was due on demand.

During the year ended December 31, 2017, the investor who held the August 6, 2015 senior convertible note converted the remaining principal outstanding of $1,199 into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $832 for the year ended December 31, 2017. During the year ended December 31, 2016, the investor who held the August 6, 2015 senior convertible note converted $1,053 of principal and accrued interest into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a gain on conversion of debt of $197 in the consolidated statement of operations for the year ended December 31, 2016.

Term Loan – Dominion Capital LLC November 12, 2015 Senior Convertible Note

On November 12, 2015, the Company entered into a securities purchase agreement with an investor whereby the Company issued a senior convertible note, for cash proceeds of $500, in the original principal amount of $525. The note had a term of one year, bore interest at the rate of 12% per annum and, at the election of the investor, the note was convertible into shares of the Company’s common stock at a conversion price equal to $700.00 per share, subject to adjustment as set forth in the note. The note amortized in twelve bi-weekly installments beginning on the six month anniversary of the note’s issuance. Amortization payments were made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such amortization payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the amortization conversion rate, which was equal to the lower of (x) $700.00 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

During the year ended December 31, 2016, the investor who held the November 12, 2015 senior convertible note converted $590 of principal and accrued interest into shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information.

On November 12, 2015, the Company entered into an exchange agreement with the investor whereby the Company exchanged a portion of the senior secured note originally issued by the Company to GPB Life Science Holdings, LLC on December 3, 2014 and subsequently assigned to the investor, for new senior convertible notes, in three tranches of $500 for a total principal amount of $1,500. The notes had a term of one year, bore interest at the rate of 12% per annum, and were convertible into shares of the Company’s common stock at a conversion price equal to $500.00 per share, subject to adjustment as set forth in the notes. Starting on the first week anniversary of the issuance of the new senior convertible notes and continuing thereafter, the investor, on a bi-weekly basis, redeemed one-sixth of the face amount of the senior convertible notes and guaranteed interest. The redemptions were made, at the Company’s option, either in (i) cash, in which case the Company would also have to issue to the investor a number of shares of the Company’s common stock equal to 5% of such redemption payment or (ii) subject to the Company satisfying certain equity conditions, shares of the Company’s common stock, pursuant to the redemption conversion rate, which was equal to the lower of (x) $500.00 and (y) a 25% discount to lowest volume weighted average price of the Company’s common stock in the prior three trading days.

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

The investor who held the promissory note tranches issued on November 13, 2015, November 27, 2015, and December 11, 2015 converted the debt into shares of the Company’s common stock. Below is a summary of the transactions:

Tranche 1:

●	During November 2015, the investor converted $83 principal amount of debt into 167 shares of the Company’s common stock.

●	During December 2015, the investor converted $167 principal amount of debt into 334 shares of the Company’s common stock.

●	During January 2016, the investor converted $167 principal amount of debt into 334 shares of the Company’s common stock.

●	On February 3, 2016, the investor converted the remaining $83 principal amount of debt into 167 shares of the Company’s common stock. Tranche 1 of the promissory note debt was fully amortized as of this date.

Tranche 2:

●	During December 2015, the investor converted $166 principal amount of debt into 334 shares of the Company’s common stock.

●	During January 2016, the investor converted $167 principal amount of debt into 334 shares of the Company’s common stock.

●	During February 2016, the investor converted $167 principal amount of debt into 334 shares of the Company’s common stock. Tranche 2 of the promissory note debt was fully amortized as of February 22, 2016.

Tranche 3:

●	During January 2016, the investor converted $250 principal amount of debt into 501 shares of the Company’s common stock.

●	During February 2016, the investor converted $167 principal amount of debt into 334 shares of the Company’s common stock.

●	On March 2, 2016, the investor converted the remaining $83 principal amount into 167 shares of the Company’s common stock.

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

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40 to $540, which included a debt discount of $101, and the note became convertible into shares of the Company’s common stock. The maturity date of the note was extended from November 4, 2016 to November 4, 2017. Interest at a rate of 12% per annum is to be accrued until the maturity day. The new note has monthly amortization payments of $86 beginning on May 4, 2017 and ending on the maturity date. These monthly amortization payments can be offset by monthly conversions. The note is convertible at the lower of (i) $4.00, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of $146 in the consolidated statement of operations for the year ended December 31, 2016. Refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the November 4, 2016 convertible note.

During the year ended December 31, 2017, the holder of the November 4, 2016 promissory note converted $465 of principal into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $351 in the consolidated statement of operations for the year ended December 31, 2017. During the year ended December 31, 2016, the holder of the November 4, 2016 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

The note matured on November 4, 2017 and is now due on demand.

Dominion Capital LLC Receivables Purchase Agreement – November 18, 2016

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

Dominion Capital LLC Receivables Purchase Agreement – December 30, 2016

On December 30, 2016, the Company entered into a receivables purchase agreement whereby the Company sold approximately $474 of receivables in exchange for $430. The principal amount of the loan is $474, which includes a debt discount of $44.

During the year ended December 31, 2016, the Company did not remit any receivables for this loan.

During the year ended December 31, 2017, the Company received and remitted $474 of the receivables sold.

Term Loan - Dominion Capital LLC January 31, 2017 Senior Convertible Promissory Note

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at 70% of the lowest VWAP in the 15 trading days prior to the conversion date. Refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the January 31, 2017 convertible note.

During the year ended December 31, 2017, the holder of the January 31, 2017 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Richard Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matured on January 11, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $125.00 or 75% of the average daily VWAP for the five (5) trading days prior to the conversion date. Refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the Richard Smithline Senior Convertible Note.

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

During the year ended December 31, 2017, the investor who holds the Smithline senior convertible note converted the remaining principal outstanding of $363 into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $328 in the consolidated statement of operations for the year ended December 31, 2017. During the year ended December 31, 2016, the investor who holds the Smithline senior convertible note converted $372 of principal and accrued interest into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information).

Principal of $363 remained outstanding as of December 31, 2016.

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture

On December 29, 2015, the Company entered into a securities purchase agreement with JGB (Cayman) Waltham Ltd. (“JGB Waltham”) whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a $500 original issue discount senior secured convertible debenture in the principal amount of $7,500. The debenture had a maturity date of June 30, 2017, bore interest at 10% per annum, and was convertible into shares of the Company’s common stock at a conversion price equal to $532.00 per share, subject to adjustment as set forth in the debenture. The Company was required to pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the debenture in arrears each calendar month and on the maturity date in cash, or, at the Company’s option and subject to the Company satisfying certain equity conditions, in shares of the Company’s common stock. In addition, December 29, 2016 was an interest payment date on which the Company was to pay to JGB Waltham a fixed amount, as additional interest under the debenture an amount equal to $350 in cash, shares of the Company’s common stock or a combination thereof. Commencing on February 29, 2016, JGB Waltham had the right, at its option, to require the Company to redeem up to $350 of the outstanding principal amount of the debenture per calendar month, which redemption could have been made in cash or, at the Company’s option and subject to satisfying certain equity conditions, in shares of the Company’s common stock. The debenture was guaranteed by the Company and certain of its subsidiaries and was secured by all assets of the Company. The total cash received by the Company as a result of this agreement was $3,730.

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

The Amended and Restated Debenture was issued in the principal amount of $7,500, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price equal to $320.00 per share, subject to equitable adjustments as set forth in the Amended and Restated Debenture. The Company shall pay interest to JGB Waltham on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Debenture, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay JGB Waltham an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Debenture on each of May 31, 2018 and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Debenture. JGB Waltham has the right, at its option, to require the Company to redeem up to $169 of the outstanding principal amount of the Amended and Restated Debenture plus the then-accrued and unpaid interest thereon each calendar month, in cash. The Amended and Restated Debenture contains standard events of default.

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

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% effective on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% effective on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, effective on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, effective on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 2,250 shares of the Company’s common stock on June 23, 2016 to JGB Concord.

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

The Company also (i) issued warrants, with an expiration date of December 31, 2017, to purchase 2,500 shares of the Company’s common stock at an exercise price of $4.00 per share, (ii) issued warrants, with an expiration date of December 31, 2017, to purchase 8,750 shares of common stock at an exercise price of $40.00 per share ((i) and (ii), the “JGB Warrants”). The Company determined that the fair value of the JGB Warrants was $972, which is included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016. As of March 31, 2017, these warrants were reclassified to a liability account (refer to Note 12, Derivative Instruments, for further detail).

In connection with the execution of the September 1, 2016 Amendment Agreement, the Company issued to JGB Waltham the Third Amended and Restated Senior Secured Convertible Debenture (the “Amended and Restated Debenture”), in order to, among other things, amend the December Debenture to (i) provide that the Company may prepay such debenture upon prior notice at a 10% premium, (ii) modify the conversion price at which such debenture converts into common stock from a fixed price of $320.00 to the lowest of (a) $81.72 per share, (b) 80% of the average VWAPs (as defined in the Amended and Restated Debenture) for each of the five consecutive trading days immediately prior to the applicable conversion, and (c) 85% of the VWAP (as defined in the Amended and Restated Debenture) for the trading day immediately preceding the applicable conversion (the “Conversion Price”), and (iii) eliminate three additional 7.5% payments due to JGB Waltham in 2017, 2018 and 2019, as per such debenture. Further, in connection with the execution of the Amendment Agreement, the Company executed the Amended and Restated Senior Secured Note (the “Amended and Restated 2.7 Note”), in order to, among other things, amend the 2.7 Note to provide that JGB Waltham may convert such note into shares of common stock at the applicable Conversion Price at any time and from time to time. Refer to Note 12, Derivative Instruments, for further detail on the Company’s accounting for the Amended and Restated 2.7 Note.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Waltham and JGB Concord in order to, among other things, (i) obtain the consent of JGB Waltham and JGB Concord to the Highwire Asset Purchase Agreement (“APA”); (ii) amend the conversion price of the JGB Waltham Debenture, JGB Waltham 2.7 Note, and the JGB Concord Debenture to the lower of (a) $16.00 per share and (b) 80% of the lowest daily VWAP (as defined in the Debenture) for the 30 consecutive trading days immediately prior to the applicable conversion; (iii) apply $3,625 of the purchase price received in connection with the APA to payments to JGB Waltham and JGB Concord in respect of the convertible note, as more particularly set forth in the consent.

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Waltham debenture and the JGB Waltham 2.7 Note of $389 and $35, respectively, on the consolidated statement of operations for the year ended December 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 12, Derivative Instruments, for additional information on this transaction).

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

The Company accounted for the assignment of debt in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $676 on the consolidated statement of operations for the year ended December 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 12, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2017, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $932 and $224, respectively. Of the $224 of interest paid, $18 was from proceeds of the sale of the Company’s Highwire division. During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $536 and $24, respectively. The cash paid for principal was from proceeds of the November 18, 2016 and December 30, 2016 Receivables Purchase Agreements.

During the year ended December 31, 2017, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $298 and $20, respectively. Of the $20 of interest paid, $2 was from proceeds of the sale of the Company’s Highwire division. During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $2,000 and $25, respectively. The cash paid for principal was applied from the Company’s restricted cash balance.

During the year ended December 31, 2017, JGB Waltham converted $511 of principal and accrued interest into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $636 in the consolidated statement of operations for the year ended December 31, 2017. During the year ended December 31, 2016, JGB Waltham converted $384 of principal and accrued interest into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information).

Principal of $3,091 and $5,034 related to the JGB Waltham December Debenture remained outstanding as of December 31, 2017 and 2016, respectively. Principal of $294 and $592 related to the JGB Waltham 2.7 Note remained outstanding as of December 31, 2017 and 2016, respectively.

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

The note issued to JGB Concord had a maturity date of February 18, 2019, bore interest at 8.25% per annum, and was convertible into shares of the Company’s common stock at a conversion price equal to the lowest of: (a) $800.00 per share, (b) 80% of the average of the volume weighted average prices for each of the five consecutive trading days immediately prior to the applicable conversion date, and (c) 85% of the volume weighted average price for the trading day immediately preceding the applicable conversion date, subject to adjustment as set forth in the note. Interest on the senior secured convertible note was due in arrears each calendar month in cash, or, at the Company’s option and subject to stockholder approval, in shares of the Company’s common stock. Commencing on the stockholder approval date, JGB Concord had the right, at its option, to convert the senior secured convertible note, in whole or in part, into shares of the Company’s common stock, subject to certain beneficial ownership limitations. The senior secured convertible note was secured by all assets of VaultLogix as well as a cash collateral blocked deposit account.

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

The Amended and Restated Note was issued in the aggregate principal amount of $11,601, has a maturity date of May 31, 2019, bears interest at 0.67% per annum, and is convertible into shares of the Company’s common stock at a fixed conversion price of $320.00 per share, subject to equitable adjustments as set forth in the Amended and Restated Note. The Company and VaultLogix shall pay interest to JGB Concord on the aggregate unconverted and then outstanding principal amount of the Amended and Restated Note, payable monthly in arrears as of the last trading day of each calendar month and on May 31, 2019, in cash. In addition, the Company shall pay to JGB Concord an additional amount equal to 7.5% of the outstanding principal amount on the Amended and Restated Note on each of May 31, 2018, and May 31, 2019, subject to certain exceptions set forth in the Amended and Restated Note. JGB Concord has the right, at its option, to require the Company to redeem up to $322 of the outstanding principal amount of the Amended and Restated Note plus the then accrued and unpaid interest thereon each calendar month in cash. The Amended and Restated Note contains standard events of default.

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

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 2,250 shares of the Company’s common stock on June 23, 2016 to JGB Concord, and agreed to a make-whole provision whereby the Company would pay JGB Concord in cash the difference between $376.00 per share of the Company’s common stock and the average volume weighted average price of the Company’s common stock sixty days after the shares of the Company’s common stock were freely tradable. Refer to Note 9, Derivative Instruments, for further detail on the Company’s accounting for the JGB Concord make-whole provision.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Waltham and JGB Concord in order to, among other things, (i) obtain the consent of JGB Waltham and JGB Concord to the Highwire Asset Purchase Agreement (“APA”); (ii) amend the conversion price of the JGB Waltham Debenture, JGB Waltham 2.7 Note, and the JGB Concord Debenture to the lower of (a) $16.00 per share and (b) 80% of the lowest daily VWAP (as defined in the Debenture) for the thirty consecutive trading days immediately prior to the applicable conversion; (iii) apply $3,625 of the purchase price received in connection with the APA to payments to JGB Waltham and JGB Concord in respect of the convertible note, as more particularly set forth in the consent.

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Concord debenture of $71 on the consolidated statement of operations for the year ended December 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 12, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2017, the Company made cash payments for principal and interest on the JGB Concord February Debenture of $2,688 and $31, respectively. Proceeds from the sale of the Company’s Highwire division were used to pay principal and interest of $2,526 and $12, respectively, along with an early payment penalty of $253. During the year ended December 31, 2016, the Company made cash payments for principal and interest on the JGB Concord February Debenture of $391 and $73, respectively. The cash paid for principal was from proceeds of the November 18, 2016 Receivables Purchase Agreement. $31 of the cash paid for interest was from proceeds of the December 30, 2016 Receivables Purchase Agreement.

During the year ended December 31, 2017, JGB Concord converted $1,053 of principal and accrued interest into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $1,279 to the consolidated statement of operations for the year ended December 31, 2017. During the year ending December 31, 2016, JGB Concord converted $860 of principal and accrued interest into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information).

Principal of $11 and $3,748 related to the JGB Concord February Debenture remained outstanding as of December 31, 2017 and 2016, respectively.

MEF I, L.P. Exchange Note

On March 9, 2017, JGB Waltham, the Company, and a third-party investor effectuated a two-part exchange with respect to a portion of the Amended and Restated Debenture in which JGB Waltham assigned a portion of its interest in the Amended and Restated Debenture (the “Assigned Debt”) to MEF I, L.P. pursuant to an Assignment and Assumption Agreement, dated as of March 9, 2017. Simultaneously therewith, the Company entered into an Exchange Agreement, dated as of March 9, 2017 (the “Exchange Agreement”), pursuant to which the Company issued to MEF I, L.P. a 4.67% convertible promissory note, dated as of March 9, 2017, in the aggregate principal amount of $550 (the “Exchange Note”). The Exchange Note is convertible at the lower of (i) $16.00 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the Exchange Note).

During the year ended December 31, 2017, the investor who held the Exchange Note converted $575 of principal and related interest into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the outstanding principal balance as of December 31, 2017 was $0. The Company recorded a loss on extinguishment of debt of $150 to the consolidated statement of operations for the year ended December 31, 2017.

Trinity Hall Promissory Note

On December 30, 2016, the Company issued to Trinity Hall a promissory note in the principal amount of $500, with interest accruing at the rate of 3% per annum, which matured on January 1, 2018. This note was assigned from certain related party notes payable to Mark Munro (see Note 19, Related Parties, for further detail).

RDW April 3, 2017 2.5 % Convertible Promissory Note

On April 3, 2017, Scott Davis, a former officer of the Company assigned $100 of his promissory note in the original principal amount of $250, reduced to $225 based on a $25 conversion into common stock, to RDW. As consideration for the assignment, RDW paid Scott Davis $40. The note was convertible at a price of $888.00 and was due on demand. As of April 3, 2017, the outstanding amount of principal and accrued interest for the note was $225 and $57, respectively. Subsequent to the assignment of $100 principal amount of the note to RDW, the remainder of the note was forgiven. The original note was included within notes payable, related parties on the consolidated balance sheets. Per ASC 470-50-40-2, debt extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain or loss on extinguishment of debt, the Company recorded $182 to additional paid-in capital on the consolidated balance sheet.

RDW subsequently exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $100 due April 3, 2018. The conversion price of the new note was equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the RDW April 3, 2017 2.5% convertible note). The Company recorded a loss on extinguishment of debt of $14 for the year ended December 31, 2017, which includes all extinguishment accounting for the period in accordance with ASC Topic 470-50.

During the year ended December 31, 2017, the investor who held the April 3, 2017 2.5% promissory note converted $100 of principal into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the outstanding principal balance as of December 31, 2017 was $0. The Company recorded a gain on extinguishment of debt of $34 to the consolidated statement of operations for the year ended December 31, 2017.

RDW July 14, 2017 9.9% Convertible Promissory Note

On July 14, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, which accrues interest at the rate of 9.9% per annum, and matures on July 14, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the RDW July 14, 2017 9.9% convertible note).

During the year ended December 31, 2017, the investor who holds the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note

On July 18, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW. This note was convertible into the Company’s common stock at a price of $2,548.00 per share. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $1,215, which an original maturity date of July 18, 2018. The conversion price of such note was equal to the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the RDW July 18, 2017 2.5% convertible note). In addition, Tim Hannibal forgave all outstanding interest relating to the original note. The Company recorded a loss on extinguishment of debt of $297 on the consolidated statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2017, the investor who held the July 18, 2017 2.5% promissory note converted $1,215 of principal into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $286 to the consolidated statement of operations for the year ended December 31, 2017.

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, that bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the twenty trading days prior to the date of conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the RDW September 27, 2017 9.9% convertible note).

During the year ended December 31, 2017, the investor who holds the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

RDW October 12, 2017 9.9% Convertible Promissory Note

On October 12, 2017, Frank Jadevaia, former owner of IPC, assigned $400 of his outstanding promissory notes to RDW. The new note is in the principal amount of $400, bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest VWAP over the twenty trading days prior to the date of conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the RDW October 12. 2017 9.9% convertible note).

During the year ended December 31, 2017, the investor who holds the October 12, 2017 9.9% promissory note converted $267 of principal into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $114 to the consolidated statement of operations for the year ended December 31, 2017.

RDW December 8, 2017 9.9% Convertible Promissory Note

On December 8, 2017, London Bay – VL Holding Company LLC assigned $600 of an outstanding promissory note to RDW. The new note is in the principal amount of $600, bears interest at the rate of 9.9% per annum, and matures on December 8, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 65% of the lowest VWAP over the twenty trading days prior to the date of conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the RDW December 8. 2017 9.9% convertible note).

During the year ended December 31, 2017, the investor who holds the December 8, 2017 9.9% promissory note converted $120 of principal into shares of the Company’s common stock (refer to Note 16, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $203 to the consolidated statement of operations for the year ended December 31, 2017.

Restructuring of Forward Investments, LLC Promissory Notes and Working Capital Loan

On March 4, 2015, the Company restructured the terms of certain promissory notes issued by it to a related party investor, Forward Investments, LLC, in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon. The following notes were restructured as follows:

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $3,650 that bear interest at the rate of 10% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016. These notes matured on July 1, 2016;

●	notes issued to Forward Investments, LLC in the principal amount of $2,825 that bear interest at the rate of 2% per annum, had the maturity date extended from June 30, 2015 to July 1, 2016. These notes matured on July 1, 2016; and

●	notes issued to Forward Investments, LLC in the aggregate principal amount of $2,645 were converted from senior notes to junior notes, had the interest rate reduced from 18% to 3% per annum, had the maturity date extended by approximately three years to January 1, 2018, and originally were convertible at a conversion price of $2,544.00 per share until the Convertible Debentures were repaid in full and thereafter $940.00 per share, subject to further adjustment as set forth therein.

In connection with such restructuring, Forward Investments, LLC agreed to lend to the Company an amount substantially similar to the accrued interest the Company owed to Forward Investments, LLC on the restructured notes. In consideration for such restructuring and additional payments made by Forward Investments, LLC to the Company, the Company issued to Forward Investments, LLC an additional convertible note in the original principal amount of $1,730 with an interest rate of 3% per annum, which matured on January 1, 2018, and had an initial conversion price of $2,544.00 per share until the Convertible Debentures were repaid in full and thereafter $940.00 per share, subject to further adjustment as set forth therein, and provided Forward Investments, LLC the option to lend the Company an additional $8,000 in the form of convertible notes similar to the existing convertible notes of the Company issued to Forward Investments, LLC. The convertible note was issued to Forward Investments, LLC as an incentive to restructure the above-mentioned notes and resulted in the Company recording a loss on modification of debt of $1,508 on the unaudited condensed consolidated statement of operations as of March 31, 2015.

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

The Company has entered into an agreement with Forward Investments, LLC permitting Forward Investments, LLC to convert its debt into the Company’s common stock at a 5% discount to the daily market price. During the year ended December 31, 2017, Forward Investments, LLC converted $5,435 aggregate principal amount of promissory notes into an aggregate of 2,900,103 shares of the Company’s common stock. Refer to Note 16, Stockholders’ Deficit, for further information. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $530 to the consolidated statement of operations for the year ended December 31, 2017.

During July 2017, the Company determined that Forward Investments was not a related party and reclassified debt owed to Forward Investments from related party debt to term loans. The effective date of the reclassification was January 1, 2017.

Convertible Promissory Note to Frank Jadevaia, Former Owner of IPC

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. As part of the purchase price for the acquisition, the Company issued a convertible promissory note to Frank Jadevaia, then President of the Company, in the original principal amount of $6,255. The convertible promissory note accrued interest at the rate of 8% per annum, and all principal and interest accruing thereunder was originally due and payable on December 31, 2014. At the election of Mr. Jadevaia, the convertible promissory note was convertible into shares of the Company’s common stock at a conversion price of $6,796.00 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events). The Company could have elected to force the conversion of the convertible promissory note if the Company’s common stock was trading at a price greater than or equal to $6,796.00 for ten consecutive trading days. This note was subordinated until the Senior Secured Convertible Notes issued to the JGB entities are paid in full.

On December 31, 2014, the Company and Mr. Jadevaia agreed to a modification of the convertible promissory note. The term of the convertible promissory note was extended to May 30, 2016 and, in consideration for this modification, the Company issued to Mr. Jadevaia 25,000 shares of common stock.

On May 19, 2015, Mr. Jadevaia assigned $500 of principal related to the convertible promissory note and the assignees converted all $500 principal amount of such note into 581 shares of the Company’s common stock with a fair value of $1,352.00 per common share.

On May 30, 2016, the note matured and was due on demand.

On November 4, 2016, Mr. Jadevaia resigned from his role as the Company’s President. During July 2017, the Company determined that Frank Jadevaia was no longer a related party and reclassified his note from related party debt to term loans. The effective date of the reclassification was January 1, 2017.

On October 12, 2017, Mr. Jadevaia agreed to exchange $5,430 held in promissory notes into shares of the Company’s Series L preferred stock and assigned promissory notes in the principal amount of $400 to RDW Capital LLC.

Promissory Note to Former Owner of Tropical

In August 2011, in connection with the Company’s acquisition of Tropical, the Company assumed a promissory note in the principal amount of $106. On April 25, 2017, the holder of the note forgave the remaining balance of principal and interest and cancelled the promissory note. As of April 25, 2017, the note had accrued interest of $25. As a result of the cancellation of the note, the Company recognized a gain on fair value of extinguishment of $131 in the consolidated financial statements for the year ended December 31, 2017.

Tim Hannibal 8% Promissory Note

On November 9, 2017, the Company issued an unsecured promissory note to Tim Hannibal in the principal amount of $300, which bears interest at the rate of 8% per annum, and matured on January 9, 2018.

12.	DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for derivatives conversion options embedded in its convertible and freestanding instruments in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC Topic 815”).

MidMarket Warrants

The Company issued warrants to lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding at December 31, 2017 and 2016.

The terms of the warrants issued in September 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $2,000.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the loan agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 586 shares. On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and was being amortized over the original life of the related loans. The amount of the derivative liability was computed by using the Black-Scholes option pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued. In accordance with ASC Topic 480, the warrants are classified as liabilities because there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt is revalued each reporting period and the increase or decrease is recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.” At each reporting date, the Company performs an analysis of the fair value of the warrants using the binomial lattice pricing model and adjusts the fair value accordingly.

On September 17, 2016, the fourth anniversary date of the warrants, the Company failed to meet the minimum adjusted earnings before interest, taxes, depreciation and amortization provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2018.

On December 31, 2017 and 2016, the Company used a binomial pricing model to determine the fair value of the warrants on those dates and determined the fair value was $0. The Company recorded the change in the fair value of the derivative liability as a gain on fair value of derivative liability on the consolidated statement of operations for the year ended December 31, 2016 of $21.

The fair value of the warrant derivative liability as of December 31, 2017 and 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	Year Ended December 31,
	2017	2016

Fair value of Company’s common stock	$0.27	$12.00
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	215%	120%
Exercise price per share	$1,600.00 - $2,000.00	$1,600.00 - $2,000.00
Estimated life	0.7 years	1.7 years
Risk free interest rate (based on 1-year treasury rate)	1.65%	0.12%

Forward Investments, LLC Convertible Feature

On February 4, 2014 and March 28, 2014, Forward Investments, LLC made convertible loans to the Company for working capital purposes in the amounts of $1,800 and $1,200, respectively. Such loans are evidenced by convertible promissory notes that bear interest at the rate of 2% and 10% per annum, were to mature on June 30, 2015 and originally were convertible into shares of the Company’s common stock at an initial conversion price of $2,544.00 per share.

The fair value of the embedded conversion feature at the date of issuance was $8,860. The Company recorded a debt discount of $6,475 and a loss on debt discount of $2,385. The debt discount is being amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.

On October 22, 2014, the two convertible promissory notes were modified to reduce the initial conversion price of $2,544.00 to $1,572.00. As a result, the Company used a Monte Carlo simulation to determine the fair value on the date of modification. The Company recorded the change in the fair value of the derivative liability as a loss on fair value of derivative instruments of $310.

On March 4, 2015, the Company and Forward Investments, LLC restructured the two promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 19, Related Parties, for further detail). The Company accounted for this restructuring of the promissory notes as a debt modification under ASC Topic 470-50. As part of the modification, the Company analyzed the embedded conversion feature and recorded a loss on fair value of derivative instruments of $2,600 on the consolidated statement of operations.

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

On August 3, 2015, the Company and Forward Investments, LLC agreed to reset the conversion price of the convertible notes to $632.00 per share of the Company’s common stock. As a result, the Company used a Monte Carlo simulation to determine the fair value of the conversion features on the date of the agreement. On the date of the transaction, the fair value of the Forward Investments convertible notes conversion feature did not change and as such, no change in fair value of derivative instruments was recorded on the consolidated statement of operations.

On October 26, 2015, the ratchet-down feature within the original agreement was triggered and the conversion price of the convertible notes was reset to $500.00 per share of the Company’s common stock. Prior to the triggering of the ratchet-down feature, the Company revalued the derivative and recorded a gain on fair value of derivative liabilities of $120 on the consolidated statement of operations. The Company then reduced the existing derivative liability related to the reset provision and recorded the change of $2,310 in the derivative liability value as a loss on change in fair value of derivative instruments on the consolidated statement of operations.

On December 29, 2015, the ratchet-down feature within the original agreement was triggered and the conversion price of the convertible notes was reset to $312.00 per share of the Company’s common stock. Prior to the triggering of the ratchet-down feature, the Company revalued the derivative and recorded a gain on fair value of derivative liabilities of $3,380 on the consolidated statement of operations. The Company then reduced the existing derivative liability related to the reset provision and recorded the change of $4,140 in the derivative liability value as a loss on change in fair value of derivative instruments on the consolidated statement of operations.

On December 31, 2017 and 2016, the fair value of the conversion feature of the Forward Investments, LLC convertible notes was $348 and $791, respectively, which is included in derivative financial instruments on the consolidated balance sheets. The Company recorded the change in the fair value of the derivative liability on the consolidated statement of operations for the years ended December 31, 2017 and 2016 as a gain of $443 and $12,743, respectively.

The fair value of the Forward Investments, LLC convertible notes derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2017				December 31, 2016
Principal and interest amount	$1,810	$582	$1,270	$2,438	$3,210	$390	$1,025	$4,373

Conversion price per share	*	*	*	*	$312.00	$312.00	$312.00	$312.00
Risk free rate	2.00%	2.00%	1.39%	1.39%	1.93%	1.93%	0.51%	0.85%
Life of conversion feature (in years)	4.0	4.0	0.3	0.0	5.0	5.0	0.3	1.0
Volatility	142%	142%	195%	195%	100%	100%	135%	120%

* The conversion price per share is equal to the lesser of $7.80 or 95% of VWAP on the conversion date.

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

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $176. As a result of the conversion of the outstanding principal balance during 2017 (refer to Note 11, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2017. The Company recorded a gain on fair value of derivative instruments of $176 on the consolidated statement of operations for the year ended December 31, 2017. The Company recorded a gain of $163 on the consolidated statement of operations for the year ended December 31, 2016.

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2016
Principal amount	$1,198

Conversion price per share	$500.00
Conversion trigger price per share	None
Risk free rate	0.44%
Life of conversion feature (in years)	0.10
Volatility	135%

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

As a result of the conversion of the outstanding principal balance (see Note 11, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2016. The Company recorded a gain of $155 on the consolidated statement of operations for the year ended December 31, 2016.

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

Dominion Capital LLC November 4, 2016 Exchange Agreement – Senior Convertible Debt Features

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40, and the note became convertible into shares of the Company’s common stock. The note is convertible at the lower of (i) $40.00, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date (for additional detail refer to Note 11, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 4, 2016, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $242 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2017 and 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $59 and $78, respectively. The Company recorded the change in the fair value of the derivative liability on the consolidated statement of operations for the years ended December 31, 2017 and 2016 as a gain of $19 and $164, respectively.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2017	December 31, 2016
Principal amount and guaranteed interest	$75	$605

Conversion price per share	*	$40.00
Conversion trigger price per share	None	None
Risk free rate	1.39%	0.76%
Life of conversion feature (in years)	0.25	0.80
Volatility	195%	120%

* The conversion price per share is equal to the lesser of $10.00 or 75% of average daily VWAP for the fifteen trading days prior to the conversion date.

Dominion Capital LLC January 31, 2017 – Senior Convertible Debt Features

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matured on January 31, 2018. The note is convertible at the lower of (i) $40.00 or (ii) 75% of the lowest VWAP in the 15 trading days prior to the conversion date (for additional detail refer to Note 11, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On January 31, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $38 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $81. The Company recorded a loss of $43 on the consolidated statement of operations for the year ended December 31, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$74

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.28%
Life of conversion feature (in years)	0.08
Volatility	310%

* The conversion price per share is equal to 70% of average daily VWAP for the fifteen trading days prior to the conversion date.

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

On July 20, 2016 and September 1, 2016, principal of $55 and $97, respectively, was added to the Smithline senior convertible note (refer to Note 11, Term Loans, for additional detail).

The Smithline senior convertible note matured on January 11, 2017 and was due on demand.

During the year ended December 31, 2017, Smithline converted the outstanding principal balance into shares of the Company’s common stock (refer to Note 11, Term Loans, for further detail).

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes and determined the fair value to be $0. The Company recorded the change in the fair value of the derivative liability for the year December 31, 2016 as a gain in the consolidated statements of operations of $85.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 11, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,752 to its consolidated statement of operations for the year ended December 31, 2017.

On March 9, 2017, JGB (Cayman) Waltham entered into an Assignment and Assumption agreement with MEF I, LP (refer to Note 11, Term Loans, for further detail). The Company accounted for the assumption agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $349 to its consolidated statement of operations for the year ended December 31, 2017.

On December 31, 2017 and 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and determined the fair value to be $1,827 and $533, respectively. The Company recorded the change in the fair value of the derivative liability for the years ended December 31, 2017 and 2016 as a gain of $814 and $3,173, respectively, which includes all extinguishment and conversion accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the consolidated statements of operations.

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2017	December 31, 2016
Principal amount	$3,091	$5,034

Conversion price per share	*	$80.00
Conversion trigger price per share	None	$800.00
Risk free rate	1.76%	1.31%
Life of conversion feature (in years)	1.41	2.41
Volatility	201%	100%

* The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 11, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $141 to its consolidated statement of operations for the year ended December 31, 2017.

On December 31, 2017 and 2016, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $120 and $119, respectively. The Company recorded the change in the fair value of the derivative liability as a gain of $140 and $1,081 for the years ended December 31, 2017 and 2016, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2017	December 31, 2016
Principal amount	$294	$593

Conversion price per share	*	$80.00
Conversion trigger price per share	None	$800.00
Risk free rate	1.39%	0.62%
Life of conversion feature (in years)	0.00	0.58
Volatility	195%	130%

* The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

As part of the June 23, 2016 amended agreement with JGB Concord, the Company issued 2,250 shares of the Company’s common stock on June 23, 2016 to JGB Concord (Refer to Note 11, Stockholders’ Deficit, for further detail), and agreed to a make-whole provision whereby the Company would pay JGB Concord in cash the difference between $376.00 per share of the Company’s common stock and the average volume weighted average price per share of the Company’s common stock sixty days after shares of the Company’s common stock were freely tradable. The Company accounted for the make-whole provision within the June 23, 2016 amendment agreement as a derivative liability and utilized a binomial lattice model to ascribe a value of $280, which was recorded as a derivative liability on the Company’s consolidated balance sheet and as a loss on extinguishment of debt on the Company’s consolidated statement of operations on June 23, 2016.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 11, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Concord Debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $2 to its consolidated statement of operations for the year ended December 31, 2017.

On December 31, 2017 and 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $7and $397, respectively. The Company recorded the change in fair value of derivative instruments for the year ended December 31, 2017 and 2016 as a gain of $388 and 397, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the consolidated statement of operations.

The fair value of the JGB (Cayman) Concord Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	December 31, 2017	December 31, 2016
Principal amount	$11	$3,749

Conversion price per share	*	$80.00
Conversion trigger price per share	None	$800.00
Risk free rate	1.76%	1.31%
Life of conversion feature (in years)	1.41	2.41
Volatility	201%	100%

* The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

JGB Concord Make-Whole Provision

On December 31, 2016, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $819. Proceeds from the January 31, 2017 sale of the Company’s Highwire subsidiary were used to pay the remaining balance of the make-whole provision. On February 28, 2017, the Company used a binomial lattice model to value the make-whole provision and determined the fair value to be $814. The Company recorded a gain on change in fair value of derivative instruments of $5 for the year ended December 31, 2017 on the consolidated statement of operations.

The fair value of the JGB Concord make-whole provision at the measurement date was calculated using a binomial lattice model with the following factors, assumptions and methodologies:

December 31, 2016
Fair value of Company's common stock	$12.00
Volatility	120%
Exercise price	376.00
Estimated life	0.15
Risk free interest rate (based on 1-year treasury rate)	0.48%

February 28, 2017 JGB Waltham Warrant

On February 28, 2017, the Company entered into a securities exchange agreement with JGB Waltham whereby the Company issued a warrant giving JGB Waltham the right to purchase from the Company shares of common stock for an aggregate purchase price of up to $1,000. The warrant expires on November 28, 2018 and contains a cashless exercise feature. The warrants have an exercise price of $16.00 until May 29, 2017 and the lower of (a) $16.00 and (b) 80% of the lowest VWAP of our common stock for the prior 30 days thereafter. On February 28, 2017, the Company used a binomial lattice calculation to value the warrants. The Company ascribed a value of $65 related to the warrants and recorded this item on the consolidated balance sheets as a derivative liability.

During the year ended December 31, 2017, JGB Waltham exercised the full available $1,000. As a result of these exercises, the Company recorded a loss on change in fair value of derivative instruments of $933 for the year ended December 31, 2017 on the consolidated statement of operations.

MEF I, L.P. Assignment and Assumption Agreement

On March 9, 2017, the Company entered into a convertible promissory note with MEF I, L.P. pursuant to an assignment and assumption agreement (refer to Note 11, Term Loans, for additional detail on the assignment). The note is convertible at the lower of (i) $16.00 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On March 9, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $250 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of the conversion of the outstanding principal balance during the year ended December 31, 2017 (refer to Note 11, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2017. The Company recorded the change in fair value of the derivative liability as a gain of $250 on the consolidated statement of operations for the year ended December 31, 2017.

SRFF Warrant and Derivative

On September 8, 2016, the Company issued a warrant to purchase up to a total of 6,250 shares of common stock at any time on or prior to April 1, 2017. The exercise price of the warrant is $0.40. The warrant was issued in consideration for the outstanding accounts payable to the holder of the warrant. Based on the agreement, the proceeds from the eventual sale of the common stock based on the exercise of all or a portion of the warrant will be applied towards unpaid invoices for services previously rendered to the Company. The Company determined that the fair value of the warrants was $460, which was included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016.

During the three months ended December 31, 2016, the warrant value became less than the accounts payable owed. As a result, a derivative had to be recorded on the consolidated balance sheet as of December 31, 2016 in accordance with ASC 480.

As of December 31, 2017, the Company did not have sufficient authorized shares for the remaining equity warrants to qualify as equity. Per ASC 815-40-35-9, the Company reclassified these warrants to a derivative liability at their fair value as of March 31, 2017. Based on a warrant to purchase up to a total of 6,250 shares of common stock and an underlying price of $12.00 per share, the Company recorded these warrants at fair value of $75 on the consolidated balance sheet as of March 31, 2017.

On December 31, 2017 and 2016, the Company used a binomial lattice model to value the warrant derivative and determined the fair value to be $234 and $152, respectively. The Company recorded a loss on fair value of derivative instruments of $23 for the year ended December 31, 2017 on the consolidated statement of operations.

On September 30, 2017, the expiration date was extended until March 31, 2018.

The fair value of the warrant derivative as of December 31, 2017 and 2016 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	December 31, 2017	December 31, 2016
Fair value of Company's common stock	$0.27	$12.00
Volatility	201%	120%
Exercise price	0.400	0.400
Estimated life	0.25	0.25
Risk free interest rate (based on 1-year treasury rate)	1.39%	0.57%

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

On June 27, 2017, the 8760 Enterprises, Inc. warrant was cancelled. The Company used a binomial lattice pricing model to value the settlement features of this equity warrant as of June 27, 2017 and determined the fair value to be $0. The Company recorded the change in fair value in the consolidated statement of operations as a gain of $2.

On July 12, 2017, as a result of the one-for-four reverse split of the Company’s common stock, the Company had sufficient authorized shares for the existing equity warrants to qualify as equity. The Company reclassified these warrants to equity at their fair value as of July 12, 2017.

On July 12, 2017, the Company used a binomial lattice pricing model to value the settlement features of the remaining equity warrants and determined the fair value to be as follows:

●	De minimis for GPB Warrant-1, GPB Warrant-2, and GPB Warrant-3;

●	$7 for the JGB warrant.

The Company recorded the change in fair value of the JGB Warrant in the consolidated statement of operations as a gain of $27 for the year ended December 31, 2017.

The fair value of these warrants as of July 12, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	GPB Warrant-1	GPB Warrant-2	GPB Warrant-3	JGB Exchange Warrants
	July 12, 2017	July 12, 2017	July 12, 2017	July 12, 2017	July 12, 2017
Fair value of Company's common stock	$4.00	$4.00	$4.00	$4.00	$4.00
Volatility	141%	141%	141%	210%	210%
Exercise price	700.00	700.00	700.00	4.00	40.00
Estimated life	1.39	1.45	1.84	0.47	0.47
Risk free interest rate (based on 1-year treasury rate)	1.28%	1.28%	1.28%	1.13%	1.13%

RDW April 3, 2017 2.5% Convertible Promissory Note

On April 3, 2017, Scott Davis assigned 100% of his promissory note in the original principal amount of $250, reduced to $225 based on a $25 conversion into common stock, to RDW. This note was convertible at a price of $888.00 per share and was due on demand. As consideration for the assignment RDW paid Scott Davis $40. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $100 due April 3, 2018. This conversion price of the new note is equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On April 25, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $39 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of the conversion of the outstanding principal balance during the year ended December 31, 2017 (refer to Note 11, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2017. The Company recorded a gain of $39 on the consolidated statement of operations for the year ended December 31, 2017.

RDW July 14, 2017 9.9% Convertible Promissory Note

On July 14, 2017, the Company entered into a convertible promissory note with RDW in the principal amount of $155, which bears interest at the rate of 9.9% per annum, and matures on July 14, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On July 14, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $126 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $64. The Company recorded a gain on fair value of derivative instruments of $62 for the year ended December 31, 2017 on the consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$162

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.53%
Life of conversion feature (in years)	0.53
Volatility	198%

* The conversion price per share is equal to the lesser of $4.00 or 75% of the average of the lowest 5 prices during the 7 days preceding the conversion date.

 Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note

On July 18, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW. This note was convertible into the Company’s common stock at a price of $2,548.00 per share. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $1,215 due July 18, 2018. The conversion price of the new note is equal to the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On July 18, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $911 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

During the year ended December 31, 2017, the holder of the July 18, 2017 convertible promissory note converted the outstanding principal balance into shares of the Company’s common stock (refer to Note 11, Term Loans, for further detail). As a result of the conversions, the fair value of the derivative liability was $0 at December 31, 2017. The Company recorded a gain on fair value of derivative instruments of $911 for the year ended December 31, 2017 on the consolidated statement of operations.

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company entered into a convertible promissory note with RDW in the principal amount of $155, which bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On September 27, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $122 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $108. The Company recorded a gain on fair value of derivative instruments of $14 for the year ended December 31, 2017 on the consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$159

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.53%
Life of conversion feature (in years)	0.74
Volatility	187%

* The conversion price per share is equal to the lesser of $4.00 or 75% of the average of the lowest 5 prices during the 20 days preceding the conversion date.

RDW October 12, 2017 9.9% Convertible Promissory Note

On October 12, 2017, Frank Jadevaia, former owner of IPC, assigned $400 of his outstanding promissory notes to RDW. The new note is in the principal amount of $400, bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest VWAP over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On October 12, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $374 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $121. The Company recorded a gain on fair value of derivative instruments of $253 for the year ended December 31, 2017 on the consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$140

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.73%
Life of conversion feature (in years)	0.78
Volatility	191%

* The conversion price per share is equal to the lesser of $4.00 or 75% of the lowest VWAP over the twenty trading days prior to the date of conversion

RDW December 8, 2017 9.9% Convertible Promissory Note

On December 8, 2017, London Bay – VL Holding Company LLC assigned $600 of an outstanding promissory note to RDW. The new note is in the principal amount of $600, bears interest at the rate of 9.9% per annum, and matures on December 8, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 65% of the lowest VWAP over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On December 8, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $600 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $617. The Company recorded a loss on fair value of derivative instruments of $17 for the year ended December 31, 2017 on the consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$484

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.76%
Life of conversion feature (in years)	0.94
Volatility	225%

* The conversion price per share is equal to the lesser of $4.00 or 65% of the lowest VWAP over the twenty trading days prior to the date of conversion

London Bay – VL Holding Company LLC November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to London Bay – VL Holding Company LLC on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,003 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 17, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $282 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $190. The Company recorded a gain on fair value of derivative instruments of $92 for the year ended December 31, 2017 on the consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$1,426

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.76%
Life of conversion feature (in years)	0.77
Volatility	204%

* The conversion price per share is equal to 95% of the average of the three lowest prices during the 5 days preceding conversion

WV VL Holding Corp November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to WV VL Holding Corp on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,005 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 17, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $282 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $271. The Company recorded a gain on fair value of derivative instruments of $11 for the year ended December 31, 2017 on the consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$2,028

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.76%
Life of conversion feature (in years)	0.77
Volatility	204%

* The conversion price per share is equal to 95% of the average of the three lowest prices during the 5 days preceding conversion

Series K, L, and M Preferred Stock Embedded Conversion Features

On October 12, 2017, the Company issued 227 shares of the Company’s Series L preferred stock pursuant to an exchange of promissory notes (refer to Note 18, Preferred Stock, for further detail). The Series L preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion

On November 10, 2017, the Company issued 1,512 shares of the Company’s Series K preferred stock pursuant to an exchange of promissory notes (refer to Note 18, Preferred Stock, for further detail). The Series K preferred stock is convertible into common stock of the Company at the lower of $3.00 or 95% of the weighted average trading price for the five days prior to conversion.

On December 1, 2017, the Company issued 386 shares of the Company’s Series M preferred stock pursuant to an exchange of warrants (refer to Note 18, Preferred Stock, for further detail). The Series M preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has classified the Series M preferred stock as a liability.

The Company evaluated the embedded conversion features of the Series K and L preferred stock and concluded that they needed to be bifurcated. The Series M preferred stock was also recorded at its fair value. At the issuance dates, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed values of $15,748 and $1,664 related to the conversion features of the Series K and L preferred stock, respectively, and recorded these items on the consolidated balance sheets as a derivative liability. The Series M preferred stock was ascribed a value of $3,015 and recorded as a liability.

On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the Series K, L, and M preferred stock and determined the fair values to be $14,247, $1,743, and $3,021, respectively. The Company recorded a gain on fair value of derivative instruments of $1,501 for the year ended December 31, 2017 on the consolidated statement of operations for the settlement features of the Series K preferred stock. The Company recorded a loss on fair value of derivative instruments of $79 for the year ended December 31, 2017 on the consolidated statement of operations for the settlement features of the Series L preferred stock. The Company also recorded a loss on fair value of the Series M preferred stock liability of $6 for the year ended December 31, 2017.

The fair value of the embedded conversion features of the Series K and L preferred stock, as well as the fair value of the Series M preferred stock, at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	Series K Preferred Stock	Series L Preferred Stock	Series M Preferred Stock
	December 31, 2017	December 31, 2017	December 31, 2017
Fair value of Company's common stock	$0.27	$0.27	$0.27
Volatility	160%	160%	159%
Exercise price	3.00	3.00	3.00
Estimated life	4.86	4.78	4.92
Risk free interest rate (based on 1-year treasury rate)	2.20%	2.20%	2.26%

13.	INCOME TAXES

The Company’s pre-tax loss for the years ended December 31, 2017 and 2016 consisted of the following:

	Years Ended December 31,
	2017	2016
Domestic	$(35,923)	$(20,678)
Foreign	(8,082)	85
Pre-tax Loss	$(44,005)	$(20,593)

The provision for (benefit from) income taxes for the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,
	2017	2016
Federal	$-	$-
State	102	81
Foreign	10	13
Total current	$112	$94

Deferred:
Federal	$(690)	$100
State	(94)	13
Total deferred	(784)	113
Total provision for (benefit from) income taxes	$(672)	$207

The Company’s income taxes were calculated on the basis of $277 of foreign net income.

The Company’s effective tax rate for the years ended December 31, 2017 and 2016 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2017	2016
	%	%
Federal tax benefit at statutory rate	(34.0)	(34.0)
Permanent differences	47.6	120.4
State tax benefit, net of Federal benefits	(14.6)	(4.4)
Other	4.1	2.2
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	1.5	0.1
Net change in valuation allowance	(7.1)	(83.4)
Foreign tax credits	-	(0.1)
Benefit	(2.5)	0.8

The Company has not provided for United States federal income and foreign withholding taxes on any undistributed earnings from non-United States operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting United States income tax liability. As of December 31, 2017, there was $1,196 in cumulative foreign earnings upon which United States income taxes had not been provided.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2017	2016
Net operating loss carry forwards	$19,396	$6,582
Depreciation	163	151
Accruals and reserves	1,401	721
Capital loss carry forwards	74	74
Credits	3	3
Stock-based compensation	3,882	3,297
Total assets	24,919	10,828

Convertible debt	(1,264)	(1,264)
Intangible assets	(239)	(2,116)
Total liabilities	(1,503)	(3,380)
Less: Valuation allowance	(23,655)	(8,450)

Net deferred tax liabilities	$(239)	$(1,002)

As of December 31, 2017 and 2016, the Company had federal net operating loss carryforwards (“NOL’s”) of approximately $24,242 and $11,428, respectively, and state NOL’s of approximately $48,241 and $35,534, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2025. In addition, as of December 31, 2017 and 2016, the Company had federal tax credit carryforwards of $3 and $3, respectively, available to reduce future taxes. These credits begin to expire in 2022. As of December 31, 2017, the Company also had a foreign net operating loss carryforward of $120, which will expire in 2025.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $96, with a corresponding adjustment to valuation allowance of $96 as of December 31, 2017.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2017 and 2016, there was no accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Due to the Company's net operating loss carryforwards all years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. In addition, all of the net operating loss and credit carryforwards that may be used in future years are still subject to adjustment. The Internal Revenue Service (IRS) has completed its examination of the Company’s 2013 Corporation Income tax Return. The Company has agreed to certain adjustments proposed by the IRS and is appealing others. Separately, the IRS has questioned the Company’s classification of certain individuals as independent contractors rather than employees. The Company estimates its potential liability to be $165 but the liability, if any, upon final disposition of these matters is uncertain.

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

The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights that may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of the current economic developments and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable as of December 31, 2017 and 2016.

For the year ended December 31, 2017, the Company had three customers accounting for 10% or greater of consolidated revenues. The Company did not have a customer accounting for 10% or greater of consolidated revenues for the year ended December 31, 2016. As of, and for the year ended, December 31, 2017, concentrations of significant customers within the applications and infrastructure and professional services segments were as follows:

2017	Accounts Receivable	Revenues
Uline	4%	17%
Ericsson, Inc	16%	11%
AT&T Inc.	11%	11%

Geographic Concentration Risk

Substantially all of the Company’s customers are located within the United States and Puerto Rico.

15.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its properties under leases that expire on various dates through 2020. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

Rent expense incurred under the Company’s operating leases amounted to $441 and $692 during the years ended December 31, 2017 and 2016, respectively.

The future minimum obligation during each year through 2020 under the leases with non-cancelable terms in excess of one year is as follows:

Years Ending December 31,	Future Minimum Lease Payments

2018	$95
2019	97
2020	57
Total	$249

16.	STOCKHOLDERS’ DEFICIT

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

Common Stock:

Public Offering

On November 5, 2013, the Company completed an offering of its common stock in which the Company sold 3,125 shares of common stock at a price of $1,600.00 per share. In connection with the offering, 1,563 warrants to purchase 1,563 shares of common stock were also sold at $4.00 per warrant. The net proceeds to the Company from the offering after underwriting discounts and expenses was $4,550. Of the 1,563 warrants sold, 278 were exercised as of December 31, 2017.

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

Issuance of shares of common stock to non-employees for services

During February 2016, the Company issued 453 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $208.00 per share and were immediately vested. The Company recorded $9 to salaries and wages expense as $85 was accrued as of December 31, 2015.

During March 2016, the Company issued 228 shares of its common stock to consultants in exchange for consulting services relating to corporate matters. The shares were valued at fair value at $272.00 per share and were immediately vested. The Company recorded $62 to salaries and wages expense.

During July 2016, the Company issued 706 shares of common stock to consultants in exchange for consulting services relating to corporate matters. Of the shares issued, 143 were immediately vested and valued at fair value of $232.00. The Company recorded $33 to salaries and wages expense. The remaining 563 shares vest on varying schedules through December 31, 2018.

During January 2017, the Company issued 1,250 shares of its common stock to an investor relations firm for services provided to the Company. The shares were valued at fair value at $10.00 per share and were immediately vested. The Company recorded $12 to salaries and wages expense on the consolidated statement of operations for the year ended December 31, 2017.

Issuance of shares of common stock to employees for services

During January 2017, the Company issued 13,000 shares of its common stock to employees and directors for services performed. The shares were valued at fair value of $7.00 per share and vest on varying schedules through January 26, 2020. The Company recorded $1 to salaries and wages expense on the consolidated statement of operations for the year ended December 31, 2017.

Issuance of shares pursuant to acquisition of assets of SDN Essentials, LLC

In January 2016, the Company issued 2,500 shares of common stock valued at $400.00 per share in connection with the acquisition of assets of SDNE. In addition to the shares, the Company paid $50 in cash and an earn out provision of $515, subject to SDNE meeting certain revenue targets.

During July 2016, the Company issued a pool of 125 shares of the Company’s common stock, which was allocated among employees of SDNE.

Issuance of shares pursuant to Dominion Capital LLC promissory notes

In January 2016, the Company issued an aggregate of 1,167 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $583. The shares were issued at $500.00 per share, per the terms of the notes payable.

In February 2016, the Company issued an aggregate of 1,623 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $590. The shares were issued at $500.00 per share, per the terms of the notes payable.

In March 2016, the Company issued an aggregate of 1,007 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $289. The shares were issued at $500.00 per share, per the terms of the notes payable.

In June 2016, the Company issued an aggregate of 712 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $156. The shares were issued at $220.00 per share, per the terms of the notes payable.

In July 2016, the Company issued an aggregate of 1472 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $283. The shares were issued at average fair value of $184.00 per share, per the terms of the agreements.

In August 2016, the Company issued an aggregate of 1,509 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $207. The shares were issued at average fair value of $140.00 per share, per the terms of the agreements.

In September 2016, the Company issued an aggregate of 5,162 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $287. The shares were issued at average fair value of $60.00 per share, per the terms of the agreements.

In October 2016, the Company issued an aggregate of 7,756 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $196. The shares were issued at average fair value of $24.00 per share, per the terms of the agreements.

In November 2016, the Company issued an aggregate of 16,670 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $224. The shares were issued at average fair value of $12.00 per share, per the terms of the agreements.

In December 2016, the Company issued an aggregate of 41,241 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $268. The shares were issued at average fair value of $8.00 per share, per the terms of the agreements.

Issuance of shares pursuant to Dominion Capital LLC August 6, 2015 promissory note

During January 2017, the Company issued an aggregate of 56,276 shares of common stock to Dominion Capital LLC upon the conversion of $333 of principal and accrued interest of a note outstanding. The shares were issued at $600.00 per share, per the terms of the notes payable.

During February 2017, the Company issued an aggregate of 67,502 shares of common stock to Dominion Capital LLC upon the conversion of $357 of principal and accrued interest of a note outstanding. The shares were issued at $5.00 per share, per the terms of the notes payable.

During March 2017, the Company issued an aggregate of 133,323 shares of common stock to Dominion Capital LLC upon the conversion of $528 of principal and accrued interest of a note outstanding. The shares were issued at $4.00 per share, per the terms of the notes payable.

Issuance of shares pursuant to Dominion Capital LLC November 4, 2016 promissory note

During July 2017, the Company issued an aggregate of 178,119 shares of common stock to Dominion Capital LLC upon the conversion of $509 of principal and accrued interest of a note outstanding. The shares were issued at an average of $3.00 per share, per the terms of the notes payable.

During October 2017, the Company issued an aggregate of 63,691 shares of common stock to Dominion Capital LLC upon the conversion of $20 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.31 per share, per the terms of the notes payable.

During November 2017, the Company issued an aggregate of 212,718 shares of common stock to Dominion Capital LLC upon the conversion of $57 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.27 per share, per the terms of the notes payable.

Issuance of shares pursuant to Smithline senior convertible promissory note

In February 2016, the Company issued an aggregate of 499 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $75. The shares were issued at $152.00 per share, per the terms of the note payable.

In March 2016, the Company issued an aggregate of 265 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $49. The shares were issued at $184.00 per share, per the terms of the note payable.

In April 2016, the Company issued an aggregate of 185 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $48. The shares were issued at $260.00 per share, per the terms of the note payable.

In May 2016, the Company issued an aggregate of 222 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $48. The shares were issued at $216.00 per share, per the terms of the note payable.

In June 2016, the Company issued an aggregate of 171 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $47. The shares were issued at $276.00 per share, per the terms of the note payable.

In July 2016, the Company issued an aggregate of 246 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $47. The shares were issued at $192.00 per share, per the terms of the note payable.

In August 2016, the Company issued an aggregate of 377 shares of common stock to a third-party lender in satisfaction of notes payable and accrued interest aggregating $57. The shares were issued at $152.00 per share, per the terms of the note payable.

During February 2017, the Company issued 4,577 shares of its common stock to Smithline upon the conversion of $23 of principal of a note outstanding. The shares were issued at $5.00 per share, per the terms of the note payable.

During March 2017, the Company issued 53,952 shares of its common stock to Smithline upon the conversion of $223 of principal of a note outstanding. The shares were issued at $4.00 per share, per the terms of the note payable.

During August 2017, the Company issued 49,415 shares of its common stock to Smithline upon the conversion of $117 of principal amount and $18 of accrued interest of a note outstanding. The shares were issued at an average of $2.70 per share, per the terms of the note payable.

During October 2017, the Company issued 25,792 shares of its common stock to Smithline upon the conversion of $19 of principal amount and $1 of accrued interest of a note outstanding. The shares were issued at an average of $0.75 per share, per the terms of the note payable.

Issuance of shares pursuant to Bridge Financing Provision

In January 2016, the Company issued an aggregate of 1,250 shares of common stock to a third-party lender in satisfaction of notes payable aggregating $320. The shares were valued at fair value at $256.00 per share.

Issuance of shares pursuant to acquisition of assets of 8760 Enterprises, Inc.

In September 2016, the Company issued 2,250 shares of common stock valued at $60.00 per share in connection with the acquisition of assets of 8760 Enterprises. In addition to the shares, the Company issued a warrant to purchase 1,875 shares of common stock, at an exercise price of $800.00 per share, with a term of four years. The Company determined that the fair value of the warrants was $36, which is included in common stock warrants within the stockholders’ deficit section on the condensed consolidated balance sheet as of September 30, 2016. In addition to the shares, the Company recorded contingent common stock of $16 along with contingent consideration of $334, subject to 8760 Enterprises meeting certain targets.

Issuance of shares to JGB Concord and JGB Waltham

In June 2016, the Company issued 2,250 shares of common stock valued at $368.00 per share as a concession for restructuring certain debt agreements. The Company recorded these shares as a loss on fair value of debt extinguishment of $828 on the consolidated statement of operations for the year ended December 31, 2016.

In September 2016, the Company issued an aggregate of 11,483 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $586. The shares were issued at average fair value of $52.00 per share, per the terms of the agreements.

In October 2016, the Company issued an aggregate of 9,014 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $226. The shares were issued at average fair value of $24.00 per share, per the terms of the agreements.

In November 2016, the Company issued an aggregate of 18,878 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $301. The shares were issued at average fair value of $16.00 per share, per the terms of the agreements.

In December 2016, the Company issued an aggregate of 14,400 shares of common stock to JGB Concord and JGB Waltham in satisfaction of notes payable and accrued interest aggregating $191. The shares were issued at average fair value of $12.00 per share, per the terms of the agreements.

Issuance of shares pursuant to JGB Concord senior secured convertible debenture

During January 2017, the Company issued 42,863 shares of common stock to JGB Concord pursuant to conversion of $290 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $7.00 per share, per the terms of the note payable.

During February 2017, the Company issued 7,797 shares of common stock to JGB Concord pursuant to conversion of $45 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $6.00 per share, per the terms of the note payable.

During March 2017, the Company issued 163,663 shares of common stock to JGB Concord pursuant to conversion of $615 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at $4.00 per share, per the terms of the note payable.

During July 2017, the Company issued 106,556 shares of common stock to JGB Concord pursuant to conversion of $100 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.50 per share, per the terms of the note payable.

Issuance of shares pursuant to JGB Waltham senior secured convertible debenture

During July 2017, the Company issued 373,438 shares of common stock to JGB Waltham pursuant to conversion of $350 principal amount and $1 of accrued interest related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.90 per share, per the terms of the note payable.

During August 2017, the Company issued 106,425 shares of common stock to JGB Waltham pursuant to conversion of $100 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.90 per share, per the terms of the note payable.

During November 2017, the Company issued 63,282 shares of common stock to JGB Waltham pursuant to conversion of $20 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.32 per share, per the terms of the note payable.

During December 2017, the Company issued 224,747 shares of common stock to JGB Waltham pursuant to conversion of $40 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.18 per share, per the terms of the note payable.

Issuance of shares pursuant to Forward Investments, LLC promissory notes

In July 2016, the Company issued an aggregate of 1,984 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $446. The shares were issued at average fair value of $220.00 per share, per the terms of the agreements.

In August 2016, the Company issued an aggregate of 2,318 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $396. The shares were issued at average fair value of $176.00 per share, per the terms of the agreements.

In September 2016, the Company issued an aggregate of 9,911 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $620. The shares were issued at average fair value of $60.00 per share, per the terms of the agreements.

In October 2016, the Company issued an aggregate of 5,633 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $156. The shares were issued at average fair value of $28.00 per share, per the terms of the agreements.

In November 2016, the Company issued an aggregate of 9,973 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $182. The shares were issued at average fair value of $20.00 per share, per the terms of the agreements.

In December 2016, the Company issued an aggregate of 31,809 shares of common stock to a related-party lender in satisfaction of notes payable aggregating $439. The shares were issued at average fair value of $12.00 per share, per the terms of the agreements.

During January 2017, the Company issued 78,490 shares of its common stock to Forward Investments, LLC upon conversion of $582 principal amount of promissory notes outstanding. The shares were issued at $7.00 per share, per the terms of the notes payable.

During February 2017, the Company issued 118,814 shares of its common stock to Forward Investments, LLC upon conversion of $867 principal amount of promissory notes outstanding. The shares were issued at $7.00 per share, per the terms of the notes payable.

During March 2017, the Company issued 207,599 shares of its common stock to Forward Investments, LLC upon conversion of $1,365 principal amount of promissory notes outstanding. The shares were issued at $7.00 per share, per the terms of the notes payable.

During July 2017, the Company issued 446,412 shares of its common stock to Forward Investments, LLC upon conversion of $1,172 principal amount of promissory notes outstanding. The shares were issued at an average of $2.60 per share, per the terms of the notes payable.

During August 2017, the Company issued 601,354 shares of its common stock to Forward Investments, LLC upon conversion of $790 principal amount of promissory notes outstanding. The shares were issued at an average of $1.30 per share, per the terms of the notes payable.

During October 2017, the Company issued 529,959 shares of its common stock to Forward Investments, LLC upon conversion of $331 principal amount of promissory notes outstanding. The shares were issued at an average of $0.62 per share, per the terms of the notes payable.

During November 2017, the Company issued 917,475 shares of its common stock to Forward Investments, LLC upon conversion of $327 principal amount of promissory notes outstanding. The shares were issued at an average of $0.36 per share, per the terms of the notes payable.

Issuance of shares to related parties

During July 2016, the Company issued an aggregate of 625 shares of common stock to related party lenders in satisfaction of notes payables aggregating to $200. The shares were valued at fair value at $320.00 per share, per the terms of the notes payables.

Issuance of shares pursuant to MEF I, L.P. convertible promissory note

During March 2017, the Company issued 5,000 shares of its common stock to MEF I, L.P. upon the conversion of $18 principal amount and $1 of accrued interest of a note outstanding. The shares were issued at $4.00 per share, per the terms of the note payable.

During July 2017, the Company issued 206,145 shares of its common stock to MEF I, L.P. upon the conversion of $441 principal amount and $20 of accrued interest of a note outstanding. The shares were issued at an average of $2.20 per share, per the terms of the note payable.

During August 2017, the Company issued 65,785 shares of its common stock to MEF I, L.P. upon the conversion of $91 principal amount and $4 of accrued interest of a note outstanding. The shares were issued at an average of $1.50 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW April 3, 2017 convertible promissory note

During July 2017, the Company issued 17,452 shares of its common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at an average of $5.70 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW July 18, 2017 convertible promissory note

During July 2017, the Company issued 125,471 shares of its common stock to RDW upon the conversion of $253 principal amount of a note outstanding. The shares were issued at an average of $2.00 per share, per the terms of the note payable.

During August 2017, the Company issued 297,933 shares of its common stock to RDW upon the conversion of $355 principal amount of a note outstanding. The shares were issued at an average of $1.20 per share, per the terms of the note payable.

During September 2017, the Company issued 123,457 shares of its common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at $0.80 per share, per the terms of the note payable.

During October 2017, the Company issued 129,840 shares of its common stock to RDW upon the conversion of $103 principal amount of a note outstanding. The shares were issued at $0.79 per share, per the terms of the note payable.

During November 2017, the Company issued 1,285,559 shares of its common stock to RDW upon the conversion of $354 principal amount of a note outstanding. The shares were issued at $0.28 per share, per the terms of the note payable.

During December 2017, the Company issued 255,141 shares of its common stock to RDW upon the conversion of $51 principal amount of a note outstanding. The shares were issued at $0.20 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW October 12, 2017 convertible promissory note

During October 2017, the Company issued 289,322 shares of its common stock to RDW upon the conversion of $133 principal amount of a note outstanding. The shares were issued at an average of $0.46 per share, per the terms of the note payable.

During November 2017, the Company issued 334,671 shares of its common stock to RDW upon the conversion of $133 principal amount of a note outstanding. The shares were issued at an average of $0.40 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW December 8, 2017 convertible promissory note

During December 2017, the Company issued 781,513 shares of its common stock to RDW upon the conversion of $120 principal amount of a note outstanding. The shares were issued at an average of $0.15 per share, per the terms of the note payable.

Issuance of shares pursuant to JGB Waltham warrant exercises

During August 2017, the Company issued 62,261 shares of its common stock to JGB Waltham upon the cashless exercise of $250 of an outstanding warrant. The shares were issued at an exercise price of $0.90 per share.

During September 2017, the Company issued 76,165 shares of its common stock to JGB Waltham upon the cashless exercise of $250 of an outstanding warrant. The shares were issued at an exercise price of $0.90 per share.

During October 2017, the Company issued 172,552 shares of its common stock to JGB Waltham upon the cashless exercise of $500 of an outstanding warrant. The shares were issued at an exercise price of $0.66 per share.

Issuance of shares due to rounding differences resulting from reverse stock split

During July 2017, the Company issued 126 additional shares based on rounding differences resulting from the one-for-four reverse stock split which was effective as of the open of trading on July 12, 2017.

Purchase of treasury shares

During March 2016, the Company repurchased 5 shares from the Ian Gist Cancer Research Fund. The shares were valued at fair value at $216.00 per share.

During March 2016, the Company repurchased 354 shares at par value of $0.0001 per share from twenty employees who terminated employment.

During June 2016, the Company repurchased 138 shares at par value of $0.0001 per share from twelve employees who terminated employment.

During November 2016, the Company repurchased 250 shares at par value of $.0001 per share from a third party who terminated their consulting agreement.

During December 2016, the Company repurchased 1,250 shares at par value of $.0001 per share from an employee who terminated employment.

During January 2017, the Company repurchased 817 shares of its common stock at par value of $0.0001 per share from employees who terminated employment.

During April 2017, the Company repurchased 104 shares of its common stock at par value of $0.0001 per share from employees who terminated employment.

Cancellation of shares

During March 2017, 16,944 shares of the Company’s common stock issued to Dominion Capital LLC during 2016 were cancelled.

During September 2017, 3,069 shares of the Company’s common stock issued to former employees were cancelled.

17.	STOCK-BASED COMPENSATION

The Company adopted formal stock option plans in 2012 and 2015. The Company issued options prior to the adoption of this plan, but the amount was not material. Historically, the Company has awarded stock grants to certain of its employees and consultants that did not contain any performance or service conditions. Compensation expense included in the Company’s consolidated statement of operations includes the fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and was expensed as it was issued. During the year ended December 31, 2016, the Company granted an aggregate of 5,141 shares under the 2015 performance incentive plan, of which 669 shares were subject to a 3-year vesting term, 2,448 shares were subject to 6-month vesting, 250 shares were scheduled to vest on January 1, 2017, 1,032 shares were scheduled to vest on June 30, 2017, 188 shares were scheduled to vest on December 31, 2017, and 554 shares had no vesting terms. During the year ended December 31, 2017, the Company granted an aggregate of 1,250 shares under the 2015 performance incentive plan, all of which were subject to a 3-year vesting term.

2012 Performance Incentive Plan, Employee Stock Purchase Plan, and 2015 Performance Incentive Plan

On November 16, 2012, the Company adopted its 2012 Equity Incentive Plan (the "Equity Incentive Plan") and its Employee Stock Purchase Plan (the "Stock Purchase Plan"). Both plans were established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 5,813 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan. On January 1, 2015, pursuant to the terms of the Equity Incentive Plan, an additional 1,250 shares of the Company’s common stock were made available for issuance under the Equity Incentive Plan. From the inception of the Equity Incentive Plan through the year ended December 31, 2017, an aggregate of 7,213 shares were granted under the Equity Incentive Plan, and 373 shares authorized under the Equity Incentive Plan remain available for award purposes. In connection with the Company’s adoption of the Company’s 2015 Performance Incentive Plan, which is discussed below, the Company agreed that no additional grants of awards will be made under the Equity Incentive Plan.

The Stock Purchase Plan is designed to allow the Company’s eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 1,250 shares of the Company’s common stock was initially available for issuance under the Stock Purchase Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, (ii) 1,250 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of December 31, 2017 and 2016, no shares had been purchased under the Stock Purchase Plan and, at December 31, 2017, 2,190 shares were authorized for issuance under the Stock Purchase Plan.

On June 26, 2015, the Company adopted, and on September 21, 2015, the Company’s stockholders approved, the Company’s 2015 Performance Incentive Plan (the “Performance Incentive Plan”). The plan was established to provide a means through the grant of awards to attract, motivate, retain, and reward selected employees and other eligible persons. For the Performance Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 710,791 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the Performance Incentive Plan. In addition, the share reserve under the Performance Incentive Plan will be increased to include shares subject to outstanding awards under the Equity Incentive Plan that are forfeited, cancelled or otherwise settled under the Equity Incentive Plan without the issuance of shares of common stock. The number of authorized shares under the Performance Incentive Plan will automatically increase on the first trading day in January of each year (commencing with January 2016) by an amount equal to lesser of (i) 7.5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, and (ii) such lesser number as determined by the Company’s board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the Performance Incentive Plan. During the year ended December 31, 2017, the Company repurchased 3,115 shares previously granted. During the years ended December 31, 2017 and 2016, 13,000 and 6,390 shares, respectively, were granted under the Performance Incentive Plan, and at December 31, 2017 and 2016, 14,906 and 3,634 shares, respectively, authorized under the Performance Incentive Plan remained available for award purposes.

Restricted Stock

The following table summarizes the Company’s restricted stock unit activity for the years ended December 31, 2017 and 2016.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2015	5,058	$1,400.00
Granted	5,835	$236.00
Vested	(1,681)	$1,664.00
Forfeited/Cancelled	(1,991)	$460.00
Exercised	-	$-
Outstanding at December 31, 2016	7,221	$657.14

Granted	13,000	$6.91
Vested	(250)	$231.00
Forfeited/Cancelled	(3,115)	$619.21
Exercised	-
Outstanding at December 31, 2017	16,856	$169.00

For the years ended December 31, 2017 and 2016, the Company incurred $13 and $85, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $1,160 and $3,384 in stock compensation expense on shares subject to vesting terms in previous periods during the years ended December 31, 2017 and 2016, respectively.

Issuance of shares of common stock to employees, directors, and officers

During July 2016, the Company issued an aggregate of 5,111 shares of its common stock to various employees and officers for services rendered. The shares were valued between $232.00 and $272.00 per share. The Company recorded the expense to salaries and wages expense.

During January 2017, the Company issued 13,000 shares of its common stock to employees and directors for services performed. The shares were valued at fair value of $7.00 per share and vest on varying schedules through January 26, 2020. The Company recorded the expense to salaries and wages expense.

Issuance of shares of common stock to employees for incentive earned

During March 2016, the Company issued an aggregate of 184 shares to an employee in settlement of incentives earned. The shares were valued at $272.00 per share. The Company had accrued for $50 of the expense in 2015.

During July 2016, the Company issued an aggregate of 163 shares to two employees in settlement of incentives earned subject to a six-month vesting schedule. The Company recorded the expense to salaries and wages expense.

The following table summarizes the amount of stock compensation expense to be recognized for vesting shares.

Years Ending December 31,	Future Stock Compensation Expense

2018	$102
2019	30
2020	1
Total	$133

Options

The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2017 and 2016.

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	438	$1,488.00	6.29	$476
Granted	-	$-	-	$-
Forfeited and expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2016	438	$1,488.00	5.29	$646
Exercisable at December 31, 2016	417	$1,488.00	5.29	$615

Granted	-	$-	-	$-
Forfeited and expired	(21)	$1,488.00	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2017	417	$1,488.00	4.29	$620
Exercisable at December 31, 2017	417	$1,488.00	4.29	$620

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2017 and 2016 of $0.27 and $12.00, respectively.

18.	PREFERRED STOCK

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

Designation of Series K Preferred Stock

On November 10, 2017, the Board of Directors designated 3,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series K preferred stock. The Series K preferred stock has a stated value of $10,000 per share. The Series K preferred stock is convertible into common stock of the Company at the lower of $3.00 or 95% of the weighted average trading price for the five days prior to conversion. The Series K preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series K preferred stock. 1,512 shares of the Series K preferred stock were issued and outstanding as of December 31, 2017.

Designation of Series L Preferred Stock

On October 12, 2017, the Board of Directors designated 1,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series L preferred stock. The Series L preferred stock has a stated value of $10,000 per share. The Series L preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. The Series L preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series L preferred stock. 227 shares of the Series L preferred stock were issued and outstanding as of December 31, 2017.

Designation of Series M Preferred Stock

On December 1, 2017, the Board of Directors designated 500 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series M preferred stock. The Series M preferred stock has a stated value of $10,000 per share. The Series M preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. The Series M preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series M preferred stock. 386 shares of the Series M preferred stock were issued and outstanding as of December 31, 2017.

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

Exchange of term loan Debt and Employee Warrants for Preferred Stock

On October 12, 2017, a note holder agreed to exchange $5,430 held in promissory notes into 227 shares of the Company’s Series L preferred stock.

On November 10, 2017, two note holders converted $15,128 of principal and accrued interest into 1,512 shares of the Company’s Series K preferred stock

On December 1, 2017, two employees exchanged warrants to purchase 382,300 shares of the Company’s common stock for 386 shares of the Company’s Series M preferred stock.

Temporary Equity

The Company evaluated and concluded that it’s Series K and L Preferred Stock did not meet the criteria in ASC 480-10 and thus were not considered liabilities. The Company evaluated and concluded that the embedded conversion feature in Preferred Series K and L and determined that the embedded conversion feature needs to be bifurcated (refer to Note 12, Derivative Instruments, for further information regarding the embedded conversions features of the Series K and L preferred stock). In accordance with ASR 268 these equity securities are required to be classified outside of permanent equity since they are redeemable for cash. These shares are not currently redeemable and are not probable of being redeemed and thus have been recorded based on their fair value at the time of issuance. If redemption becomes probable, or the shares will become redeemable, they will be recorded to redemption value.

A summary of the transactions related to the Company’s Series K, and L preferred stock classified as temporary equity during the year ended December 31, 2017 is as follows:

	Series K Preferred Stock		Series L Preferred Stock
	Shares	Dollar Amount	Shares	Dollar Amount
Issuance of shares in settlement of debt obligations	1,512	$735	-	$-
Issuance of shares in settlement of debt obligations	-	-	227	152
Total	1,512	$735	227	$152

19.	RELATED PARTIES

At December 31, 2017 and 2016, the Company had outstanding the following notes payable to related parties:

	December 31,
	2017	2016

Promissory note issued to CamaPlan FBO Mark Munro IRA, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $38	$-	$658
Promissory note issued to 1112 Third Avenue Corp, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $36	-	339
Promissory note issued to Mark Munro, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $62	-	575
Promissory note issued to Pascack Road, LLC, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $152	-	2,398
Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	-	4,235
Promissory notes issued to Forward Investments, LLC, 3% interest, matured on January 1, 2018, unsecured, net of debt discount of $860	-	3,513
Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	-	390
Former owner of IPC, unsecured, 8% interest, matured on May 30, 2016	-	5,755
Former owner of IPC, unsecured, 15% interest	-	75
Former owner of Nottingham, unsecured, 8% interest, matured on May 30, 2016		225
Promissory note issued to Pascack Road, LLC, unsecured, due on demand	75	-

	75	18,163
Less: current portion of debt	(75)	(9,531)
Long-term portion of notes payable, related parties	$-	$8,632

Future maturities of related party debt are as follows:

Year ending December 31,
2018	$75

Total principal payments	$75

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the years ended December 31, 2017 and 2016 amounted to $220 and $3,515, respectively.

All notes payable to related parties are subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. term loan notes.

Related Party Promissory Notes to Mark Munro, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp, and Pascack Road, LLC

On July 25, 2017, Mark Munro, CEO, and Mark Durfee, Board Member, exchanged their outstanding related party debt for the Company’s Series J preferred stock with special voting rights. Mark Munro converted principal and interest of $1,709 and $195, respectively. Mark Durfee converted principal and interest of $2,550 and $464, respectively. As a result of the exchange, Mark Munro and Mark Durfee received 387 and 613 shares, respectively, of the Company’s Series J preferred stock (Refer to Note 16, Stockholders’ Deficit, for further detail).

Convertible Promissory Note to Scott Davis, Former Owner of Nottingham

On July 1, 2014, the Company issued an unsecured $250 convertible promissory note to Scott Davis, who was a related party. The note bore interest at the rate of 8% per annum, originally matured on January 1, 2015 and was convertible into shares of the Company’s common stock at an initial conversion price of $2,636.00. The Company evaluated the convertible feature and determined that the value was de minimis and as such, the Company did not bifurcate the convertible feature.

On March 25, 2015, the Company and Mr. Davis agreed to a modification of the convertible promissory note. The term of the note was extended to May 30, 2016, the initial conversion price was amended to $888.00 per share of the Company’s common stock and, in consideration for this modification, the Company issued to Mr. Davis 56 shares of common stock with a fair value of $864.00 per share.

On May 31, 2015, Mr. Davis converted $25 of principal amount of the note into 29 shares of common stock, with a fair value of $1,412.00 per share and the Company recorded a loss on debt conversion of $13 on the consolidated statement of operations.

On May 30, 2016, the note matured and was due on demand.

On April 3, 2017, Scott Davis assigned the full outstanding principal amount of the note to a third party (refer to Note 11, Term Loans, for additional detail).

Related Party Promissory Note to Pascack Road, LLC

On December 28, 2017, Pascack Road, LLC advanced $75 to the Company in return for a promissory note. The note did not accrue interest and was due on demand. Subsequent to December 31, 2017, the note was converted into an accounts receivable loan (refer to Note 22, Subsequent Events, for further detail).

Payments to Owners of NGNWare

The Company was a minority owner of 13.7% of NGNWare, LLC from December 17, 2015 to December 31, 2016, when the Company wrote off the note from NGNWare as it was deemed uncollectible.

During the year ended December 31, 2016, the Company paid the owners of 86.3% of NGNWare a salary of $6 and paid health insurance premiums on their behalf of $16. The owners of NGNWare could not procure health insurance on their own, so the Company added them to its health insurance plan. The amounts paid for salary and health insurance were included in the amount the Company invested in NGNWare.

Loans to Employees

During the year ended December 31, 2016, the Company issued loans to employees totaling $928. As of December 31, 2017, the Company had outstanding loans to four employees with total principal of $928. These loans are collateralized by shares of the Company’s common stock held by the employees. As of December 31, 2017 and 2016, the value of the collateral was below the principal value. As a result, the Company recorded a reserve for the balance of $924 and $891 on the consolidated balance sheet as of December 31, 2017 and 2016, respectively (refer to Note 4, Loans Receivable, for further detail).

20.	SEGMENT INFORMATION

The Company has acquired three material companies since January 1, 2014. With each acquisition, the Company evaluated the newly-acquired company’s sources of revenues and costs of revenues. Due to continued expansion, the Company evaluated its recent acquisitions and their impact upon the existing segment structure. As of December 31, 2014, the Company operated within four operating segments that were aggregated into three reportable segments. During the year ended December 31, 2015, the Company determined that its activities within the cloud services operating segment were of a material nature to the Company as a whole and had different margins than the other components of the managed services segment. As such, the Company determined that the cloud services and managed services segments should be presented separately within the consolidated financial statements. During the year ended December 31, 2016, the Company sold VaultLogix and Axim, which had constituted a majority of the Company’s cloud services segment. During the year ended December 31, 2017, the Company sold the assets of its IPC subsidiary and returned its interest in Nottingham. These entities had constituted the Company’s managed services segment. As of December 31, 2017, the Company determined that it has two reportable segments: applications and infrastructure and professional services. The results of VaultLogix and Axim, the former cloud services segment, and IPC and Nottingham, the former managed services segment, are included in discontinued operations on the consolidated statement of operations for the years ended December 31, 2017 and 2016.

The Company identified its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The applications and infrastructure operating segment is an aggregation of the component operations of TNS, the AWS Entities (sold by the Company in April 2017), Tropical (sold by the Company in April 2017 in connection with the sale of the AWS entities), RM Leasing, and RM Engineering. The professional services operating segment is an aggregation of the operations of the ADEX Entities (sold by the Company in February 2018) and SDNE (sold by the Company in May 2017). The managed services operating segment is primarily comprised of the operations of IPC and RentVM.

In addition to the operating segments, the Company has determined that certain costs related to the general operations of the Company cannot be reasonably allocated to each individual segment. These costs are not part of the factors that the chief operating decision maker uses to calculate gross margin. As such, the Company has chosen to present those costs within a general “Corporate” line item for presentation purposes. The Company’s former VaultLogix and Axim subsidiaries, which were included in the Company’s former cloud services segment, and the IPC subsidiary and Nottingham, which were included in the Company’s former managed services segment, were reclassified as “discontinued operations” to conform to classifications used in the current period related to the sale of VaultLogix, VaultLogix’s subsidiaries, Axim, and IPC and the return of the Company’s interest in Nottingham. The segment information as of and for the year ended December 31, 2016 has been retrospectively updated to reflect this change.

Segment information relating to the Company's results of continuing operations was as follows:

	Year Ended December 31,
	2017	2016

Revenue by Segment
Applications and infrastructure	$12,009	$22,173
Professional services	22,511	36,937
Total	$34,520	$59,110

Gross Profit by Segment
Applications and infrastructure	$3,411	$3,633
Professional services	3,617	10,475
Total	$7,028	$14,108

Operating Income (Loss) by Segment
Applications and infrastructure	$(1,697)	$(1,755)
Professional services	(7,971)	1,991
Corporate	(6,755)	(12,753)
Total	$(16,423)	$(12,517)

Interest Expense by Segment
Applications and infrastructure	$18	$21
Professional services	-	-
Corporate	7,032	13,733
Total	$7,050	$13,754

Total Assets by Segment
Applications and infrastructure	$3,807	$16,177
Professional services	7,244	21,334
Corporate	5,364	1,669
Assets of discontinued operations	41	15,389
Total	$16,456	$54,569

Goodwill by Segment
Applications and infrastructure	$-	$6,906
Professional services	-	10,081
Total	$-	$16,987

Depreciation and Amortization Expense by Segment
Applications and infrastructure	$271	$789
Professional services	268	516
Corporate	20	21
Total	$559	$1,326

	Year Ended December 31, 2017
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$11,415	$594	$12,009
Professional services	22,281	230	22,511
Total	$33,696	$824	$34,520

	Year Ended December 31, 2016
	Domestic	Foreign	Total
Revenues by Segment by Geographic Region
Applications and infrastructure	$21,254	$919	$22,173
Professional services	36,582	355	36,937
Total	$57,836	$1,274	$59,110

	Year Ended December 31, 2017
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$3,114	$297	$3,411
Professional services	3,565	52	3,617
Total	$6,679	$349	$7,028

	Year Ended December 31, 2016
	Domestic	Foreign	Total
Gross Profit by Segment by Geographic Region
Applications and infrastructure	$3,428	$205	$3,633
Professional services	10,418	57	10,475
Total	$13,846	$262	$14,108

	Year Ended December 31, 2017
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$(1,948)	$251	$(1,697)
Professional services	(8,024)	53	(7,971)
Corporate	(6,755)	-	(6,755)
Total	$(16,727)	$304	$(16,423)

	Year Ended December 31, 2016
	Domestic	Foreign	Total
Operating Income (Loss) by Segment by Geographic Region
Applications and infrastructure	$(1,854)	$99	$(1,755)
Professional services	1,944	47	1,991
Corporate	(12,753)	-	(12,753)
Total	$(12,663)	$146	$(12,517)

For the year ended December 31, 2016, revenues from the largest customer of the applications and infrastructure and professional services segments were $5,718 and $3,731, respectively, which represented 17% and 11%, respectively, of the Company’s consolidated revenue.

For the year ended December 31, 2016, revenues from the largest customer of the applications and infrastructure and professional services segments were $5,761 and $4,929, respectively, which represented 7% and 6%, respectively, of the Company’s consolidated revenue.

21.	DISCONTINUED OPERATIONS

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

The results of operations of VaultLogix and its subsidiaries have been included within the line-item labelled net loss on discontinued operations, net of tax within the consolidated statement of operations for the year ended December 31, 2016. The Company recorded a gain on the disposal of these assets of $2,637 for the year ended December 31, 2016.

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

The results of operations of Axim have been included within the line-item labelled net loss on discontinued operations, net of tax within the consolidated statement of operations for the year ended December 31, 2016. The Company recorded a loss on the disposal of these assets of $1,063 for the year ended December 31, 2016.

Effective April 1, 2017, the Company returned its interest in Nottingham, a former VIE of the Company.

The assets and liabilities of Nottingham have been included within the consolidated balance sheets as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2016. The results of operations of Nottingham have been included within the line-item labelled net loss on discontinued operations, net of tax within the consolidated statement of operations for the years ended December 31, 2017 and 2016. The Company recorded a loss on the disposal of $464 for the year ended December 31, 2017.

On November 6, 2017, the Company consummated the disposal of certain assets and liabilities of its former wholly-owned subsidiary, IPC. The assets and liabilities of IPC have been included within the consolidated balance sheets as current assets and long term assets of discontinued operations and current liabilities of discontinued operations as of December 31, 2016. The results of operations of IPC have been included within the line-item labelled net loss on discontinued operations, net of tax within the consolidated statement of operations for the years ended December 31, 2017 and 2016. The Company recorded a loss on disposal of these assets of $8,026 for the year ended December 31, 2017.

The following table shows the major classes of the Company’s discontinued operations as of December 31, 2017 and 2016.

	December 31,
	2017	2016

Current assets:
Cash	$-	$9
Accounts receivable, net of allowances	41	4,096
Inventory	-	165
Other current assets	-	467
Current assets of discontinued operations	$41	$4,737

Long-term Assets:
Property and equipment, net	$-	$187
Goodwill	-	6,381
Intangible assets, net	-	4,068
Other assets	-	16
Long-term assets of discontinued operations	$-	$10,652

Current liabilities:
Accrued trade payables	$3,011	$4,447
Accrued expenses	328	1,062
Deferred revenue		1,111
Current liabilities of discontinued operations	$3,339	$6,620

	For the year ended December 31,
	2017	2016

Revenues	$7,409	$20,267
Cost of revenue	5,461	13,467
Gross profit	1,948	6,800

Operating expenses:
Depreciation and amortization	512	1,226
Salaries and wages	1,574	5,049
Selling, general and administrative	1,375	2,767
Goodwill impairment charge	-	1,114
Intangible asset impairment charge	-	3,459
Total operating expenses	3,461	13,615

Pre-tax loss from operations	(1,513)	(6,815)

Other income (expenses):
Interest expense	(6)	(273)
Other expense	-	(158)
Gain (loss) on disposal of subsidiary	(40)	1,574
Total other income (expense)	(46)	1,143

Pre-tax loss on discontinued operations	(1,559)	(5,672)

(Benefit from) provision for income taxes	-	-

Loss on discontinued operations, net of tax	$(1,559)	$(5,672)

22.	SUBSEQUENT EVENTS

1112 Third Avenue Corp Receivables Purchase Agreement – January 3, 2018

On January 3, 2018, the Company entered into a receivables purchase agreement whereby the Company sold $275 of receivables to 1112 Third Avenue Corp in exchange for $275 in cash. The sale was unconditional, irrevocable, and without recourse to the Company.

Pascack Road, LLC Receivables Purchase Agreement – January 3, 2018

On January 3, 2018, the Company entered into a receivables purchase agreement whereby the Company sold $275 of receivables to Pascack Road, LLC in exchange for $200 in cash and the conversion of a $75 promissory note outstanding as of December 31, 2017. The sale was unconditional, irrevocable, and without recourse to the Company.

OTC Pink Current Information

Effective February 13, 2018, the Company’s common stock and warrants commenced trading on OTC Pink Current Information. Prior to February 13, 2018, the Company’s common stock and warrants were trading on the OTCQB Venture Market.

Sale of 19.9% of AWS in Exchange for Warrant

On February 14, 2018, the Company sold its remaining 19.9% share of AWS to Spectrum Global Solutions, Inc. (“Spectrum”) in exchange for a warrant to purchase shares equal to 4% of the outstanding shares of Spectrum on the date the exercise notice is delivered, at an exercise price of $0.0001 per share. The warrant expires on February 14, 2021.

Settlement of Earn-out From the Sale of the AWS Entities

On February 16, 2018, the Company settled the potential earn-out with the buyer of the AWS Entities, Spectrum. The Company received from Spectrum a convertible promissory note in the principal amount of $794. The convertible promissory note accrues interest at a rate of 1% per annum and is due on August 16, 2019. The note is convertible into shares of common stock of the buyer at a conversion price per share equal to 80% of the lowest VWAP over the five (5) trading days immediately prior to, but not including, the conversion date.

Reverse Stock Split

On February 22, 2018, the Company filed a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-one hundred reverse split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of the open of trading on February 23, 2018. The Company’s stockholders, by written consent dated December 5, 2017, had previously authorized the Company’s Board of Directors to effect a reverse stock split within a range of ratios, including one-for-one hundred, at any time within one year following the date of such written consent, as determined by the board.

Pryor Cashman LLP Warrant

On February 23, 2018, the Company issued a warrant to purchase up to 5,000,000 shares of its common stock to Pryor Cashman LLP. The warrant expirers on May 23, 2019 and is exercisable at a per share price of the lower of (i) $0.075 and (ii) 25% of the closing price of the Company’s common stock on the trading day immediately preceding the date of exercise.

Sale of ADEX

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000. $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. $1,000 of the $2,500 in cash received at closing was applied to the repayment of our indebtedness to JGB Concord, with an additional $900 in cash placed in an escrow account controlled by JGB Concord, to be released to the Company if certain conditions are met.

The convertible promissory note accrues interest at a rate of 6% per annum and is due on March 27, 2019. The note is convertible into shares of common stock of the buyer at a conversion price per share equal to 75% of the lowest VWAP during the fifteen (15) trading days immediately prior to the conversion date. The conversion price has a floor of $0.005 per share.

SCS, LLC 12% Convertible Promissory Note

On February 27, 2018, the Company issued a convertible promissory note to SCS, LLC. The note has a principal amount of $150, accrues interest at the rate of 12% per annum, and is due on February 27, 2019. The note is convertible into shares of the Company’s common stock at a conversion price per share equal to 80% of the average of the three (3) lowest VWAPs over the five (5) trading days prior to the conversion date.

Mantra Convertible Note Assignments to RDW Capital LLC

On March 2, 2018, the Company assigned $105 of the note receivable to RDW Capital LLC in exchange for cash of $100.

On March 9, 2018, the Company assigned $105 of the note receivable to RDW Capital LLC in exchange for cash of $100.

Form S-8 Registration Statement

On March 13, 2018, the Company filed a Form S-8 registration statement with the SEC. The registration statement registered an aggregate of 5,096,103 shares of the Company’s common stock, par value $0.0001 per share, that have been or may be issued and sold from time to time under letter agreements that the Company has entered into with each of Dealy Silberstein & Braverman, LLP, Sichenzia Ross Ference Kesner LLP, Pryor Cashman LLP and Kevin Clune CPA relating to the issuance of shares of the Company’s common stock to each of the foregoing consultants in satisfaction of fees owed to each of the foregoing consultants for services rendered to the Company.

Shares issued to Pryor Cashman LLP

On March 15, 2018, the Company issued 100,000 shares of its common stock to Pryor Cashman LLP in connection with the Company’s Form S-8 Registration Statement filed with the SEC on March 13, 2018. The shares were issued with a cost basis of $0.16 per share.

Shares issued to Dealy Silberstein & Braverman, LLP

On March 20, 2018, the Company issued 200,000 shares of its common stock to Dealy Silberstein & Braverman LLP in connection with the Company’s Form S-8 Registration Statement filed with the SEC on March 13, 2018. The shares were issued with a cost basis of $0.15 per share.

Shares issued to Sichenzia Ross Ference Kesner LLP

On March 20, 2018, the Company issued 681,818 shares of its common stock to Sichenzia Ross Ference Kesner LLP in connection with the Company’s Form S-8 Registration Statement filed with the SEC on March 13, 2018. The shares were issued with a cost basis of $0.15 per share.

Dominion November 4, 2016 Exchange Agreement Conversions

During March 2017, the Company issued an aggregate of 317,932 shares of its common stock to Dominion Capital LLC upon the conversion of $30 of principal and accrued interest of a note outstanding.

Dominion January 31, 2017 Promissory Note Conversions

During March 2017, the Company issued an aggregate of 498.474 shares of its common stock to Dominion Capital LLC upon the conversion of $78 of principal and accrued interest of a note outstanding.

JGB Waltham Promissory Note Conversions

During January 2017, the Company issued an aggregate of 154,489 shares of its common stock to JGB Waltham upon the conversion of $78 of principal and accrued interest of a note outstanding.

During February 2017, the Company issued an aggregate of 298.470 shares of its common stock to JGB Waltham upon the conversion of $78 of principal and accrued interest of a note outstanding.

During March 2017, the Company issued an aggregate of 1,619,132 shares of its common stock to JGB Waltham upon the conversion of $78 of principal and accrued interest of a note outstanding.

RDW July 14, 2017 Promissory Note Conversions

During February 2017, the Company issued an aggregate of 428,572 shares of its common stock to RDW upon the conversion of $55 of principal of a note outstanding.

During March 2017, the Company issued an aggregate of 1,063,829 shares of its common stock to RDW upon the conversion of $100 of principal of a note outstanding.

RDW December 8, 2017 Promissory Note Conversions

During January 2017, the Company issued an aggregate of 321,429 shares of its common stock to RDW upon the conversion of $45 of principal of a note outstanding.

During February 2017, the Company issued an aggregate of 1,189,723 shares of its common stock to RDW upon the conversion of $105 of principal of a note outstanding.

