Form 10-Q
period 2018-03-31
INTERCLOUD SYSTEMS, INC.
filed 2018-05-21
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,601,633 shares of common stock were issued and outstanding as of May 18, 2018.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 17, 2018, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of future acquisitions;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our competitors developing the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters;

●	we may incur intangible asset impairment charges, which could harm our profitability; and

●	we have doubt about our ability to continue as a going concern.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2018	2017
	(Unaudited)

ASSETS
Current Assets:
Cash	$364	$376
Accounts receivable, net of allowances of $800 and $696 respectively	340	647
Loans receivable, net of reserves of $924 and $924, respectively	8,708	3,617
Other current assets	1,179	2,724
Current assets of discontinued operations	2	5,933
Total current assets	10,593	13,297

Property and equipment, net	31	38
Restricted cash	900	-
Customer lists, net	940	991
Tradenames, net	314	314
Cost method investment	-	340
Other assets	8	108
Non-current assets of discontinued operations	-	1,368
Total assets	$12,786	$16,456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$4,267	$4,524
Accrued expenses	4,332	5,676
Deferred revenue	534	3,209
Income taxes payable	33	15
Bank debt, current portion	112	114
Notes payable, related parties	532	75
Derivative financial instruments	2,804	3,379
Term loans, current portion, net of debt discount	9,932	11,013
Current liabilities of discontinued operations	3,182	5,798
Total current liabilities	25,728	33,803

Long-term Liabilities:
Deferred income taxes	60	239
Series M Preferred Stock; $0.0001 par value; 500 shares authorized; 386 issued and outstanding as of March 31, 2018 and December 31, 2017	2,972	3,021
Term loans, net of current portion, net of debt discount	269	1,058
Derivative financial instruments	15,452	16,651
Total long-term liabilities	18,753	20,969

Total Liabilities	44,481	54,772

Commitments and Contingencies

Series K Preferred Stock; $0.0001 par value; 3,000 shares authorized; 1,512 issued and outstanding as of March 31, 2018 and December 31, 2017	735	735
Series L Preferred Stock; $0.0001 par value; 1,000 shares authorized; 227 issued and outstanding as of March 31, 2018 and December 31, 2017	152	152
Total temporary equity	887	887

Stockholders' Deficit:
Series J Preferred Stock; $0.0001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock; $0.0001 par value; 1,000,000,000; 16,212,154 and 9,338,286 issued and 16,211,816 and 9,337,948 outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Common stock warrants, no par	37	37
Treasury stock, at cost - 338 shares as of March 31, 2018 and December 31, 2017	(2)	(2)
Additional paid-in capital	155,994	154,628
Accumulated deficit	(188,055)	(193,319)
Total InterCloud Systems, Inc. stockholders' deficit	(32,024)	(38,654)
Non-controlling interest	(558)	(549)
Total stockholders' deficit	(32,582)	(39,203)

Total liabilities and stockholders’ deficit	$12,786	$16,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017

Revenue	$4,765	$5,487
Cost of revenue	2,983	4,014
Gross profit	1,782	1,473

Operating expenses:
Depreciation and amortization	59	188
Salaries and wages	729	1,672
Selling, general and administrative	835	2,027
Total operating expenses	1,623	3,887

Income (loss) from operations	159	(2,414)

Other income (expenses):
Change in fair value of derivative instruments	6,302	(2,424)
Change in fair value of Series M preferred stock	49	-
Interest expense	(423)	(4,274)
Loss on extinguishment of debt, net	(473)	(1,171)
Other expense	(625)	(37)
Total other expense	4,830	(7,906)

Income (loss) from continuing operations before income taxes	4,989	(10,320)

Bbenefit from income taxes	(164)	(239)

Net income (loss) from continuing operations	5,153	(10,081)

Gain (loss) on discontinued operations, net of tax	102	(4,156)

Net income (loss)	5,255	(14,237)

Net loss attributable to non-controlling interest	9	17

Net income (loss) attributable to InterCloud Systems, Inc. common stockholders	$5,264	$(14,220)

Basic income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income (loss) from continuing operations	$0.46	$(14.24)
Net loss on discontinued operations, net of taxes	$0.01	$(5.87)
Net income (loss) per share	$0.47	$(20.10)

Diluted income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income (loss) from continuing operations	$0.00	$(14.24)
Net loss on discontinued operations, net of taxes	$0.00	$(5.87)
Net income (loss) per share	$0.00	$(20.10)

Basic weighted average common shares outstanding	11,173,549	708,174
Diluted weighted average common shares outstanding	230,979,608	708,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

									Additional		Non-
	Common Stock		Common Stock Warrants		Series J Preferred Stock		Treasury Stock		Paid-in	Accumulated	Controlling
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2017	9,337,948	$2	33,977	$37	1,000	$-	338	$(2)	$154,628	$(193,319)	$(549)	(39,203)

Issuance of common stock to JGB (Cayman) Waltham Ltd.	2,072,091	-	-	-	-	-	-	-	372	-	-	372
Issuance of common stock to RDW Capital, LLC	3,003,553	-	-	-	-	-	-	-	619	-	-	619
Issuance of common stock to Dominion Capital, LLC	816,406	-	-	-	-	-	-	-	161	-	-	161
Issuance of common stock to Pryor Cashman LLP	100,000	-	-	-	-	-	-	-	16	-	-	16
Issuance of common stock to Dealy Silberstein & Braverman, LLP	200,000	-	-	-	-	-	-	-	29	-	-	29
Issuance of common stock to Sichenzia Ross Ference Kesner LLP	681,818	-	-	-	-	-	-	-	99	-	-	99
Stock compensation expense	-	-	-	-	-	-	-	-	70	-	-	70
Net income (loss)	-	-	-	-	-	-	-	-	-	5,264	(9)	5,255

Ending balance, March 31, 2018	16,211,816	2	33,977	37	1,000	-	338	(2)	155,994	(188,055)	(558)	(32,582)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$5,255	$(14,237)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	6	7,052
Depreciation and amortization	59	188
Amortization of debt discount and deferred debt issuance costs	116	3,059
Stock compensation for services	70	488
Change in fair value of derivative instruments	(6,302)	2,424
Deferred income taxes	(179)	(249)
Loss on extinguishment of debt	473	1,171
Change in fair value of Series M preferred stock	(49)	-
Provision for bad debts	-	(10)
Issuance of shares to non-employees for services	-	12
Changes in operating assets and liabilities:
Accounts receivable	1,889	2,881
Other assets	143	(85)
Accounts payable and accrued expenses	(951)	1,345
Income taxes	18	10
Deferred revenue	(2,675)	(326)
Net cash (used in) provided by operating activities of continuing operations	(2,127)	3,723
Net cash provided by (used in) operating activities of discontinued operations	105	(4,328)
Net cash used in operating activities	(2,022)	(605)

Cash flows from investing activities:
Cash received from sale of the ADEX Entities	1,850	-
Restricted cash received from sale of the ADEX Entities	900	-
Proceeds from assignment of loan receivable	200	-
Purchases of equipment	-	(24)
Issuance of notes receivable	-	(40)
Cash proceeds from the sale of Highwire	-	4,000
Net cash provided by investing activities of continuing operations	2,950	3,936
Net cash used in investing activities of discontinued operations	-	(5)
Net cash provided by investing activities	2,950	3,931

Cash flows from financing activities:
Repayments of bank borrowings	(2)	(2)
Repayments of term loans	(486)	(285)
Proceeds from related party loans	475	-
Repayments of related party loans	(18)	-
Term loan-related payments from proceeds of sale of the ADEX Entities	(909)	-
Proceeds from term loans	-	70
Debt issuance costs on new term loans	-	(50)
Term loan-related repayments from proceeds of sale of Highwire	-	(3,625)
Proceeds from bank borrowings	-	15
Repayments of receivables purchase agreements	-	(422)
Cancellations of shares issued for interest	-	(1)
Net cash used in financing activities	(940)	(4,300)

Net decrease in cash	(12)	(974)

Cash, beginning of period	376	1,790

Cash, end of period	$364	$816

Supplemental disclosures of cash flow information:
Cash paid for interest	$36	$92
Cash paid for income taxes	$1	$1

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$1,153	$5,247
Addition to debt discount	$70	$1,801
Conversion of accounts payable into term loan	$150	$-
Issuance of shares of common stock pursuant to S-8 registration statement	$144	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

InterCloud Systems, Inc. (the “Company”) was incorporated on November 22, 1999 under the laws of the state of Delaware and is a provider of networking orchestration and automation for the Internet of things (IOT), software-defined networking (SDN) and network function virtualization (NFV) environments to the telecommunications service provider (carrier) and corporate enterprise markets. The Company’s managed services solutions offer enterprise and service-provider customers the opportunity to adopt an operational expense model by outsourcing cloud deployment and management to the Company rather than the capital expense model that has dominated in recent decades in IT infrastructure management. The Company also offers enterprise and service provider customers specialty contracting services, including engineering, design, installation and maintenance services, that support the build-out and operation of some of the most advanced small cell, Wi-Fi and distributed antenna system (DAS) networks.

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011 – sold in April 2017 in connection with the sale of the AWS Entities), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), TNS, Inc. (“TNS”) (since September 2012), and AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013 – the AWS Entities were sold in April 2017. The results of operations of the Company’s former subsidiaries, Integration Partners – NY Corporation (“IPC) (since January 2014 – the assets were sold in November 2017), RentVM Inc. (“RentVM”) (since February 2014 – discontinued in November 2017 in connection with the sale of the assets of the IPC subsidiary), ADEX Corporation, ADEX Puerto Rico, LLC and Highwire (collectively, “ADEX” or “ADEX Entities”) (since September 2012 – Highwire was sold in January 2017, and the ADEX Entities were sold in February 2018 – refer to Note 3, Disposals of Subsidiaries, for further detail), and SDN Essentials, LLC (“SDNE”) (since January 2016 – SDNE was sold in May 2017) have been included as discontinued operations on the accompanying financial statements (refer to Note 15, Discontinued Operations, for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In June 2016, the Company made a loan to SDN Systems, LLC (“SDNS”). The loan is convertible into a 90% ownership stake in SDNS. The Company is the primary source of capital for SDNS. The Company evaluated the investment in SDNS at both March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the criteria for a VIE were met. As such, the operations of SDNS have been included in the Company’s consolidated statement of accounts.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on April 17, 2018.

Basis of Presentation

The unaudited condensed consolidated financial statements have been presented on a comparative basis. During the period from January 1, 2017 through March 31, 2018, the Company disposed of four subsidiaries, the results of which are included within discontinued operations for the three months ended March 31, 2018 and 2017. The Company retrospectively updated the unaudited condensed consolidated financial statements as of December 31, 2017 and for the three months ended March 31, 2017 to match the presentation on the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018.

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

Revenue Recognition

The contracts of TNS and RM Engineering provide that payment for the Company’s services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months.

The AWS Entities, which we sold in April 2017, generally recognized revenue using the percentage of completion method. Revenues and fees under the contracts of these entities were recognized utilizing the units-of-delivery method, which used measures such as task completion within an overall contract. The units-of-delivery approach is an output method used in situations where it is more representative of progress on a contract than an input method, such as the efforts-expended approach. Provisions for estimated losses on uncompleted contracts, if any, were made in the period in which such losses were determined. Changes in job performance conditions and final contract settlements could have resulted in revisions to costs and income, which were recognized in the period in which revisions were determined.

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

The Company’s reported revenue was not affected in any period due to the adoption of ASC Topic 606 because: (1) the Company identified similar performance obligations under Topic 606 as compared with deliverables and separate units of account previously identified; (2) the Company has determined the transaction price to be consistent; and (3) the Company records revenue at the same point in time, upon delivery of services, under both ASC Topic 605 and Topic 606, as applicable under the terms of the contract with the customer. Additionally, the Company’s accounting for fulfillment costs or costs incurred to obtain a contract were not affected in any period due to the adoption of Topic 606.

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

Restricted Cash

As of March 31, 2018, the Company had $900 of restricted cash related to the Senior Secured Convertible Note with JGB (Cayman) Waltham Ltd. The $900 in cash was received in connection with the sale of the ADEX Entities (refer to Note 3, Disposals of Subsidiaries, for further detail).

Indefinite Lived Intangible Assets

The Company tests its indefinite-lived intangible assets for impairment at least annually (as of October 1) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability indefinite-lived intangible assets and the Company’s consolidated financial results.

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

Securities and Exchange Commission Subpoenas

On May 21, 2014, the Company received a subpoena from the SEC that stated that the staff of the SEC was conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to the Company as part of an investigation as to whether certain investor relations firms and their clients engaged in market manipulation. The subpoena and accompanying letter did not indicate whether the Company was, or was not, under investigation. Since May 2014, the Company provided testimony to the SEC and produced documents in response to that subpoena and several additional subpoenas received from the SEC in connection with that matter, including a subpoena issued on March 1, 2016 requesting information relating to a transaction involving the Company’s Series H preferred shares in December 2013.

In connection with the SEC investigation, in May 2015, the Company received information from the SEC that it was continuing an investigation of the Company and certain of its current and former officers, consultants of the Company and others, of “possible violation[s]” of Section 17(a) of the Securities Act and Sections 9(a) and 10(b) of the Exchange Act and the rules of the SEC thereunder in the offer or sale of securities and certain other matters with respect to which the SEC claims it has information, including the possible market manipulation of the Company’s securities dating back to January 2013. Based upon the Company’s internal investigations, the Company did not believe either it or any of its current or former officers or directors engaged in any activities that violated applicable securities laws.

On April 2, 2018, the Company received a notification from the SEC that it was closing the investigation and did not intend to recommend enforcement action against the Company.

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

Partial common shares includable in the computation of fully-diluted per share results are not presented for the three months ended March 31, 2017 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

The following sets forth the computation of diluted EPS for the three months ended March 31, 2018

	Three months ended March 31, 2018

	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$5,264	11,173,549	$0.47
Change in fair value of derivative instruments	(3,398)	-	-
Loss on extinguishment of debt	(2,266)	-	-
Interest expense and debt discounts related to convertible instruments	404	-	-
Dilutive shares related to convertible promissory notes	-	127,735,252	-
Dilutive shares related to convertible preferred stock	-	87,436,185	-
Dilutive shares related to warrants	-	4,634,622	-
Dilutive EPS	$4	230,979,608	$0.00

Diluted Earnings per Share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. As of March 31, 2018, the Company’s common stock equivalents included 64,867,725 shares that could be converted based on certain convertible preferred stock, 33,339 shares related to outstanding warrants, and 417 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. As of March 31, 2017, the Company’s common stock equivalents included 401,490 shares that could be converted based on outstanding debt, 22,085 shares related to outstanding warrants, and 438 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Potential common shares includable in the computation of fully-diluted per share results are not presented for the three months ended March 31, 2017 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of March 31, 2018 and December 31, 2017, was estimated at $11,863 and $12,034, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as Level 2.

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

The fair value of the Company’s financial instruments carried at fair value at March 31, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2018
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$2,672
Current derivative features related to warrant derivatives	-	-	132
Long-term derivative features related to convertible debentures	-	-	171
Long-term derivative features related to warrant derivatives			394
Long-term derivative features related to preferred stock	-	-	14,887
Fair value of Series M preferred stock	-	-	2,972

Total liabilities at fair value	$-	$-	$21,228

	December 31, 2017
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$3,145
Current derivative features related to warrant derivatives	-	-	234
Long-term derivative features related to convertible debentures	-	-	661
Long-term derivative features related to preferred stock	-	-	15,990
Fair value of Series M preferred stock	-	-	3,021

Total liabilities at fair value	$-	$-	$23,051

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2018 were as follows:

Amount
Balance as of December 31, 2017	$23,051
Change in fair value of derivative features related to convertible debentures	(910)
Change in fair value of warrant derivatives	(1,506)
Change in fair value of preferred stock derivatives	(1,103)
Change in fair value of Series M preferred stock	(49)
Fair value of derivative feature related to SCS LLC term loan	70
Fair value of derivative feature related to Pryor Cashman LLP warrant	1,798
Adjustment of derivative liability upon conversion of debt	(123)

Balance as of March 31, 2018	$21,228

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the three months ended March 31, 2018, the Company generated gross profits from operations but was unable to achieve positive cash flow from operations. The Company’s management expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the year ended December 31, 2017, the Company suffered recurring losses from operations. At March 31, 2018 and December 31, 2017, the Company had a stockholders’ deficit of $32,582 and $39,203, respectively. At March 31, 2018, the Company had a working capital deficit of approximately $15,135, as compared to a working capital deficit of approximately $20,506 at December 31, 2017. The increase of $5,371 in the Company’s working capital from December 31, 2017 to March 31, 2018 was primarily the result of an increase in loans receivable, net of reserves, of $5,091, a decrease in the current liabilities of discontinued operations of $2,616, a decrease in the current portion of term loans net of debt discount of $1,081, and a decrease in deferred revenue of $2,675. These changes were partially offset by a decrease in the current assets of discontinued operations of $5,931.

On or prior to May 31, 2019, the Company has obligations relating to the payment of indebtedness on term loans and notes to related parties of $10,201 and $532, respectively. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to May 31, 2019 from earnings from operations, the sale of certain operating assets or businesses and from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through May 31, 2019. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

3. DISPOSALS OF SUBSIDIARIES

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000 (refer to Note 4, Loans Receivable, for further detail). $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. $1,000 of the $2,500 in cash received at closing was applied to the repayment of the Company’s indebtedness to JGB Concord, with an additional $900 in cash placed in an escrow account controlled by JGB Concord, to be released to the Company if certain conditions are met.

As a result of the sale, the operations of the ADEX Entities are included in discontinued operations as of March 31, 2018 and December 31, 2017, and for the periods ending March 31, 2018 and 2017 (refer to Note 15, Discontinued Operations, for further detail).

4. LOANS RECEIVABLE

Loans receivable as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Loans to employees, net of reserves of $924, due December 2018	$-	$4
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., matured April 2018	$3,718	$3,613
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., due March 2019	$4,188	$-
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., due August 2019	$802	$-
Loans receivable	$8,708	$3,617

Loans to employees

Loans to employees bore interest at rates between 2% and 3% per annum. As of December 31, 2017, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve of $924 on the balance of loans to employees as of December 31, 2017. As of March 31, 2018, the balance in loans to employees was $0.

Spectrum Global Solutions, Inc. April 25, 2017 convertible note receivable

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

On March 31, 2018 and December 31, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,769 and $1,650, respectively, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $1,949 and $1,963, respectively. The total fair value of $3,718 and $3,613 was included in loans receivable on the unaudited condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively. The Company recorded the change in fair value as a gain of $315 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.

On April 25, 2018 the note matured and is now due on demand.

The fair value of the note receivable as of March 31, 2018 and December 31, 2017 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$1,685	$2,005

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.63%	1.39%
Life of conversion feature (in years)	0.07	0.32
Volatility	333%	272%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date.

 Spectrum Global Solutions, Inc. February 27, 2018 convertible note receivable

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000. The convertible promissory note accrues interest at a rate of 6% per annum and is due on March 27, 2019. The note is convertible into shares of common stock of the buyer at a conversion price per share equal to 75% of the lowest VWAP during the fifteen (15) trading days immediately prior to the conversion date. The conversion price has a floor of $0.005 per share. The floor is removed in the event of a default.

The Company evaluated the convertible note’s settlement provisions and elected the fair value option afforded in ASC 825, Financial Instruments, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of derivative instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using a Monte Carlo simulation. The sum of these two valuations is the fair value of the loan receivable. On February 27, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,361, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $2,455. The total fair value of $3,816 was recorded in the consolidated balance sheet.

On March 31, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,412, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $2,776. The total fair value of $4,188 was included in loans receivable on the unaudited condensed consolidated balance sheet as of March 31, 2018. The Company recorded the change in fair value as a gain of $372 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.

The fair value of the note receivable as of March 31, 2018 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31, 2018
Principal amount and guaranteed interest	$2,011

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.09%
Life of conversion feature (in years)	0.99
Volatility	221%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date, with a floor of $0.005 per share.

Spectrum Global Solutions, Inc. February 16, 2018 convertible promissory note

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

The Company evaluated the convertible note’s settlement provisions and elected the fair value option afforded in ASC 825, Financial Instruments, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of derivative instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using a Monte Carlo simulation. The sum of these two valuations is the fair value of the loan receivable. On February 16, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $433, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $348. The total fair value of $781 was recorded in the consolidated balance sheet.

On March 31, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $455, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $347. The total fair value of $802 was included in loans receivable on the unaudited condensed consolidated balance sheet as of March 31, 2018. The Company recorded the change in fair value as a gain of $21 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.

The fair value of the working capital note receivable as of March 31, 2018 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31, 2018
Principal amount and guaranteed interest	$795

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.09%
Life of conversion feature (in years)	1.38
Volatility	209%

*	The conversion price per share is equal to 80% of the lowest VWAP during the five trading days immediately prior to the conversion date.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Vehicles	$646	$646
Computers and Office Equipment	93	93
Equipment	170	170
Total	909	909
Less accumulated depreciation	(878)	(871)

Property and equipment, net	$31	$38

Depreciation expense for the three months ended March 31, 2018 and 2017 was $7 and $37, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

The following table summarizes the Company’s intangible assets as of March 31, 2018 and December 31, 2017:

		March 31, 2018
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization

Customer relationship and lists	7-10 yrs	$991	$-	$(51)	$-	$-	$940	$(1,234)
Trade names	Indefinite	314	-	-	-	-	314	-

Total intangible assets		$1,305	$-	$(51)	$-	$-	$1,254	$(1,234)

		December 31, 2017
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization

Customer relationship and lists	7-10 yrs	$3,238	$-	$(277)	$(69)	$(1,901)	$991	$(1,183)
URL's	Indefinite	5	-		(5)	-	-	-
Trade names	Indefinite	1,410	-	-	(165)	(931)	314	-

Total intangible assets		$4,653	$-	$(277)	$(239)	$(2,832)	$1,305	$(1,183)

Amortization expense related to the identifiable intangible assets was $51 and $150 for the three months ended March 31, 2018 and 2017, respectively.

7. BANK DEBT

Bank debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 14.2%, guaranteed personally by principal shareholders of acquired companies, maturing July 2018	$103	$103
Equipment finance agreement, monthly principal of $1, maturing February 2020	9	11
	$112	$114
Less: Current portion of bank debt	(112)	(114)

Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the three months ended March 31, 2018 and 2017 amounted to $6 and $3, respectively. There are no financial covenants associated with the bank debt.

8. TERM LOANS

Term loans as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$2

London Bay - VL Holding Company, LLC convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	1,403	1,403

WV VL Holding Corp convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	2,005	2,005

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019	1,615	3,091

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019	11	11

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019	105	294

6% senior convertible term promissory note, unsecured, Dominion Capital, matured on January 31, 2018, net of debt discount of $0 and $1, respectively	50	69

12% senior convertible note, unsecured, Dominion Capital, matured in November 2017	-	75

Promissory note issued to Trinity Hall, 3% interest, unsecured, matured in January 2018	500	500

9.9% convertible promissory note, RDW Capital LLC. July 14, 2017 Note, maturing on July 14, 2018, net of debt discount of $0 and $74, respectively	-	81

9.9% convertible promissory note, RDW Capital LLC. September 27, 2017 Note, maturing on September 27, 2018, net of debt discount of $61 and $91, respectively	94	64

9.9% convertible promissory note, RDW Capital LLC. October 12, 2017 Note, maturing on October 12, 2018	133	133

9.9% convertible promissory note, RDW Capital LLC. December 8, 2017 Note, maturing on December 8, 2018	330	480

Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	1,421	1,421

Promissory notes issued to Forward Investments, LLC, 3% interest, matured on January 1, 2018, unsecured	1,752	1,752

Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	390	390

Promissory note to Tim Hannibal, 8% interest, matured on January 9, 2018, unsecured	300	300

Promissory note issued to SCS LLC, 12% interest, due on February 27, 2019, unsecured, net of debt discount of $60	90	-
	10,201	12,071
Less: Current portion of term loans	(9,932)	(11,013)

Long-term portion term loans, net of debt discount	$269	$1,058

The interest expense, including amortization of debt discounts, associated with the term loans payable in the quarters ended March 31, 2018 and 2017 amounted to $417 and $3,579, respectively.

With the exception of the note outstanding to the former owner of RM Leasing, all term loans are subordinate to the JGB (Cayman) Waltham Ltd. And JGB (Cayman) Concord Ltd. Notes, which are guaranteed by all assets of the Company.

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

During November 2017, the holders of the promissory notes in the principal amounts of $7,408 and $7,003, respectively, converted $5,405 and $4,998 of principal, respectively, into shares of the Company’s Series K preferred stock (refer to Note 14, Preferred Stock, for further detail). As a result of this conversion, the original notes were amended, with new principal amounts of $2,003 and $2,005, respectively (refer to the “London Bay – VL Holding Company LLC November 17, 2017 Amendment” and “WV VL Holding Corp November 17, 2017 Amendment” sections of this note for further detail).

London Bay – VL Holding Company LLC November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to London Bay – VL Holding Company LLC on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,003 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the amended note).

On December 8, 2017, the holder of the amended note assigned $600 of principal to RDW Capital LLC (refer to the “RDW December 8, 2017 9.9% Convertible Promissory Note” section of this note for further detail).

During the three months ended March 31, 2018, the investor who holds the amended note did not convert any principal or accrued interest into shares of the Company’s common stock.

WV VL Holding Corp November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to WV VL Holding Corp on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,005 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the amended note).

During the three months ended March 31, 2018, the investor who holds the amended note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the three months ended March 31, 2017, the investor who held the August 6, 2015 senior convertible note converted the remaining principal outstanding of $1,199 into shares of the Company’s common stock.

Term Loan – Dominion Capital LLC September 15, 2016 Promissory Note and November 4, 2016 Exchange Agreement

On September 15, 2016, the Company received cash proceeds of $500, from the sale of a term promissory note. The term promissory note originally had a maturity date of November 4, 2016 and can be paid in either cash or common stock at the option of the lender. Interest accrued at the rate of 12% per annum. The note was redeemable at any time prior to maturity at an amount equal to 110% of the outstanding principal amount plus any accrued and unpaid interest on the note. The redemption premium (10%) could be paid in cash or common stock at the option of the Company.

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40 to $540, which included a debt discount of $101, and the note became convertible into shares of the Company’s common stock. The maturity date of the note was extended from November 4, 2016 to November 4, 2017. Interest accrued at the rate of 12% per annum. The amended note had monthly amortization payments of $86 beginning on May 4, 2017 and ending on the maturity date. These monthly amortization payments could be offset by monthly conversions. The note was convertible at the lower of (i) $4.00, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of $146 in the consolidated statement of operations for the year ended December 31, 2016. Refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the November 4, 2016 convertible note.

The note matured on November 4, 2017 and was due on demand.

During the three months ended March 31, 2018, the holder of the November 4, 2016 promissory note converted $78 of principal and accrued interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the balance of the note was $0 as of March 31, 2018. The Company recorded a loss on extinguishment of debt of $45 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. During the three months ended March 31, 2017, the holder of the November 4, 2016 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the three months ended March 31, 2018, the holder of the January 31, 2017 promissory note converted $20 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $17 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. During the three months ended March 31, 2017, the holder of the January 31, 2017 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the year ended December 31, 2017, the investor who held the Smithline senior convertible note converted the remaining principal outstanding of $363 into shares of the Company’s common stock.

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

During the three months ended March 31, 2018, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $1,207 and $35, respectively.

During the year ended December 31, 2017, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $298 and $20, respectively. Of the $20 of interest paid, $2 was from proceeds of the sale of the Company’s Highwire division.

During the three months ended March 31, 2018, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $189 and $1, respectively.

During the three months ended March 31, 2018, JGB Waltham converted $271 of principal and accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $102 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. During the year ended December 31, 2017, JGB Waltham converted $511 of principal and accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $636 in the consolidated statement of operations for the year ended December 31, 2017.

Principal of $1,615 and $3,091 related to the JGB Waltham December Debenture remained outstanding as of March 31, 2018 and December 31, 2017, respectively. Principal of $105 and $294 related to the JGB Waltham 2.7 Note remained outstanding as of March 31, 2018 and December 31, 2017, respectively.

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

In connection with the execution of the Note Forbearance Agreement, the Company issued to JGB Concord a senior secured note (the ”5.2 Note”), dated May 17, 2016, in the principal amount of $5,220 that matures on May 31, 2019, bears interest at 0.67% per annum, and contains standard events of default.

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

During the three months ended March 31, 2017, JGB Concord did not convert any principal or accrued interest into shares of the Company’s common stock. During the year ended December 31, 2017, JGB Concord converted $1,053 of principal and accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $1,279 to the consolidated statement of operations for the year ended December 31, 2017.

Principal of $11 related to the JGB Concord February Debenture remained outstanding as of March 31, 2018 and December 31, 2017.

Assignment and Assumption Agreement – MEF I, L.P.

On March 9, 2017, JGB Waltham, the Company, and a third-party investor effectuated a two-part exchange with respect to a portion of the Amended and Restated Debenture in which JGB Waltham assigned a portion of its interest in the Amended and Restated Debenture (the “Assigned Debt”) to MEF I, L.P. pursuant to an Assignment and Assumption Agreement, dated as of March 9, 2017. Simultaneously therewith, the Company entered into an Exchange Agreement, dated as of March 9, 2017 (the “Exchange Agreement”), pursuant to which the Company issued to MEF I, L.P. a 4.67% convertible promissory note, dated as of March 9, 2017, in the aggregate principal amount of $550 (the “Exchange Note”). The Exchange Note was convertible at the lower of (i) $16.00 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the Exchange Note).

During the year ended December 31, 2017, the investor who held the Exchange Note converted $575 of principal and related interest into shares of the Company’s common stock. As a result of these conversions, the outstanding principal balance as of December 31, 2017 was $0. The Company recorded a loss on extinguishment of debt of $150 to the consolidated statement of operations for the year ended December 31, 2017.

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

During the year ended December 31, 2017, the investor who held the April 3, 2017 2.5% promissory note converted $100 of principal into shares of the Company’s common stock. As a result of these conversions, the outstanding principal balance as of December 31, 2017 was $0. The Company recorded a gain on extinguishment of debt of $34 to the consolidated statement of operations for the year ended December 31, 2017.

RDW July 14, 2017 9.9% Convertible Promissory Note

On July 14, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, which accrued interest at the rate of 9.9% per annum, and had a maturity date of July 14, 2018. The note was convertible at the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW July 14, 2017 9.9% convertible note).

During the three months ended March 31, 2018, the investor who held the 9.9% promissory note converted $155 of principal into shares of the Company’s common stock. As a result of these conversions, the outstanding principal balance as of March 31, 2018 was $0. The Company recorded a loss on extinguishment of debt of $212 to the consolidated statement of operations for the three months ended March 31, 2018. During the year ended December 31, 2017, the investor who held the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the year ended December 31, 2017, the investor who held the July 18, 2017 2.5% promissory note converted $1,215 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $286 to the consolidated statement of operations for the year ended December 31, 2017.

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, which bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the twenty trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW September 27, 2017 9.9% convertible note).

During the three months ended March 31, 2018, the investor who holds the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock. During the year ended December 31, 2017, the investor who holds the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the year ended December 31, 2017, the investor who holds the October 12, 2017 9.9% promissory note converted $267 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $114 to the consolidated statement of operations for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, the investor who holds the December 8, 2017 9.9% promissory note converted $150 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $103 to the consolidated statement of operations for the three months ended March 31, 2018. During the year ended December 31, 2017, the investor who holds the December 8, 2017 9.9% promissory note converted $120 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $203 to the consolidated statement of operations for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, Forward Investments did not convert any principal or accrued interest into shares of the Company’s common stock.

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

SCS LLC February 27, 2018 Convertible Promissory Note

On February 27, 2018, the Company issued a convertible promissory note to SCS, LLC. The note has a principal amount of $150, accrues interest at the rate of 12% per annum, and is due on February 27, 2019. The note is convertible into shares of the Company’s common stock at a conversion price per share equal to 80% of the average of the three (3) lowest VWAPs over the five (5) trading days prior to the conversion date (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the SCS LLC February 27, 2018 convertible note).

9. DERIVATIVE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible debt and freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC Topic 815”).

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding as of March 31, 2018 and December 31, 2017.

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

On March 31, 2018 and December 31, 2017, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on that date, and determined the fair value was $0.

The fair value of the warrant derivative liability as of March 31, 2018 and December 31, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017

Fair value of Company’s common stock	$0.09	$0.27
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	187%	215%
Exercise price per share	$1,600.00 - $2,000.00	$1,600.00 - $2,000.00
Estimated life	0.5 years	0.7 years
Risk free interest rate (based on 1-year treasury rate)	1.95%	1.65%

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

The debt discounts were amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion features.

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

On March 31, 2018 and December 31, 2017, the fair value of the conversion feature of the Forward Investments, LLC loans was $324 and $348, respectively, which was included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets. The change in the fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain in the unaudited condensed consolidated statements of operations of $24 and $1277 for the three months ended March 31, 2018 and 2017, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018				December 31, 2017
Principal and interest amount	$1,826	$599	$1,271	$2,451	$1,810	$582	$1,270	$2,438

Conversion price per share	*	*	*	*	*	*	*	*
Risk free rate	2.39%	2.39%	1.73%	1.73%	2.00%	2.00%	1.39%	1.39%
Life of conversion feature (in years)	3.8	3.8	0.3	0.0	4.0	4.0	0.3	0.0
Volatility	151%	151%	304%	304%	142%	142%	195%	195%

*	The conversion price per share is equal to the lesser of $7.80 or 95% of VWAP on the conversion date.

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

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $176. As a result of the conversion of the outstanding principal balance (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of March 31, 2017. The Company recorded a gain on fair value of derivative instruments of $176 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

Dominion Capital LLC November 4, 2016 Exchange Agreement – Senior Convertible Debt Features

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40, and the note became convertible into shares of the Company’s common stock. The note was convertible at the lower of (i) $40.00, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 4, 2016, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $242 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of conversions, the balance outstanding on the promissory note was $0 as of March 31, 2018. The Company recorded a gain of $59 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $59. The Company recorded a loss of $323 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$75

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.39%
Life of conversion feature (in years)	0.25
Volatility	195%

*	The conversion price per share was equal to the lesser of $10.00 or 75% of average daily VWAP for the fifteen trading days prior to the conversion date.

Dominion Capital LLC January 31, 2017 – Senior Convertible Debt Features

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $40.00 or (ii) 80% of the lowest VWAP in the 15 trading days prior to the conversion date. (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On January 31, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $38 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible noted and determined the fair value to be $60 and $81, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2018 and 2017 as a gain and loss in the unaudited condensed consolidated statements of operations of $21 and $24, respectively.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$57	$74

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.73%	1.28%
Life of conversion feature (in years)	0.00	0.08
Volatility	304%	310%

*	The conversion price per share is equal to 70% of average daily VWAP for the fifteen trading days prior to the conversion date.

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

The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2017 as a loss in the unaudited condensed consolidated statements of operations of $24.

During the year ended December 31, 2017, Smithline converted the outstanding principal balance into shares of the Company’s common stock.

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture Features

On December 29, 2015, the Company entered into a securities purchase agreement with JGB Waltham whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a 10% original issue discount senior secured convertible debenture in the aggregate principal amount of $7,500. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On December 29, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $1,479 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a debt discount and related derivative liability. The debt discounts were amortized over the life of the loan.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,752 to its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On March 9, 2017, JGB (Cayman) Waltham entered into an Assignment and Assumption agreement with MEF I, LP (refer to Note 8, Term Loans, for further detail). The Company accounted for the assumption agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $349 to its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and determined the fair value to be $1,025 and $1,820, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended March 31, 2018 and 2017 as a gain and loss of $795 and $2,285, respectively, which included all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statements of operations.

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$1,621	$3,091

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.09%	1.76%
Life of conversion feature (in years)	1.17	1.41
Volatility	228%	201%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

JGB (Cayman) Waltham Ltd. 2.7 Note Convertible Debenture Features

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement and determined that the fair value of the features was $1,200 as of September 1, 2016 and recorded these items on the consolidated balance sheets as a derivative liability. The debt discounts were amortized over the life of the loan.

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $141 to its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $55 and $120, respectively. The Company recorded a gain and loss on fair value of derivative instruments of $65 and $179, respectively, for the three months ended March 31, 2018 and 2017, which included all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$116	$294

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.73%	1.39%
Life of conversion feature (in years)	0.00	0.00
Volatility	304%	195%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

As part of the June 23, 2016 amended agreement with JGB Concord, the Company issued 900,000 shares of the Company’s common stock on June 23, 2016 to JGB Concord, which included a make-whole provision whereby the Company would pay JGB Concord in cash the difference between $376.00 per share of the Company’s common stock and the average volume weighted average price per share of the Company’s common stock sixty days after shares of the Company’s common stock are freely tradable. The Company accounted for the make-whole provision within the June 23, 2016 amendment agreement as a derivative liability and utilized a binomial lattice model to ascribe a value of $280, which was recorded as a derivative liability on the Company’s consolidated balance sheet and as a loss on extinguishment of debt on the Company’s consolidated statement of operations on June 23, 2016.

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

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 8, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Concord Debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $2 to its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $7 and $7, respectively. The Company recorded the change in fair value of derivative instruments for the three months ended March 31, 2017 and as a gain of $245, respectively, which included all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statement of operations.

The fair value of the JGB (Cayman) Concord Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$11	$11

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.09%	1.76%
Life of conversion feature (in years)	1.17	1.41
Volatility	228%	201%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

During the year ended December 31, 2017, the Company paid the balance owed for the make-whole provision.

The Company recorded a gain on fair value of derivative instruments of $5 for the three months ended March 31, 2017 on the unaudited condensed consolidated statement of operations.

February 28, 2017 JGB Waltham Warrant

On February 28, 2017, the Company entered into a securities exchange agreement with JGB Waltham whereby the Company issued a warrant giving JGB Waltham the right to purchase from the Company shares of common stock for an aggregate purchase price of up to $1,000. The warrant had an original expiration date of November 28, 2018 and contained a cashless exercise feature. The warrants had an exercise price of $16.00 until May 29, 2017 and the lower of (a) $16.00 and (b) 80% of the lowest VWAP of the Company’s common stock for the prior 30 days thereafter. On February 28, 2017, the Company used a binomial lattice calculation to value the warrants. The Company ascribed a value of $65 related to the warrants and recorded this item on the consolidated balance sheets as a derivative liability.

The Company recorded a loss of $328 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

During the year ended December 31, 2017, JGB Waltham exercised the warrant in full for an aggregate purchase price of $1,000.

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

As a result of the conversion of the outstanding principal balance during the year ended December 31, 2017 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2017.

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

On March 31, 2018 and December 31, 2017, the Company used a binomial lattice model to value the warrant derivative and determined the fair value to be $132 and $234, respectively. The Company recorded a gain on fair value of derivative instruments of $102 and $37 for the three months ended March 31, 2018 and 2017, respectively, on the unaudited condensed consolidated statement of operations.

On March 31, 2018, the expiration date was extended until June 30, 2018.

The fair value of the warrant derivative as of March 31, 2018 and December 31, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Fair value of Company’s common stock	$0.09	$0.27
Volatility	198%	201%
Exercise price	0.40	0.400
Estimated life (in years)	0.25	0.25
Risk free interest rate	1.73%	1.39%

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

As a result of the conversion of the outstanding principal balance during the year ended December 31, 2017 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2017.

RDW July 14, 2017 9.9% Convertible Promissory Note

On July 14, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, which bore interest at the rate of 9.9% per annum, and had an original maturity date of July 14, 2018. The note was convertible at the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On July 14, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $126 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of the conversion of the outstanding principal balance during the three months ended March 31, 2018 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of March 31, 2018. The Company recorded a gain on fair value of derivative instruments of $64 for the three months ended March 31, 2018, on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$162

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.53%
Life of conversion feature (in years)	0.53
Volatility	198%

*	The conversion price per share was equal to the lesser of $4.00 or 75% of the average of the lowest 5 prices during the 7 days preceding the conversion date.

Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note

On July 18, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW. This note was convertible into the Company’s common stock at a price of $2,548.00 per share. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $1,215 due July 18, 2018. The conversion price of the new note was equal to the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On July 18, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $911 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

During the year ended December 31, 2017, the holder of the July 18, 2017 convertible promissory note converted the outstanding principal balance into shares of the Company’s common stock (refer to Note 8, Term Loans, for further detail). As a result of the conversions, the fair value of the derivative liability was $0 at December 31, 2017.

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

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $131 and $108, respectively. The Company recorded a loss on fair value of derivative instruments of $23 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$163

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.95%
Life of conversion feature (in years)	0.49
Volatility	255%

*	The conversion price per share is equal to the lesser of $4.00 or 75% of the average of the lowest 5 prices during the 20 days preceding the conversion date.

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

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $147 and $121, respectively. The Company recorded a loss on fair value of derivative instruments of $26 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$137	$140

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.73%
Life of conversion feature (in years)	0.53	0.78
Volatility	255%	191%

*	The conversion price per share is equal to the lesser of $4.00 or 75% of the lowest VWAP over the twenty trading days prior to the date of conversion

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

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $475 and $617, respectively. The Company recorded a gain on fair value of derivative instruments of $142 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$342	$484

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.76%
Life of conversion feature (in years)	0.69	0.94
Volatility	255%	225%

*	The conversion price per share is equal to the lesser of $4.00 or 65% of the lowest VWAP over the twenty trading days prior to the date of conversion

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

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $227 and $190, respectively. The Company recorded a loss on fair value of derivative instruments of $37 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$1,454	$1,426

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.76%
Life of conversion feature (in years)	0.53	0.77
Volatility	255%	204%

*	The conversion price per share is equal to 95% of the average of the three lowest prices during the 5 days preceding conversion

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

On March 31, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $323 and $271, respectively. The Company recorded a loss on fair value of derivative instruments of $52 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	March 31, 2018	December 31, 2017
Principal amount and guaranteed interest	$2,068	$2,028

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.76%
Life of conversion feature (in years)	0.53	0.77
Volatility	255%	204%

*	The conversion price per share is equal to 95% of the average of the three lowest prices during the 5 days preceding conversion

SCS LLC February 27, 2018 Convertible Promissory Note

On February 27, 2018, the Company issued a convertible promissory note to SCS, LLC. The note has a principal amount of $150, accrues interest at the rate of 12% per annum, and is due on February 27, 2019. The note is convertible into shares of the Company’s common stock at a conversion price per share equal to 80% of the average of the three (3) lowest VWAPs over the five (5) trading days prior to the conversion date. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On February 27, 2018, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $70 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On March 31, 2018, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $69. The Company recorded a gain on fair value of derivative instruments of $1 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations.

 The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31, 2018
Principal amount and guaranteed interest	$151

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.09%
Life of conversion feature (in years)	0.91
Volatility	228%

*	The conversion price per share is equal to 80% of the average of the three lowest prices during the 5 days preceding conversion

Pryor Cashman LLP Warrant

On February 23, 2018, the Company issued a warrant to purchase up to 5,000,000 shares of its common stock to Pryor Cashman LLP. The warrant expirers on May 23, 2019 and is exercisable at a per share price of the lower of (i) $0.075 and (ii) 25% of the closing price of the Company’s common stock on the trading day immediately preceding the date of exercise. The Company evaluated the warrant’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On February 23, 2018, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $1,798 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On March 31, 2018, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $394. The Company recorded a gain on fair value of derivative instruments of $1,404 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

March 31, 2018
Fair value of Company’s common stock	$0.09
Volatility	201%
Exercise price	0.0225
Estimated life (in years)	1.15
Risk free interest rate	2.12%

Series K, L, and M Preferred Stock Embedded Conversion Features

On October 12, 2017, the Company issued 227 shares of the Company’s Series L preferred stock pursuant to an exchange of promissory notes (refer to Note 14, Preferred Stock, for further detail). The Series L preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion

On November 10, 2017, the Company issued 1,512 shares of the Company’s Series K preferred stock pursuant to an exchange of promissory notes (refer to Note 14, Preferred Stock, for further detail). The Series K preferred stock is convertible into common stock of the Company at the lower of $3.00 or 95% of the weighted average trading price for the five days prior to conversion.

On December 1, 2017, the Company issued 386 shares of the Company’s Series M preferred stock pursuant to an exchange of warrants (refer to Note 14, Preferred Stock, for further detail). The Series M preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has classified the Series M preferred stock as a liability.

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

On March 31, 2018, the Company used a Monte Carlo simulation to value the settlement features of the Series K, L, and M preferred stock and determined the fair values to be $13,162, $1,725, and $2,972, respectively. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the Series K, L, and M preferred stock and determined the fair values to be $14,247, $1,743, and $3,021, respectively. The Company recorded a gain on fair value of derivative instruments of $1,085 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations for the settlement features of the Series K preferred stock. The Company recorded a gain on fair value of derivative instruments of $18 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations for the settlement features of the Series L preferred stock. The Company also recorded a gain on fair value of the Series M preferred stock liability of $49 for the three months ended March 31, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the embedded conversion features of the Series K and L preferred stock, as well as the fair value of the Series M preferred stock, at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	Series K Preferred Stock	Series L Preferred Stock	Series M Preferred Stock	Series K Preferred Stock	Series L Preferred Stock	Series M Preferred Stock
	March 31, 2018	March 31, 2018	March 31, 2018	December 31, 2017	December 31, 2017	December 31, 2017
Fair value of Company’s common stock	$0.09	$0.09	$0.09	$0.27	$0.27	$0.27
Volatility	166%	167%	166%	160%	160%	159%
Exercise price	3.00	3.00	3.00	3.00	3.00	3.00
Estimated life	4.62	4.54	4.67	4.86	4.78	4.92
Risk free interest rate (based on 1-year treasury rate)	2.56%	2.56%	2.56%	2.20%	2.20%	2.26%

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

The Company’s 2016 U.S. corporation income tax return is currently under examination.

11. STOCKHOLDERS’ DEFICIT

Common Stock:

Issuance of shares pursuant to JGB Waltham senior secured convertible debenture

During January 2018, the Company issued an aggregate of 154,489 shares of common stock to JGB Waltham pursuant to conversion of $30 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.19 per share, per the terms of the note payable.

During February 2018, the Company issued an aggregate of 298,470 shares of common stock to JGB Waltham pursuant to conversion of $50 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.17 per share, per the terms of the note payable.

During March 2018, the Company issued an aggregate of 1,619,132 shares of common stock to JGB Waltham pursuant to conversion of $190 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.12 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW December 8, 2017 convertible promissory note

During January 2018, the Company issued an aggregate of 321,429 shares of its common stock to RDW upon the conversion of $45 principal amount of a note outstanding. The shares were issued at an average of $0.14 per share, per the terms of the note payable.

During March 2018, the Company issued an aggregate of 1,189,723 shares of its common stock to RDW upon the conversion of $105 principal amount of a note outstanding. The shares were issued at an average of $0.09 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW July 14, 2017 convertible promissory note

During February 2018, the Company issued an aggregate of 428,572 shares of its common stock to RDW upon the conversion of $55 principal amount of a note outstanding. The shares were issued at an average of $0.13 per share, per the terms of the note payable.

During March 2018, the Company issued an aggregate of 1,063,829 shares of its common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at an average of $0.09 per share, per the terms of the note payable.

Issuance of shares pursuant to Dominion Capital LLC November 4, 2016 promissory note

During February 2018, the Company issued an aggregate of 131,150 shares of common stock to Dominion Capital LLC upon the conversion of $28 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.21 per share, per the terms of the notes payable.

During March 2018, the Company issued an aggregate of 367,324 shares of common stock to Dominion Capital LLC upon the conversion of $50 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.14 per share, per the terms of the notes payable.

Issuance of shares pursuant to Dominion January 31, 2017 convertible promissory note

During March 2018, the Company issued an aggregate of 317,932 shares of its common stock to Dominion Capital LLC upon the conversion of $20 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.09 per share, per the terms of the note payable.

Issuance of shares pursuant to Form S-8 registration statement

During March 2018, the Company issued an aggregate of 100,000 shares of its common stock to Pryor Cashman LLP in satisfaction of fees owed totaling $16. The shares were issues at $0.16 per share.

During March 2018, the Company issued an aggregate of 200,000 shares of its common stock to Dealy Silberstein & Braverman, LLP in satisfaction of fees owed totaling $30. The shares were issued at $0.15 per share.

During March 2018, the Company issued an aggregate of 681,818 shares of its common stock to Sichenzia Ross Ference Kesner LLP in satisfaction of fees owed totaling $102. The shares were issued at $0.15 per share.

12. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2018:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2018	16,858	$169.00
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2018	16,858	$169.00

For the three months ended March 31, 2018 and 2017, the Company incurred $0 and $13, respectively, in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $70 and $487 in stock compensation expense on shares subject to vesting terms in previous periods during the quarters ended March 31, 2018 and 2017, respectively.

Options

There were no options granted during the three months ended March 31, 2018 or 2017.

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2018:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	417	$1,488.00	4.29	$-
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2018	417	$1,488.00	4.04	$-
Exercisable at March 31, 2018	417	$1,488.00	4.04	$-

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2018 and December 31, 2017 of $0.09 and $0.27, respectively.

13. RELATED PARTIES

At March 31, 2018 and December 31, 2017, the Company had outstanding the following loans due to related parties:

	March 31,	December 31,
	2018	2017

Receivables purchase agreement with Pascack Road, LLC, due on demand	$266	$75
Receivables purchase agreement with 1112 Third Avenue Corp, due on demand	266	-
	532	75
Less: current portion of debt	(532)	(75)
Long-term portion of notes payable, related parties	$-	$-

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended March 31, 2018 and 2017 was $0 and $656, respectively.

All notes payable to related parties are subordinate to the JGB (Cayman) Waltham Ltd. and JGB (Cayman) Concord Ltd. term loan notes.

Related Party Promissory Notes to Mark Munro, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp, and Pascack Road, LLC

On July 25, 2017, Mark Munro, CEO, and Mark Durfee, Board Member, exchanged their outstanding related party debt for the Company’s Series J preferred stock with special voting rights. Mark Munro converted principal and interest of $1,709 and $195, respectively. Mark Durfee converted principal and interest of $2,550 and $464, respectively. As a result of the exchange, Mark Munro and Mark Durfee received 387 and 613 shares, respectively, of the Company’s Series J preferred stock (Refer to Note 14, Preferred Stock, for further detail).

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

On January 3, 2018, the Company entered into a receivables purchase agreement whereby the Company sold $275 of receivables to Pascack Road, LLC in exchange for $200 in cash and the conversion of the $75 promissory note outstanding. The sale was unconditional, irrevocable, and without recourse to the Company.

During the three months ended March 31, 2018, the Company received and remitted $9 of the receivables sold.

1112 Third Avenue Corp Receivables Purchase Agreement – January 3, 2018

On January 3, 2018, the Company entered into a receivables purchase agreement whereby the Company sold $275 of receivables to 1112 Third Avenue Corp in exchange for $275 in cash. The sale was unconditional, irrevocable, and without recourse to the Company.

During the three months ended March 31, 2018, the Company received and remitted $9 of the receivables sold.

Loans to Employees

During the year ended December 31, 2016, the Company issued loans to employees totaling $928. As of December 31, 2017, the Company had outstanding loans to four employees with total principal of $928. These loans are collateralized by shares of the Company’s common stock held by the employees. As of December 31, 2017, the value of the collateral was below the principal value. As a result, the Company recorded a reserve for the balance of $924 on the consolidated balance sheet as of December 31, 2017. As of March 31, 2018, the balance in loans to employees was $0.

14. PREFERRED STOCK

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

Designation of Series K Preferred Stock

On November 10, 2017, the Board of Directors designated 3,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series K preferred stock. The Series K preferred stock has a stated value of $10,000 per share. The Series K preferred stock is convertible into common stock of the Company at the lower of $3.00 or 95% of the weighted average trading price for the five days prior to conversion. The Series K preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series K preferred stock. 1,512 shares of the Series K preferred stock were issued and outstanding as of March 31, 2018 and December 31, 2017.

Designation of Series L Preferred Stock

On October 12, 2017, the Board of Directors designated 1,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series L preferred stock. The Series L preferred stock has a stated value of $10,000 per share. The Series L preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. The Series L preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series L preferred stock. 227 shares of the Series L preferred stock were issued and outstanding as of March 31, 2018 and December 31, 2017.

Designation of Series M Preferred Stock

On December 1, 2017, the Board of Directors designated 500 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series M preferred stock. The Series M preferred stock has a stated value of $10,000 per share. The Series M preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. The Series M preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series M preferred stock. 386 shares of the Series M preferred stock were issued and outstanding as of March 31, 2018 and December 31, 2017.

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

Temporary Equity

The Company evaluated and concluded that it’s Series K and L Preferred Stock did not meet the criteria in ASC 480-10 and thus were not considered liabilities. The Company evaluated and concluded that the embedded conversion feature in Preferred Series K and L and determined that the embedded conversion feature needs to be bifurcated (refer to Note 9, Derivative Instruments, for further information regarding the embedded conversions features of the Series K and L preferred stock). In accordance with ASR 268 these equity securities are required to be classified outside of permanent equity since they are redeemable for cash. These shares are not currently redeemable and are not probable of being redeemed and thus have been recorded based on their fair value at the time of issuance. If redemption becomes probable, or the shares will become redeemable, they will be recorded to redemption value.

15. DISCONTINUED OPERATIONS

On January 31, 2017, the Company sold the Highwire division of ADEX. Under the terms of the sale, the Company received $4,000 in total proceeds and an additional working capital adjustment of approximately $400 that was paid in October 2017. The results of operations of Highwire have been included on the unaudited condensed consolidated statement of operations within the line item labelled loss on discontinued operations, net of tax for the three months ended March 31, 2017.

Effective April 1, 2017, the Company returned its interest in Nottingham, a former VIE of the Company. The assets and liabilities of Nottingham have been included within the consolidated balance sheets as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2017. The results of operations of Nottingham have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On May 15, 2017, the Company sold its SDNE subsidiary. Under the terms of the sale, the Company was to receive $1,400 in cash and a working capital adjustment of $61 to be paid within 150 days of closing. The Company received cash proceeds of $1,411. The results of operations of SDNE have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On November 6, 2017, the Company consummated the disposal of certain assets and liabilities of its former wholly-owned subsidiary, IPC. The assets and liabilities of IPC have been included within the unaudited condensed consolidates balance sheet as current and long term assets and current liabilities of discontinued operations as of March 31, 2018. The assets and liabilities of IPC have been included within the consolidated balance sheet as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2017. The results of operations of IPC have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000 (refer to Note 4, Loans Receivable, for further detail). $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. The assets and liabilities of the ADEX Entities have been included within the consolidated balance sheet as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2017. The results of operations of the ADEX Entities have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017.

The following table shows the balance sheets of the Company’s discontinued operations as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017

Current assets:
Cash	$-	$305
Accounts receivable, net of allowances	2	5,628
Current assets of discontinued operations	$2	$5,933

Long-term Assets:
Property and equipment, net	$-	$6
Intangible assets, net	-	1,354
Other assets	-	8
Long-term assets of discontinued operations	$-	$1,368

Current liabilities:
Accrued trade payables	$2,847	$3,138
Accrued expenses	335	2,660
Current liabilities of discontinued operations	$3,182	$5,798

The following table shows the statements of operations of the Company’s discontinued operations for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017

Revenues	$3,565	$8,463
Cost of revenue	3,153	6,569
Gross profit	412	1,894

Operating expenses:
Depreciation and amortization	33	254
Salaries and wages	261	1,603
Selling, general and administrative	124	944
Goodwill impairment charge	-	3,146
Intangible asset impairment charge	-	797
Total operating expenses	418	6,744

Pre-tax loss from operations	(6)	(4,850)

Other income (expenses):
Interest expense	-	(1)
Gain on disposal of subsidiary	108	695
Total other income	108	694

Pre-tax loss on discontinued operations	102	(4,156)

Provision for income taxes	-	-

Gain (loss) on discontinued operations, net of tax	$102	$(4,156)

16. SUBSEQUENT EVENTS

RDW September 27, 2017 Promissory Note Conversions

During April 2018, the Company issued an aggregate of 463,822 shares of its common stock to RDW upon the conversion of $20 of principal of a note outstanding.

During May 2018, the Company issued an aggregate of 480,769 shares of its common stock to RDW upon the conversion of $25 of principal of a note outstanding.

RDW December 8, 2017 Promissory Note Conversions

During April 2018, the Company issued an aggregate of 1,000,000 shares of its common stock to RDW upon the conversion of $50 of principal of a note outstanding.

 Dominion January 31, 2017 Promissory Note Conversions

During April 2018, the Company issued an aggregate of 445,226 shares of its common stock to Dominion Capital LLC upon the conversion of $26 of principal and accrued interest of a note outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on April 17, 2018 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

Unless expressed otherwise, all dollar amounts other than per share amounts are expressed in thousands.

Overview

In January 2017, we sold the Highwire division of ADEX, in April 2017, we sold the AWS Entities, in May 2017, we sold SDNE, in November 2017, we sold IPC, and in February 2018, we sold ADEX. The operations of Highwire, SDNE, IPC, and ADEX have been excluded from the comparative tables noted below.

Results of Continuing Operations – Three months ended March 31, 2018 and 2017

Revenues:

	Three months ended
	March 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$4,765	$5,487	$(722)	-13%

Revenues for the three-month period ended March 31, 2018 decreased $0.7 million, or 13%, to $4.8 million, as compared to $5.5 million for the corresponding period in 2017. The decrease in revenue was primarily caused by the sale in April 2017 of the AWS Entities. During the three months ended March 31, 2017, the AWS Entities accounted for $2.7 million of revenues. This decrease was partially offset by an increase in revenues for TNS, which accounted for $3.9 million of revenues during the three months ended March 31, 2018, as compared to $2.4 million in the same period in 2017.

Cost of revenue and gross margin:

	Three months ended
	March 31,		Change
	2018	2017	Dollars	Percentage
Cost of revenue	$2,983	$4,014	$(1,031)	-26%

Cost of revenue for the three-month periods ended March 2018 and 2017 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $1.0 million, or 26%, for the three-month period ended March 31, 2018 was primarily attributable to the sale of the AWS Entities described above. Costs of revenue as a percentage of revenues was 63% for the three-month period ended March 31, 2018, as compared to 73% for the same period in 2017.

Our gross profit percentage was 37% for the three-month period ended March 31, 2018, as compared to 27% for the comparable period in 2017. The overall increase in gross profit percentage was primarily due to the sale of the AWS Entities, which historically had lower margins than the subsidiaries still operating in 2018.

Salaries and wages:

	Three months ended
	March 31,		Change
	2018	2017	Dollars	Percentage
Salaries and wages	$729	$1,672	$(943)	-56%

For the three-month period ended March 31, 2018, salaries and wages decreased approximately $1.0 million to $0.7 million as compared to approximately $1.7 million for the same period in 2016. The decrease resulted primarily from the disposals of certain subsidiaries during 2017, along with a reduction in our corporate personnel. Salaries and wages were 15% and 30% of revenue in the three-month periods ended March 31, 2018 and 2017, respectively.

Selling, General and Administrative:

	Three months ended
	March 31,		Change
	2018	2017	Dollars	Percentage
Selling, general and administrative	$835	$2,027	$(1,192)	-59%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $1.2 million, or 59%, to $0.8 million in the three-month period ended March 31, 2018, as compared to $2.0 million in the comparable period of 2017. The decrease was a result of our focus on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses decreased to 18% of revenues in the three-month period ended March 31, 2018, from 37% in the comparable period in 2017.

Interest Expense:

Interest expense for the three-month periods ended March 31, 2018 and 2017 was $0.4 million and $4.3 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the three months ended March 31, 2018 compared to the same period of 2017.

Income (loss) from operations

During the three months ended March 31, 2018, income from operations was $159, compared to a loss from operations of $2,414 during the same period of 2017. The increase in gain from operations was a result of the decrease in operating expenses of $2,064, which was a result of our cost cutting efforts, along with an increase in gross profit of $309.

Net Loss Attributable to our Common Stockholders.

Net income attributable to our common stockholders was $5.3 million for the three-month period ended March 31, 2018, as compared to net loss attributable to common stockholders of $14.2 million for the three months ended March 31, 2017. The change was primarily due to non-cash gains related to our derivative instruments of $6.3 million during the three months ended March 31, 2018, as compared to non-cash losses related to our derivative instruments of $2.4 million during the three months ended March 31, 2017. Additionally, we incurred interest expense of $0.4 million during the three months ended March 31, 2018, as compared to $4.3 million during the three months ended March 31, 2017. Operating expenses decreased from $3.9 million during the three months ended March 31, 2017, to $1.6 million during the three months ended March 31, 2018.

Intangible Asset Impairment

We consider the results of an income approach and a market approach in determining the fair value of the reportable units. We evaluated the forecasted revenue using a discounted cash flow model for each of the reporting units. We also noted no unusual cost factors that would impact operations based on the nature of the working capital requirements of the components comprising the reportable units. Current operating results, including any losses, are evaluated by us in the assessment of intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.

While we use available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded balances. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. We can provide no assurances that, if such conditions occur, they will not trigger impairments of intangible assets in future periods.

Events that could cause the risk for impairment to increase are the loss of a major customer or group of customers, the loss of key personnel and changes to current legislation that may impact our industry or its customers’ industries.

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Our management believes there is substantial doubt about our ability to continue as a going concern. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will incur losses for the immediate future. For the quarter ended March 31, 2018, we generated gross profits from operations, but we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At March 31, 2018, we had a working capital deficit of $15.1 million, as compared to a working capital deficit of $20.5 million at December 31, 2017.

Within the next 12 months, we have obligations relating to the payment of indebtedness on term loans and notes to related parties of $10.3 million and $0.5 million, respectively.

We anticipate meeting our cash obligations on our indebtedness that is payable within the next 12 months from the results of operations and, depending on results of operations, we may need additional equity or debt financing. Additionally, during February 2018, we sold our ADEX Entities for $3.0 million in cash plus a one-year convertible promissory note in the aggregate principal amount of $2.0 million. $2.5 million in cash was received at closing, with $0.5 million to be retained by the buyer for 90 days, of which $0.3 million has been received. $1.0 million of the $2.5 million in cash received at closing was applied to the repayment of our indebtedness to JGB Concord, with an additional $0.9 million in cash placed in an escrow account controlled by JGB Concord, to be released to us if certain conditions are met.

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

As of March 31, 2018, we had cash of $0.4 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Three months ended
	March 31,
(dollars amounts in thousands)	2018	2017

Net cash provided by (used in) operating activities	(2,022)	$(605)
Net cash provided by investing activities	2,950	3,931
Net cash provided by (used in) financing activities	(940)	(4,300)

Net cash in operating activities for the three months ended March 31, 2018 was $2.0 million, which included the net income for the period of $5.3 million. The net income was offset by gains on the fair value of derivative liabilities of $6.3 million and changes in operating assets and liabilities of $1.6 million.

Net cash provided by investing activities for the three months ended March 31, 2018 was $3.0 million. This consisted primarily of cash and restricted cash received from the sale of the ADEX Entities of $1.9 million and $0.9 million, respectively.

Net cash used in financing activities for the three months ended March 31, 2018 was $0.9 million. This consisted primarily of $0.9 million of term loan related repayments from proceeds of the sale of the ADEX Entities and repayments of term loans of $0.5 million. These changes were partially offset by proceeds from related party loans of $0.5 million.

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

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2018, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

During January 2018, we issued 154,489 shares of common stock to JGB Waltham pursuant to conversion of $30 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average fair value of $0.19 per share, per the terms of the note payable.

During January 2018, we issued 321,429 shares of its common stock to RDW upon the conversion of $45 principal amount of a note outstanding. The shares were issued at an average fair value of $0.14 per share, per the terms of the note payable.

During February 2018, we issued 298,470 shares of common stock to JGB Waltham pursuant to conversion of $50 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average fair value of $0.17 per share, per the terms of the note payable.

During February 2018, we issued 428,572 shares of its common stock to RDW upon the conversion of $55 principal amount of a note outstanding. The shares were issued at an average fair value of $0.13 per share, per the terms of the note payable.

During February 2018, we issued 131,150 shares of common stock to Dominion Capital LLC upon the conversion of $28 of principal and accrued interest of a note outstanding. The shares were issued at an average fair value of $0.21 per share, per the terms of the notes payable.

During March 2018, we issued 1,619,132 shares of common stock to JGB Waltham pursuant to conversion of $190 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average fair value of $0.12 per share, per the terms of the note payable.

During March 2018, we issued 1,189,723 shares of its common stock to RDW upon the conversion of $105 principal amount of a note outstanding. The shares were issued at an average fair value of $0.09 per share, per the terms of the note payable.

During March 2018, we issued 1,063,829 shares of its common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at an average fair value of $0.09 per share, per the terms of the note payable.

During March 2018, we issued 367,324 shares of common stock to Dominion Capital LLC upon the conversion of $50 of principal and accrued interest of a note outstanding. The shares were issued at an average fair value of $0.14 per share, per the terms of the notes payable.

During March 2018, we issued 317,932 shares of its common stock to Dominion Capital LLC upon the conversion of $20 of principal and accrued interest of a note outstanding. The shares were issued at an average fair value of $0.09 per share, per the terms of the note payable.

During March 2018, we issued 100,000 shares of its common stock to Pryor Cashman LLP in satisfaction of fees owed totaling $16. The shares were issues at a fair value of $0.16 per share. Per the terms of the agreement.

During March 2018, we issued 200,000 shares of its common stock to Dealy Silberstein & Braverman, LLP in satisfaction of fees owed totaling $30. The shares were issued at a fair value of $0.15 per share, per the terms of the agreement.

During March 2018, we issued 681,818 shares of its common stock to Sichenzia Ross Ference Kesner LLP in satisfaction of fees owed totaling $102. The shares were issued at a fair value of $0.15 per share, per the terms of the agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCLOUD SYSTEMS, INC.

May 21, 2018	By:	/s/ Daniel Sullivan
Daniel Sullivan, Chief Accounting Officer, Principal Financial Officer and Principal Accounting Officer

