Form 10-Q/A
period 2018-03-31
INTERCLOUD SYSTEMS, INC.
filed 2018-08-14
CIK 1128725

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

Explanatory Note

InterCloud Systems, Inc., a Delaware corporation (the “Company”), is filing this Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2018 (“Original Filing”), to restate its consolidated financial statements and related footnote disclosures for the three-month period ended March 31, 2018.

Restatement Background

During the review process with respect to the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, the Company:

(1)	Identified an error related to the fair value of a derivative related to a note receivable at the date of issuance.

(2)	Identified an error related to the fair value of a derivative related to a note receivable on March 31, 2018.

Impact on Financial Statements

The errors identified above had the following impact on the Company’s consolidated financial statements and related footnote disclosures for the three-month period ended March 31, 2018 included in the Original Filing:

(1)	The error related to the fair value of the derivative related to a note receivable at the date of issuance resulted in an overstatement of notes receivable in the amount of $2.1 million, an overstatement of $0.3 million of gain on discontinued operations, net of tax, and an overstatement of gain on fair value of change of derivative in the amount of $1.8 million for the first quarter of 2018.

(2)	The error related to the fair value of a derivative related to a note receivable at March 31, 2018 resulted in an overstatement of notes receivable of $0.3 million as of March 31, 2018 and an overstatement of gain on change in fair value of derivative of $0.3 million for the period ended March 31, 2018.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, Note 2 – Restatement of Previously Issued Financial Statements, Note 3 – Going Concern Uncertainty, Note 5 – Notes Receivable and Note 16 – Discontinued Operations. In addition, in connection with the restatement, this Amendment reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, the Originally Filed Form 10-Q is restated herein in its entirety and no other information in the Originally Form Filed 10-Q is amended hereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form 10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$364	$376
Accounts receivable, net of allowances of $11	340	647
Notes receivable, net of reserves of $0 and $924, respectively	6,313	3,617
Other current assets	1,179	2,724
Current assets of discontinued operations	2	5,933
Total current assets	8,198	13,297

Property and equipment, net	31	38
Restricted cash	900	-
Customer lists, net	940	991
Tradenames, net	314	314
Cost method investment	-	340
Other assets	8	108
Non-current assets of discontinued operations	-	1,368
Total assets	$10,391	$16,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,267	$4,524
Accrued expenses	4,332	5,676
Deferred revenue	534	3,209
Income taxes payable	33	15
Bank debt, current portion	112	114
Notes payable, related parties	532	75
Derivative financial instruments	2,804	3,379
Term loans, current portion, net of debt discount	9,932	11,013
Current liabilities of discontinued operations	3,182	5,798
Total current liabilities	25,728	33,803

Long-term Liabilities:
Deferred income taxes	60	239
Series M Preferred Stock; $0.0001 par value; 500 shares authorized; 386 issued and outstanding as of March 31, 2018 and December 31, 2017	2,972	3,021
Term loans, net of current portion, net of debt discount	269	1,058
Derivative financial instruments	15,452	16,651
Total long-term liabilities	18,753	20,969

Total Liabilities	44,481	54,772
Commitments and Contingencies
Series K Preferred Stock; $0.0001 par value; 3,000 shares authorized; 1,512 issued and outstanding as of March 31, 2018 and December 31, 2017	735	735
Series L Preferred Stock; $0.0001 par value; 1,000 shares authorized; 227 issued and outstanding as of March 31, 2018 and December 31, 2017	152	152
Total temporary equity	887	887
Stockholders’ Deficit:
Series J Preferred Stock; $0.0001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock; $0.0001 par value; 1,000,000,000; 16,212,154 and 9,338,286 issued and 16,211,816 and 9,337,948 outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Common stock warrants, no par	37	37
Treasury stock, at cost - 338 shares as of March 31, 2018 and December 31, 2017	(2)	(2)
Additional paid-in capital	155,994	154,628
Accumulated deficit	(190,450)	(193,319)
Total InterCloud Systems, Inc. stockholders’ deficit	(34,419)	(38,654)
Non-controlling interest	(558)	(549)
Total stockholders’ deficit	(34,977)	(39,203)

Total liabilities and stockholders’ deficit	$10,391	$16,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
Revenue	$4,765	$5,487
Cost of revenue	2,983	4,014
Gross profit	1,782	1,473

Operating expenses:
Depreciation and amortization	59	188
Salaries and wages	729	1,672
Selling, general and administrative	835	2,027
Total operating expenses	1,623	3,887

Income (loss) from operations	159	(2,414)

Other income (expenses):
Change in fair value of derivative instruments	4,243	(2,424)
Change in fair value of Series M preferred stock	49	-
Interest expense	(423)	(4,274)
Loss on extinguishment of debt, net	(473)	(1,171)
Other expense	(625)	(37)
Total other income (expense)	2,771	(7,906)

Income (loss) from continuing operations before income taxes	2,930	(10,320)
Benefit from income taxes	(164)	(239)
Net income (loss) from continuing operations	3,094	(10,081)
Loss on discontinued operations, net of tax	(234)	(4,156)
Net income (loss)	2,860	(14,237)
Net loss attributable to non-controlling interest	9	17
Net income (loss) attributable to InterCloud Systems, Inc. common stockholders	$2,869	$(14,220)

Basic income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income (loss) from continuing operations	$0.28	$(14.24)
Net loss on discontinued operations, net of taxes	$(0.02)	$(5.87)
Net income (loss) per share	$0.26	$(20.10)

Diluted income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income (loss) from continuing operations	$(0.01)	$(14.24)
Net loss on discontinued operations, net of taxes	$(0.00)	$(5.87)
Net income (loss) per share	$(0.01)	$(20.10)

Basic weighted average common shares outstanding	11,173,549	708,174
Diluted weighted average common shares outstanding	230,979,608	708,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Common Stock Warrants		Series J Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2017	9,337,948	$2	33,977	$37	1,000	$-	338	$(2)	$154,628	$(193,319)	$(549)	$(39,203)

Issuance of common stock to JGB (Cayman) Waltham Ltd.	2,072,091	-	-	-	-	-	-	-	372	-	-	372
Issuance of common stock to RDW Capital, LLC	3,003,553	-	-	-	-	-	-	-	619	-	-	619
Issuance of common stock to Dominion Capital, LLC	816,406	-	-	-	-	-	-	-	161	-	-	161
Issuance of common stock to Pryor Cashman LLP	100,000	-	-	-	-	-	-	-	16	-	-	16
Issuance of common stock to Dealy Silberstein & Braverman, LLP	200,000	-	-	-	-	-	-	-	29	-	-	29
Issuance of common stock to Sichenzia Ross Ference Kesner LLP	681,818	-	-	-	-	-	-	-	99	-	-	99
Stock compensation expense	-	-	-	-	-	-	-	-	70	-	-	70
Net income (loss)	-	-	-	-	-	-	-	-	-	2,869	(9)	2,860

Ending balance, March 31, 2018	16,211,816	$2	33,977	$37	1,000	$-	338	$(2)	$155,994	$(190,450)	$(558)	$(34,977)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,860	$(14,237)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on discontinued operations	(234)	7,052
Depreciation and amortization	59	188
Amortization of debt discount and deferred debt issuance costs	116	3,059
Stock compensation for services	70	488
Change in fair value of derivative instruments	(4,243)	2,424
Deferred income taxes	(179)	(249)
Loss on extinguishment of debt	473	1,171
Change in fair value of Series M preferred stock	(49)	-
Provision for bad debts	-	(10)
Issuance of shares to non-employees for services	-	12
Changes in operating assets and liabilities:
Accounts receivable	1,889	2,881
Other assets	143	(85)
Accounts payable and accrued expenses	(951)	1,345
Income taxes	18	10
Deferred revenue	(2,675)	(326)
Net cash (used in) provided by operating activities of continuing operations	(2,703)	3,723
Net cash provided by (used in) operating activities of discontinued operations	681	(4,328)
Net cash used in operating activities	(2,022)	(605)

Cash flows from investing activities:
Cash received from sale of the ADEX Entities	1,850	-
Restricted cash received from sale of the ADEX Entities	900	-
Proceeds from assignment of loan receivable	200	-
Purchases of equipment	-	(24)
Issuance of notes receivable	-	(40)
Cash proceeds from the sale of Highwire	-	4,000
Net cash provided by investing activities of continuing operations	2,950	3,936
Net cash used in investing activities of discontinued operations	-	(5)
Net cash provided by investing activities	2,950	3,931

Cash flows from financing activities:
Repayments of bank borrowings	(2)	(2)
Repayments of term loans	(486)	(285)
Proceeds from related party loans	475	-
Repayments of related party loans	(18)	-
Term loan-related payments from proceeds of sale of the ADEX Entities	(909)	-
Proceeds from term loans	-	70
Debt issuance costs on new term loans	-	(50)
Term loan-related repayments from proceeds of sale of Highwire	-	(3,625)
Proceeds from bank borrowings	-	15
Repayments of receivables purchase agreements	-	(422)
Cancellations of shares issued for interest	-	(1)
Net cash used in financing activities	(940)	(4,300)

Net decrease in cash	(12)	(974)
Cash, beginning of period	376	1,790
Cash, end of period	$364	$816

Supplemental disclosures of cash flow information:
Cash paid for interest	$36	$92
Cash paid for income taxes	$1	$1

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$1,153	$5,247
Addition to debt discount	$70	$1,801
Conversion of accounts payable into term loan	$150	$-
Issuance of shares of common stock pursuant to S-8 registration statement	$144	$-

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

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011 – sold in April 2017 in connection with the sale of the AWS Entities), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), TNS, Inc. (“TNS”) (since September 2012), and AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013 – the AWS Entities were sold in April 2017. The results of operations of the Company’s former subsidiaries, Integration Partners – NY Corporation (“IPC) (since January 2014 – the assets were sold in November 2017), RentVM Inc. (“RentVM”) (since February 2014 – discontinued in November 2017 in connection with the sale of the assets of the IPC subsidiary), ADEX Corporation, ADEX Puerto Rico, LLC and Highwire (collectively, “ADEX” or “ADEX Entities”) (since September 2012 – Highwire was sold in January 2017, and the ADEX Entities were sold in February 2018 – refer to Note 4, Disposals of Subsidiaries, for further detail), and SDN Essentials, LLC (“SDNE”) (since January 2016 – SDNE was sold in May 2017) have been included as discontinued operations on the accompanying financial statements (refer to Note 16, Discontinued Operations, for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

As of March 31, 2018, the Company had $900 of restricted cash related to the Senior Secured Convertible Note with JGB (Cayman) Waltham Ltd. The $900 in cash was received in connection with the sale of the ADEX Entities (refer to Note 4, Disposals of Subsidiaries, for further detail).

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

The following sets forth the computation of diluted EPS for the three months ended March 31, 2018

	Three months ended March 31, 2018
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,869	11,173,549	$0.26
Change in fair value of derivative instruments	(3,398)	-	-
Loss on extinguishment of debt	(2,266)	-	-
Interest expense and debt discounts related to convertible instruments	404	-	-
Dilutive shares related to convertible promissory notes	-	127,735,252	-
Dilutive shares related to convertible preferred stock	-	87,436,185	-
Dilutive shares related to warrants	-	4,634,622	-
Dilutive EPS	$(2,391)	230,979,608	$(0.01)

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

Derivative Warrant Liabilities and Convertible Features

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 10, Derivative Instruments, for further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the review process with respect to the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, there were certain errors identified that affected the Company’s previously-issued financial statements, as discussed below:

(1)	During the review process with respect to the Company’s Quarterly Report on Form 10-Q for the three and six months month ended June 30, 2018, the Company identified an error on the date of issuance (February 27, 2018) related to the fair value of a derivative related to a note receivable issued with the sale of a subsidiary. This amount was recorded as a gain on change in fair value of derivative in the first quarter; and as an increase in the fair value of the note receivable. However, when the Company reviewed its second quarter results, it determined that the valuation performed in the first quarter was incorrect and the values that were recorded needed to be updated. As a result of this error, the Company recorded entries which had the following result on the Company’s financial statements as of and for the three months ended March 31, 2018:

●	On the Company’s unaudited condensed consolidated statement of operations, a decrease in gain on change in fair value of derivative of $1,816 for the three months ended March 31, 2018;

●	On the Company’s unaudited condensed consolidated statement of operations, a decrease in gain on discontinued operations of $336 the three months ended March 31, 2018;

●	On the Company’s unaudited condensed consolidated balance sheet, a decrease in notes receivable of $2,152 for the quarter ended March 31, 2018.

(2)	During the review process with respect to the Company’s Quarterly Report on Form 10-Q for the three and six month period ended June 30, 2018, the Company identified an error related to the fair value of a derivative related to a note receivable issued with the sale of a subsidiary. The amount recorded on March 31, 2018 was recorded as a gain on change on fair value of derivative and as an increase in the fair value of the note receivable. However, when the Company reviewed its second quarter results, it determined that the valuation performed in the first quarter was incorrect and the values recorded needed to be updated. As a result of this error, the Company recorded entries which had the following result on the Company’s financial statements as of and for the three months ended March 31, 2018:

●	On the Company’s unaudited condensed consolidated statement of operations, a decrease in gain on change in fair value of derivative of $243 for the three months ended March 31, 2018;

●	On the Company’s unaudited condensed consolidated balance sheet, a decrease in notes receivable of $243 for the quarter ended March 31, 2018.

The following sets forth the effects (in thousands) of the matters identified by the Company during the review process with respect to the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 on affected items within the Company’s previously reported unaudited condensed consolidated balance sheet as of March 31, 2018:

	March 31, 2018
	As Reported		As Restated
ASSETS
Current Assets:
Notes receivable, net of reserves of $0 and $924, respectively	8,708	(1) (2)	6,313
Total current assets	10,593		8,198

Total assets	$12,786		$10,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Total current liabilities	25,728		25,728

Total long-term liabilities	18,753		18,753

Total Liabilities	44,481		44,481

Total temporary equity	887		887

Accumulated deficit	(188,055)	(1) (2)	(190,450)
Total InterCloud Systems, Inc. stockholders’ deficit	(32,024)		(34,419)
Non-controlling interest	(558)		(558)
Total stockholders’ deficit	(32,582)		(34,977)

Total liabilities and stockholders’ deficit	$12,786		$10,391

The following table sets forth the effects (in thousands) of the matters identified by the Company during the review process with respect to the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 on affected items within the Company’s previously reported unaudited condensed consolidated statement of operations for the three months ended March 31, 2018:

	For the three months ended
	March 31, 2018
	As Reported		As Restated

Revenue	$4,765		$4,765
Cost of revenue	2,983		2,983
Gross profit	1,782		1,782

Total operating expenses	1,623		1,623

Income from operations	159		159

Other income (expenses):
Change in fair value of derivative instruments	6,302	(1) (2)	4,243
Total other income	4,830		2,771

Income from continuing operations before income taxes	4,989		2,930

Benefit from income taxes	(164)		(164)

Net income from continuing operations	5,153		3,094

Gain (loss) on discontinued operations, net of tax	102	(2)	(234)

Net income	5,255		2,860

Net loss attributable to non-controlling interest	9		9

Net income attributable to InterCloud Systems, Inc. common stockholders	$5,264		$2,869

Basic income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income from continuing operations	$0.46		$0.28
Net gain (loss) on discontinued operations, net of taxes	$0.01		$(0.02)
Net income per share	$0.47		$0.26

Diluted income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income (loss) from continuing operations	$0.00		$(0.01)
Net loss on discontinued operations, net of taxes	$0.00		$(0.01)
Net income (loss) per share	$0.00		$(0.01)

3. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

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

During the year ended December 31, 2017, the Company suffered recurring losses from operations. At March 31, 2018 and December 31, 2017, the Company had a stockholders’ deficit of $34,977 and $39,203, respectively. At March 31, 2018, the Company had a working capital deficit of approximately $17,530, as compared to a working capital deficit of approximately $20,506 at December 31, 2017. The increase of $2,976 in the Company’s working capital from December 31, 2017 to March 31, 2018 was primarily the result of an increase in notes receivable, net of reserves, of $2,696, a decrease in the current liabilities of discontinued operations of $2,616, a decrease in the current portion of term loans net of debt discount of $1,081, and a decrease in deferred revenue of $2,675. These changes were partially offset by a decrease in the current assets of discontinued operations of $5,931.

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

4. DISPOSALS OF SUBSIDIARIES

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000 (refer to Note 5, Notes Receivable, for further detail). $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. $1,000 of the $2,500 in cash received at closing was applied to the repayment of the Company’s indebtedness to JGB Concord, with an additional $900 in cash placed in an escrow account controlled by JGB Concord, to be released to the Company if certain conditions are met.

As a result of the sale, the operations of the ADEX Entities are included in discontinued operations as of March 31, 2018 and December 31, 2017, and for the periods ending March 31, 2018 and 2017 (refer to Note 15, Discontinued Operations, for further detail).

5. NOTES RECEIVABLE

Notes receivable as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Loans to employees, net of reserves of $924, due December 2018	$-	$4
Fair value of convertible note receivable from Spectrum Global Solutions, Inc., matured April 2018	$3,718	$3,613
Fair value of convertible note receivable from Spectrum Global Solutions, Inc., due March 2019	$1,793	$-
Fair value of convertible note receivable from Spectrum Global Solutions, Inc., due August 2019	$802	$-
Note receivable	$6,313	$3,617

Loans to employees

Loans to employees bore interest at rates between 2% and 3% per annum. As of December 31, 2017, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve of $924 on the balance of loans to employees as of December 31, 2017. As of March 31, 2018, the balance in loans to employees was $0.

Spectrum Global Solutions, Inc. (“Spectrum”) April 25, 2017 convertible note receivable

On April 25, 2017, the Company sold 80.1% of the assets associated with its AWS Entities subsidiaries. In connection with the sale, the Company received from Spectrum a one-year convertible promissory note in the principal amount of $2,000. This note accrues interest at a rate of 8% per annum. The interest income associated with this loan receivable during the year ended December 31, 2017 amounted to $69. This note is convertible into shares of common stock of Spectrum at a conversion price per share equal to 75% of the lowest VWAP during the fifteen (15) trading days immediately prior to the conversion date.

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

On March 31, 2018 and December 31, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,769 and $1,650, respectively, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $1,949 and $1,963, respectively. The total fair value of $3,718 and $3,613 was included in notes receivable on the unaudited condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively. The Company recorded the change in fair value as a gain of $315 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.

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

Spectrum February 27, 2018 convertible note receivable

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000. The convertible promissory note accrues interest at a rate of 6% per annum and is due on March 27, 2019. The note is convertible into shares of common stock of Spectrum at a conversion price per share equal to 75% of the lowest VWAP during the fifteen (15) trading days immediately prior to the conversion date. The conversion price has a floor of $0.005 per share. The floor is removed in the event of a default.

The Company evaluated the convertible note’s settlement provisions and elected the fair value option afforded in ASC 825, Financial Instruments, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of derivative instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using a Monte Carlo simulation. The sum of these two valuations is the fair value of the loan receivable. On February 27, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,361, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $303. The total fair value of $1,664 was recorded in the consolidated balance sheet.

On March 31, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,412, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $381. The total fair value of $1,793 was included in notes receivable on the unaudited condensed consolidated balance sheet as of March 31, 2018. The Company recorded the change in fair value as a gain of $129 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.

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

Spectrum February 16, 2018 convertible promissory note

On February 16, 2018, the Company settled the potential earn-out with the buyer of the AWS Entities, Spectrum. The Company received from Spectrum a convertible promissory note in the principal amount of $794. The convertible promissory note accrues interest at a rate of 1% per annum and is due on August 16, 2019. The note is convertible into shares of common stock of Spectrum at a conversion price per share equal to 80% of the lowest VWAP over the five (5) trading days immediately prior to, but not including, the conversion date.

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

On March 31, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $455, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $347. The total fair value of $802 was included in notes receivable on the unaudited condensed consolidated balance sheet as of March 31, 2018. The Company recorded the change in fair value as a gain of $21 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.

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

6. PROPERTY AND EQUIPMENT, NET

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

7. INTANGIBLE ASSETS

Intangible Assets

The following table summarizes the Company’s intangible assets as of March 31, 2018 and December 31, 2017:

		March 31, 2018
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization

Customer relationship and lists	7-10 yrs	$991	$-	$(51)	$-	$-	$940	$(1,234)
Trade names	Indefinite	314	-	-	-	-	314	-

Total intangible assets		$1,305	$-	$(51)	$-	$-	$1,254	$(1,234)

		December 31, 2017
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization

Customer relationship and lists	7-10 yrs	$3,238	$-	$(277)	$(69)	$(1,901)	$991	$(1,183)
URL’s	Indefinite	5	-		(5)	-	-	-
Trade names	Indefinite	1,410	-	-	(165)	(931)	314	-

Total intangible assets		$4,653	$-	$(277)	$(239)	$(2,832)	$1,305	$(1,183)

Amortization expense related to the identifiable intangible assets was $51 and $150 for the three months ended March 31, 2018 and 2017, respectively.

8. BANK DEBT

Bank debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 14.2%, guaranteed personally by principal shareholders of acquired companies, maturing July 2018	$103	$103
Equipment finance agreement, monthly principal of $1, maturing February 2020	9	11
	$112	$114
Less: Current portion of bank debt	(112)	(114)

Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the three months ended March 31, 2018 and 2017 amounted to $6 and $3, respectively. There are no financial covenants associated with the bank debt.

9. TERM LOANS

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

During November 2017, the holders of the promissory notes in the principal amounts of $7,408 and $7,003, respectively, converted $5,405 and $4,998 of principal, respectively, into shares of the Company’s Series K preferred stock (refer to Note 15, Preferred Stock, for further detail). As a result of this conversion, the original notes were amended, with new principal amounts of $2,003 and $2,005, respectively (refer to the “London Bay – VL Holding Company LLC November 17, 2017 Amendment” and “WV VL Holding Corp November 17, 2017 Amendment” sections of this note for further detail).

London Bay – VL Holding Company LLC November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to London Bay – VL Holding Company LLC on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,003 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the amended note).

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

WV VL Holding Corp November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to WV VL Holding Corp on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,005 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the amended note).

During the three months ended March 31, 2018, the investor who holds the amended note did not convert any principal or accrued interest into shares of the Company’s common stock.

Term Loan – Dominion Capital LLC August 6, 2015 Senior Convertible Note

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matured on January 6, 2017. At the election of the investor, the note was convertible into shares of the Company’s common stock at a conversion price equal to $800.00 per share, subject to adjustment as set forth in the agreement. The investor may have elected to have the Company redeem the senior convertible note upon the occurrence of certain events, including the Company’s completion of a $10,000 underwritten offering of the Company’s common stock. Refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the August 6, 2015 convertible note.

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

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40 to $540, which included a debt discount of $101, and the note became convertible into shares of the Company’s common stock. The maturity date of the note was extended from November 4, 2016 to November 4, 2017. Interest accrued at the rate of 12% per annum. The amended note had monthly amortization payments of $86 beginning on May 4, 2017 and ending on the maturity date. These monthly amortization payments could be offset by monthly conversions. The note was convertible at the lower of (i) $4.00, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date. In accordance with ASC Topic 470-50, the Company recorded a loss on extinguishment of $146 in the consolidated statement of operations for the year ended December 31, 2016. Refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the November 4, 2016 convertible note.

The note matured on November 4, 2017 and was due on demand.

During the three months ended March 31, 2018, the holder of the November 4, 2016 promissory note converted $78 of principal and accrued interest into shares of the Company’s common stock (refer to Note 12, Stockholders’ Deficit, for further information). As a result of these conversions, the balance of the note was $0 as of March 31, 2018. The Company recorded a loss on extinguishment of debt of $45 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. During the three months ended March 31, 2017, the holder of the November 4, 2016 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Term Loan - Dominion Capital LLC January 31, 2017 Senior Convertible Promissory Note

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at 70% of the lowest VWAP in the 15 trading days prior to the conversion date. Refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the January 31, 2017 convertible note.

During the three months ended March 31, 2018, the holder of the January 31, 2017 promissory note converted $20 of principal into shares of the Company’s common stock (refer to Note 12, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $17 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. During the three months ended March 31, 2017, the holder of the January 31, 2017 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Richard Smithline Senior Convertible Note

On August 6, 2015, the Company issued to Richard Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matured on January 11, 2017. The note was convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $125.00 or 75% of the average daily VWAP for the five (5) trading days prior to the conversion date. Refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the Richard Smithline Senior Convertible Note.

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

The Company accounted for the Debenture Forbearance Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the December 29, 2015 senior secured convertible debenture in the then-current principal amount of $6,100 and recorded a new senior secured convertible debenture at its new fair value of $3,529 on the consolidated balance sheet as of May 17, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,457 on the consolidated statement of operations as of May 17, 2016. In addition, the Company re-valued the derivative features associated with the December 29, 2015 senior secured convertible debenture. Refer to Note 10, Derivative Instruments, for additional information on this transaction.

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

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 10, Derivative Instruments, for additional information on this transaction.

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

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Agreement in the principal amount of $6,100 and recorded on the balance sheet as of June 23, 2016 a new senior secured convertible debenture at its new fair value of $4,094. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $483 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Agreement. Refer to Note 10, Derivative Instruments, for additional information on this transaction.

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

The Company also (i) issued warrants, with an expiration date of December 31, 2017, to purchase 2,500 shares of the Company’s common stock at an exercise price of $4.00 per share, (ii) issued warrants, with an expiration date of December 31, 2017, to purchase 8,750 shares of common stock at an exercise price of $40.00 per share ((i) and (ii), the “JGB Warrants”). The Company determined that the fair value of the JGB Warrants was $972, which is included in common stock warrants within the stockholders’ deficit section on the consolidated balance sheet as of December 31, 2016. As of March 31, 2017, these warrants were reclassified to a liability account (refer to Note 10, Derivative Instruments, for further detail).

In connection with the execution of the September 1, 2016 Amendment Agreement, the Company issued to JGB Waltham the Third Amended and Restated Senior Secured Convertible Debenture (the “Amended and Restated Debenture”), in order to, among other things, amend the December Debenture to (i) provide that the Company may prepay such debenture upon prior notice at a 10% premium, (ii) modify the conversion price at which such debenture converts into common stock from a fixed price of $320.00 to the lowest of (a) $81.72 per share, (b) 80% of the average VWAPs (as defined in the Amended and Restated Debenture) for each of the five consecutive trading days immediately prior to the applicable conversion, and (c) 85% of the VWAP (as defined in the Amended and Restated Debenture) for the trading day immediately preceding the applicable conversion (the “Conversion Price”), and (iii) eliminate three additional 7.5% payments due to JGB Waltham in 2017, 2018 and 2019, as per such debenture. Further, in connection with the execution of the Amendment Agreement, the Company executed the Amended and Restated Senior Secured Note (the “Amended and Restated 2.7 Note”), in order to, among other things, amend the 2.7 Note to provide that JGB Waltham may convert such note into shares of common stock at the applicable Conversion Price at any time and from time to time. Refer to Note 10, Derivative Instruments, for further detail on the Company’s accounting for the Amended and Restated 2.7 Note.

The Company accounted for the September 1, 2016 amendment agreement in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $274 on the consolidated statement of operations as of September 1, 2016. In addition, the Company re-valued the derivative features. Refer to Note 10, Derivative Instruments, for additional information on this transaction.

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

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Waltham debenture and the JGB Waltham 2.7 Note of $389 and $35, respectively, on the consolidated statement of operations for the year ended December 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 10, Derivative Instruments, for additional information on this transaction).

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

The Company accounted for the assignment of debt in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $676 on the consolidated statement of operations for the year ended December 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 10, Derivative Instruments, for additional information on this transaction).

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

The Company accounted for the Note Forbearance Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the February 17, 2016 senior secured convertible note in the principal amount of $11,601 and recorded a new senior secured convertible debenture at its new fair value of $6,711 on the consolidated balance sheet as of May 17, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $2,772 on the consolidated statement of operations as of May 17, 2016. In addition, the Company re-valued the derivative features associated with the February 17, 2016 senior secured convertible note. Refer to Note 10, Derivative Instruments, for additional information on this transaction.

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

The Company accounted for this Amended Agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company accounted for the Amended Agreement as a debt modification and adjusted the fair value of the associated derivative liabilities to its fair value as of May 23, 2016. Refer to Note 10, Derivative Instruments, for additional information on this transaction.

On June 23, 2016, the Company entered into an amendment agreement with JGB Concord and JGB Waltham pursuant to which, (i) JGB Waltham and JGB Concord released to the Company an aggregate of $1,500 from the Deposit Account (as defined in the original note). Upon the release of the funds (i) the JGB Waltham senior secured convertible debenture (the “December Debenture”) was amended to increase the Applicable Interest Rate (as defined in the original note) by 3.0% to take effect on July 1, 2016; (ii) the December Debenture was amended to increase the annual rate of interest by 3.0% to take effect on July 1, 2016; (iii) the JGB Concord senior secured convertible note (the “February Convertible Note”) was amended to increase the Applicable Interest Rate (as defined in the original February Convertible Note) by 3.0%, to take effect on July 1, 2016; and (iv) the February Note was amended to increase the annual rate of interest by 3.0%, to take effect on July 1, 2016. After giving effect to the foregoing annual rate of interest on each December Debenture and February Convertible Note as of July 1, 2016, was 4.67%. As additional consideration for the release of the funds, the Company issued 2,250 shares of the Company’s common stock on June 23, 2016 to JGB Concord, and agreed to a make-whole provision whereby the Company would pay JGB Concord in cash the difference between $376.00 per share of the Company’s common stock and the average volume weighted average price of the Company’s common stock sixty days after the shares of the Company’s common stock were freely tradable. Refer to Note 10, Derivative Instruments, for further detail on the Company’s accounting for the JGB Concord make-whole provision.

The Company accounted for the June 23, 2016 amendment agreement in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company extinguished the May 17, 2016 Debenture Forbearance Note in the principal amount of $11,601 and recorded a new senior secured convertible note at its new fair value of $7,786 on the consolidated balance sheet as of June 23, 2016. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,150 on the consolidated statement of operations as of June 23, 2016. In addition, the Company re-valued the derivative features associated with the May 17, 2016 Debenture Forbearance Note. Refer to Note 10, Derivative Instruments, for additional information on this transaction.

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

The Company accounted for the September 1, 2016 amendment agreement in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $1,187 on the consolidated statement of operations as of September 1, 2016. In addition, the Company re-valued the derivative features. Refer to Note 10, Derivative Instruments, for additional information on this transaction.

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

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Concord debenture of $71 on the consolidated statement of operations for the year ended December 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 10, Derivative Instruments, for additional information on this transaction).

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

Principal of $11 related to the JGB Concord February Debenture remained outstanding as of March 31, 2018 and December 31, 2017.

Assignment and Assumption Agreement – MEF I, L.P.

On March 9, 2017, JGB Waltham, the Company, and a third-party investor effectuated a two-part exchange with respect to a portion of the Amended and Restated Debenture in which JGB Waltham assigned a portion of its interest in the Amended and Restated Debenture (the “Assigned Debt”) to MEF I, L.P. pursuant to an Assignment and Assumption Agreement, dated as of March 9, 2017. Simultaneously therewith, the Company entered into an Exchange Agreement, dated as of March 9, 2017 (the “Exchange Agreement”), pursuant to which the Company issued to MEF I, L.P. a 4.67% convertible promissory note, dated as of March 9, 2017, in the aggregate principal amount of $550 (the “Exchange Note”). The Exchange Note was convertible at the lower of (i) $16.00 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the Exchange Note).

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

Trinity Hall Promissory Note

On December 30, 2016, the Company issued to Trinity Hall a promissory note in the principal amount of $500, with interest accruing at the rate of 3% per annum, which matured on January 1, 2018. This note was issued upon assignment to Trinity Hall of certain related party notes payable to Mark Munro (refer to Note 14, Related Parties, for further detail).

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

RDW subsequently exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $100 due April 3, 2018. The conversion price of the new note was equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the RDW April 3, 2017 2.5% convertible note). The Company recorded a loss on extinguishment of debt of $14 for the year ended December 31, 2017, which includes all extinguishment accounting for the period in accordance with ASC Topic 470-50.

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

RDW July 14, 2017 9.9% Convertible Promissory Note

On July 14, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, which accrued interest at the rate of 9.9% per annum, and had a maturity date of July 14, 2018. The note was convertible at the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the RDW July 14, 2017 9.9% convertible note).

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

Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note

On July 18, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW. This note was convertible into the Company’s common stock at a price of $2,548.00 per share. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $1,215, which an original maturity date of July 18, 2018. The conversion price of such note was equal to the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the seven trading days prior to the date of conversion (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the RDW July 18, 2017 2.5% convertible note). In addition, Tim Hannibal forgave all outstanding interest relating to the original note. The Company recorded a loss on extinguishment of debt of $297 on the consolidated statement of operations for the year ended December 31, 2017.

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

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, which bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the twenty trading days prior to the date of conversion (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the RDW September 27, 2017 9.9% convertible note).

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

RDW October 12, 2017 9.9% Convertible Promissory Note

On October 12, 2017, Frank Jadevaia, former owner of IPC, assigned $400 of his outstanding promissory notes to RDW. The new note is in the principal amount of $400, bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest VWAP over the twenty trading days prior to the date of conversion (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the RDW October 12. 2017 9.9% convertible note).

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

RDW December 8, 2017 9.9% Convertible Promissory Note

On December 8, 2017, London Bay – VL Holding Company LLC assigned $600 of an outstanding promissory note to RDW. The new note is in the principal amount of $600, bears interest at the rate of 9.9% per annum, and matures on December 8, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 65% of the lowest VWAP over the twenty trading days prior to the date of conversion (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the RDW December 8. 2017 9.9% convertible note).

During the three months ended March 31, 2018, the investor who holds the December 8, 2017 9.9% promissory note converted $150 of principal into shares of the Company’s common stock (refer to Note 12, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $103 to the consolidated statement of operations for the three months ended March 31, 2018. During the year ended December 31, 2017, the investor who holds the December 8, 2017 9.9% promissory note converted $120 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $203 to the consolidated statement of operations for the year ended December 31, 2017.

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

SCS LLC February 27, 2018 Convertible Promissory Note

On February 27, 2018, the Company issued a convertible promissory note to SCS, LLC. The note has a principal amount of $150, accrues interest at the rate of 12% per annum, and is due on February 27, 2019. The note is convertible into shares of the Company’s common stock at a conversion price per share equal to 80% of the average of the three (3) lowest VWAPs over the five (5) trading days prior to the conversion date (refer to Note 10, Derivative Instruments, for further detail on the derivative features associated with the SCS LLC February 27, 2018 convertible note).

10. DERIVATIVE INSTRUMENTS

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

On March 4, 2015, the Company and Forward Investments, LLC restructured the two promissory notes in order to extend the maturity dates thereof, reduce the seniority and reduce the interest rate accruing thereon (refer to Note 14, Related Parties, for further detail). The Company accounted for this restructuring of the promissory notes as a debt modification under ASC Topic 470-50. As part of the modification, the Company analyzed the embedded conversion feature and recorded a loss on fair value of derivative instruments of $2,600 on the consolidated statement of operations.

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

On December 31, 2016, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $176. As a result of the conversion of the outstanding principal balance (refer to Note 9, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of March 31, 2017. The Company recorded a gain on fair value of derivative instruments of $176 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

Dominion Capital LLC November 4, 2016 Exchange Agreement – Senior Convertible Debt Features

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40, and the note became convertible into shares of the Company’s common stock. The note was convertible at the lower of (i) $40.00, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date (for additional detail refer to Note 9, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On November 4, 2016, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $242 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

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

Dominion Capital LLC January 31, 2017 – Senior Convertible Debt Features

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $40.00 or (ii) 80% of the lowest VWAP in the 15 trading days prior to the conversion date. (for additional detail refer to Note 9, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On January 31, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $38 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

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

On July 20, 2016 and September 1, 2016, principal of $55 and $97, respectively, was added to the Smithline senior convertible note (refer to Note 9, Term Loans, for additional detail).

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

On May 17, 2016, the Company entered into the Debenture Forbearance Agreement with JGB Waltham pursuant to which JGB Waltham agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Debenture Forbearance Agreement (Refer to Note 9, Term Loans, for further details). The Company evaluated the Debenture Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Debenture Forbearance Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,154 to its consolidated statement of operations on May 17, 2016.

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

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 9, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $486 to its consolidated statement of operations on June 23, 2016.

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 9, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the December Debenture as a debt modification in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $1,552 to its consolidated statement of operations on September 1, 2016.

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 9, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $1,752 to its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On March 9, 2017, JGB (Cayman) Waltham entered into an Assignment and Assumption agreement with MEF I, LP (refer to Note 9, Term Loans, for further detail). The Company accounted for the assumption agreement in regards to the JGB Waltham debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $349 to its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

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

JGB (Cayman) Waltham Ltd. 2.7 Note Convertible Debenture Features

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 9, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement and determined that the fair value of the features was $1,200 as of September 1, 2016 and recorded these items on the consolidated balance sheets as a derivative liability. The debt discounts were amortized over the life of the loan.

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 9, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Waltham 2.7 Note as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $141 to its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

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

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

On February 17, 2016, the Company entered into a securities exchange agreement by and among the Company, VaultLogix, and JGB Concord, whereby the Company exchanged the White Oak Global Advisors, LLC promissory note and subsequently assigned to the lender party a new 8.25% senior secured convertible note dated February 18, 2016 in the aggregate principal amount of $11,601 (refer to Note 9, Term Loans, for further details).

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

On May 17, 2016, the Company entered into the Note Forbearance Agreement with JGB Concord pursuant to which JGB Concord agreed to forbear action with respect to certain existing defaults in accordance with the terms of the Note Forbearance Agreement (Refer to Note 9, Term Loans, for further details). The Company evaluated the Note Forbearance Agreement and accounted for the transaction as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Note Forbearance Agreement. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $2,196 to its consolidated statement of operations on May 17, 2016.

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

On June 23, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 9, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement to determine the fair value. The Company recorded the change in the settlement features as a loss to change in fair value of derivative instruments of $924 to its consolidated statement of operations on June 23, 2016.

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

On September 1, 2016, the Company entered into an amended agreement with JGB Concord and JGB Waltham (refer to Note 9, Term Loans, for further detail). The Company accounted for the amended agreement as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the Amended Agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $1,308 to its consolidated statement of operations on September 1, 2016.

On February 28, 2017, the Company entered into a consent agreement with JGB Concord and JGB Waltham (refer to Note 9, Term Loans, for further detail). The Company accounted for the amended agreement in regards to the JGB Concord Debenture as a debt extinguishment in accordance with ASC Topic 470-50. In accordance with ASC Topic 470-50, the Company used a Monte Carlo simulation to revalue the settlement features associated with the agreement. The Company recorded the change in the settlement features as a gain to change in fair value of derivative instruments of $2 to its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

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

MEF I, L.P. Assignment and Assumption Agreement

On March 9, 2017, the Company entered into a convertible promissory note with MEF I, L.P. pursuant to an assignment and assumption agreement (refer to Note 9, Term Loans, for additional detail on the assignment). The note is convertible at the lower of (i) $16.00 or (ii) 80% of the lowest VWAP in the 30 trading days prior to the conversion date. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. On March 9, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $250 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

The Company recorded a loss of $20 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

As a result of the conversion of the outstanding principal balance during the year ended December 31, 2017 (refer to Note 9, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2017.

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

As a result of the conversion of the outstanding principal balance during the year ended December 31, 2017 (refer to Note 9, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2017.

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

As a result of the conversion of the outstanding principal balance during the three months ended March 31, 2018 (refer to Note 9, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of March 31, 2018. The Company recorded a gain on fair value of derivative instruments of $64 for the three months ended March 31, 2018, on the unaudited condensed consolidated statement of operations.

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

During the year ended December 31, 2017, the holder of the July 18, 2017 convertible promissory note converted the outstanding principal balance into shares of the Company’s common stock (refer to Note 9, Term Loans, for further detail). As a result of the conversions, the fair value of the derivative liability was $0 at December 31, 2017.

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

Series K, L, and M Preferred Stock Embedded Conversion Features

On October 12, 2017, the Company issued 227 shares of the Company’s Series L preferred stock pursuant to an exchange of promissory notes (refer to Note 15, Preferred Stock, for further detail). The Series L preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion

On November 10, 2017, the Company issued 1,512 shares of the Company’s Series K preferred stock pursuant to an exchange of promissory notes (refer to Note 15, Preferred Stock, for further detail). The Series K preferred stock is convertible into common stock of the Company at the lower of $3.00 or 95% of the weighted average trading price for the five days prior to conversion.

On December 1, 2017, the Company issued 386 shares of the Company’s Series M preferred stock pursuant to an exchange of warrants (refer to Note 15, Preferred Stock, for further detail). The Series M preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has classified the Series M preferred stock as a liability.

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

11. INCOME TAXES

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

12. STOCKHOLDERS’ DEFICIT

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

13. STOCK-BASED COMPENSATION

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

14. RELATED PARTIES

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

Related Party Promissory Notes to Mark Munro, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp, and Pascack Road, LLC

On July 25, 2017, Mark Munro, CEO, and Mark Durfee, Board Member, exchanged their outstanding related party debt for the Company’s Series J preferred stock with special voting rights. Mark Munro converted principal and interest of $1,709 and $195, respectively. Mark Durfee converted principal and interest of $2,550 and $464, respectively. As a result of the exchange, Mark Munro and Mark Durfee received 387 and 613 shares, respectively, of the Company’s Series J preferred stock (Refer to Note 15, Preferred Stock, for further detail).

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

On April 3, 2017, Scott Davis assigned the full outstanding principal amount of the note to a third party (refer to Note 9, Term Loans, for additional detail).

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

15. PREFERRED STOCK

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

Exchange of related party debt for preferred stock

On July 25, 2017, Mark Munro, CEO, and Mark Durfee, Board Member, exchanged their outstanding related party debt for the Company’s Series J preferred stock with special voting rights. Mark Munro converted principal and interest of $1,709 and $195, respectively. Mark Durfee converted principal and interest of $2,550 and $464, respectively. As a result of the exchange, Mark Munro and Mark Durfee received 387 and 613 shares, respectively, of the Company’s Series J preferred stock (Refer to Note 14, Related Parties, for further detail). The fair value of the Series J Preferred Stock on date of issuance was $1,753. The difference between the fair value of the preferred stock and the debt converted was included in additional paid in capital.

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

Temporary Equity

The Company evaluated and concluded that it’s Series K and L Preferred Stock did not meet the criteria in ASC 480-10 and thus were not considered liabilities. The Company evaluated and concluded that the embedded conversion feature in Preferred Series K and L and determined that the embedded conversion feature needs to be bifurcated (refer to Note 10, Derivative Instruments, for further information regarding the embedded conversions features of the Series K and L preferred stock). In accordance with ASR 268 these equity securities are required to be classified outside of permanent equity since they are redeemable for cash. These shares are not currently redeemable and are not probable of being redeemed and thus have been recorded based on their fair value at the time of issuance. If redemption becomes probable, or the shares will become redeemable, they will be recorded to redemption value.

16. DISCONTINUED OPERATIONS

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

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000 (refer to Note 5, Notes Receivable, for further detail). $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. The assets and liabilities of the ADEX Entities have been included within the consolidated balance sheet as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2017. The results of operations of the ADEX Entities have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017.

The following table shows the balance sheets of the Company’s discontinued operations as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017

Current assets:
Cash	$-	$305
Accounts receivable, net of allowances	2	5,628
Current assets of discontinued operations	$2	$5,933

Long-term Assets:
Property and equipment, net	$-	$6
Intangible assets, net	-	1,354
Other assets	-	8
Long-term assets of discontinued operations	$-	$1,368

Current liabilities:
Accrued trade payables	$2,847	$3,138
Accrued expenses	335	2,660
Current liabilities of discontinued operations	$3,182	$5,798

The following table shows the statements of operations of the Company’s discontinued operations for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017

Revenues	$3,565	$8,463
Cost of revenue	3,153	6,569
Gross profit	412	1,894

Operating expenses:
Depreciation and amortization	33	254
Salaries and wages	261	1,603
Selling, general and administrative	124	944
Goodwill impairment charge	-	3,146
Intangible asset impairment charge	-	797
Total operating expenses	418	6,744

Pre-tax loss from operations	(6)	(4,850)

Other income (expenses):
Interest expense	-	(1)
(Loss) gain on disposal of subsidiary	(228)	695
Total other (expense) income	(228)	694

Pre-tax loss on discontinued operations	(234)	(4,156)

Provision for income taxes	-	-

Loss on discontinued operations, net of tax	$(234)	$(4,156)

17. SUBSEQUENT EVENTS

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

Overview

In January 2017, we sold the Highwire division of ADEX. In April 2017, we sold the AWS Entities. In May 2017, we sold SDNE. In November 2017, we sold IPC. In February 2018, we sold ADEX. The operations of Highwire, SDNE, IPC, and ADEX have been excluded from the comparative tables noted below.

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

Net Loss Attributable to our Common Stockholders.

Net income attributable to our common stockholders was $2.9 million for the three-month period ended March 31, 2018, as compared to net loss attributable to common stockholders of $14.2 million for the three months ended March 31, 2017. The change was primarily due to non-cash gains related to our derivative instruments of $4.2 million during the three months ended March 31, 2018, as compared to non-cash losses related to our derivative instruments of $2.4 million during the three months ended March 31, 2017. Additionally, we incurred interest expense of $0.4 million during the three months ended March 31, 2018, as compared to $4.3 million during the three months ended March 31, 2017. Operating expenses decreased from $3.9 million during the three months ended March 31, 2017, to $1.6 million during the three months ended March 31, 2018.

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

At March 31, 2018, we had a working capital deficit of $17.5 million, as compared to a working capital deficit of $20.5 million at December 31, 2017.

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

Net cash in operating activities for the three months ended March 31, 2018 was $2.0 million, which included the net income for the period of $2.9 million. The net income was offset by gains on the fair value of derivative liabilities of $4.2 million and changes in operating assets and liabilities of $1.6 million.

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

INTERCLOUD SYSTEMS, INC.

August 14, 2018	By:	/s/ Daniel Sullivan
Daniel Sullivan, Chief Accounting Officer, Principal Financial Officer and Principal Accounting Officer

