Form 10-Q
period 2018-06-30
INTERCLOUD SYSTEMS, INC.
filed 2018-08-14
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,624,959 shares of common stock were issued and outstanding as of August 10, 2018.

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

iii

 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
ASSETS	2018	2017
	(Unaudited)
Current Assets:
Cash	$506	$376
Accounts receivable, net of allowances of $11	186	647
Notes receivable, net of reserves of $0 and $924, respectively	6,172	3,617
Other current assets	1,138	2,724
Current assets of discontinued operations	-	5,933
Total current assets	8,002	13,297

Property and equipment, net	80	38
Restricted cash	900	-
Customer lists, net	881	991
Tradenames, net	314	314
Cost method investment	-	340
Other assets	8	108
Non-current assets of discontinued operations	-	1,368
Total assets	$10,185	$16,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,380	$4,524
Accrued expenses	5,066	5,676
Deferred revenue	914	3,209
Income taxes payable	48	15
Bank debt, current portion	154	114
Notes payable, related parties	394	75
Derivative financial instruments	2,811	3,379
Term loans, current portion, net of debt discount	9,389	11,013
Current liabilities of discontinued operations	3,300	5,798
Total current liabilities	26,456	33,803

Long-term Liabilities:
Deferred income taxes	56	239
Series M Preferred Stock; $0.0001 par value; 500 shares authorized; 340 and 386 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,613	3,021
Term loans, net of current portion, net of debt discount	-	1,058
Derivative financial instruments	15,318	16,651
Total long-term liabilities	17,987	20,969

Total Liabilities	44,443	54,772
Commitments and Contingencies
Series K Preferred Stock; $0.0001 par value; 3,000 shares authorized; 1,512 issued and outstanding as of June 30 2018 and December 31, 2017	735	735
Series L Preferred Stock; $0.0001 par value; 1,000 shares authorized; 227 issued and outstanding as of June 30, 2018 and December 31, 2017	152	152
Total temporary equity	887	887
Stockholders’ Deficit:
Series J Preferred Stock; $0.0001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 40,877,026 and 9,338,286 issued and 40,876,688 and 9,337,948 outstanding as of June 30, 2018 and December 31, 2017, respectively	4	2
Common stock warrants, no par	37	37
Treasury stock, at cost - 338 shares as of June 30, 2018 and December 31, 2017	(2)	(2)
Additional paid-in capital	158,693	154,628
Accumulated deficit	(193,327)	(193,319)
Total InterCloud Systems, Inc. stockholders’ deficit	(34,595)	(38,654)
Non-controlling interest	(550)	(549)
Total stockholders’ deficit	(35,145)	(39,203)

Total liabilities and stockholders’ deficit	$10,185	$16,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$1,457	$676	$6,222	$6,163
Cost of revenue	965	490	3,948	4,504
Gross profit	492	186	2,274	1,659

Operating expenses:
Depreciation and amortization	71	47	130	236
Salaries and wages	834	1,248	1,563	2,920
Selling, general and administrative	590	1,437	1,425	3,464
Goodwill impairment charge	-	621	-	621
Intangible asset impairment charge	-	162	-	162
Total operating expenses	1,495	3,515	3,118	7,403

Loss from operations	(1,003)	(3,329)	(844)	(5,744)

Other income (expenses):
Change in fair value of derivative instruments	(24)	(1,121)	4,219	(3,545)
Change in fair value of Series M preferred stock	122	-	171	-
Interest expense	(506)	(1,283)	(929)	(5,557)
(Loss) gain on extinguishment of debt, net	(1,433)	117	(1,906)	(1,054)
Loss on disposal of subsidiary	-	(5,921)	-	(6,043)
Other expense	(14)	(206)	(639)	(122)
Total other (expense) income	(1,855)	(8,414)	916	(16,321)

(Loss) income from continuing operations before income taxes	(2,858)	(11,743)	72	(22,065)

Provision for (benefit from) income taxes	11	(119)	(153)	(358)

Net (loss) income from continuing operations	(2,869)	(11,624)	225	(21,707)

Loss on discontinued operations, net of tax	-	(454)	(234)	(4,610)

Net loss	(2,869)	(12,078)	(9)	(26,317)

Net (income) loss attributable to non-controlling interest	(8)	121	1	138

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(2,877)	$(11,957)	$(8)	$(26,179)

(Loss) income per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:
Net (loss) income from continuing operations	$(0.13)	$(9.67)	$0.01	$(22.69)
Net loss on discontinued operations, net of taxes	$-	$(0.38)	$(0.01)	$(4.82)
Net loss per share	$(0.13)	$(10.04)	$(0.00)	$(27.51)

Weighted average common shares outstanding, basic and diluted	22,235,340	1,202,614	16,668,699	956,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Common Stock Warrants		Series J Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2017	9,337,948	$2	33,977	$37	1,000	$-	338	$(2)	$154,628	$(193,319)	$(549)	$(39,203)

Issuance of common stock to JGB (Cayman) Waltham Ltd.	2,557,999	-	-	-	-	-	-	-	490	-	-	490
Issuance of common stock to RDW Capital, LLC	10,663,006	1	-	-	-	-	-	-	1,385	-	-	1,386
Issuance of common stock to Dominion Capital, LLC	1,776,346	-	-	-	-	-	-	-	428	-	-	428
Issuance of common stock to Forward Investments, LLC	10,139,398	1	-	-	-	-	-	-	1,172	-	-	1,173
Issuance of common stock to Pryor Cashman LLP	1,320,000	-	-	-	-	-	-	-	123	-	-	123
Issuance of common stock to Dealy Silberstein & Braverman, LLP	200,000	-	-	-	-	-	-	-	29	-	-	29
Issuance of common stock to Sichenzia Ross Ference Kesner LLP	681,818	-	-	-	-	-	-	-	99	-	-	99
Issuance of common stock to employees pursuant to the conversions of Series M preferred stock	4,207,794	-	-	-	-	-	-	-	236	-	-	236
Stock compensation expense	-	-	-	-	-	-	-	-	103	-	-	103
Cancellation of shares issued to former employees	(7,621)	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(8)	(1)	(9)

Ending balance, June 30, 2018	40,876,688	$4	33,977	$37	1,000	$-	338	$(2)	$158,693	$(193,327)	$(550)	$(35,145)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the six months ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(8)	$(26,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	234	4,610
Depreciation and amortization	130	236
Amortization of debt discount and deferred debt issuance costs	193	3,644
Stock compensation for services	103	977
Change in fair value of derivative instruments	(4,219)	3,545
Deferred income taxes	(183)	(398)
Loss on extinguishment of debt	1,906	1,054
Change in fair value of Series M preferred stock	(171)	-
Loss on disposal of subsidiary	-	6,043
Provision for bad debts	-	(10)
Issuance of shares to non-employees for services	-	12
Goodwill impairment charge	-	621
Intangible asset impairment charge	-	162
Changes in operating assets and liabilities:
Accounts receivable	2,167	595
Other assets	243	(2,632)
Accounts payable and accrued expenses	11	2,621
Income taxes	33	-
Deferred revenue	(2,296)	1,964
Net cash used in operating activities of continuing operations	(1,857)	(3,273)
Net cash (used in) provided by operating activities of discontinued operations	97	907
Net cash used in operating activities	(1,760)	(2,366)

Cash flows from investing activities:
Cash received from the sale of the ADEX Entities	1,850	-
Restricted cash received from the sale of the ADEX Entities	900	-
Proceeds from assignment of loan receivable	238	-
Purchases of equipment	(62)	(24)
Issuance of notes receivable	-	63
Cash proceeds from sale of Highwire	-	4,000
Cash proceeds from sale of SDNE	-	422
Restricted cash proceeds from sale of SDNE	-	1,000
Net cash paid upon disposal of the AWS Entities	-	(105)
Net cash paid upon the disposal of Nottingham	-	(8)
Net cash provided by investing activities of continuing operations	2,926	5,348
Net cash used in investing activities of discontinued operations	-	(5)
Net cash provided by investing activities	2,926	5,343

Cash flows from financing activities:
Proceeds from bank borrowings	45	-
Repayments of bank borrowings	(5)	(4)
Repayment of term loans	(486)	(285)
Proceeds from related party loans	475	-
Repayments of related party loans	(156)	-
Term loan-related repayments from proceeds of sale of the ADEX Entities	(909)	-
Proceeds from term loans	-	70
Term loan-related repayments from proceeds of sale of Highwire	-	(3,625)
Repayments of receivables purchase agreements	-	(480)
Cancellations of shares issued for interest	-	(1)
Debt issuance costs on new term loans	-	(50)
Proceeds from bank borrowings	-	15
Net cash used in financing activities	(1,036)	(4,360)

Net decrease in cash	130	(1,383)

Cash, beginning of period	376	1,790

Cash, end of period	$506	$407

Supplemental disclosures of cash flow information:
Cash paid for interest	$57	$152
Cash paid for income taxes	$1	$39

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of debt	$1,153	$5,247
Addition to debt discount	$70	$1,826
Conversion of accounts payable into term loan	$150	$-
Issuance of shares of common stock pursuant to S-8 registration statement	$251	$-
Issuance of shares of common stock pursuant to conversion of Series M preferred stock	$237	$-

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

Principles of Consolidation and Accounting for Investments in Affiliate Companies

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Tropical Communications, Inc. (“Tropical”) (since August 2011 – sold in April 2017 in connection with the sale of the AWS Entities), Rives-Monteiro Leasing, LLC (“RM Leasing”) (since December 2011), TNS, Inc. (“TNS”) (since September 2012), and AW Solutions, Inc. and AW Solutions Puerto Rico, LLC (collectively, the “AWS Entities”) (since April 2013 – the AWS Entities were sold in April 2017. The results of operations of the Company’s former subsidiaries, Integration Partners – NY Corporation (“IPC”) (since January 2014 – the assets were sold in November 2017), RentVM Inc. (“RentVM”) (since February 2014 – discontinued in November 2017 in connection with the sale of the assets of the IPC subsidiary), ADEX Corporation, ADEX Puerto Rico, LLC and Highwire (collectively, “ADEX” or “ADEX Entities”) (since September 2012 – Highwire was sold in January 2017, and the ADEX Entities were sold in February 2018 – refer to Note 3, Disposals of Subsidiaries, for further detail), and SDN Essentials, LLC (“SDNE”) (since January 2016 – SDNE was sold in May 2017) have been included as discontinued operations on the accompanying financial statements (refer to Note 15, Discontinued Operations, for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In June 2016, the Company made a loan to SDN Systems, LLC (“SDNS”). The loan is convertible into a 90% ownership stake in SDNS. The Company is the primary source of capital for SDNS. The Company evaluated the investment in SDNS at both June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, the criteria for a VIE were met. As such, the operations of SDNS have been included in the Company’s consolidated statement of accounts.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on April 17, 2018.

Basis of Presentation

The unaudited condensed consolidated financial statements have been presented on a comparative basis. During the period from January 1, 2017 through June 30, 2018, the Company disposed of four subsidiaries, the results of which are included within discontinued operations for the six months ended June 30, 2018 and the three and six months ended June 30, 2017. The Company retrospectively updated the unaudited condensed consolidated financial statements as of December 31, 2017 and for the three and six months ended June 30, 2017 to match the presentation on the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

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

All common share, warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the one-for-four reverse stock split that was effected on July 12, 2017 and the one-for-one hundred reverse stock split that was effected on February 23, 2018. There was no change to the number of authorized shares of common stock of the Company as a result of the reverse stock splits. The par value of the Company’s common stock was unchanged at $0.0001 per share post-split.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company adopted this standard using the modified retrospective approach on January 1, 2018.

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

Restricted Cash

As of June 30, 2018, the Company had $900 of restricted cash related to the Senior Secured Convertible Note with JGB (Cayman) Waltham Ltd. The $900 in cash was received in connection with the sale of the ADEX Entities (refer to Note 3, Disposals of Subsidiaries, for further detail).

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

This matter was set on the court’s non-jury trial docket but was never set for trial. In June 2018, the parties agreed, with the court’s permission, that there are no factual issues in dispute and that this case may be decided on the filing of renewed summary judgment motions followed by a summary judgment hearing. In their renewed summary judgment motion, the plaintiffs alleged that their conversion rights are worth approximately $25 million. The final summary judgment hearing is scheduled on August 29, 2018. The Company intends to continue to vigorously defend this lawsuit.

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

In the accompanying financial statements, basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.

Partial common shares includable in the computation of fully-diluted per share results are not presented for the three and six months ended June 30, 2018 and 2017 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

Diluted Earnings per Share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. As of June 30, 2018, the Company’s common stock equivalents included 230,320,223 shares that could be converted based on outstanding debt, 447,511,711 shares that could be converted based on certain convertible preferred stock, 5,033,339 shares related to outstanding warrants, and 417 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. As of June 30, 2017, the Company’s common stock equivalents included 400,119 shares that could be converted based on outstanding debt, 82,710 shares related to outstanding warrants, and 417 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Potential common shares includable in the computation of fully-diluted per share results are not presented for the three and six months ended June 30, 2018 and 2017 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of June 30, 2018 and December 31, 2017, was estimated at $11,695 and $12,034, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as Level 2.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and all derivative instruments are reflected as either assets or liabilities at fair value on the consolidated balance sheets. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between able and willing market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC Topic 820, based on the hierarchical framework associated with the three levels or price transparency utilized in measuring financial instruments at fair value as discussed above.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, inventory, other assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of those items.

Fair Value of Derivatives

The Company utilized a binomial lattice pricing model to determine the fair value of the derivative liability related to the outstanding warrants and the put and effective price of future equity offerings of equity-linked financial instruments.

Derivative Warrant Liabilities and Convertible Features

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 9, Derivative Instruments, for further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company’s financial instruments carried at fair value at June 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2018
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$2,453
Current derivative features related to warrant derivatives	-	-	358
Long-term derivative features related to preferred stock	-	-	15,318
Fair value of Series M preferred stock	-	-	2,613

Total liabilities at fair value	$-	$-	$20,742

	December 31, 2017
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$3,145
Current derivative features related to warrant derivatives	-	-	234
Long-term derivative features related to convertible debentures	-	-	661
Long-term derivative features related to preferred stock	-	-	15,990
Fair value of Series M preferred stock	-	-	3,021

Total liabilities at fair value	$-	$-	$23,051

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2018 were as follows:

Amount
Balance as of December 31, 2017	$23,051
Change in fair value of derivative features related to convertible debentures	(910)
Change in fair value of warrant derivatives	(1,506)
Change in fair value of preferred stock derivatives	(1,103)
Change in fair value of Series M preferred stock	(49)
Fair value of derivative feature related to SCS LLC term loan	70
Fair value of derivative feature related to Pryor Cashman LLP warrant	1,798
Adjustment of derivative liability upon conversion of debt	(123)

Balance as of March 31, 2018	$21,228

Change in fair value of derivative features related to convertible debentures	(199)
Change in fair value of warrant derivatives	(168)
Change in fair value of preferred stock derivatives	431
Change in fair value of Series M preferred stock	(122)
Adjustment of derivative liability upon conversion of debt	(191)
Adjustment of Series M preferred stock liability upon conversion into common stock	(237)

Balance as of June 30, 2018	$20,742

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the three and six months ended June 30, 2018, the Company generated gross profits from operations but was unable to achieve positive cash flow from operations. The Company’s management expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the three and six months ended June 30, 2018 and the year ended December 31, 2017, the Company suffered recurring losses from operations. At June 30, 2018 and December 31, 2017, the Company had a stockholders’ deficit of $34,145 and $39,203, respectively. At June 30, 2018, the Company had a working capital deficit of approximately $18,454, as compared to a working capital deficit of approximately $20,506 at December 31, 2017. The increase of $2,052 in the Company’s working capital from December 31, 2017 to June 30, 2018 was primarily the result of an increase in notes receivable, net of reserves, of $2,555, a decrease in the current liabilities of discontinued operations of $2,498, a decrease in the current portion of term loans net of debt discount of $1,624, and a decrease in deferred revenue of $2,295. These changes were partially offset by a decrease in the current assets of discontinued operations of $5,933.

On or prior to August 31, 2019, the Company has obligations relating to the payment of indebtedness on term loans and notes to related parties of $9,431 and $394, respectively. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to August 31, 2019 from earnings from operations, the sale of certain operating assets or businesses and from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through August 31, 2019. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

3. DISPOSALS OF SUBSIDIARIES

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000 (refer to Note 4, Notes Receivable, for further detail). $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. The remaining $250 is now due on demand. $1,000 of the $2,500 in cash received at closing was applied to the repayment of the Company’s indebtedness to JGB Concord, with an additional $900 in cash placed in an escrow account controlled by JGB Concord, to be released to the Company if certain conditions are met.

As a result of the sale, the operations of the ADEX Entities are included in discontinued operations as of June 30, 2018 and December 31, 2017, and for the periods ending June 30, 2018 and 2017 (refer to Note 15, Discontinued Operations, for further detail).

4. NOTES RECEIVABLE

Notes receivable as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Loans to employees, net of reserves of $924, due December 2018	$-	$4
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., matured April 2018	$3,319	$3,613
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., due March 2019	$2,025	$-
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., due August 2019	$828	$-
Loans receivable	$6,172	$3,617

Loans to employees

Loans to employees bore interest at rates between 2% and 3% per annum. As of December 31, 2017, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve of $924 on the balance of loans to employees as of December 31, 2017. As of June 30, 2018, the balance in loans to employees was $0.

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

The Company evaluated the convertible note’s settlement provisions and elected the fair value option afforded in ASC Topic 825, Financial Instruments, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of derivative instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using a Monte Carlo simulation. The sum of these two valuations is the fair value of the loan receivable. On April 25, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,057, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $1,174. The total fair value of $2,231 was recorded in the consolidated balance sheet.

On December 22, 2017, the Company assigned $105 of the note receivable to RDW Capital LLC in exchange for cash of $100.

On March 2, 2018, the Company assigned $105 of the note receivable to RDW Capital LLC in exchange for cash of $100.

On March 9, 2018, the Company assigned $105 of the note receivable to RDW Capital LLC in exchange for cash of $100.

On June 8, 2018, the Company assigned $38 of the note receivable to RDW Capital LLC in exchange for cash of $35.

On June 30, 2018 and December 31, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,818 and $1,650, respectively, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $1,501 and $1,963, respectively. The total fair value of $3,319 and $3,613 was included in notes receivable on the unaudited condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively. The Company recorded the change in fair value as a loss and gain of $361 and $226, respectively, on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2018 and 2017. The Company recorded the change in fair value as a loss and gain of $47 and $226, respectively, on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2018 and 2017.

On April 25, 2018 the note matured and is now due on demand.

The fair value of the note receivable as of June 30, 2018 and December 31, 2017 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$1,646	$2,005

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.39%
Life of conversion feature (in years)	0.00	0.32
Volatility	247%	272%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date.

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

The Company evaluated the convertible note’s settlement provisions and elected the fair value option afforded in ASC Topic 825, Financial Instruments, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of derivative instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using a Monte Carlo simulation. The sum of these two valuations is the fair value of the loan receivable. On February 27, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,361, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $303. The total fair value of $1,793 was recorded in the consolidated balance sheet.

On June 30, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,567, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $458. The total fair value of $2,025 was included in notes receivable on the unaudited condensed consolidated balance sheet as of June 30, 2018. The Company recorded the change in fair value as a gain of $232 and $361, respectively, on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018.

The fair value of the note receivable as of June 30, 2018 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2018
Principal amount and guaranteed interest	$2,040

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.11%
Life of conversion feature (in years)	0.74
Volatility	269%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date, with a floor of $0.005 per share.

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

The Company evaluated the convertible note’s settlement provisions and elected the fair value option afforded in ASC Topic 825, Financial Instruments, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of derivative instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using a Monte Carlo simulation. The sum of these two valuations is the fair value of the loan receivable. On February 16, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $433, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $348. The total fair value of $781 was recorded in the consolidated balance sheet.

On June 30, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $508, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $320. The total fair value of $828 was included in notes receivable on the unaudited condensed consolidated balance sheet as of June 30, 2018. The Company recorded the change in fair value as a gain of $26 and $34, respectively, on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018.

The fair value of the working capital note receivable as of June 30, 2018 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2018
Principal amount and guaranteed interest	$797

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.33%
Life of conversion feature (in years)	1.13
Volatility	174%

*	The conversion price per share is equal to 80% of the lowest VWAP during the five trading days immediately prior to the conversion date.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Vehicles	$708	$646
Computers and Office Equipment	93	93
Equipment	170	170
Total	971	909
Less accumulated depreciation	(891)	(871)

Property and equipment, net	$80	$38

Depreciation expense for the three months ended June 30, 2018 and 2017 was $13 and $9, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $20 and $46, respectively.

6. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2018 and December 31, 2017:

		June 30, 2018
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization
Customer relationship and lists	7-10 yrs	$991	$-	$(110)	$-	$-	$881	$(1,283)
Trade names	Indefinite	314	-	-	-	-	314	-

Total intangible assets		$1,305	$-	$(110)	$-	$-	$1,195	$(1,283)

		December 31, 2017
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization
Customer relationship and lists	7-10 yrs	$3,238	$-	$(277)	$(69)	$(1,901)	$991	$(1,183)
URL’s	Indefinite	5	-		(5)	-	-	-
Trade names	Indefinite	1,410	-	-	(165)	(931)	314	-

Total intangible assets		$4,653	$-	$(277)	$(239)	$(2,832)	$1,305	$(1,183)

Amortization expense related to the identifiable intangible assets was $59 and $40 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to the identifiable intangible assets was $110 and $190 for the six months ended June 30, 2018 and 2017, respectively

7. BANK DEBT

Bank debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 14.2%, guaranteed personally by principal shareholders of acquired companies, maturing July 2019	$148	$103
Equipment finance agreement, monthly principal of $1, maturing February 2020	6	11
	$154	$114
Less: Current portion of bank debt	(154)	(114)

Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the three months ended June 30, 2018 and 2017 amounted to $4 and $4, respectively. The interest expense associated with the bank debt during the six months ended June 30, 2018 and 2017 amounted to $10 and $7, respectively. There are no financial covenants associated with the bank debt.

8. TERM LOANS

Term loans as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$2

London Bay - VL Holding Company, LLC convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	1,403	1,403

WV VL Holding Corp convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	2,005	2,005

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019	1,589	3,091

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019	11	11

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019	105	294

6% senior convertible term promissory note, unsecured, Dominion Capital, matured on January 31, 2018, net of debt discount of $0 and $1, respectively	-	69

12% senior convertible note, unsecured, Dominion Capital, matured in November 2017	-	75

Promissory note issued to Trinity Hall, 3% interest, unsecured, matured in January 2018	500	500

9.9% convertible promissory note, RDW Capital LLC. July 14, 2017 Note, maturing on July 14, 2018, net of debt discount of $0 and $74, respectively	-	81

9.9% convertible promissory note, RDW Capital LLC. September 27, 2017 Note, maturing on September 27, 2018, net of debt discount of $0 and $91, respectively	-	64

9.9% convertible promissory note, RDW Capital LLC. October 12, 2017 Note, maturing on October 12, 2018	34	133

9.9% convertible promissory note, RDW Capital LLC. December 8, 2017 Note, maturing on December 8, 2018	220	480

Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	971	1,421

Promissory notes issued to Forward Investments, LLC, 3% interest, matured on January 1, 2018, unsecured	1,752	1,752

Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	390	390

Promissory note to Tim Hannibal, 8% interest, matured on January 9, 2018, unsecured	300	300

Promissory note issued to SCS LLC, 12% interest, due on February 27, 2019, unsecured, net of debt discount of $43	107	-
	9,389	12,071
Less: Current portion of term loans	(9,389)	(11,013)

Long-term portion term loans, net of debt discount	$-	$1,058

The interest expense, including amortization of debt discounts, associated with the term loans payable during the three months ended June 30, 2018 and 2017 amounted to $491 and $1,244, respectively. The interest expense, including amortization of debt discounts, associated with the term loans payable during the six months ended June 30, 2018 and 2017 amounted to $908 and $5,370, respectively.

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

During the six months ended June 30, 2018, the investor who holds the amended note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the six months ended June 30, 2018, the investor who holds the amended note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

Term Loan – Dominion Capital LLC September 15, 2016 Promissory Note and November 4, 2016 Exchange Agreement

On September 15, 2016, the Company received cash proceeds of $500 from the sale of a term promissory note. The term promissory note originally had a maturity date of November 4, 2016 and was payable in either cash or common stock at the option of the lender. Interest accrued at the rate of 12% per annum. The note was redeemable at any time prior to maturity at an amount equal to 110% of the outstanding principal amount plus any accrued and unpaid interest on the note. The redemption premium (10%) was payable in cash or common stock at the option of the Company.

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

During the six months ended June 30, 2018, the holder of the November 4, 2016 promissory note converted $78 of principal and accrued interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the balance of the note was $0 as of June 30, 2018. The Company recorded a loss on extinguishment of debt of $169 in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2018. During the six months ended June 30, 2017, the holder of the November 4, 2016 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

Term Loan - Dominion Capital LLC January 31, 2017 Senior Convertible Promissory Note

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at 70% of the lowest VWAP in the 15 trading days prior to the conversion date. Refer to Note 9, Derivative, for further detail on the derivative features associated with the January 31, 2017 convertible note. Instruments

During the six months ended June 30, 2018, the holder of the January 31, 2017 promissory note converted $70 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the balance of the note was $0 as of June 30, 2018. The Company recorded a loss on extinguishment of debt of $144 and $182, respectively, in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018. During the six months ended June 30, 2017, the holder of the January 31, 2017 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the six months ended June 30, 2018, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $1,207 and $48, respectively.

During the year ended December 31, 2017, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $298 and $20, respectively. Of the $20 of interest paid, $2 was from proceeds of the sale of the Company’s Highwire division.

During the six months ended June 30, 2018, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $189 and $2, respectively.

During the six months ended June 30, 2018, JGB Waltham converted $296 of principal and accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $92 and $194, respectively, in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018. During the year ended December 31, 2017, JGB Waltham converted $511 of principal and accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $636 in the consolidated statement of operations for the year ended December 31, 2017.

Principal of $1,589 and $3,091 related to the JGB Waltham December Debenture remained outstanding as of June 30, 2018 and December 31, 2017, respectively. Principal of $105 and $294 related to the JGB Waltham 2.7 Note remained outstanding as of June 30, 2018 and December 31, 2017, respectively

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

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

During the six months ended June 30, 2018, JGB Concord did not convert any principal or accrued interest into shares of the Company’s common stock. During the year ended December 31, 2017, JGB Concord converted $1,053 of principal and accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $1,279 to the consolidated statement of operations for the year ended December 31, 2017.

Principal of $11 related to the JGB Concord February Debenture remained outstanding as of June 30, 2018 and December 31, 2017.

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

During the six months ended June 30, 2018, the investor who held the 9.9% promissory note converted $155 of principal into shares of the Company’s common stock. As a result of these conversions, the outstanding principal balance as of June 30, 2018 was $0. The Company recorded a loss on extinguishment of debt of $237 to the consolidated statement of operations for the six months ended June 30, 2018. During the year ended December 31, 2017, the investor who held the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, which bore interest at the rate of 9.9% per annum, and had an original maturity date of September 27, 2018. The note was convertible at the lower of (i) $4.00 or (ii) 75% of the lowest five VWAPS over the twenty trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW September 27, 2017 9.9% convertible note).

During the six months ended June 30, 2018, the investor who held the 9.9% promissory note converted $155 of principal into shares of the Company’s common stock. As a result of these conversions, the outstanding principal balance as of June 30, 2018 was $0. The Company recorded a loss on extinguishment of debt of $179 to the consolidated statement of operations for the three and six months ended June 30, 2018. During the year ended December 31, 2017, the investor who holds the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the six months ended June 30, 2018, the investor who holds the October 12, 2017 9.9% promissory note converted $100 of principal into shares of the Company’s common stock. The Company recorded a loss on extinguishment of debt of $56 to the consolidated statement of operations for the three and six months ended June 30, 2018. During the year ended December 31, 2017, the investor who holds the October 12, 2017 9.9% promissory note converted $267 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $114 to the consolidated statement of operations for the year ended December 31, 2017.

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

During the six months ended June 30, 2018, the investor who holds the December 8, 2017 9.9% promissory note converted $260 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $141 and $244, respectively, to the consolidated statement of operations for the three and six months ended June 30, 2018. During the year ended December 31, 2017, the investor who holds the December 8, 2017 9.9% promissory note converted $120 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $203 to the consolidated statement of operations for the year ended December 31, 2017.

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

During the six months ended June 30, 2018, Forward Investments, LLC converted $450 aggregate principal amount of promissory notes into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $723 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018. During the year ended December 31, 2017, Forward Investments, LLC converted $5,435 aggregate principal amount of promissory notes into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $530 to the consolidated statement of operations for the year ended December 31, 2017.

Convertible Promissory Note to Frank Jadevaia, Former Owner of IPC

On January 1, 2014, the Company acquired all of the outstanding capital stock of IPC. As part of the purchase price for the acquisition, the Company issued a convertible promissory note to Frank Jadevaia, then President of the Company, in the original principal amount of $6,255. The convertible promissory note accrued interest at the rate of 8% per annum, and all principal and interest accruing thereunder was originally due and payable on December 31, 2014. At the election of Mr. Jadevaia, the convertible promissory note was convertible into shares of the Company’s common stock at a conversion price of $6,796.00 per share (subject to equitable adjustments for stock dividends, stock splits, recapitalizations and other similar events). The Company could have elected to force the conversion of the convertible promissory note if the Company’s common stock was trading at a price greater than or equal to $6,796.00 for ten consecutive trading days. This note was to be subordinated until the Senior Secured Convertible Notes issued to the JGB entities are paid in full.

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

On October 12, 2017, Mr. Jadevaia exchanged $5,430 principal amount of promissory notes into shares of the Company’s Series L preferred stock and assigned promissory notes in the principal amount of $400 to RDW Capital LLC.

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

MidMarket Warrants

The Company issued warrants to the lenders under a loan agreement in 2012. These warrants were outstanding as of June 30, 2018 and December 31, 2017.

The terms of the warrants issued in September 2012 originally provided, among other things, that the number of shares of common stock issuable upon exercise of such warrants amounted to 11.5% of the Company’s fully-diluted outstanding common stock and common stock equivalents, whether the common stock equivalents were fully vested and exercisable or not, and that the initial exercise price of such warrants was $1,600.00 per share of common stock, subject to adjustment. Pursuant to an amendment to the loan agreement, on March 22, 2013, the number of shares for which the warrants are exercisable was fixed at 586 shares. On September 17, 2012, when the warrants were issued, the Company recorded a derivative liability in the amount of $194. The amount was recorded as a debt discount and was being amortized over the original life of the related loans. The amount of the derivative liability was computed by using the Black-Scholes option pricing model, which is not materially different from a binomial lattice valuation methodology, to determine the value of the warrants issued. In accordance with ASC Topic 480, the warrants are classified as liabilities because there is a put feature that requires the Company to repurchase any shares of common stock issued upon exercise of the warrants. The derivative liability associated with this debt is revalued each reporting period and the increase or decrease is recorded to the consolidated statement of operations under the caption “change in fair value of derivative instruments.” At each reporting date, the Company performs an analysis of the fair value of the warrants using the binomial lattice pricing model and adjusts the fair value accordingly.

On September 17, 2016, the fourth anniversary date of the warrants, the Company failed to meet the minimum adjusted earnings before interest, taxes, depreciation and amortization provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2018.

On June 30, 2018 and December 31, 2017, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on that date, and determined the fair value was $0.

The fair value of the warrant derivative liability as of June 30, 2018 and December 31, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017

Fair value of Company’s common stock	$ 0.05	$ 0.27
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	255%	215%
Exercise price per share	$1,600.00 - $2,000.00	$1,600.00 - $2,000.00
Estimated life	0.2 years	0.7 years
Risk free interest rate (based on 1-year treasury rate)	1.93%	1.65%

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

On June 30, 2018 and December 31, 2017, the fair value of the conversion feature of the Forward Investments, LLC loans was $294 and $348, respectively, which was included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets. The change in fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain the unaudited condensed consolidated statement of operations of $30 and $54 for the three and six months ended June 30, 2018, respectively. The change in the fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain in the unaudited condensed consolidated statements of operations of $4 and $281 for the three and six months ended June 30, 2017, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018				December 31, 2017
Principal and interest amount	$1,393	$617	$1,271	$2,464	$1,810	$582	$1,270	$2,438

Conversion price per share	*	*	*	*	*	*	*	*
Risk free rate	2.63%	2.63%	1.93%	1.93%	2.00%	2.00%	1.39%	1.39%
Life of conversion feature (in years)	3.5	3.5	0.3	0.0	4.0	4.0	0.3	0.0
Volatility	167%	167%	354%	354%	142%	142%	195%	195%

*	The conversion price per share is equal to the lesser of $7.80 or 95% of VWAP on the conversion date.

Dominion Capital LLC August 6, 2015 Demand Promissory Note – Senior Convertible Note Embedded Features

On August 6, 2015, the Company entered into a senior convertible note agreement with the investor whereby the Company issued a promissory note in the original principal amount of $2,105, with interest accruing at the rate of 12% per annum, which matured on January 6, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $524 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a debt discount and related derivative liability. The debt discounts were being amortized over the life of the loan.

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

The fair value of the demand promissory note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

Dominion Capital LLC November 4, 2016 Exchange Agreement – Senior Convertible Debt Features

On November 4, 2016, the Company entered into an exchange agreement with the holder of the September 15, 2016 term promissory note. The principal amount was increased by $40, and the note became convertible into shares of the Company’s common stock. The note was convertible at the lower of (i) $40.00, or (ii) 75% of the lowest VWAP day for the 15 days prior to the conversion date (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On November 4, 2016, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $242 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of conversions, the balance outstanding on the promissory note was $0 as of June 30, 2018. The Company recorded a gain of $59 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2018. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $59. The Company recorded a loss of $151 on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017, and a loss of $474 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

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

Dominion Capital LLC January 31, 2017 – Senior Convertible Debt Features

On January 31, 2017, the Company entered into a senior convertible promissory note with Dominion Capital, LLC in the original principal amount of $70, with interest accruing at the rate of 6% per annum, which matures on January 31, 2018. The note is convertible at the lower of (i) $40.00 or (ii) 80% of the lowest VWAP in the 15 trading days prior to the conversion date (for additional detail refer to Note 8, Term Loans). The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On January 31, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $38 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of conversions, the balance outstanding on the promissory note was $0 as of June 30, 2018. The Company recorded a gain of $60 and $81, respectively, on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $81. The Company recorded a loss of $24 on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017, and a loss of $29 on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

The fair value of the senior convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2017
Principal amount and guaranteed interest	$74

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	1.28%
Life of conversion feature (in years)	0.08
Volatility	310%

*	The conversion price per share was equal to 70% of average daily VWAP for the fifteen trading days prior to the conversion date.

Smithline Senior Convertible Note Embedded Features

On August 6, 2015, the Company issued to Smithline a senior convertible note in the principal amount of $526, with interest accruing at the rate of 12% per annum, which matures on January 11, 2017. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On August 6, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $131 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a debt discount and related derivative liability. The debt discounts are being amortized over the life of the loan.

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

JGB (Cayman) Waltham Ltd. Senior Secured Convertible Debenture Features

On December 29, 2015, the Company entered into a securities purchase agreement with JGB Waltham whereby the Company issued to JGB Waltham, for gross proceeds of $7,500, a 10% original issue discount senior secured convertible debenture in the aggregate principal amount of $7,500. The Company evaluated the senior convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On December 29, 2015, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $1,479 related to the voluntary conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a debt discount and related derivative liability. The debt discounts were amortized over the life of the loan.

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

On June 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and determined the fair value to be $867 and $1,820, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended June 30, 2018 and 2017 as a gain and loss of $158 and $123, respectively. The Company recorded the change in fair value of the derivative liability for the six months ended June 30, 2018 and 2017 as a gain and loss of $953 and $2,408, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statements of operations.

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$1,607	$3,091

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.33%	1.76%
Life of conversion feature (in years)	0.92	1.41
Volatility	176%	201%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

On June 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $60 and $120, respectively. The Company recorded a loss and gain on fair value of derivative instruments of $5 and $55, respectively, for the three months ended June 30, 2018 and 2017. The Company recorded a gain and loss on fair value of derivative instruments of $60 and $124, respectively, for the six months ended June 30, 2018 and 2017, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$117	$294

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.39%
Life of conversion feature (in years)	0.00	0.00
Volatility	354%	195%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

The Company evaluated the senior secured convertible note’s settlement provisions and determined that the conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On February 18, 2016, the Company used a Monte Carlo simulation to value the settlement features and ascribed a value of $1,350 related to the conversion feature and fundamental transaction clauses and recorded these items on the consolidated balance sheets as a derivative liability. The debt discounts are being amortized over the life of the loan.

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

On June 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $6 and $7, respectively. The Company recorded the change in fair value of derivative instruments for the three months ended June 30, 2018 and 2017 as a gain and loss of $1 and $7, respectively. The Company recorded the change in fair value of derivative instruments for the six months ended June 30, 2018 and 2017 as a gain of $1 and $238, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statement of operations.

The fair value of the JGB (Cayman) Concord Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$11	$11

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.33%	1.76%
Life of conversion feature (in years)	0.92	1.41
Volatility	176%	201%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

On June 30, 2018 and December 31, 2017, the Company used a binomial lattice model to value the warrant derivative and determined the fair value to be $132 and $234, respectively. The Company recorded a gain on fair value of derivative instruments of $24 for the three months ended June 30, 2017 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $102 and $61, respectively, for the six months ended June 30, 2018 and 2017 on the unaudited condensed consolidated statement of operations.

On July 1, 2018, the expiration date was extended until September 30, 2018.

The fair value of the warrant derivative as of June 30, 2018 and December 31, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Fair value of Company’s common stock	$0.05	$0.27
Volatility	255%	201%
Exercise price	0.40	0.400
Estimated life (in years)	0.25	0.25
Risk free rate	1.93%	1.39%

RDW April 3, 2017 2.5% Convertible Promissory Note

On April 3, 2017, Scott Davis assigned 100% of his promissory note in the original principal amount of $250, reduced to $225 based on a $25 conversion into common stock, to RDW. This note was convertible at a price of $888.00 per share and was due on demand. As consideration for the assignment RDW paid Scott Davis $40. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $100 due April 3, 2018. This conversion price of the new note is equal to 75% of the average of the five lowest VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On April 25, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $39 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of the conversion of the outstanding principal balance during the year ended December 31, 2017 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of December 31, 2017.

RDW July 14, 2017 9.9% Convertible Promissory Note

On July 14, 2017, the Company issued a convertible promissory note to RDW in the principal amount of $155, which bore interest at the rate of 9.9% per annum, and had an original maturity date of July 14, 2018. The note was convertible at the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On July 14, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $126 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of the conversion of the outstanding principal balance during the six months ended June 30, 2018 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of June 30, 2018. The Company recorded a gain on fair value of derivative instruments of $64 for the six months ended June 30, 2018, on the unaudited condensed consolidated statement of operations.

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

Assignment of Tim Hannibal Note - RDW July 18, 2017 2.5% Convertible Promissory Note

On July 18, 2017, Tim Hannibal assigned 100% of his 8% convertible promissory note in the original principal amount of $1,215, due October 9, 2017, to RDW. This note was convertible into the Company’s common stock at a price of $2,548.00 per share. RDW then exchanged this original note for a new 2.5% convertible promissory note in the principal amount of $1,215 due July 18, 2018. The conversion price of the new note was equal to the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the seven trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On July 18, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $911 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

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

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company entered into a convertible promissory note with RDW in the principal amount of $155, which bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On September 27, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $122 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of conversions, the balance outstanding on the promissory note was $0 as of June 30, 2018. The Company recorded a gain of $131 and $108, respectively, on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $108.

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

RDW October 12, 2017 9.9% Convertible Promissory Note

On October 12, 2017, Frank Jadevaia, former owner of IPC, assigned $400 of his outstanding promissory notes to RDW. The new note is in the principal amount of $400, bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest VWAP over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On October 12, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $374 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On June 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $64 and $121, respectively. The Company recorded a gain on fair value of derivative instruments of $83 for the three months ended June 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $57 for the six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$47	$140

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.73%
Life of conversion feature (in years)	0.28	0.78
Volatility	338%	191%

*	The conversion price per share is equal to the lesser of $4.00 or 75% of the lowest VWAP over the twenty trading days prior to the date of conversion

RDW December 8, 2017 9.9% Convertible Promissory Note

On December 8, 2017, London Bay – VL Holding Company LLC assigned $600 of an outstanding promissory note to RDW. The new note is in the principal amount of $600, bears interest at the rate of 9.9% per annum, and matures on December 8, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 65% of the lowest VWAP over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On December 8, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $600 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On June 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $385 and $617, respectively. The Company recorded a gain on fair value of derivative instruments of $90 for the three months ended June 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $232 for the six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$244	$484

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.76%
Life of conversion feature (in years)	0.44	0.94
Volatility	347%	225%

*	The conversion price per share is equal to the lesser of $4.00 or 65% of the lowest VWAP over the twenty trading days prior to the date of conversion

London Bay – VL Holding Company LLC November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to London Bay – VL Holding Company LLC on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,003 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On November 17, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $282 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On June 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $286 and $190, respectively. The Company recorded a loss on fair value of derivative instruments of $59 for the three months ended June 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a loss on fair value of derivative instruments of $96 for the six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$1,483	$1,426

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.76%
Life of conversion feature (in years)	0.28	0.77
Volatility	338%	204%

*	The conversion price per share is equal to 95% of the average of the three lowest prices during the 5 days preceding conversion

WV VL Holding Corp November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to WV VL Holding Corp on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,005 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On November 17, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $282 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On June 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $407 and $271, respectively. The Company recorded a loss on fair value of derivative instruments of $84 for the three months ended June 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a loss on fair value of derivative instruments of $136 for the six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	June 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$2,110	$2,028

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	1.93%	1.76%
Life of conversion feature (in years)	0.28	0.77
Volatility	338%	204%

*	The conversion price per share is equal to 95% of the average of the three lowest prices during the 5 days preceding conversion

SCS LLC February 27, 2018 Convertible Promissory Note

On February 27, 2018, the Company issued a convertible promissory note to SCS, LLC. The note has a principal amount of $150, accrues interest at the rate of 12% per annum, and is due on February 27, 2019. The note is convertible into shares of the Company’s common stock at a conversion price per share equal to 80% of the average of the three (3) lowest VWAPs over the five (5) trading days prior to the conversion date. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On February 27, 2018, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $70 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On June 30, 2018, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $84. The Company recorded a loss on fair value of derivative instruments of $15 for the three months ended June 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a loss on fair value of derivative instruments of $14 for the six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations.

 The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2018
Principal amount and guaranteed interest	$156

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.11%
Life of conversion feature (in years)	0.66
Volatility	309%

*	The conversion price per share is equal to 80% of the average of the three lowest VWAPs during the 5 days preceding conversion

Pryor Cashman LLP Warrant

On February 23, 2018, the Company issued a warrant to purchase up to 5,000,000 shares of its common stock to Pryor Cashman LLP. The warrant expires on May 23, 2019 and is exercisable at a per share price equal to the lower of (i) $0.075 and (ii) 25% of the closing price of the Company’s common stock on the trading day immediately preceding the date of exercise. The Company evaluated the warrant’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On February 23, 2018, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $1,798 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On June 30, 2018, the Company used a Monte Carlo simulation to value the settlement features of the warrant and determined the fair value to be $226. The Company recorded a gain on fair value of derivative instruments of $168 for the three months ended June 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $1,572 for the six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the warrant derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

June 30, 2018
Fair value of Company’s common stock	$0.05
Volatility	304%
Exercise price	0.0120
Estimated life (in years)	0.90
Risk free rate	2.33%

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

On June 30, 2018, the Company used a Monte Carlo simulation to value the settlement features of the Series K, L, and M preferred stock and determined the fair values to be $13,593, $1,725, and $2,613, respectively. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the Series K, L, and M preferred stock and determined the fair values to be $14,247, $1,743, and $3,021, respectively. The Company recorded a loss and gain on fair value of derivative instruments of $431 and $654, respectively, for the three and six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations for the settlement features of the Series K preferred stock. The Company recorded a gain on fair value of derivative instruments of $18 for the six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations for the settlement features of the Series L preferred stock. The Company also recorded a gain on fair value of the Series M preferred stock liability of $122 and $171, respectively, for the three and six months ended June 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the embedded conversion features of the Series K and L preferred stock, as well as the fair value of the Series M preferred stock, at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	Series K Preferred Stock	Series L Preferred Stock	Series M Preferred Stock	Series K Preferred Stock	Series L Preferred Stock	Series M Preferred Stock
	June 30, 2018	June 30, 2018	June 30, 2018	December 31, 2017	December 31, 2017	December 31, 2017
Fair value of Company’s common stock	$0.05	$0.05	$0.05	$0.27	$0.27	$0.27
Volatility	156%	157%	156%	160%	160%	159%
Exercise price	3.00	3.00	3.00	3.00	3.00	3.00
Estimated life	4.37	4.29	4.42	4.86	4.78	4.92
Risk free interest rate (based on 1-year treasury rate)	2.56%	2.73%	2.73%	2.20%	2.20%	2.26%

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

The Company’s 2016 Federal corporation income tax return is currently under examination.

11. STOCKHOLDERS’ DEFICIT

Common Stock:

Issuance of shares pursuant to JGB Waltham senior secured convertible debenture

During January 2018, the Company issued an aggregate of 154,489 shares of common stock to JGB Waltham pursuant to conversion of $30 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.19 per share, per the terms of the debenture.

During February 2018, the Company issued an aggregate of 298,470 shares of common stock to JGB Waltham pursuant to conversion of $50 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.17 per share, per the terms of the debenture.

During March 2018, the Company issued an aggregate of 1,619,132 shares of common stock to JGB Waltham pursuant to conversion of $190 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.12 per share, per the terms of the debenture.

During May 2018, the Company issued an aggregate of 295,177 shares of common stock to JGB Waltham pursuant to conversion of $15 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.05 per share, per the terms of the debenture.

During June 2018, the Company issued an aggregate of 190,731 shares of common stock to JGB Waltham pursuant to conversion of $10 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.05 per share, per the terms of the debenture.

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

Issuance of shares pursuant to RDW September 27, 2017 convertible promissory note

During April 2018, the Company issued an aggregate of 463,822 shares of its common stock to RDW upon the conversion of $25 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During May 2018, the Company issued an aggregate of 1,393,548 shares of its common stock to RDW upon the conversion of $70 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During June 2018, the Company issued an aggregate of 1,264,199 shares of its common stock to RDW upon the conversion of $60 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW October 12, 2017 convertible promissory note

During June 2018, the Company issued an aggregate of 2,142,536 shares of its common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

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

During April 2018, the Company issued an aggregate of 1,000,000 shares of its common stock to RDW upon the conversion of $50 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During May 2018, the Company issued an aggregate of 697,674 shares of its common stock to RDW upon the conversion of $30 principal amount of a note outstanding. The shares were issued at an average of $0.04 per share, per the terms of the note payable.

During June 2018, the Company issued an aggregate of 697,674 shares of its common stock to RDW upon the conversion of $30 principal amount of a note outstanding. The shares were issued at an average of $0.04 per share, per the terms of the note payable.

Issuance of shares pursuant to Dominion Capital LLC November 4, 2016 promissory note

During February 2018, the Company issued an aggregate of 131,150 shares of its common stock to Dominion Capital LLC upon the conversion of $28 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.21 per share, per the terms of the notes payable.

During March 2018, the Company issued an aggregate of 367,324 shares of its common stock to Dominion Capital LLC upon the conversion of $50 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.14 per share, per the terms of the notes payable.

Issuance of shares pursuant to Dominion January 31, 2017 convertible promissory note

During March 2018, the Company issued an aggregate of 317,932 shares of its common stock to Dominion Capital LLC upon the conversion of $20 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.09 per share, per the terms of the note payable.

During April 2018, the Company issued an aggregate of 445,226 shares of its common stock to Dominion Capital LLC upon the conversion of $26 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.06 per share, per the terms of the note payable.

During May 2018, the Company issued an aggregate of 514,714 shares of its common stock to Dominion Capital LLC upon the conversion of $25 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

Issuance of shares pursuant to Forward Investments, LLC promissory notes

During May 2018, the Company issued an aggregate of 3,447,028 shares of its common stock to Forward Investments, LLC upon the conversion of $170 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During June 2018, the Company issued an aggregate of 6,692,370 shares of its common stock to Forward Investments, LLC upon the conversion of $280 principal amount of a note outstanding. The shares were issued at an average of $0.04 per share, per the terms of the note payable.

Issuance of shares pursuant to Form S-8 registration statement

During March 2018, the Company issued an aggregate of 100,000 shares of its common stock to Pryor Cashman LLP in satisfaction of fees owed totaling $16. The shares were issued at $0.16 per share.

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

During June 2018, the Company issued an aggregate of 1,220,000 shares of its common stock to Pryor Cashman LLP in satisfaction of fees owed totaling $107. The shares were issued at $0.09 per share.

Issuance of shares pursuant to the conversion of Series M preferred stock

During June 2018, the Company issued an aggregate of 4,207,794 shares of its common stock to two employees upon the conversion of 46 shares of the Company’s Series M preferred stock held by the employees. The shares were issued at an average of $0.12 per share.

Cancellation of shares

During May 2018, 7,621 shares of the Company’s common stock issued to former employees were cancelled.

12. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2018:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2018	16,858	$169.00
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2018	16,858	$169.00

Granted	-	-
Vested	-	-
Forfeited/Cancelled	(6,915)	178.31
Exercised	-	-
Outstanding at June 30, 2018	9,943	$162.52

For the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018, the Company did not incur stock compensation expense from the issuance of common stock to employees and consultants. For the six months ended June 30, 2017, the Company incurred $13 in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $33 and $490 in stock compensation expense on shares subject to vesting terms in previous periods during the three months ended June 30, 2018 and 2017, respectively. The Company recorded an additional $103 and $977 in stock compensation expense on shares subject to vesting terms in previous periods during the six months ended June 30, 2018 and 2017, respectively.

Options

There were no options granted during the six months ended June 30, 2018 or 2017.

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2018:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	417	$1,488.00	4.29	$-
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2018	417	$1,488.00	3.79	$-
Exercisable at June 30, 2018	417	$1,488.00	3.79	$-

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2018 and December 31, 2017 of $0.09 and $0.27, respectively.

13. RELATED PARTIES

At June 30, 2018 and December 31, 2017, the Company had outstanding the following loans due to related parties:

	June 30,	December 31,
	2018	2017

Receivables purchase agreement with Pascack Road, LLC, due on demand	$197	$75
Receivables purchase agreement with 1112 Third Avenue Corp, due on demand	197	-
	394	75
Less: current portion of debt	(394)	-
Long-term portion of notes payable, related parties	$-	$75

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended June 30, 2018 and 2017 was $0 and $212, respectively. The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the six months ended June 30, 2018 and 2017 was $0 and $316, respectively.

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

During the six months ended June 30, 2018, the Company received and remitted $78 of the receivables sold.

1112 Third Avenue Corp Receivables Purchase Agreement – January 3, 2018

On January 3, 2018, the Company entered into a receivables purchase agreement whereby the Company sold $275 of receivables to 1112 Third Avenue Corp in exchange for $275 in cash. The sale was unconditional, irrevocable, and without recourse to the Company.

During the six months ended June 30, 2018, the Company received and remitted $78 of the receivables sold.

Loans to Employees

During the year ended December 31, 2016, the Company issued loans to employees totaling $928. As of December 31, 2017, the Company had outstanding loans to four employees with total principal of $928. These loans are collateralized by shares of the Company’s common stock held by the employees. As of December 31, 2017, the value of the collateral was below the principal value. As a result, the Company recorded a reserve for the balance of $924 on the consolidated balance sheet as of December 31, 2017. As of June 30, 2018, the balance in loans to employees was $0.

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

Designation of Series K preferred stock

On November 10, 2017, the Board of Directors designated 3,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series K preferred stock. The Series K preferred stock has a stated value of $10,000 per share. The Series K preferred stock is convertible into common stock of the Company at the lower of $3.00 or 95% of the weighted average trading price for the five days prior to conversion. The Series K preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series K preferred stock. 1,512 shares of the Series K preferred stock were issued and outstanding as of June 30, 2018 and December 31, 2017.

Designation of Series L preferred stock

On October 12, 2017, the Board of Directors designated 1,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series L preferred stock. The Series L preferred stock has a stated value of $10,000 per share. The Series L preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. The Series L preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series L preferred stock. 227 shares of the Series L preferred stock were issued and outstanding as of June 30, 2018 and December 31, 2017.

Designation of Series M preferred stock

On December 1, 2017, the Board of Directors designated 500 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series M preferred stock. The Series M preferred stock has a stated value of $10,000 per share. The Series M preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. The Series M preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series M preferred stock. 340 and 386 shares of the Series M preferred stock were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

Conversions of Series M preferred stock

During the six months ended June 30, 2018, the holders of the Series M preferred stock converted 46 shares of Series M preferred stock into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further detail).

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

15. DISCONTINUED OPERATIONS

On January 31, 2017, the Company sold the Highwire division of ADEX. Under the terms of the sale, the Company received $4,000 in total proceeds and an additional working capital adjustment of approximately $400 that was paid in October 2017. The results of operations of Highwire have been included on the unaudited condensed consolidated statement of operations within the line item labelled loss on discontinued operations, net of tax for the six months ended June 30, 2017.

Effective April 1, 2017, the Company returned its interest in Nottingham, a former VIE of the Company. The assets and liabilities of Nottingham have been included within the consolidated balance sheets as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2017. The results of operations of Nottingham have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the six months ended June, 2017.

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

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000 (refer to Note 4, Notes Receivable, for further detail). $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. The assets and liabilities of the ADEX Entities have been included within the consolidated balance sheet as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2017. The results of operations of the ADEX Entities have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017 and the six months ended June 30, 2018 and 2017.

The following table shows the balance sheets of the Company’s discontinued operations as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017

Current assets:
Cash	$-	$305
Accounts receivable, net of allowances	-	5,628
Current assets of discontinued operations	$-	$5,933

Long-term Assets:
Property and equipment, net	$-	$6
Intangible assets, net	-	1,354
Other assets	-	8
Long-term assets of discontinued operations	$-	$1,368

Current liabilities:
Accrued trade payables	$2,942	$3,138
Accrued expenses	358	2,660
Current liabilities of discontinued operations	$3,300	$5,798

The following tables show the statements of operations of the Company’s discontinued operations for the three months ended June 30, 2017 and the six months ended June 30, 2018 and 2017.

For the three months ended June 30, 2017

Revenues	$7,445
Cost of revenue	6,003
Gross profit	1,442

Operating expenses:
Depreciation and amortization	217
Salaries and wages	1,081
Selling, general and administrative	720
Total operating expenses	2,018

Pre-tax loss from operations	(576)

Other income:
Gain on disposal of subsidiary	122
Total other income	122

Pre-tax loss on discontinued operations	(454)

Provision for income taxes	-

Loss on discontinued operations, net of tax	$(454)

	For the six months ended June 30,
	2018	2017

Revenues	$3,565	$15,908
Cost of revenue	3,153	12,572
Gross profit	412	3,336

Operating expenses:
Depreciation and amortization	33	471
Salaries and wages	261	2,684
Selling, general and administrative	124	1,664
Goodwill impairment charge	-	3,146
Intangible asset impairment charge	-	797
Total operating expenses	418	8,762

Pre-tax loss from operations	(6)	(5,426)

Other income (expenses):
Interest expense	-	(1)
Gain on disposal of subsidiary	(228)	817
Total other income	(228)	816

Pre-tax gain (loss) on discontinued operations	(234)	(4,610)

Provision for income taxes	-	-

Gain (loss) on discontinued operations, net of tax	$(234)	$(4,610)

16. SUBSEQUENT EVENTS

Assignment of Tim Hannibal Note – RDW July 6, 2018 8% Convertible Promissory Note

On July 6, 2018, Tim Hannibal assigned 100% of his 8% promissory note in the original principal amount of $300, which matured on January 9, 2018, to RDW. RDW then exchanged this original note for a new 8% convertible promissory note with a principal amount of $300 due November 27, 2018. The note is convertible at the lower of (i) $0.04 or (ii) 65% of the lowest VWAP in the 20 trading days prior to the conversion date. In addition, Tim Hannibal forgave all outstanding interest relating to the original note.

Order for Approval of Stipulation for Settlement of Claims - RAI Capital, LLC

RAI Capital, LLC (“RAI Capital”) purchased the right to collect the balance of an unpaid judgment against the Company by White Winston Select Asset Funds, LLC pursuant to a receivable purchase agreement. The amount initially owed to RAI Capital was $849, plus interest, fees, costs and expenses. The Company entered into a Stipulation for Settlement of Claims (the “Settlement”) with RAI Capital to settle the judgment claim in exchange for the issuance to RAI Capital of shares of common stock of the Company. The settlement was court approved under 25017(f)(3) of the California Corporations Code and Section 3(a)(10) of the Securities Act of 1933, as amended (“Securities Act”).

Forward Investments Promissory Note Conversions

During July 2018, the Company issued an aggregate of 15,270,749 shares of its common stock to Forward Investments upon conversion of $254 principal amount of promissory notes outstanding.

From August 1 through August 10, 2018, the Company issued an aggregate of 2,807,412 shares of its common stock to Forward Investments upon conversion of $25 principal amount of promissory notes outstanding.

RDW Promissory Note Conversions

During July 2018, the Company issued an aggregate of 8,638,853 shares of its common stock to RDW upon conversion of $146 of principal and accrued interest of promissory notes outstanding.

From August 1 through August 10, 2018, the Company issued an aggregate of 2,667,120 shares of its common stock to RDW upon conversion of $25 of principal and accrued interest of promissory notes outstanding.

JGB Waltham Promissory Note Conversions

During July 2018, the Company issued an aggregate of 2,785,198 shares of its common stock to JGB Waltham upon conversion of $50 of principal and accrued interest of a promissory note outstanding.

From August 1 through August 10, 2018, the Company issued an aggregate of 1,764,383 shares of its common stock to JGB Waltham upon conversion of $20 of principal and accrued interest of a promissory note outstanding.

Series M Preferred Stock Conversions

During July 2018, the Company issued an aggregate of 7,024,556 shares of its common stock to two employees upon the conversion of 24 shares of the Company’s Series M preferred stock held by the employees.

RAI Capital Conversions

During July 2018, the Company issued an aggregate of 2,790,000 shares of its common stock to RAI Capital upon the conversion of $41 of accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on April 17, 2018 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

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

Results of Continuing Operations – Three months ended June 30, 2018 and 2017

Revenues:

	Three months ended
	June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$1,457	$676	$781	116%

Revenues for the three-month period ended June 30, 2018 increased $0.8 million, or 116%, to $1.5 million, as compared to $.7 million for the corresponding period in 2017. The increase in revenues resulted primarily from RME and TNS accounting for an additional $0.5 million and $0.2 million of revenues, respectively, during the three months ended June 30, 2018, as compared to the same period of 2017. Additionally, SDNS accounted for $0.2 million of revenues during the three months ended June 30, 2018.

Cost of revenue and gross margin:

	Three months ended
	June 30,		Change
	2018	2017	Dollars	Percentage
Cost of revenue	$965	$490	$475	97%

Cost of revenue for the three-month periods ended June 30, 2018 and 2017 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The increase in cost of revenue of $0.5 million, or 97%, for the three-month period ended June 30, 2018 was primarily attributable to the increase in revenues as described above. Costs of revenue as a percentage of revenues was 66% for the three-month period ended June 30, 2018, as compared to 72% for the same period in 2017.

Our gross profit percentage was 34% for the three-month period ended June 30, 2018, as compared to 28% for the comparable period in 2017. The increase in gross profit percentage was primarily due to TNS having higher margins than the former AWS Entities, which were sold during the three months ended June 30, 2017

Salaries and wages:

	Three months ended
	June 30,		Change
	2018	2017	Dollars	Percentage
Salaries and wages	$834	$1,248	$(414)	-33%

For the three-month period ended June 30, 2018, salaries and wages decreased $0.4 million to $0.8 million as compared to approximately $1.2 million for the same period in 2017. The decrease resulted primarily from the disposals of certain subsidiaries during 2017, along with a reduction in our corporate personnel. Salaries and wages were 57% and 185% of revenue in the three-month period ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative:

	Three months ended
	June 30,		Change
	2018	2017	Dollars	Percentage
Selling, general and administrative	$590	$1,437	$(847)	-59%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $0.8 million, or 59%, to $0.6 million in the three-month period ended June 30, 2018, as compared to $1.4 million in the comparable period of 2017. The decrease was a result of our focus on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses decreased to 40% of revenues in the three-month period ended June 30, 2018, from 213% in the comparable period in 2017.

Interest Expense:

Interest expense for the three-month periods ended June 30, 2018 and 2017 was $0.5 million and $1.3 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the three months ended June 30, 2018 compared to the same period of 2017.

Loss from operations

During the three months ended June 30, 2018, loss from operations was $1.0 million, compared to a loss from operations of $3.3 million during the same period of 2017. The decrease in loss from operations was a result of the decrease in operating expenses of $2.0 million, which was a result of our cost cutting efforts, along with an increase in gross profit of $0.3 million.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $2.9 million for the three-month period ended June 30, 2018, as compared to net loss attributable to common stockholders of $12.0 million for the three months ended June 30, 2017. The decrease in net loss was primarily due to a loss on disposal of subsidiary of $5.9 million during the three months ended June 30, 2017, along with non-cash losses related to our derivative instruments of $1.1 million during the three months ended June 30, 2017. Additionally, interest expense was $0.5 million during the three months ended June 30, 2018, as compared to $1.3 million for the three months ended June 30, 2017, and operating expenses decreased $2.0 million during the three months ended June 30, 2018 as compared to the same period of 2017. These decreases were offset by loss on extinguishment of debt of $1.4 million during the three months ended June 30, 2018, as compared to a gain on extinguishment of debt of $0.1 million during the three months ended June 30, 2017.

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

Results of Continuing Operations – Six months ended June 30, 2018 and 2017

Revenues:

	Six months ended
	June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$6,222	$6,163	$59	1%

Revenues for the six-month period ended June 30, 2018 remained consistent with the corresponding period in 2016, increasing $0.1 million, or 1%. TNS and RME accounted for an additional $1.8 million and $0.8 million of revenues, respectively, during the six months ended June 30, 2018, as compared to the same period of 2017. Additionally, SDNS accounted for $0.2 million of revenues during the six months ended June 30, 2018. These increases were offset by the sale of the AWS Entities during the six months ended June 30, 2017, during which the AWS Entities accounted for $2.7 million of revenues.

Cost of revenue and gross margin:

	Six months ended
	June 30,		Change
	2018	2017	Dollars	Percentage
Cost of revenue	$3,948	$4,504	$(556)	-12%

Cost of revenue for the six-month periods ended June 30, 2018 and 2017 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $0.6 million, or 12%, for the six-month period ended June 30, 2018 was primarily attributable to sale of the AWS Entities during the 6 months ended June 30, 2017. Costs of revenue as a percentage of revenues was 63% for the six-month period ended June 30, 2018, as compared to 73% for the same period in 2017.

Our gross profit percentage was 37% for the six-month period ended June 30, 2018, as compared to 27% for the comparable period in 2017. The increase in gross profit percentage was primarily due to TNS having higher margins than the former AWS Entities, which were sold during the six months ended June 30, 2017.

Salaries and wages:

	Six months ended
	June 30,		Change
	2018	2017	Dollars	Percentage
Salaries and wages	$1,563	$2,920	$(1,357)	-46%

For the six-month period ended June 30, 2018, salaries and wages decreased $1.4 million to $1.5 million as compared to approximately $2.9 million for the same period in 2017. The decrease resulted primarily from the disposals of certain subsidiaries during 2017, along with a reduction in our corporate personnel. Salaries and wages were 25% and 47% of revenue in the six-month period ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative:

	Six months ended
	June 30,		Change
	2018	2017	Dollars	Percentage
Selling, general and administrative	$1,425	$3,464	$(2,039)	-59%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $2.0 million, or 59%, to $1.4 million in the six-month period ended June 30, 2018, as compared to $3.4 million in the comparable period of 2017. The decrease was a result of our focus on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses decreased to 23% of revenues in the six-month period ended June 30, 2018, from 56% in the comparable period in 2017.

Interest Expense:

Interest expense for the six-month periods ended June 30, 2018 and 2017 was $0.9 million and $5.6 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the six months ended June 30, 2018 compared to the same period of 2017.

Loss from operations

During the six months ended June 30, 2018, loss from operations was $0.8 million, compared to a loss from operations of $5.7 million during the same period of 2017. The decrease in loss from operations was a result of the decrease in operating expenses of $4.3 million, which was a result of our cost cutting efforts, along with an increase in gross profit of $0.6 million.

Net Loss Attributable to our Common Stockholders.

Net loss attributable to our common stockholders was $0.0 million for six-month period ended June 30, 2018, as compared to net loss attributable to common stockholders of $26.3 million for the six months ended June 30, 2017. The change was primarily due to a loss on disposal of subsidiary of $6.0 million during the six months ended June 30, 2017, along with non-cash gains related to our derivative instruments of $4.2 million during the six months ended June 30, 2018, as compared to non-cash losses related to our derivative instruments of $3.5 million during the six months ended June 30, 2017. Additionally, interest expense was $0.9 million during the six months ended June 30, 2018, as compared to $5.6 million for the six months ended June 30, 2017, and operating expenses decreased $4.3 million during the six months ended June 30, 2018 as compared to the same period of 2017.

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

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months, and as a result there is substantial doubt about our ability to continue as a going concern. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the three and six months ended June 30, 2018, we generated gross profits from operations, but we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At June 30, 2018, we had a working capital deficit of $18.5 million, as compared to a working capital deficit of $20.5 million at December 31, 2017.

Within the next 12 months, we have obligations relating to the payment of indebtedness on term loans and notes to related parties of $9.4 million and $0.4 million, respectively.

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

As of June 30, 2018, we had cash of $0.5 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Six months ended
	June 30,
(dollars amounts in thousands)	2018	2017

Net cash provided by (used in) operating activities	(1,760)	$(2,366)
Net cash provided by investing activities	2,926	5,343
Net cash provided by (used in) financing activities	(1,036)	(4,360)

Net cash used in operating activities for the six months ended June 30, 2018 was $1.8 million, which included the net loss for the period of $0.0 million. The net income was offset by gains on the fair value of derivative liabilities of $4.2 million.

Net cash provided by investing activities for the six months ended June 30, 2018 was $2.9 million. This consisted primarily of cash and restricted cash received from the sale of the ADEX Entities of $1.9 million and $0.9 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2018 was $1.0 million. This consisted primarily of $0.9 million of term loan related repayments from proceeds of the sale of the ADEX Entities and repayments of term loans of $0.5 million. These changes were partially offset by proceeds from related party loans of $0.5 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is not recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is not accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, after our liquidity position improves, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017, except as set forth below.

As reported in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017, we are a party to the following purported breach of contract action:

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

This matter was set on the court’s non-jury trial docket but was never set for trial. In June 2018, the parties agreed, with the court’s permission, that there are no factual issues in dispute and that this case may be decided on the filing of renewed summary judgment motions followed by a summary judgment hearing. In their renewed summary judgment motion, the plaintiffs alleged that their conversion rights are worth approximately $25 million. The final summary judgment hearing is scheduled on August 29, 2018. The Company intends to continue to vigorously defend this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2018, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

During April 2018, we issued an aggregate of 445,226 shares of common stock to Dominion Capital LLC upon the conversion of $26 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.06 per share, per the terms of the note payable.

During April 2018, we issued an aggregate of 463,822 shares of common stock to RDW upon the conversion of $25 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During April 2018, we issued an aggregate of 1,000,000 shares of common stock to RDW upon the conversion of $50 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During May 2018, we issued an aggregate of 514,714 shares of common stock to Dominion Capital LLC upon the conversion of $25 of principal and accrued interest of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During May 2018, we issued an aggregate of 3,447,028 shares of common stock to Forward Investments, LLC upon the conversion of $170 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During May 2018, we issued an aggregate of 295,177 shares of common stock to JGB Waltham pursuant to conversion of $15 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During May 2018, we issued an aggregate of 697,674 shares of common stock to RDW upon the conversion of $30 principal amount of a note outstanding. The shares were issued at an average of $0.04 per share, per the terms of the note payable.

During May 2018, we issued an aggregate of 1,393,548 shares of common stock to RDW upon the conversion of $70 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During June 2018, we issued an aggregate of 6,692,370 shares of common stock to Forward Investments, LLC upon the conversion of $280 principal amount of a note outstanding. The shares were issued at an average of $0.04 per share, per the terms of the note payable.

During June 2018, we issued an aggregate of 190,731 shares of common stock to JGB Waltham pursuant to conversion of $10 principal amount related to the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During June 2018, we issued an aggregate of 2,142,536 shares of common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During June 2018, we issued an aggregate of 697,674 shares of common stock to RDW upon the conversion of $30 principal amount of a note outstanding. The shares were issued at an average of $0.04 per share, per the terms of the note payable.

During June 2018, we issued an aggregate of 1,264,199 shares of common stock to RDW upon the conversion of $60 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During June 2018, we issued an aggregate of 1,220,000 shares of common stock to Pryor Cashman LLP in satisfaction of fees owed totaling $107. The shares were issues at $0.09 per share.

During June 2018, we issued an aggregate of 4,207,794 shares of common stock to two employees upon the conversion of 46 shares of our Series M preferred stock held by the employees. The shares were issued at an average of $0.12 per share.

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

INTERCLOUD SYSTEMS, INC.

August 14, 2018	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan, Chief Accounting Officer, Principal Financial Officer and Principal Accounting Officer

