Form 10-Q
period 2018-09-30
INTERCLOUD SYSTEMS, INC.
filed 2018-11-19
CIK 1128725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 454,294,847 shares of common stock were issued and outstanding as of November 16, 2018.

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

 iii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

Current Assets:
Cash	$159	$376
Accounts receivable, net of allowances of $11	370	647
Notes receivable, net of reserves of $0 and $924, respectively	7,143	3,617
Other current assets	1,005	2,724
Current assets of discontinued operations	-	5,933
Total current assets	8,677	13,297

Property and equipment, net	104	38
Customer lists, net	825	991
Tradenames, net	314	314
Cost method investment	-	340
Other assets	8	108
Non-current assets of discontinued operations	-	1,368
Total assets	$9,928	$16,456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$3,856	$4,524
Accrued expenses	5,209	5,676
Deferred revenue	867	3,209
Income taxes payable	59	15
Bank debt, current portion	216	114
Notes payable, related parties	368	75
Derivative financial instruments	2,144	3,379
Term loans, current portion, net of debt discount	7,572	11,013
Current liabilities of discontinued operations	3,284	5,798
Total current liabilities	23,575	33,803

Long-term Liabilities:
Deferred income taxes	56	239
Series M Preferred Stock; $0.0001 par value; 500 shares authorized; 309 and 386 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	3,021
Term loans, net of current portion, net of debt discount	-	1,058
Derivative financial instruments	17,131	16,651
Total long-term liabilities	17,187	20,969

Total Liabilities	40,762	54,772

Commitments and Contingencies

Series K Preferred Stock; $0.0001 par value; 3,000 shares authorized; 1,512 issued and outstanding as of September 30 2018 and December 31, 2017	735	735
Series L Preferred Stock; $0.0001 par value; 1,000 shares authorized; 227 and 227 issued and 182 and 227 outstanding as of September 30, 2018 and December 31, 2017, respectively	121	152
Series M Preferred Stock; $0.0001 par value; 500 shares authorized; 309 and 386 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Total temporary equity	856	887

Stockholders' Deficit:
Series J Preferred Stock; $0.0001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 214,379,677 and 9,338,286 issued and 214,379,339 and 9,337,948 outstanding as of September 30, 2018 and December 31, 2017, respectively	21	2
Common stock warrants, no par	37	37
Treasury stock, at cost - 338 shares as of September 30, 2018 and December 31, 2017	(2)	(2)
Additional paid-in capital	160,711	154,628
Accumulated deficit	(191,812)	(193,319)
Total InterCloud Systems, Inc. stockholders' deficit	(31,045)	(38,654)
Non-controlling interest	(645)	(549)
Total stockholders' deficit	(31,690)	(39,203)

Total liabilities and stockholders’ deficit	$9,928	$16,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	1,437	3,169	7,659	9,332

Operating expenses:
Cost of revenue	869	1,953	4,817	6,457
Depreciation and amortization	73	48	203	283
Salaries and wages	606	1,536	2,169	4,456
Selling, general and administrative	677	750	2,102	4,214
Goodwill impairment charge	-	-	-	621
Intangible asset impairment charge	-	-	-	162
Total operating expenses	2,225	4,287	9,291	16,193

Loss from operations	(788)	(1,118)	(1,632)	(6,861)

Other income (expenses):
Change in fair value of derivative instruments	1,908	3,194	6,127	(351)
Change in fair value of Series M preferred stock	-	-	171	-
Interest expense	(188)	(1,795)	(1,117)	(7,352)
Loss on extinguishment of debt, net	(349)	(4,414)	(2,255)	(5,468)
Loss on disposal of subsidiary	-	-	-	(6,043)
Other income (expense)	852	(1,350)	213	(1,471)
Total other income (expense)	2,223	(4,365)	3,139	(20,685)

Income (loss) from continuing operations before income taxes	1,435	(5,483)	1,507	(27,546)

Provision for (benefit from) income taxes	15	(31)	(138)	(389)

Net income (loss) from continuing operations	1,420	(5,452)	1,645	(27,157)

Loss on discontinued operations, net of tax	-	(77)	(234)	(4,687)

Net income (loss)	1,420	(5,529)	1,411	(31,844)

Net loss attributable to non-controlling interest	95	31	96	166

Net income (loss) attributable to InterCloud Systems, Inc. common stockholders	$1,515	$(5,498)	$1,507	$(31,678)

Basic net income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income (loss) from continuing operations	$0.01	$(1.26)	$0.03	$(18.74)
Net loss on discontinued operations, net of taxes	$-	$(0.02)	$(0.01)	$(2.77)
Net income (loss) per share	$0.01	$(1.28)	$0.02	$(21.51)

Diluted net loss per share attributable to InterCloud Systems, Inc. common stockholders:
Net loss from continuing operations	$(0.00)	$(1.26)	$(0.00)	$(18.74)
Net loss on discontinued operations, net of taxes	$-	$(0.02)	$(0.00)	$(2.77)
Net loss per share	$(0.00)	$(1.28)	$(0.00)	$(21.51)

Basic weighted average common shares outstanding	115,333,855	4,360,495	49,918,495	1,690,699
Diluted weighted average common shares outstanding	6,674,442,901	4,360,495	7,933,253,535	1,690,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Common Stock Warrants		Series J Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated	Non- Controlling
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Total

Ending balance, December 31, 2017	9,337,948	$2	33,977	$37	1,000	$-	338	$(2)	$154,628	$(193,319)	$(549)	$(39,203)

Issuance of common stock to JGB (Cayman) Waltham Ltd.	7,711,553	1	-	-	-	-	-	-	574	-	-	575
Issuance of common stock to RDW Capital, LLC	43,422,587	4	-	-	-	-	-	-	1,796	-	-	1,800
Issuance of common stock to Dominion Capital, LLC	1,776,346	-	-	-	-	-	-	-	428	-	-	428
Issuance of common stock to Forward Investments, LLC	101,806,393	10	-	-	-	-	-	-	2,091	-	-	2,101
Issuance of common stock to Pryor Cashman LLP	4,100,000	-	-	-	-	-	-	-	151	-	-	151
Issuance of common stock to Dealy Silberstein & Braverman, LLP	200,000	-	-	-	-	-	-	-	29	-	-	29
Issuance of common stock to Bellridge Capital, L.P	4,095,563	-	-	-	-	-	-	-	27	-	-	27
Issuance of common stock to RAI Capital, LLC	20,744,000	2	-	-	-	-	-	-	154	-	-	156
Issuance of common stock to Sichenzia Ross Ference Kesner LLP	681,818	-	-	-	-	-	-	-	99	-	-	99
Issuance of common stock to employees pursuant to the conversions of Series M preferred stock	11,232,350	1	-	-	-	-	-	-	527	-	-	528
Issuance of common stock to a third party pursuant to the conversions of Series M preferred stock	9,278,402	1	-	-	-	-	-	-	70	-	-	71
Stock compensation expense	-	-	-	-	-	-	-	-	107	-	-	107
Cancellation of 20% of the issued shares of Series L preferred stock	-	-	-	-	-	-	-	-	30	-	-	30
Cancellation of shares issued to former employees	(7,621)	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	1,507	(96)	1,411

Ending balance, September 30, 2018	214,379,339	$21	33,977	$37	1,000	$-	338	$(2)	$160,711	$(191,812)	$(645)	$(31,690)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the nine months ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,412	$(31,844)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	6	4,687
Depreciation and amortization	203	283
Amortization of debt discount and deferred debt issuance costs	217	4,598
Stock compensation for services	106	1,828
Change in fair value of derivative instruments	(6,127)	351
Deferred income taxes	(183)	(464)
Loss on extinguishment of debt	2,255	5,468
Change in fair value of Series M preferred stock	(171)	-
Loss on disposal of subsidiary	-	6,043
Provision for bad debts	-	(10)
Issuance of shares to non-employees for services	-	12
Goodwill impairment charge	-	621
Intangible asset impairment charge	-	162
Changes in operating assets and liabilities:
Accounts receivable	1,971	15
Other assets	354	(1,403)
Accounts payable and accrued expenses	(188)	5,315
Income taxes	44	40
Deferred revenue	(2,342)	527
Net cash used in operating activities of continuing operations	(2,443)	(3,771)
Net cash provided by operating activities of discontinued operations	341	2,699
Net cash used in operating activities	(2,102)	(1,072)

Cash flows from investing activities:
Cash received from the sale of the ADEX Entities	1,850	-
Restricted cash received from the sale of the ADEX Entities	900	-
Proceeds from assignment of loan receivable	238	-
Purchases of equipment	(103)	(24)
Issuance of notes receivable	-	(201)
Cash proceeds from sale of Highwire	-	4,000
Cash proceeds from sale of SDNE	-	1,134
Net cash paid upon disposal of the AWS Entities	-	(105)
Net cash paid upon the disposal of Nottingham	-	(8)
Net cash provided by (used in) investing activities of continuing operations	2,885	4,796
Net cash provided by investing activities of discontinued operations	-	(5)
Net cash provided by investing activities	2,885	4,791

Cash flows from financing activities:
Proceeds from bank borrowings	796	15
Repayments of bank borrowings	(694)	(5)
Proceeds from term loans	25	380
Debt issuance costs on new term loans	-	(50)
Repayment of term loans	(511)	(916)
Proceeds from related party loans	475	-
Repayments of related party loans	(182)	-
Term loan-related repayments from proceeds of sale of the ADEX Entities	(909)	-
Term loan-related repayments from proceeds of sale of Highwire	-	(3,625)
Repayments of receivables purchase agreements	-	(480)
Cancellations of shares issued for interest	-	(1)
Net cash used in financing activities	(1,000)	(4,682)

Net decrease in cash	(217)	(963)

Cash, beginning of period	376	1,790

Cash, end of period	$159	$827

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$189
Cash paid for income taxes	$2	$42

Non-cash investing and financing activities:
Issuance of shares of common stock pursuant to conversion of debt	$4,444	$13,886
Addition to debt discount	$70	$2,387
Conversion of accounts payable into term loan	$150	$-
Issuance of shares of common stock pursuant to S-8 registration statement	$279	$-
Issuance of shares of common stock pursuant to conversion of Series M preferred stock	$600	$-
Issuance of shares of common stock pursuant to conversions of a settlement agreement	$156	$-
Repayments of term loans and accrued interest using restricted cash received from the sale of the ADEX Entities	$900	$-
Issuance of shares of Series J preferred stock pursuant to conversion of related-party debt	$-	$4,917

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

In June 2016, the Company made a loan to SDN Systems, LLC (“SDNS”). The loan is convertible into a 90% ownership stake in SDNS. The Company is the primary source of capital for SDNS. The Company evaluated the investment in SDNS at both September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, the criteria for a VIE were met. As such, the operations of SDNS have been included in the Company’s consolidated statement of accounts.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on April 17, 2018.

Basis of Presentation

The unaudited condensed consolidated financial statements have been presented on a comparative basis. During the period from January 1, 2017 through September 30, 2018, the Company disposed of four subsidiaries, the results of which are included within discontinued operations for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017. The Company retrospectively updated the unaudited condensed consolidated financial statements as of December 31, 2017 and for the three and nine months ended September 30, 2017 to match the presentation on the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

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

Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. Additional considerations include the following:

Contract with customers (606-10-50-4)

All the Company’s recognized revenues are derived from contract with customers. The Company does not have other sources of revenue.

The Company does not have any contract assets. While the Company does incur credit losses on its receivables from customers that loss has not been significant historically.

Disaggregation of revenues (606-10-50-5 to 7)

The Company operated in one reportable segment, applications and infrastructure, during the period ended September 30, 2018. The Company is not aware of any disaggregated revenue disclosures presented outside of its financial statements or used by users of the Company’s financial statements.

Applications and infrastructure service revenue is derived from contracted services to provide technical engineering services along with contracting services to commercial and governmental customers. The Company’s contracts provide that payment for the Company’s services may be based on either (i) direct labor hours at fixed hourly rates or (ii) fixed-price contracts. The services provided under the contracts are generally provided within one month. Occasionally, the services may be provided over a period of up to six months. The Company’s applications and infrastructure segment sometimes requires customers to provide a deposit prior to beginning work on a project. When this occurs, the deposit is recorded as deferred revenue and is recognized in revenue upon completion of the project.

Contract balances (606-10-50-8 to 11)

The Company does not have contract assets. It has accounts receivables and contract liabilities (deferred revenues), which are separately presented on the face of its balance sheet.

The Company performs its obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration, or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services.

A portion of the timing of payment for contracts with customers for application and infrastructure products and services is typically upfront (deposit). The Company recognizes revenues for such contracts upon completion. Therefore, deferred revenue is created when we receive deposits and is derecognized when it has no remaining performance obligations (upon completion of the project).

The only changes in the Company’s contract liabilities between measurement dates are the recognition of revenues included in the contract liability and deposits received from customers. No significant changes, such as those resulting from business combination, cumulative catch-up adjustments, impairment of a contract asset, or changes to time frames for a right to consideration to become unconditional or performance obligation to be satisfied occurred.

Performance Obligations (606-10-50-12 to 16)

The Company satisfies its obligations upon completion of service. There is a deposit due upfront, before commencement of work, and the remaining balance is generally due within 30 days of completion of service. The nature of the goods and services that the Company promised to transfer consists generally of infrastructure projects (e.g., cabling). The Company does not provide warranties except for warranties extended by the original manufacturer of the goods and does not offer any rights, refunds, or similar obligations.

The Company does not recognize revenues in a reporting period from performance obligations satisfied in previous months.

Transaction prices allocated to the remaining performance obligations (606-10-50-14)

As disclosed in its notes to the financial statements, the Company’s performance obligation has an original expected duration of less than a year.

The Company has fixed consideration in its contracts with customers.

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

This matter was set on the court’s non-jury trial docket but was never set for trial. In June 2018, the parties agreed, with the court’s permission, that there are no factual issues in dispute and that this case may be decided on the filing of renewed summary judgment motions followed by a summary judgment hearing. In their renewed summary judgment motion, the plaintiffs alleged that their conversion rights are worth approximately $25 million. The final summary judgment hearing was held on August 29, 2018. The case is pending with the court on joint motions for summary judgement. The Company intends to continue to vigorously defend this lawsuit.

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

Partial common shares includable in the computation of fully-diluted per share results are not presented for the three and nine months ended September 30, 2017 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

The following sets forth the computation of diluted EPS for the three and nine months ended September 30, 2018.

	Three months ended September 30, 2018
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,515	115,333,855	$0.01
Change in fair value of derivative instruments	(902)	-	-
Loss on extinguishment of debt	(2,930)	-	-
Interest expense and debt discounts related to convertible instruments	159	-	-
Dilutive shares related to convertible preferred stock	-	3,752,448,031	-
Dilutive shares related to convertible promissory notes	-	2,535,985,760	-
Dilutive shares related to settlement agreements	-	265,937,144	-
Dilutive shares related to warrants	-	4,738,111	-
Dilutive EPS	$(2,158)	6,674,442,901	$(0.00)

	Nine months ended September 30, 2018
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,507	49,918,495	$0.14
Change in fair value of derivative instruments	(4,182)	-	-
Loss on extinguishment of debt	(2,930)	-	-
Interest expense and debt discounts related to convertible instruments	818	-	-
Dilutive shares related to convertible preferred stock	-	4,586,999,918	-
Dilutive shares related to convertible promissory notes	-	2,981,053,409	-
Dilutive shares related to settlement agreements	-	310,309,212	-
Dilutive shares related to warrants	-	4,972,501	-
Dilutive EPS	$(4,787)	7,933,253,535	$(0.00)

Diluted Earnings per Share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. As of September 30, 2018, the Company’s common stock equivalents included 3,033,270,203 shares that could be converted based on outstanding debt, 5,062,788,181 shares that could be converted based on certain convertible preferred stock, 5,033,339 shares related to outstanding warrants, 315,515,089 shares related to an outstanding settlement agreement, and 417 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. As of September 30, 2017, the Company’s common stock equivalents included 480,899 shares that could be converted based on outstanding debt, 458,760 shares related to outstanding warrants, and 417 shares related to outstanding options that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Potential common shares includable in the computation of fully-diluted per share results are not presented for the three and nine months ended September 30, 2017 in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of September 30, 2018 and December 31, 2017, was estimated at $10,456 and $12,034, respectively. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of the debt. The level of the debt would be considered as Level 2.

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

The fair value of the Company’s financial instruments carried at fair value at September 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2018
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$2,001
Current derivative features related to warrant derivatives	-	-	143
Long-term derivative features related to preferred stock	-	-	17,131

Total liabilities at fair value	$-	$-	$19,275

	December 31, 2017
Liabilities:
Current derivative features related to convertible debentures	$-	$-	$3,145
Current derivative features related to warrant derivatives	-	-	234
Long-term derivative features related to convertible debentures	-	-	661
Long-term derivative features related to preferred stock	-	-	15,990
Fair value of Series M preferred stock	-	-	3,021

Total liabilities at fair value	$-	$-	$23,051

The changes in Level 3 financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2018 were as follows:

Amount
Balance as of December 31, 2017	$23,051
Change in fair value of derivative features related to convertible debentures	(910)
Change in fair value of warrant derivatives	(1,506)
Change in fair value of preferred stock derivatives	(1,103)
Change in fair value of Series M preferred stock	(49)
Fair value of derivative feature related to SCS LLC term loan	70
Fair value of derivative feature related to Pryor Cashman LLP warrant	1,798
Adjustment of derivative liability upon conversion of debt	(123)

Balance as of March 31, 2018	$21,228

Change in fair value of derivative features related to convertible debentures	(199)
Change in fair value of warrant derivatives	(168)
Change in fair value of preferred stock derivatives	431
Change in fair value of Series M preferred stock	(122)
Adjustment of derivative liability upon conversion of debt	(191)
Adjustment of Series M preferred stock liability upon conversion into common stock	(237)

Balance as of June 30, 2018	$20,742

Change in fair value of derivative features related to convertible debentures	(966)
Change in fair value of warrant derivatives	(214)
Change in fair value of preferred stock derivatives	(273)
Change in fair value of receivables purchase agreement derivative	(46)
Fair value of derivative feature related to BOU Trust term loan	48
Fair value of derivative feature related to RDW term loan	228
Fair value of derivative feature related to RAI receivables purchase agreement	283
Adjustment of preferred stock derivatives based on Series L preffered stock amendment	(301)
Adjustment of preferred stock derivatives based on Series M preffered stock amendment	12
Adjustment of Series M preferred stock derivative upon conversion into common stock	(238)

Balance as of September 30, 2018	$19,275

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company’s management believes that the Company will continue to incur losses for the immediate future. For the three and nine months ended September 30, 2018, the Company was unable to achieve positive cash flow from operations. The Company’s management expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the three and nine months ended September 30, 2018 and the year ended December 31, 2017, the Company suffered recurring losses from operations. At September 30, 2018 and December 31, 2017, the Company had a stockholders’ deficit of $31,690 and $39,203, respectively. At September 30, 2018, the Company had a working capital deficit of approximately $14,898, as compared to a working capital deficit of approximately $20,506 at December 31, 2017. The increase of $5,608 in the Company’s working capital from December 31, 2017 to September 30, 2018 was primarily the result of an increase in notes receivable, net of reserves, of $3,526, a decrease in the current liabilities of discontinued operations of $2,514, a decrease in the current portion of term loans net of debt discount of $3,441, and a decrease in deferred revenue of $2,342. These changes were partially offset by a decrease in the current assets of discontinued operations of $5,933.

On or prior to November 30, 2019, the Company has obligations relating to the payment of indebtedness on term loans and notes to related parties of $7,488 and $368, respectively. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to November 30, 2019 from earnings from operations, the sale of certain operating assets or businesses and from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through November 30, 2019. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

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

3. DISPOSALS OF SUBSIDIARIES

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000 (refer to Note 4, Notes Receivable, for further detail). $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. The remaining $250 is now due on demand. $1,000 of the $2,500 in cash received at closing was applied to the repayment of the Company’s indebtedness to JGB Concord, with an additional $900 in cash placed in an escrow account controlled by JGB Concord. This cash was to be released to the Company if certain conditions were met. On August 30, 2018, JGB Concord notified the Company that the $900 of cash was being applied to the Company’s outstanding note payable (refer to Note 8, Term Loans, for further detail).

As a result of the sale, the operations of the ADEX Entities are included in discontinued operations as of September 30, 2018 and December 31, 2017, and for the periods ending September 30, 2018 and 2017 (refer to Note 15, Discontinued Operations, for further detail).

4. NOTES RECEIVABLE

Loans receivable as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Loans to employees, net of reserves of $924, due December 2018	$-	$4
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., matured April 2018	$3,998	$3,613
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., due March 2019	$2,240	$-
Fair value of convertible loan receivable from Spectrum Global Solutions, Inc., due August 2019	905	-
Loans receivable	$7,143	$3,617

Loans to employees

Loans to employees bore interest at rates between 2% and 3% per annum. As of December 31, 2017, the value of the collateral was below the value of the outstanding loans to employees. As a result, the Company recorded a reserve of $924 on the balance of loans to employees as of December 31, 2017. As of September 30, 2018, the balance in loans to employees was $0.

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

On September 30, 2018 and December 31, 2017, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $1,684 and $1,650, respectively, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $2,314 and $1,963, respectively. The total fair value of $3,998 and $3,613 was included in notes receivable on the unaudited condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively. The Company recorded the change in fair value as a gain of $679 and $318, respectively, on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2018 and 2017. The Company recorded the change in fair value as a gain of $633 and $544, respectively, on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018 and 2017.

On April 25, 2018 the note matured and is now due on demand.

The fair value of the note receivable as of September 30, 2018 and December 31, 2017 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$1,860	$2,005

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.19%	1.39%
Life of conversion feature (in years)	0.00	0.32
Volatility	272%	272%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date.

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

On September 30, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $2,049, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $191. The total fair value of $2,240 was included in notes receivable on the unaudited condensed consolidated balance sheet as of September 30, 2018. The Company recorded the change in fair value as a gain of $215 and $576, respectively, on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

The fair value of the note receivable as of September 30, 2018 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2018
Principal amount and guaranteed interest	$1,997

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.36%
Life of conversion feature (in years)	0.49
Volatility	313%

*	The conversion price per share is equal to 75% of the lowest VWAP during the fifteen trading days immediately prior to the conversion date, with a floor of $0.005 per share.

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

On September 30, 2018, the Company used the discounted cash flow method to value the straight debt portion of the convertible note and determined the fair value to be $569, and used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $336. The total fair value of $905 was included in notes receivable on the unaudited condensed consolidated balance sheet as of September 30, 2018. The Company recorded the change in fair value as a gain of $77 and $111, respectively, on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

The fair value of the working capital note receivable as of September 30, 2018 was calculated using the discounted cash flow method and a Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2018
Principal amount and guaranteed interest	$799

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.33%
Life of conversion feature (in years)	0.88
Volatility	174%

*	The conversion price per share is equal to 80% of the lowest VWAP during the five trading days immediately prior to the conversion date.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Vehicles	$749	$646
Computers and Office Equipment	93	93
Equipment	170	170
Total	1,012	909
Less accumulated depreciation	(908)	(871)

Property and equipment, net	$104	$38

Depreciation expense for the three months ended September 30, 2018 and 2017 was $17 and $7, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $37 and $53, respectively.

6. INTANGIBLE ASSETS

Intangible Assets

The following table summarizes the Company’s intangible assets as of September 30, 2018 and December 31, 2017:

		September 30, 2018
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization
Customer relationship and lists	7-10 yrs	$991	$-	$(166)	$-	$-	$825	$(1,349)
Trade names	Indefinite	314	-	-	-	-	314	-

Total intangible assets		$1,305	$-	$(166)	$-	$-	$1,139	$(1,283)

		December 31, 2017
	Estimated Useful Life	Beginning Net Book Value	Additions	Amortization	Impairment Charge	Disposals	Ending Net Book Value	Accumulated Amortization
Customer relationship and lists	7-10 yrs	$3,238	$-	$(277)	$(69)	$(1,901)	$991	$(1,183)
URL’s	Indefinite	5	-		(5)	-	-	-
Trade names	Indefinite	1,410	-	-	(165)	(931)	314	-

Total intangible assets		$4,653	$-	$(277)	$(239)	$(2,832)	$1,305	$(1,183)

Amortization expense related to the identifiable intangible assets was $56 and $40 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to the identifiable intangible assets was $166 and $230 for the nine months ended September 30, 2018 and 2017, respectively

7. BANK DEBT

Bank debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Two lines of credit, monthly principal and interest, ranging from $0 to $1, average interest of 14.2%, guaranteed personally by principal shareholders of acquired companies, maturing July 2019	$211	$103
Equipment finance agreement, monthly principal of $1, maturing February 2020	5	11
	$216	$114
Less: Current portion of bank debt	(216)	(114)

Long-term portion of bank debt	$-	$-

The interest expense associated with the bank debt during the three months ended September 30, 2018 and 2017 amounted to $8 and $4, respectively. The interest expense associated with the bank debt during the nine months ended September 30, 2018 and 2017 amounted to $18 and $12, respectively. There are no financial covenants associated with the bank debt.

8. TERM LOANS

Term loans as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Former owners of RM Leasing, unsecured, non-interest bearing, due on demand	$2	$2

London Bay - VL Holding Company, LLC convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	1,403	1,403

WV VL Holding Corp convertible promissory note, unsecured, 0% and 8.8% interest, respectively, maturing in October 2018	2,005	2,005

Senior secured convertible debenture, JGB (Cayman) Waltham Ltd., bearing interest of 4.67%, maturing in May 2019	601	3,091

Senior secured convertible note, JGB (Cayman) Concord Ltd., bearing interest at 4.67%, maturing in May 2019	11	11

Senior secured note, JGB (Cayman) Waltham Ltd., bearing interest at 4.67%, maturing in May 2019	105	294

6% senior convertible term promissory note, unsecured, Dominion Capital, matured on January 31, 2018, net of debt discount of $0 and $1, respectively	-	69

12% senior convertible note, unsecured, Dominion Capital, matured in November 2017	-	75

Promissory note issued to Trinity Hall, 3% interest, unsecured, matured in January 2018	500	500

9.9% convertible promissory note, RDW Capital LLC. July 14, 2017 Note, maturing on July 14, 2018, net of debt discount of $0 and $74, respectively	-	81

9.9% convertible promissory note, RDW Capital LLC. September 27, 2017 Note, maturing on September 27, 2018, net of debt discount of $0 and $91, respectively	-	64

9.9% convertible promissory note, RDW Capital LLC. October 12, 2017 Note, maturing on October 12, 2018	-	133

9.9% convertible promissory note, RDW Capital LLC. December 8, 2017 Note, maturing on December 8, 2018	190	480

9.9% convertible promissory note, RDW Capital LLC. July 6, 2018 Note, maturing on November 27, 2018	125	-

Promissory notes issued to Forward Investments, LLC, between 2% and 10% interest, matured on July 1, 2016, unsecured	527	1,421

Promissory notes issued to Forward Investments, LLC, 3% interest, matured on January 1, 2018, unsecured	1,607	1,752

Promissory notes issued to Forward Investments, LLC, 6.5% interest, matured on July 1, 2016, unsecured	390	390

Promissory note to Tim Hannibal, 8% interest, matured on January 9, 2018, unsecured	-	300

Promissory note issued to Bellridge Capital, L.P., 12% interest, due on February 27, 2019, unsecured, net of debt discount of $24	102	-

Promissory note issued to BOU Trust, 8% interest, due on August 17, 2019, unsecured, net of debt discount of $27	4	-
	7,572	12,071
Less: Current portion of term loans	(7,572)	(11,013)

Long-term portion term loans, net of debt discount	$-	$1,058

The interest expense, including amortization of debt discounts, associated with the term loans payable during the three months ended September 30, 2018 and 2017 amounted to $180 and $1,547, respectively. The interest expense, including amortization of debt discounts, associated with the term loans payable during the nine months ended September 30, 2018 and 2017 amounted to $1,088 and $6,918, respectively.

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

London Bay – VL Holding Company LLC November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to London Bay – VL Holding Company LLC on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,003 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the amended note). The Company accounted for the amendment according to ASC Topic 470-50. As a result of the amendment, the Company recorded a loss on extinguishment of debt of $282 for the year ended December 31, 2017.

On December 8, 2017, the holder of the amended note assigned $600 of principal to RDW Capital LLC (refer to the “RDW December 8, 2017 9.9% Convertible Promissory Note” section of this note for further detail).

During the nine months ended September 30, 2018, the investor who holds the amended note did not convert any principal or accrued interest into shares of the Company’s common stock.

WV VL Holding Corp November 17, 2017 Amendment

On November 17, 2017, the Company amended a convertible promissory note originally issued to WV VL Holding Corp on October 9, 2014. The amendment extended the maturity date to October 9, 2018. The amended note is in the principal amount of $2,005 and does not accrue interest. The note is convertible at 95% of the average of the three lowest prices during the 5 days preceding conversion (refer to Note 12, Derivative Instruments, for further detail on the derivative features associated with the amended note). The Company accounted for the amendment according to ASC Topic 470-50. As a result of the amendment, the Company recorded a loss on extinguishment of debt of $462 for the year ended December 31, 2017.

During the nine months ended September 30, 2018, the investor who holds the amended note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the nine months ended September 30, 2018, the holder of the November 4, 2016 promissory note converted $78 of principal and accrued interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the balance of the note was $0 as of September 30, 2018. The Company recorded a loss on extinguishment of debt of $169 in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the holder of the November 4, 2016 promissory note converted $390 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $329 in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

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

During the nine months ended September 30, 2018, the holder of the January 31, 2017 promissory note converted $70 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the balance of the note was $0 as of September 30, 2018. The Company recorded a loss on extinguishment of debt of $182 in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the holder of the January 31, 2017 promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

The Company accounted for the amended conversion price in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt related to the JGB Waltham debenture and the JGB Waltham 2.7 Note of $2,149 and $35, respectively, on the consolidated statement of operations for the year ended December 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

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

The Company accounted for the assignment of debt in accordance with ASC Topic 470-50. Because of the extinguishment, the Company recorded a loss on extinguishment of debt of $4,725 on the consolidated statement of operations for the year ended December 31, 2017. In addition, the Company re-valued the derivative features (refer to Note 9, Derivative Instruments, for additional information on this transaction).

During the year ended December 31, 2017, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $932 and $224, respectively. Of the $224 of interest paid, $18 was from proceeds of the sale of the Company’s Highwire division.

During the nine months ended September 30, 2018, the Company made cash payments for principal and interest on the JGB Waltham December Debenture of $2,120 and $66, respectively. Of the $2,120 of principal paid, $888 was from restricted cash proceeds of the sale of the ADEX Entities. Of the $66 of interest paid, $12 was from restricted cash proceeds of the sale of the ADEX Entities.

During the year ended December 31, 2017, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $298 and $20, respectively. Of the $20 of interest paid, $2 was from proceeds of the sale of the Company’s Highwire division.

During the nine months ended September 30, 2018, the Company made cash payments for principal and interest on the JGB Waltham 2.7 Note of $189 and $2, respectively.

During the nine months ended September 30, 2018, JGB Waltham converted $371 of principal and accrued interest into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $9 and $203, respectively, in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018. During the year ended December 31, 2017, JGB Waltham converted $511 of principal and accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $636 in the consolidated statement of operations for the year ended December 31, 2017.

Principal of $601 and $3,091 related to the JGB Waltham December Debenture remained outstanding as of September 30, 2018 and December 31, 2017, respectively. Principal of $105 and $294 related to the JGB Waltham 2.7 Note remained outstanding as of September 30, 2018 and December 31, 2017, respectively

JGB (Cayman) Concord Ltd. Senior Secured Convertible Note

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

During the nine months ended September 30, 2018, JGB Concord did not convert any principal or accrued interest into shares of the Company’s common stock. During the year ended December 31, 2017, JGB Concord converted $1,053 of principal and accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $1,279 to the consolidated statement of operations for the year ended December 31, 2017.

Principal of $11 related to the JGB Concord February Debenture remained outstanding as of September 30, 2018 and December 31, 2017.

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

During the nine months ended September 30, 2018, the investor who held the 9.9% promissory note converted $155 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the outstanding principal balance as of September 30, 2018 was $0. The Company recorded a loss on extinguishment of debt of $237 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. During the year ended December 31, 2017, the investor who held the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the nine months ended September 30, 2018, the investor who held the 9.9% promissory note converted $155 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the outstanding principal balance as of September 30, 2018 was $0. The Company recorded a loss on extinguishment of debt of $179 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. During the year ended December 31, 2017, the investor who holds the 9.9% promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

RDW October 12, 2017 9.9% Convertible Promissory Note

On October 12, 2017, Frank Jadevaia, former owner of IPC, assigned $400 of his outstanding promissory notes to RDW. The new note is in the principal amount of $400, bears interest at the rate of 9.9% per annum, and matures on September 27, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 75% of the lowest VWAP over the twenty trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW October 12. 2017 9.9% convertible note). The Company accounted for the extinguishment according to ASC Topic 470-50. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $308 for the year ended December 31, 2017.

During the nine months ended September 30, 2018, the investor who holds the October 12, 2017 9.9% promissory note converted $133 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). The Company recorded a loss on extinguishment of debt of $7 and $63, respectively, to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018. During the year ended December 31, 2017, the investor who holds the October 12, 2017 9.9% promissory note converted $267 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $114 to the consolidated statement of operations for the year ended December 31, 2017.

RDW December 8, 2017 9.9% Convertible Promissory Note

On December 8, 2017, London Bay – VL Holding Company LLC assigned $600 of an outstanding promissory note to RDW. The new note is in the principal amount of $600, bears interest at the rate of 9.9% per annum, and matures on December 8, 2018. The note is convertible at the lower of (i) $4.00 or (ii) 65% of the lowest VWAP over the twenty trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the RDW December 8. 2017 9.9% convertible note). The Company accounted for the extinguishment according to ASC Topic 470-50. As a result of the extinguishment, the Company recorded a loss on extinguishment of debt of $803 for the year ended December 31, 2017.

During the nine months ended September 30, 2018, the investor who holds the December 8, 2017 9.9% promissory note converted $290 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $20 and $264, respectively, to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018. During the year ended December 31, 2017, the investor who holds the December 8, 2017 9.9% promissory note converted $120 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $203 to the consolidated statement of operations for the year ended December 31, 2017.

Tim Hannibal 8% Promissory Note

On November 9, 2017, the Company issued an unsecured promissory note to Tim Hannibal in the principal amount of $300, which bore interest at the rate of 8% per annum, and matured on January 9, 2018.

On July 6, 2018, Tim Hannibal assigned 100% of his 8% promissory note to RDW. See “Assignment of Tim Hannibal Note – RDW July 6, 2018 8% Convertible Promissory Note” below for further detail.

Assignment of Tim Hannibal Note – RDW July 6, 2018 8% Convertible Promissory Note

On July 6, 2018, Tim Hannibal assigned 100% of his 8% promissory note in the original principal amount of $300, which matured on January 9, 2018, to RDW. RDW then exchanged this original note for a new 8% convertible promissory note with a principal amount of $300 due November 27, 2018. The note is convertible at the lower of (i) $0.04 or (ii) 65% of the lowest VWAP in the 20 trading days prior to the conversion date (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the July 6, 2018 convertible promissory note). In addition, Tim Hannibal forgave all outstanding interest relating to the original note. As a result, the Company recorded a gain on extinguishment of debt of $15 for the three and nine months ended September 30, 2018 to the unaudited condensed consolidated statement of operations.

During the nine months ended September 30, 2018, the investor who holds the July 6, 2018 8% promissory note converted $175 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $124 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

SCS, LLC 12% Convertible Promissory Note

On February 27, 2018, the Company issued a convertible promissory note to SCS, LLC. The note had a principal amount of $150, accrued interest at the rate of 12% per annum, and was due on February 27, 2019. The note was convertible into shares of the Company’s common stock at a conversion price per share equal to 80% of the average of the three (3) lowest VWAPs over the five (5) trading days prior to the conversion date (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the SCS LLC convertible promissory note).

On July 6, 2018, SCS, LLC assigned 100% of its 12% promissory note in the original amount of $150. See “Bellridge Capital, L.P. Assignment Agreement” for further detail.

Bellridge Capital, L.P Assignment Agreement

On August 20, 2018, SCS LLC assigned 100% of its 12% promissory note in the original principal amount of $150, due February 27, 2019, to Bellridge Capital. The note is convertible into shares of the Company’s common stock at a conversion price per share equal to 80% of the average of the three (3) lowest VWAPs over the five (5) trading days prior to the conversion date (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the Bellridge Capital, L.P. convertible promissory note).

During the nine months ended September 30, 2018, Bellridge Capital converted $24 of principal into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $3 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

BOU Trust 8% Convertible Promissory Note

On August 17, 2018, the Company issued a convertible promissory note to BOU Trust. The note has a principal amount of $31, bears interest at the rate of 8% per annum, and is due on August 17, 2019. The note is convertible at the lower of (i) $0.04 or (ii) 55% of the lowest VWAP over the twenty trading days prior to the date of conversion (refer to Note 9, Derivative Instruments, for further detail on the derivative features associated with the BOU Trust 8% convertible promissory note).

During the nine months ended September 30, 2018, the investor who holds the 8% convertible promissory note did not convert any principal or accrued interest into shares of the Company’s common stock.

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

During the nine months ended September 30, 2018, Forward Investments, LLC converted $1,040 aggregate principal amount of promissory notes into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $339 and $1,062, respectively, to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018. During the year ended December 31, 2017, Forward Investments, LLC converted $5,435 aggregate principal amount of promissory notes into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on extinguishment of debt of $530 to the consolidated statement of operations for the year ended December 31, 2017.

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

On October 12, 2017, Mr. Jadevaia exchanged $5,430 held in promissory notes into shares of the Company’s Series L preferred stock and assigned promissory notes in the principal amount of $400 to RDW (refer to Note 14, Preferred Stock, for further detail).

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

MidMarket Warrants

The Company issued warrants to the lenders under the MidMarket Loan Agreement in 2012. These warrants were outstanding as of September 30, 2018 and December 31, 2017.

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

On September 17, 2018, the sixth anniversary date of the warrants, the Company failed to meet the minimum adjusted earnings before interest, taxes, depreciation and amortization provisions set forth within the original warrant agreement. As such, the expiration date of the warrants was extended to September 17, 2019.

On September 30, 2018 and December 31, 2017, the Company used a binomial lattice pricing model to determine the fair value of the derivative liability of the warrants on that date, and determined the fair value was $0.

The fair value of the warrant derivative liability as of September 30, 2018 and December 31, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017

Fair value of Company’s common stock	$0.003	$0.27
Volatility (closing prices of 3-4 comparable public companies, including the Company’s historical volatility)	176%	215%
Exercise price per share	$1,600.00 - $2,000.00	$1,600.00 - $2,000.00
Estimated life	1 year	0.7 years
Risk free interest rate (based on 1-year treasury rate)	2.59%	1.65%

Forward Investments, LLC Convertible Feature

During the years ended December 31, 2012, 2013 and 2014, Forward Investments LLC made convertible loans to the Company for working capital purposes in the various amounts totaling $6,475. The fair value of the embedded conversion feature at the date of issuance was $8,860. The Company recorded a debt discount of $6,475 and a loss on debt discount of $2,385. The debt discount is being amortized over the life of the loans. The Company used a Monte Carlo simulation on the date of issuance to determine the fair value of the embedded conversion feature.

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

On September 30, 2018 and December 31, 2017, the fair value of the conversion feature of the Forward Investments, LLC loans was $278 and $348, respectively, which was included in derivative financial instrument at estimated fair value on the unaudited condensed consolidated balance sheets. The change in fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain the unaudited condensed consolidated statement of operations of $16 and $70 for the three and nine months ended September 30, 2018, respectively. The change in the fair value of the Forward Investments, LLC derivative liabilities was recorded as a gain in the unaudited condensed consolidated statements of operations of $125 and $406 for the three and nine months ended September 30, 2017, respectively.

The fair value of the Forward Investments, LLC derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018				December 31, 2017
Principal and interest amount	$1,210	$634	$1,272	$2,088	$1,810	$582	$1,270	$2,438

Conversion price per share	*	*	*	*	*	*	*	*
Risk free rate	2.88%	2.88%	2.19%	2.19%	2.00%	2.00%	1.39%	1.39%
Life of conversion feature (in years)	3.3	3.3	0.3	0.3	4.0	4.0	0.3	0.0
Volatility	174%	174%	199%	199%	142%	142%	195%	195%

*	The conversion price per share is equal to the lesser of $7.80 or 95% of VWAP on the conversion date.

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

As a result of conversions discussed in Note 8, Term Loans, the balance outstanding on the promissory note was $0 as of September 30, 2018. The Company recorded a gain of $59 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $59. The Company recorded a gain of $473 on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2017, and a loss of $1 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

As a result of conversions, the balance outstanding on the promissory note was $0 as of September 30, 2018. The Company recorded a gain of $81 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $81. The Company recorded a gain of $3 on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2017, and a loss of $26 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

As a result of conversions, the balance outstanding on the promissory note was $0 as of September 30, 0218 and December 31, 2017. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2017 as a gain of $43. The Company recorded the change in fair value of the derivative liability for the nine months ended September 30, 2017 as a loss of $7.

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

On September 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible notes issued to JGB Waltham and determined the fair value to be $380 and $1,820, respectively. The Company recorded the change in the fair value of the derivative liability for the three months ended September 30, 2018 and 2017 as a gain of $487 and $474, respectively. The Company recorded the change in fair value of the derivative liability for the nine months ended September 30, 2018 and 2017 as a gain and loss of $1,440 and $1,934, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statements of operations.

The fair value of the JGB (Cayman) Waltham Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$616	$3,091

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.36%	1.76%
Life of conversion feature (in years)	0.67	1.41
Volatility	219%	201%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

On September 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement feature of the 2.7 Note and determined the fair value to be $42 and $120, respectively. The Company recorded a gain on fair value of derivative instruments of $18 and $42 for the three months ended September 30, 2018 and 2017, respectively. The Company recorded a gain and loss on fair value of derivative instruments of $78 and $82 for the nine months ended September 30, 2018 and 2017, respectively, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded on the unaudited condensed consolidated statement of operations.

The fair value of the JGB Waltham derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$107	$294

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.19%	1.39%
Life of conversion feature (in years)	0.25	0.00
Volatility	199%	195%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

On September 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior secured convertible notes and determined the fair value to be $7 and $7, respectively. The Company recorded the change in fair value of derivative instruments for the three months ended September 30, 2018 and 2017 as a loss and gain of $1 and $152, respectively. The Company did not record a gain or loss on the change in fair value of derivative instruments for the nine months ended September 30, 2018. The Company recorded the change in fair value of derivative instruments for the nine months ended September 30, 2017 as a gain of $390, which includes all extinguishment accounting for the periods in accordance with ASC Topic 470-50. These changes were recorded in the unaudited condensed consolidated statement of operations.

The fair value of the JGB (Cayman) Concord Ltd. derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$11	$11

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.36%	1.76%
Life of conversion feature (in years)	0.67	1.41
Volatility	219%	201%

*	The conversion price per share is equal to the lesser of $4.00 or 80% of VWAP on the conversion date.

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

On September 30, 2018 and December 31, 2017, the Company used a binomial lattice model to value the warrant derivative and determined the fair value to be $132 and $234, respectively. The Company did not record a gain or loss on change in fair value of derivative instruments for the three months ended September 30, 2018. The Company recorded a loss on change in fair value of derivative instruments of $54 for the three months ended September 30, 2017 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on change in fair value of derivative instruments of $102 and $7, respectively, for the nine months ended September 30, 2018 and 2017 on the unaudited condensed consolidated statement of operations.

On September 30, 2018, the expiration date was extended until December 31, 2018.

The fair value of the warrant derivative as of September 30, 2018 and December 31, 2017 was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Fair value of Company’s common stock	$0.003	$0.27
Volatility	347%	201%
Exercise price	0.40	0.400
Estimated life (in years)	0.25	0.25
Risk free rate	2.19%	1.39%

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

As a result of the conversion of the outstanding principal balance during the year ended December 31, 2017 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of September 30, 2018 and December 31, 2017. The Company recorded a gain of $39 on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

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

As a result of the conversion of the outstanding principal balance during the nine months ended September 30, 2018 (refer to Note 8, Term Loans, for further detail), the fair value of the corresponding derivative liability was $0 as of September 30, 2018. The Company recorded a gain on fair value of derivative instruments of $64 for the nine months ended September 30, 2018, on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $53 for the three and nine months ended September 30, 2017 on the unaudited condensed consolidated statement of operations.

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

RDW September 27, 2017 9.9% Convertible Promissory Note

On September 27, 2017, the Company entered into a convertible promissory note with RDW in the principal amount of $155, which bore interest at the rate of 9.9% per annum, and had an original maturity date of September 27, 2018. The note was convertible at the lower of (i) $4.00 or (ii) 75% of the average of the lowest five VWAPS over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On September 27, 2017, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $122 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

As a result of conversions discussed in Note 8, Term Loans, the balance outstanding on the promissory note was $0 as of September 30, 2018. The Company recorded a gain of $108 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the senior convertible note and determined the fair value to be $108.

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

On September 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $11 and $121, respectively. The Company recorded a gain on fair value of derivative instruments of $53 for the three months ended September 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $110 for the nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$14	$140

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.19%	1.73%
Life of conversion feature (in years)	0.03	0.78
Volatility	199%	191%

*	The conversion price per share is equal to the lesser of $4.00 or 75% of the lowest VWAP over the twenty trading days prior to the date of conversion

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

On September 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $257 and $617, respectively. The Company recorded a gain on fair value of derivative instruments of $128 for the three months ended September 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $360 for the nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$214	$484

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.19%	1.76%
Life of conversion feature (in years)	0.19	0.94
Volatility	205%	225%

*	The conversion price per share is equal to the lesser of $4.00 or 65% of the lowest VWAP over the twenty trading days prior to the date of conversion

RDW July 6, 2018 8% Convertible Promissory Note

On July 6, 2018, Tim Hannibal assigned 100% of his 8% promissory note in the original principal amount of $300, which matured on January 9, 2018, to RDW. RDW then exchanged this original note for a new 8% convertible promissory note with a principal amount of $300 due November 27, 2018. The note is convertible at the lower of (i) $0.04 or (ii) 65% of the lowest VWAP in the 20 trading days prior to the conversion date. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On July 6, 2018, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $228 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On September 30, 2018, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $184. The Company recorded a gain on fair value of derivative instruments of $44 for the three and nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

 The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2018
Principal amount and guaranteed interest	$154

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.12%
Life of conversion feature (in years)	0.16
Volatility	187%

*	The conversion price per share is equal to the lesser of $0.04 or 55% of the lowest VWAP over the twenty trading days prior to the date of conversion

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

On September 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $200 and $190, respectively. The Company recorded a gain on fair value of derivative instruments of $86 for the three months ended September 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a loss on fair value of derivative instruments of $10 for the nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$1,513	$1,426

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.19%	1.76%
Life of conversion feature (in years)	0.02	0.77
Volatility	199%	204%

*	The conversion price per share is equal to 95% of the average of the three lowest prices during the 5 days preceding conversion

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

On September 30, 2018 and December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $284 and $271, respectively. The Company recorded a gain on fair value of derivative instruments of $123 for the three months ended September 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a loss on fair value of derivative instruments of $13 for the nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	September 30, 2018	December 31, 2017
Principal amount and guaranteed interest	$2,153	$2,028

Conversion price per share	*	*
Conversion trigger price per share	None	None
Risk free rate	2.19%	1.76%
Life of conversion feature (in years)	0.02	0.77
Volatility	199%	204%

*	The conversion price per share is equal to 95% of the average of the three lowest prices during the 5 days preceding conversion

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

On July 6, 2018, SCS, LLC assigned 100% of its 12% promissory note in the original amount of $150 to Bellridge Capital, L.P. The Company recorded a loss on fair value of derivative of $14 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018.

Bellridge Capital, L.P Assignment Agreement

On August 20, 2018, SCS LLC assigned 100% of its 12% promissory note in the original principal amount of $150, due February 27, 2019, to Bellridge Capital. The note is convertible into shares of the Company’s common stock at a conversion price per share equal to 80% of the average of the three (3) lowest VWAPs over the five (5) trading days prior to the conversion date. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On August 20, 2018, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $84 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On September 30, 2018, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $70. The Company recorded a gain on fair value of derivative instruments of $14 for the three and nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2018
Principal amount and guaranteed interest	$132

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.36%
Life of conversion feature (in years)	0.41
Volatility	302%

*	The conversion price per share is equal to 80% of the average of the three lowest VWAPs during the 5 days preceding conversion

BOU Trust 8% Convertible Promissory Note

On August 17, 2018, the Company issued a convertible promissory note to BOU Trust. The note has a principal amount of $31, bears interest at the rate of 8% per annum, and is due on August 17, 2019. The note is convertible at the lower of (i) $0.04 or (ii) 55% of the lowest VWAP over the twenty trading days prior to the date of conversion. The Company evaluated the convertible note’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On August 17, 2018, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $48 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On September 30, 2018, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $51. The Company recorded a loss on fair value of derivative instruments of $3 for the three and nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

 The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2018
Principal amount and guaranteed interest	$31

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.59%
Life of conversion feature (in years)	0.88
Volatility	210%

*	The conversion price per share is equal to the lesser of $0.04 or 55% of the lowest VWAP over the twenty trading days prior to the date of conversion

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

On September 30, 2018, the Company used a binomial lattice model to value the settlement features of the warrant and determined the fair value to be $12. The Company recorded a gain on fair value of derivative instruments of $214 for the three months ended September 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on fair value of derivative instruments of $1,786 for the nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

The fair value of the warrant derivative at the measurement date was calculated using a binomial lattice pricing model with the following factors, assumptions and methodologies:

September 30, 2018
Fair value of Company’s common stock	$0.003
Volatility	176%
Exercise price	0.00075
Estimated life (in years)	0.64
Risk free rate	2.59%

RAI Capital, LLC Settlement Agreement

On July 17, 2018, RAI Capital, LLC (“RAI Capital”) purchased the right to collect the balance of an unpaid judgment against the Company by White Winston Select Asset Funds, LLC pursuant to a receivable purchase agreement. The amount initially owed to RAI Capital was $849, plus interest, fees, costs and expenses. The Company entered into a Stipulation for Settlement of Claims (the “Settlement”) with RAI Capital to settle the judgment claim in exchange for the issuance to RAI Capital of shares of common stock of the Company. The settlement was court approved under 25017(f)(3) of the California Corporations Code and Section 3(a)(10) of the Securities Act of 1933, as amended (“Securities Act”). The conversion price per share is equal to 75% of the VWAP on the date of conversion.

During the nine months ended September 30, 2018, RAI Capital converted $139 of accrued expenses into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further information). As a result of these conversions, the Company recorded a loss on extinguishment of debt of $16 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

The Company evaluated the settlement agreement’s settlement provisions and determined that the voluntary conversion feature and fundamental transaction clauses met the criteria to be classified as embedded derivatives as set forth in ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities from Equity. On July 17, 2018, the Company used a Monte Carlo simulation to value the settlement features. The Company ascribed a value of $283 related to the conversion feature and recorded this item on the consolidated balance sheets as a derivative liability.

On September 30, 2018, the Company used a Monte Carlo simulation to value the settlement features of the convertible note and determined the fair value to be $237. The Company recorded a gain on fair value of derivative instruments of $46 for the three and nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations.

 The fair value of the convertible note derivative at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

September 30, 2018
Principal amount and guaranteed interest	$710

Conversion price per share	*
Conversion trigger price per share	None
Risk free rate	2.59%
Life of conversion feature (in years)	0.91
Volatility	209%

*	The conversion price per share is equal to 75% of the VWAP on the date of conversion

Series K, L, and M Preferred Stock Embedded Conversion Features

On October 12, 2017, the Company issued 227 shares of the Company’s Series L preferred stock pursuant to an exchange of promissory notes (refer to Note 14, Preferred Stock, for further detail). The Series L preferred stock was originally convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion

On November 10, 2017, the Company issued 1,512 shares of the Company’s Series K preferred stock pursuant to an exchange of promissory notes (refer to Note 14, Preferred Stock, for further detail). The Series K preferred stock is convertible into common stock of the Company at the lower of $3.00 or 95% of the weighted average trading price for the five days prior to conversion.

On December 1, 2017, the Company issued 386 shares of the Company’s Series M preferred stock pursuant to an exchange of warrants (refer to Note 14, Preferred Stock, for further detail). The Series M preferred stock was originally convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company classified the Series M preferred stock as a liability.

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

On July 3, 2018, the Company amended its Certificate of Designation for its Series M preferred stock (refer to Note 14, Preferred Stock, for further detail). Per the amended Certificate of Designation, the conversion price was changed to the greater of $0.01 or 105% of the average closing VWAP price for the 5 days immediately preceding the conversion date. In accordance with ASC Topic 470-50, the Company treated the amendment as a debt extinguishment. The Company used a Monte Carlo simulation to value the settlement features as of July 3, 2018. The Series M preferred stock was ascribed a value of $2,625. The Company recorded a loss on extinguishment of debt of $130 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018. Post amendment, the instrument is no longer predominantly an obligation to issue a variable number of shares for a fixed monetary amount and thus the instrument as a whole is no longer classified as a liability. However, due to the variable conversion feature, the Company cannot assert it would have sufficient authorized, but unissued shares to settle all future conversion requests and as such the embedded conversion option has been bifurcated and classified as a derivative liability and the host instrument is deemed to be conditionally redeemable, and, accordingly is classified as temporary equity in the unaudited condensed consolidated balance sheet as of September 30, 2018.

On July 17, 2018, the Company amended its Certificate of Designation for its Series L preferred stock (refer to Note 14, Preferred Stock, for further detail). Per the amended Certificate of Designation, the conversion price was changed to the greater of $0.01 or a 35% discount to the lowest VWAP for the 5 trading days immediately preceding the conversion date. The Company treated the amendment as a debt extinguishment. The Company used a Monte Carlo simulation to value the settlement features as of July 17, 2018. The Series L preferred stock settlement features were ascribed a value of $1,424. The Company recorded a gain on extinguishment of debt of $301 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

On September 30, 2018, the Company used a Monte Carlo simulation to value the settlement features of the Series K, L, and M preferred stock and determined the fair values to be $13,352, $1401, and $2,378, respectively. On December 31, 2017, the Company used a Monte Carlo simulation to value the settlement features of the Series K, L, and M preferred stock and determined the fair values to be $14,247, $1,743, and $3,021, respectively. The Company recorded a gain on fair value of derivative instruments of $241 and $895, respectively, for the three and nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations for the settlement features of the Series K preferred stock. The Company recorded a gain on fair value of derivative instruments of $23 and $41, respectively, for the three and nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations for the settlement features of the Series L preferred stock. The Company recorded a gain on change in fair value of derivative instruments of $9 for the three and nine months ended September 30, 2018 on the unaudited condensed consolidated statement of operations. The Company recorded a gain on change in fair value of the Series M preferred stock liability of $171 for the nine months ended September 30, 2018.

The fair value of the embedded conversion features of the Series K and L preferred stock as of September 30, 2018 and December 31, 2017, as well as the fair value of the embedded conversions features of the Series M preferred stock as of September 30, 2018 and the fair value of the Series M preferred stock as of December 31, 2017, at the measurement date was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	Series K Preferred Stock	Series L Preferred Stock	Series M Preferred Stock	Series K Preferred Stock	Series L Preferred Stock	Series M Preferred Stock
	September 30, 2018	September 30, 2018	September 30, 2018	December 31, 2017	December 31, 2017	December 31, 2017
Fair value of Company’s common stock	$0.003	$0.003	$0.003	$0.27	$0.27	$0.27
Volatility	161%	163%	161%	160%	160%	159%
Exercise price	3.00	3.00	3.00	3.00	3.00	3.00
Estimated life	4.12	4.04	4.17	4.86	4.78	4.92
Risk free interest rate (based on 1-year treasury rate)	2.94%	2.94%	2.92%	2.20%	2.20%	2.26%

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

During July 2018, the Company issued an aggregate of 2,785,198 shares of common stock to JGB Waltham pursuant to conversion of $50 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.02 per share, per the terms of the debenture.

During August 2018, the Company issued an aggregate of 2,368,356 shares of common stock to JGB Waltham pursuant to conversion of $25 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.01 per share, per the terms of the debenture.

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

During July 2018, the Company issued an aggregate of 421,053 shares of its common stock to RDW upon the conversion of $8 of accrued interest outstanding on the July 14, 2017 convertible promissory note. The shares were issued at an average of $0.02 per share, per the terms of the agreement.

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

During August 2018, the Company issued an aggregate of 1,363,636 shares of its common stock to RDW upon the conversion of $6 of accrued interest outstanding on the September 27, 2017 convertible promissory note. The shares were issued at an average of $0.04 per share, per the terms of the agreement.

Issuance of shares pursuant to RDW October 12, 2017 convertible promissory note

During June 2018, the Company issued an aggregate of 2,142,536 shares of its common stock to RDW upon the conversion of $100 principal amount of a note outstanding. The shares were issued at an average of $0.05 per share, per the terms of the note payable.

During July 2018, the Company issued an aggregate of 1,010,101 shares of its common stock to RDW upon the conversion of $33 principal amount of a note outstanding. The shares were issued at an average of $0.03 per share, per the terms of the note payable.

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

During August 2018, the Company issued an aggregate of 2,835,131 shares of its common stock to RDW upon the conversion of $30 principal amount of a note outstanding. The shares were issued at an average of $0.01 per share, per the terms of the note payable.

Issuance of shares pursuant to RDW July 6, 2018 convertible promissory note

During July 2018, the Company issued an aggregate of 4,372,568 shares of its common stock to RDW upon the conversion of $75 principal amount of a note outstanding. The shares were issued at an average of $0.02 per share, per the terms of the note payable.

During August 2018, the Company issued an aggregate of 10,812,648 shares of its common stock to RDW upon the conversion of $75 principal amount of a note outstanding. The shares were issued at an average of $0.01 per share, per the terms of the note payable.

During September 2018, the Company issued an aggregate of 11,944,444 shares of its common stock to RDW upon the conversion of $25 principal amount of a note outstanding. The shares were issued at an average of $0.002 per share, per the terms of the note payable.

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

During July 2018, the Company issued an aggregate of 15,270,749 shares of its common stock to Forward Investments, LLC upon the conversion of $254 principal amount of a note outstanding. The shares were issued at an average of $0.02 per share, per the terms of the note payable.

During August 2018, the Company issued an aggregate of 44,525,326 shares of its common stock to Forward Investments, LLC upon the conversion of $256 principal amount of a note outstanding. The shares were issued at an average of $0.01 per share, per the terms of the note payable.

During September 2018, the Company issued an aggregate of 31,870,920 shares of its common stock to Forward Investments, LLC upon the conversion of $80 principal amount of a note outstanding. The shares were issued at an average of $0.003 per share, per the terms of the note payable.

Issuance of shares pursuant to Bellridge Capital, L.P. convertible promissory note

During August 2018, the Company issued an aggregate of 4,095,563 shares of its common stock to Bellridge Capital, L.P. upon the conversion of $24 principal amount of a note outstanding. The shares were issued at an average of $0.01 per share, per the terms of the note payable.

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

During August 2018, the Company issued an aggregate of 2,780,000 shares of its common stock to Pryor Cashman LLP in satisfaction of fees owed totaling $28. The shares were issued at $0.01 per share.

Issuance of shares pursuant to settlement agreement

During July 2018, the Company issued an aggregate of 2,790,000 shares of its common stock to RAI Capital LLC in satisfaction of accrued expenses owed totaling $41. The shares were issued at $0.01 per share, per the terms of the agreement.

During August 2018, the Company issued an aggregate of 11,654,000 shares of its common stock to RAI Capital LLC in satisfaction of accrued expenses owed totaling $75. The shares were issued at $0.01 per share, per the terms of the agreement.

During September 2018, the Company issued an aggregate of 6,300,000 shares of its common stock to RAI Capital LLC in satisfaction of accrued expenses owed totaling $23. The shares were issued at $0.004 per share, per the terms of the agreement.

Issuance of shares pursuant to the conversion of Series M preferred stock

During June 2018, the Company issued an aggregate of 4,207,794 shares of its common stock to two employees upon the conversion of 46 shares of the Company’s Series M preferred stock held by the employees. The shares were issued at an average of $0.08 per share.

During July 2018, the Company issued an aggregate of 7,024,556 shares of its common stock to two employees upon the conversion of 24 shares of the Company’s Series M preferred stock held by the employees. The shares were issued at an average of $0.03 per share.

During August 2018, the Company issued an aggregate of 2,171,081 shares of its common stock to a third party upon the conversion of 3 shares of the Company’s Series M preferred stock held by the third party. The shares were issued at an average of $0.01 per share.

During September 2018, the Company issued an aggregate of 7,107,321 shares of its common stock to a third party upon the conversion of 4 shares of the Company’s Series M preferred stock held by the third party. The shares were issued at an average of $0.004 per share.

12. STOCK-BASED COMPENSATION

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2018:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2018	16,858	$169.00
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2018	16,858	$169.00

Granted	-	-
Vested	-	-
Forfeited/Cancelled	(6,915)	178.31
Exercised	-	-
Outstanding at June 30, 2018	9,943	$162.52

Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2018	9,943	$162.52

For the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018, the Company did not incur stock compensation expense from the issuance of common stock to employees and consultants. For the nine months ended September 30, 2017, the Company incurred $13 in stock compensation expense from the issuance of common stock to employees and consultants.

The Company recorded an additional $4 and $104 in stock compensation expense on shares subject to vesting terms in previous periods during the three months ended September 30, 2018 and 2017, respectively. The Company recorded an additional $107 and $1,081 in stock compensation expense on shares subject to vesting terms in previous periods during the nine months ended September 30, 2018 and 2017, respectively.

Warrants

For the three and nine months ended September 30, 2017, the Company incurred stock compensation expense of $747 from the issuance of warrants to employees and consultants.

Options

There were no options granted during the nine months ended September 30, 2018 or 2017.

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2018:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	417	$1,488.00	4.29	$-
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2018	417	$1,488.00	3.54	$-
Exercisable at September 30, 2018	417	$1,488.00	3.54	$-

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2018 and December 31, 2017 of $0.003 and $0.27, respectively.

13. RELATED PARTIES

At September 30, 2018 and December 31, 2017, the Company had outstanding the following loans due to related parties:

	September 30,	December 31,
	2018	2017

Receivables purchase agreement with Pascack Road, LLC, due on demand	$196	$75
Receivables purchase agreement with 1112 Third Avenue Corp, due on demand	172	-
	368	75
Less: current portion of debt	(368)	(75)
Long-term portion of notes payable, related parties	$-	$-

The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the three months ended September 30, 2018 and 2017 was $0 and $157, respectively. The interest expense, including amortization of debt discounts, associated with the related-party notes payable in the nine months ended September 30, 2018 and 2017 was $0 and $369, respectively.

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

During the nine months ended September 30, 2018, the Company received and remitted $79 of the receivables sold.

1112 Third Avenue Corp Receivables Purchase Agreement – January 3, 2018

On January 3, 2018, the Company entered into a receivables purchase agreement whereby the Company sold $275 of receivables to 1112 Third Avenue Corp in exchange for $275 in cash. The sale was unconditional, irrevocable, and without recourse to the Company.

During the nine months ended September 30, 2018, the Company received and remitted $103 of the receivables sold.

Loans to Employees

During the year ended December 31, 2016, the Company issued loans to employees totaling $928. As of December 31, 2017, the Company had outstanding loans to four employees with total principal of $928. These loans are collateralized by shares of the Company’s common stock held by the employees. As of December 31, 2017, the value of the collateral was below the principal value. As a result, the Company recorded a reserve for the balance of $924 on the consolidated balance sheet as of December 31, 2017. As of September 30, 2018, the balance in loans to employees was $0.

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

Designation of Series K preferred stock

On November 10, 2017, the Board of Directors designated 3,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series K preferred stock. The Series K preferred stock has a stated value of $10,000 per share. The Series K preferred stock is convertible into common stock of the Company at the lower of $3.00 or 95% of the weighted average trading price for the five days prior to conversion. The Series K preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series K preferred stock. 1,512 shares of the Series K preferred stock were issued and outstanding as of September 30, 2018 and December 31, 2017. Due to the variable conversion feature, the Company cannot assert it would have sufficient authorized, but unissued shares to settle all future conversion requests and as such the Series K is deemed to be conditionally redeemable, and is classified as temporary equity in the consolidated balance sheet.

Designation of Series L preferred stock

On October 12, 2017, the Board of Directors designated 1,000 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series L preferred stock. The Series L preferred stock has a stated value of $10,000 per share. The Series L preferred stock is convertible into common stock of the Company at 105% of the weighted average trading price for the five days prior to conversion. The Series L preferred stock has a liquidation preference equal to $10,000 per share. There are no dividends on the Series L preferred stock. 227 shares of the Series L preferred stock were issued as of September 30, 2018 and December 31, 2017. 182 and 227 shares of the Series L preferred stock were outstanding as of September 30, 2018 and December 31, 2017, respectively. Due to the variable conversion feature, the Company cannot assert it would have sufficient authorized, but unissued shares to settle all future conversion requests and as such the Series L is deemed to be conditionally redeemable, and is classified as temporary equity in the consolidated balance sheet.

On July 17, 2018, the Company amended its Certificate of Designation for its Series L preferred stock. Per the amended Certificate of Designation, the conversion price was changed to the greater of $0.01 or a 35% discount to the lowest VWAP for the 5 trading days immediately preceding the conversion date. Additionally, 20% of the issued and outstanding shares were cancelled per the amendment. The Company treated the amendment as a debt extinguishment (refer to Note 9, Derivative Instruments, for detail on the extinguishment accounting related to the amendment).

Designation of Series M preferred stock

On December 1, 2017, the Board of Directors designated 500 shares of the Company’s authorized preferred stock, with a par value of $0.0001 per share, as Series M preferred stock. The Series M preferred stock has a stated value of $10,000 per share, no liquidation privilege and no dividend feature. The Series M preferred stock was originally convertible into common stock of the Company at a conversion price equal to 105% of the weighted average trading price for the five days prior to conversion. As such, the Series M represented an unconditional obligation to transfer a variable number of shares, where the monetary value of the obligation was based solely or predominantly on a fixed monetary amount known at inception and accordingly was classified as a liability in the consolidated balance sheet.

On July 3, 2018, the Company amended its Certificate of Designation for its Series M preferred stock. Per the amended Certificate of Designation, the conversion price was changed to the greater of $0.01 or 105% of the average closing VWAP price for the 5 days immediately preceding the conversion date. In accordance with ASC Topic 470-50, the Company treated the amendment as a debt extinguishment (refer to Note 9, Derivative Instruments, for detail on the extinguishment accounting related to the amendment). Post amendment, the instrument is no longer predominantly an obligation to issue a variable number of shares for a fixed monetary amount and thus the instrument as a whole is no longer classified as a liability. However, due to the variable conversion feature, the Company cannot assert it would have sufficient authorized, but unissued shares to settle all future conversion requests and as such the embedded conversion option has been bifurcated and classified as a derivative liability and the host instrument is deemed to be conditionally redeemable, and, accordingly is classified as temporary equity in the unaudited condensed consolidated balance sheet as of September 30, 2018.

On July 30, 2018, an employee of the Company and holder of the Company’s Series M preferred stock assigned 10 shares of Series M preferred stock to a third party, Apollo Management Group, Inc. The terms of the Series M preferred stock assigned did not change as a result of the assignment.

309 and 386 shares of the Series M preferred stock were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

Exchange of term loan debt and employee warrants for preferred stock

On October 12, 2017, a note holder agreed to exchange $5,430 held in promissory notes into 227 shares of the Company’s Series L preferred stock. As a result of the exchange, the Company recorded a gain on extinguishment of debt of $5,444 to the consolidated statement of operations for the year ended December 31, 2017.

On November 10, 2017, two note holders converted $15,128 of principal and accrued interest into 1,512 shares of the Company’s Series K preferred stock. As a result of the exchange, the Company recorded a loss on extinguishment of debt of $1,363 to the consolidated statement of operations for the year ended December 31, 2017.

On December 1, 2017, two employees exchanged warrants to purchase 382,300 shares of the Company’s common stock for 386 shares of the Company’s Series M preferred stock. As a result of the exchange, the Company recorded a loss on extinguishment of debt of $2,281 to the consolidated statement of operations for the year ended December 31, 2017.

Conversions of Series M preferred stock

During the nine months ended September 30, 2018, the holders of the Series M preferred stock converted 77 shares of Series M preferred stock into shares of the Company’s common stock (refer to Note 11, Stockholders’ Deficit, for further detail).

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

15. DISCONTINUED OPERATIONS

On January 31, 2017, the Company sold the Highwire division of ADEX. Under the terms of the sale, the Company received $4,000 in total proceeds and an additional working capital adjustment of approximately $400 that was paid in October 2017. The results of operations of Highwire have been included on the unaudited condensed consolidated statement of operations within the line item labelled loss on discontinued operations, net of tax for the nine months ended September 30, 2017.

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

On November 6, 2017, the Company consummated the disposal of certain assets and liabilities of its former wholly-owned subsidiary, IPC. The liabilities of IPC have been included within the unaudited condensed consolidated balance sheet as current liabilities of discontinued operations as of September 30, 2018. The assets and liabilities of IPC have been included within the consolidated balance sheet as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2017. The results of operations of IPC have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

On February 27, 2018, the Company sold the ADEX Entities for $3,000 in cash plus a one-year convertible promissory note in the aggregate principal amount of $2,000 (refer to Note 4, Notes Receivable, for further detail). $2,500 in cash was received at closing, with $500 to be retained by the buyer for 90 days, of which $250 has been received. The assets and liabilities of the ADEX Entities have been included within the consolidated balance sheet as current assets and long term assets and current liabilities of discontinued operations as of December 31, 2017. The results of operations of the ADEX Entities have been included within the line-item labelled loss on discontinued operations, net of tax within the unaudited condensed consolidated statement of operations for the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017.

The following table shows the balance sheets of the Company’s discontinued operations as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017

Current assets:
Cash	$-	$305
Accounts receivable, net of allowances	-	5,628
Current assets of discontinued operations	$-	$5,933

Long-term Assets:
Property and equipment, net	$-	$6
Intangible assets, net	-	1,354
Other assets	-	8
Long-term assets of discontinued operations	$-	$1,368

Current liabilities:
Accrued trade payables	$2,926	$3,138
Accrued expenses	358	2,660
Current liabilities of discontinued operations	$3,284	$5,798

The following tables show the statements of operations of the Company’s discontinued operations for the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017.

For the three months ended September 30, 2017

Revenues	$6,865
Cost of revenue	5,325
Gross profit	1,540

Operating expenses:
Depreciation and amortization	205
Salaries and wages	822
Selling, general and administrative	590
Total operating expenses	1,617

Pre-tax loss from operations	(77)

Pre-tax loss on discontinued operations	(77)

Provision for income taxes	-

Loss on discontinued operations, net of tax	$(77)

	For the nine months ended September 30,
	2018	2017

Revenues	$3,565	$22,773
Cost of revenue	3,153	17,897
Gross profit	412	4,876

Operating expenses:
Depreciation and amortization	33	676
Salaries and wages	261	3,506
Selling, general and administrative	124	2,254
Goodwill impairment charge	-	3,146
Intangible asset impairment charge	-	797
Total operating expenses	418	10,379

Pre-tax loss from operations	(6)	(5,503)

Other income (expenses):
Interest expense	-	(1)
Gain on disposal of subsidiary	(228)	817
Total other income	(228)	816

Pre-tax gain (loss) on discontinued operations	(234)	(4,687)

Provision for income taxes	-	-
Gain (loss) on discontinued operations, net of tax	$(234)	$(4,687)

16. SUBSEQUENT EVENTS

Grant Thornton LLP Settlement and Release Agreement

On October 16,, 2018, InterCloud Systems, Inc. (the “Company”) entered a Settlement Agreement and Release (the “Settlement Agreement”) with Grant Thornton LLP (“Grant Thornton”) with respect to a lawsuit the Company filed against Grant Thornton in the Supreme Court of the State of New York, County of New York, and a lawsuit Grant Thornton filed against the Company, also in in the Supreme Court of the State of New York, County of New York. In the Settlement Agreement, the parties agreed to dismiss with prejudice all claims each party had asserted against the other. Neither party made any admission of liability, wrongdoing, or responsibility.

Forward Investments Promissory Note Conversions

During October 2018, the Company issued an aggregate of 114,223,960 shares of its common stock to Forward Investments upon conversion of $134 principal amount of promissory notes outstanding.

From November 1 through November 16, 2018, the Company issued an aggregate of 40,355,040 shares of its common stock to Forward Investments upon conversion of $34 principal amount of promissory notes outstanding.

Series M Preferred Stock Conversions

During October 2018, the Company issued an aggregate of 7,936,508 shares of its common stock to a third party upon the conversion of 3 shares of the Company’s Series M preferred stock held by the third party.

RAI Capital Conversions

During October 2018, the Company issued an aggregate of 66,100,000 shares of its common stock to RAI Capital upon the conversion of $113 of accrued expenses.

From November 1 through November 16, 2018, the Company issued an aggregate of 17,600,000 shares of its common stock to RAI Capital upon the conversion of $17 of accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on April 17, 2018 with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See the information under the caption “Forward Looking Statements” on page 1 of this report.

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

Results of Continuing Operations – Three months ended September 30, 2018 and 2017

Revenues:

	Three months ended
	September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$1,437	$3,169	$(1,732)	-55%

Revenues for the three-month period ended September 30, 2018 decreased $1.7 million, or 55%, to $1.4 million, as compared to $3.2 million for the corresponding period in 2017. The decrease in revenues resulted primarily from a decrease of $2.0 million in revenues from TNS. TNS recognizes revenue when a job is complete, and had several jobs in progress during the three months ended September 30, 2018. We expect this revenue to be recognized during the three months ended December 31, 2018. This decrease was partially offset by an increase in revenues of $0.2 million for RME and revenues from SDNS of $0.1 million.

Cost of revenue:

	Three months ended
	September 30,		Change
	2018	2017	Dollars	Percentage
Cost of revenue	$869	$1,953	$(1,084)	-56%

Cost of revenue for the three-month periods ended September 30, 2018 and 2017 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $1.1 million, or 56%, for the three-month period ended September 30, 2018 was primarily attributable to the decrease in revenues as described above. Costs of revenue as a percentage of revenues was 60% for the three-month period ended September 30, 2018, as compared to 62% for the same period in 2017.

Salaries and wages:

	Three months ended
	September 30,		Change
	2018	2017	Dollars	Percentage
Salaries and wages	$606	$1,536	$(930)	-61%

For the three-month period ended September 30, 2018, salaries and wages decreased $0.9 million to $0.6 million as compared to approximately $1.5 million for the same period in 2017. The decrease resulted primarily from the disposals of certain subsidiaries during 2017, along with a reduction in our corporate personnel. Salaries and wages were 42% and 48% of revenue in the three-month periods ended September 30, 2018 and 2017, respectively.

Selling, General and Administrative:

	Three months ended
	September 30,		Change
	2018	2017	Dollars	Percentage
Selling, general and administrative	$677	$750	$(73)	-10%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ management personnel and administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $0.1 million, or 10%, to $0.7 million in the three-month period ended September 30, 2018, as compared to $0.8 million in the comparable period of 2017. The decrease was a result of our focus on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses increased to 47% of revenues in the three-month period ended September 30, 2018, from 24% in the comparable period in 2017.

Loss from Operations

During the three months ended September 30, 2018, loss from operations was $0.8 million, compared to a loss from operations of $1.1 million during the same period of 2017. The decrease in loss from operations was primarily a result of the decrease in operating expenses of $2.1 million, which was a result of our cost cutting efforts.

Other Income (Expense)

During the three months ended September 30, 2018, other income was $2.2 million, compared to other expense of $4.4 million during the same period of 2017. The increase in other income was primarily related to a decrease in interest expense and loss on extinguishment of debt of $1.6 million and $4.1 million, respectively. The decrease in interest expense resulted primarily from a decrease in overall outstanding debt as of the beginning of the three months ended September 30, 2018 compared to the same period of 2017. The decrease in loss on extinguishment of debt resulted primarily from the gain related to the Series L preferred stock amendment made during the three months ended September 30, 2018. This increase was partially offset by a decrease in the gain on change in fair value of derivative instruments of $1.3 million.

Net Income (Loss) Attributable to our Common Stockholders.

Net income attributable to our common stockholders was $1.5 million for the three-month period ended September 30, 2018, as compared to net loss attributable to common stockholders of $5.5 million for the three months ended September 30, 2017. The increase in net income was primarily due to a decrease in loss from operations and interest expense of $0.3 million and $1.6 million, respectively. Additionally, loss on extinguishment of debt decreased $4.1 million for the three months ended September 30, 2018 compared to the same period of 2017. These decreases were partially offset by a decrease in the gain on change in fair value of derivative instruments of $1.3 million.

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

Results of Continuing Operations – Nine months ended September 30, 2018 and 2017

Revenues:

	Nine months ended
	September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$7,659	$9,332	$(1,673)	-18%

Revenues for the nine-month period ended September 30, 2018 decreased $1.7 million, or 18%, to $7.6 million, as compared to $9.3 million for the corresponding period in 2017. This decrease is primarily related to the sale of the AWS Entities during the nine months ended September 30, 2017, during which the AWS Entities accounted for $2.7 million of revenues. This decrease was partially offset by an increase in revenues of $1.0 million for RME and revenues from SDNS of $0.3 million.

Cost of revenue:

	Nine months ended
	September 30,		Change
	2018	2017	Dollars	Percentage
Cost of revenue	$4,817	$6,457	$(1,640)	-25%

Cost of revenue for the nine-month periods ended September 30, 2018 and 2017 primarily consisted of direct labor provided by employees, services provided by subcontractors, direct material and other related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools and equipment necessary to perform installation and maintenance services. The decrease in cost of revenue of $1.6 million, or 25%, for the nine-month period ended September 30, 2018 was primarily attributable to sale of the AWS Entities during the 9 months ended September 30, 2017. Costs of revenue as a percentage of revenues was 63% for the nine-month period ended September 30, 2018, as compared to 69% for the same period in 2017.

Salaries and wages:

	Nine months ended
	September 30,		Change
	2018	2017	Dollars	Percentage
Salaries and wages	$2,169	$4,456	$(2,287)	-51%

For the nine-month period ended September 30, 2018, salaries and wages decreased $2.3 million to $2.2 million as compared to approximately $4.5 million for the same period in 2017. The decrease resulted primarily from the disposals of certain subsidiaries during 2017, along with a reduction in our corporate personnel. Salaries and wages were 28% and 48% of revenue in the nine-month periods ended September 30, 2018 and 2017, respectively.

Selling, General and Administrative:

	Nine months ended
	September 30,		Change
	2018	2017	Dollars	Percentage
Selling, general and administrative	$2,102	$4,214	$(2,112)	-50%

Selling, general and administrative costs include all of our corporate costs, as well as the costs of our subsidiaries’ administrative overhead. These costs consist of office rental, legal, consulting and professional fees, travel costs and other costs that are not directly related to the performance of our services under customer contracts. Selling, general and administrative expenses decreased approximately $2.1 million, or 50%, to $2.1 million in the nine-month period ended September 30, 2018, as compared to $4.2 million in the comparable period of 2017. The decrease was a result of our focus on reducing salaries and wages and SG&A costs. Selling, general and administrative expenses decreased to 27% of revenues in the nine-month period ended September 30, 2018, from 45% in the comparable period in 2017.

Loss from Operations

During the nine months ended September 30, 2018, loss from operations was $1.6 million, compared to a loss from operations of $6.9 million during the same period of 2017. The decrease in loss from operations was primarily a result of the decrease in operating expenses of $6.9 million, which was a result of our cost cutting efforts.

Other Income (Expense)

During the nine months ended September 30, 2018, other income was $3.1 million, compared to other expense of $20.7 million during the same period of 2017. The increase in other income was primarily related to a decrease in interest expense, loss on extinguishment of debt, and loss on disposal of subsidiary of $6.2 million, $3.2 million, and $6.0 million, respectively. The decrease in interest expense primarily resulted from a decrease in overall outstanding debt as of the beginning of the nine months ended September 30, 2018 compared to the same period of 2017. The decrease in loss on extinguishment of debt primarily resulted from the gain related to the Series L preferred stock amendment made during the nine months ended September 30, 2018 The decrease in loss on disposal of subsidiary resulted from there being no disposals of continuing operations subsidiaries during the nine months ended September 30, 2018, while we disposed of the AWS Entities during the nine months ended September 30, 2017.

Net Income (Loss) Attributable to our Common Stockholders.

Net income attributable to our common stockholders was $1.5 million for the nine-month period ended September 30, 2018, as compared to net loss attributable to common stockholders of $31.7 million for the nine months ended September 30, 2017. The increase in net income was primarily due to a decrease in loss from operations, interest expense, loss on extinguishment of debt, and loss on disposal of subsidiary of $5.2 million, $6.2 million, $3.2 million, and $6.0 million, respectively. Additionally, there was an increase in the gain on change in fair value of derivative instruments of $6.5 million.

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

While we use available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded balances. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. We can provide no assurances that, if such conditions occur, they will not trigger impairments of intangible assets in future periods

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months, and as a result there is substantial doubt about our ability to continue as a going concern. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the three and nine months ended September 30, 2018, we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

At September 30, 2018, we had a working capital deficit of $14.9 million, as compared to a working capital deficit of $20.5 million at December 31, 2017.

Within the next 12 months, we have obligations relating to the payment of indebtedness on term loans and notes to related parties of $7.5 million and $0.4 million, respectively.

We anticipate meeting our cash obligations on our indebtedness that is payable within the next 12 months from the results of operations and, depending on results of operations, we may need additional equity or debt financing. Additionally, during February 2018, we sold our ADEX Entities for $3.0 million in cash plus a one-year convertible promissory note in the aggregate principal amount of $2.0 million. $2.5 million in cash was received at closing, with $0.5 million to be retained by the buyer for 90 days, of which $0.3 million has been received. $1.0 million of the $2.5 million in cash received at closing was applied to the repayment of our indebtedness to JGB Concord, with an additional $0.9 million in cash placed in an escrow account controlled by JGB Concord. This $0.9 million of cash was applied to our outstanding debt during August of 2018.

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

As of September 30, 2018, we had cash of $0.2 million, which was exclusively denominated in U.S. dollars and consisted of bank deposits.

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report:

Summary of Cash Flows

	Nine months ended
	September 30,
(dollars amounts in thousands)	2018	2017

Net cash provided by (used in) operating activities	(2,102)	$(1,072)
Net cash provided by investing activities	2,885	4,791
Net cash provided by (used in) financing activities	(1,000)	(4,682)

Net cash used in operating activities for the nine months ended September 30, 2018 was $2.1 million, which included the net income for the period of $1.5 million. The net income was offset by gains on the change in fair value of derivative liabilities of $6.1 million.

Net cash provided by investing activities for the nine months ended September 30, 2018 was $2.9 million. This consisted primarily of cash and restricted cash received from the sale of the ADEX Entities of $1.9 million and $0.9 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2018 was $1.0 million. This consisted primarily of $0.9 million of term loan related repayments from proceeds of the sale of the ADEX Entities and repayments of term loans of $0.5 million. These changes were partially offset by proceeds from related party loans of $0.5 million.

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

This matter was set on the court’s non-jury trial docket but was never set for trial. In June 2018, the parties agreed, with the court’s permission, that there are no factual issues in dispute and that this case may be decided on the filing of renewed summary judgment motions followed by a summary judgment hearing. In their renewed summary judgment motion, the plaintiffs alleged that their conversion rights are worth approximately $25 million. The final summary judgment hearing was held on August 29, 2018. The case is pending with the court on joint motions for summary judgement. The Company intends to continue to vigorously defend this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2018, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

During July 2018, we issued an aggregate of 2,785,198 shares of common stock to JGB Waltham pursuant to conversion of $50 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.02 per share, per the terms of the debenture.

During July 2018, we issued an aggregate of 421,053 shares of its common stock to RDW upon the conversion of $8 of accrued interest outstanding on the July 14, 2017 convertible promissory note. The shares were issued at an average of $0.02 per share, per the terms of the agreement.

During July 2018, we issued an aggregate of 1,010,101 shares of its common stock to RDW upon the conversion of $33 principal amount of a note outstanding. The shares were issued at an average of $0.03 per share, per the terms of the note payable.

During July 2018, we issued an aggregate of 4,372,568 shares of its common stock to RDW upon the conversion of $75 principal amount of a note outstanding. The shares were issued at an average of $0.02 per share, per the terms of the note payable.

During July 2018, we issued an aggregate of 15,270,749 shares of its common stock to Forward Investments, LLC upon the conversion of $254 principal amount of a note outstanding. The shares were issued at an average of $0.02 per share, per the terms of the note payable.

During July 2018, we issued an aggregate of 7,024,556 shares of its common stock to two employees upon the conversion of 24 shares of our Series M preferred stock held by the employees. The shares were issued at an average of $0.03 per share.

During August 2018, we issued an aggregate of 2,368,356 shares of common stock to JGB Waltham pursuant to conversion of $25 principal amount of the outstanding February 2016 senior secured convertible debenture. The shares were issued at an average of $0.01 per share, per the terms of the debenture.

During August 2018, we issued an aggregate of 1,363,636 shares of its common stock to RDW upon the conversion of $6 of accrued interest outstanding on the September 27, 2017 convertible promissory note. The shares were issued at an average of $0.04 per share, per the terms of the agreement.

During August 2018, we issued an aggregate of 2,835,131 shares of its common stock to RDW upon the conversion of $30 principal amount of a note outstanding. The shares were issued at an average of $0.01 per share, per the terms of the note payable.

During August 2018, we issued an aggregate of 10,812,648 shares of its common stock to RDW upon the conversion of $75 principal amount of a note outstanding. The shares were issued at an average of $0.01 per share, per the terms of the note payable.

During August 2018, we issued an aggregate of 44,525,326 shares of its common stock to Forward Investments, LLC upon the conversion of $256 principal amount of a note outstanding. The shares were issued at an average of $0.01 per share, per the terms of the note payable.

During August 2018, we issued an aggregate of 4,095,563 shares of its common stock to Bellridge Capital, L.P. upon the conversion of $24 principal amount of a note outstanding. The shares were issued at an average of $0.01 per share, per the terms of the note payable.

During August 2018, we issued an aggregate of 2,171,081 shares of its common stock to a third party upon the conversion of 3 shares of our Series M preferred stock held by the third party. The shares were issued at an average of $0.01 per share.

During September 2018, we issued an aggregate of 11,944,444 shares of its common stock to RDW upon the conversion of $25 principal amount of a note outstanding. The shares were issued at an average of $0.002 per share, per the terms of the note payable

During September 2018, we issued an aggregate of 31,870,920 shares of its common stock to Forward Investments, LLC upon the conversion of $80 principal amount of a note outstanding. The shares were issued at an average of $0.003 per share, per the terms of the note payable.

During September 2018, we issued an aggregate of 7,107,321 shares of its common stock to a third party upon the conversion of 4 shares of our Series M preferred stock held by the third party. The shares were issued at an average of $0.004 per share.

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

INTERCLOUD SYSTEMS, INC.

November 19, 2018	By:	/s/ Daniel Sullivan
Daniel Sullivan, Chief Accounting Officer, Principal Financial Officer and Principal Accounting Officer

