Form 10-K/A
period 2017-12-31
INTERCLOUD SYSTEMS, INC.
filed 2018-12-07
CIK 1128725

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

Explanatory Note

InterCloud Systems, Inc., a Delaware corporation (the “Company”), is filing this Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018 (“Original Filing”), to restate its consolidated financial statements and related footnote disclosures for the year ended December 31, 2016.

Amendment Background

The Company received an SEC Comment Letter on October 23, 2018, and as a result of this letter, the Company:

(1)	Discovered that it inadvertently did not include a consent from its auditors related to the December 31, 2017 financial statements incorporated by reference into Form S-8 filed March 13, 2018.

(2)	Identified an error related to the weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016.

Impact on Financial Statements

The error identified above had the following impact on the Company’s consolidated financial statements and related footnote disclosures for the year ended December 31, 2016 included in the Original Filing:

(1)	The error related to the weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016 resulted in an understatement of loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted, for the year ended December 31, 2016. The Company reported 1,049,866 weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016. The correct weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016 was 104,866. The correct net loss per share from continuing operations, net loss per share on discontinued operations, net of taxes, and net loss per share for the year ended December 31, 2016 are $198.45, $54.09, and $252.54, respectively. This has been corrected on the consolidated statement of operations for the year ended December 31, 2016 and in Item 6 – Selected Financial Data.

(2)	In Note 5, Acquisitions and Disposals of Subsidiaries, the Company discloses pro forma data which reflects the impact of sales that took place during the reported periods. This disclosure includes a pro forma loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted, which has been adjusted to $239.93 based on the correct weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016.

No other changes have been made to the Annual Report except as noted above. This Amendment to the Annual Report speaks as of the original filing date of the Annual Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Annual Report except that changes have been made to the cover page and Note 5 – Acquisitions and Disposals of Subsidiaries. In addition, in connection with the restatement, this Amendment reflects the revisions to Item 6 – Selected Financial Data. Otherwise, the Originally Filed Form 10-K is restated herein in its entirety and no other information in the Originally Filed Form 10-K is amended hereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form 10-K, and do not reflect events occurring after the filing of the Originally Filed Form 10-K. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-K, including any amendments to those filings.

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

	For the years ended
	December 31,
	2017	2016
Statement of Operations Data:

Revenues	$34,520	$59,110
Gross profit	7,028	14,108
Operating expenses	23,451	26,625
Loss from operations	(16,423)	(12,517)
Total other expense	(27,582)	(8,076)
Loss from continuing operations before benefit from income taxes	(44,005)	(20,593)
(Benefit from) provision for income taxes	(672)	207
Loss from discontinued operations, net of tax	(1,559)	(5,672)
Net loss attributable to common stockholders	(44,336)	(26,483)
Net loss per share, basic and diluted	$(14.55)	$(252.54)
Weighted average shares outstanding, basic and diluted	3,046,643	104,866

	As of December 31,
	2017	2016
Balance Sheet Data:

Cash	$681	$1,781
Accounts receivable, net	6,234	9,856
Total current assets	13,297	18,389
Goodwill and intangible assets, net	2,659	24,942
Total assets	16,456	54,569

Total current liabilities	33,803	57,802
Long-term liabilities	20,969	12,810
Temporary equity	887	-
Stockholders' (deficit) equity	(39,203)	(16,043)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Date: December 7, 2018	By:	/s/ Mark Munro
Mark Munro
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Munro	Chief Executive Officer and Chairman of the Board of Directors	December 7, 2018
Mark Munro	(Principal Executive Officer)

/s/ Daniel Sullivan	Chief Accounting Officer	December 7, 2018
Daniel Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Durfee	Director	December 7, 2018
Mark Durfee

/s/ Charles K. Miller	Director	December 7, 2018
Charles K. Miller

/s/ Neal L. Oristano	Director	December 7, 2018
Neal L. Oristano

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated August 16, 2001, and the Certificate of Amendment dated September 4, 2008, filed in the office of the Secretary of State of the State of Delaware on September 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated January 10, 2013 (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on March 26, 2013).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2013).
3.4	Series A Certificate of Designation filed with the Delaware Secretary of State on July 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.5	Series B Certificate of Designation filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.6	Amendment No. 1 to Series B Certificate of Designation filed with the Delaware Secretary of State on October 23, 2012 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.7	Series C Certificate of Designation filed with the Delaware Secretary of State on January 10, 2012 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.8	Series D Certificate of Designation filed with the Delaware Secretary of State on March 5, 2012 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.9	Series E Certificate of Designation filed with the Delaware Secretary of State on September 18, 2012 (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.10	Series F Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.11	Series G Certificate of Designation filed with the Delaware Secretary of State on September 17, 2012 (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
3.12	Series H Certificate of Designation filed with the Delaware Secretary of State on November 16, 2012 (incorporated by reference to Exhibit 3.10 of the Company’s Registration Statement on Form S-1 filed (Registration No. 333-185293) with the SEC on December 5, 2012).
3.13	Series I Certificate of Designation filed with the Delaware Secretary of State on December 6, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2012).
3.14	Amended and Restated Bylaws of the Company, dated as of November 16, 2012 (incorporated by reference to Exhibit 3.12 of the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.2	Form of Warrant, dated September 17, 2012, issued by the Company in connection with the Loan and Security Agreement dated as of September 17, 2012 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.3	First Amendment, dated November 13, 2012, to Form of Warrant of the Company dated September 17, 2012 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1(Registration No. 333-185293) filed with the SEC on December 5, 2012).
4.4	Form of Warrant issued by the Company to ICG USA, LLC on April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.5	Form of Amended and Restated Warrant issued by the Company to ICG USA, LLC in respect of warrant originally issued on April 30, 2013 (incorporated by reference to Exhibit 10.41 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on August 5, 2013).
4.6	Form of Warrant issued by the Company to ICG USA, LLC on August 28, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 3, 2013).
4.7	Warrant Agreement by and between the Company and Corporate Stock Transfer and form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed on September 10, 2013).

4.9	Form of Warrant, dated July 1, 2014 issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
4.10	Form of Warrant dated October 8, 2014 issued by the Company to each of the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
4.11	Form of Warrant, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.1	2012 Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.2	Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-185293) filed with the SEC on December 5, 2012).
10.3	Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed with the SEC on December 5, 2012).
10.4	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Information Statement filed with the SEC on December 17, 2012).
10.5	2015 Performance Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement filed with the SEC on August 4, 2015).
10.6	Convertible Promissory Note, dated January 1, 2014, issued by the Company to Frank Jadevaia (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 7, 2014).
10.7	Amendment No. 1 to Promissory Note, dated as of December 31, 2014, between the Company and Frank Jadevaia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015).
10.8	Employment Agreement, dated as of February 15, 2014, between the Company and Frank Jadevaia, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.9	Employment Agreement, dated as of February 21, 2014, between the Company and Scott Davis, as amended by a Letter Agreement dated March 25, 2014 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.10	Exchange Agreement, dated as of March 12, 2014, among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2014).
10.11	Letter Agreement, dated April 4, 2014, amending the Exchange Agreement, dated as of March 12, 2014, by and among the Company, Rives-Monteiro Leasing, LLC, Tropical Communications, Inc., ADEX Corporation, T N S, Inc., ADEXCOMM Corporation, AW Solutions, Inc., and Integration Partners-NY Corporation and Dominion Capital LLC and 31 Group LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2014).
10.12	Purchase Agreement, dated March 25, 2014, among the Company, VaultLogix, LLC, Data Protection Services, LLC, U.S. Data Security Acquisition, LLC, and Tier 1 Solutions, Inc., as amended by a Letter Agreement dated July 28, 2014, by a Letter Agreement dated August 14, 2014, by a Letter Agreement dated September 17, 2014, and by a Letter Agreement dated October 7, 2014 (incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2014).
10.13	Securities Purchase Agreement, dated as of July 1, 2014, between 31 Group, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.14	Senior Convertible Note, dated July 1, 2014, issued by the Company to 31 Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014).
10.15	Loan and Security Agreement, dated as of October 1, 2014, among the Company, the entities party thereto as Guarantors, the entities party thereto as Lenders, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).

10.16	Pledge Agreement, dated as of October 1, 2014, among the parties identified as Pledgors thereto and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.17	Security Agreement, dated as of October 1, 2014, executed by the Company in favor of White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014).
10.18	Securities Purchase Agreement, dated as of October 8, 2014, among the Company and each of the purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.19	Registration Rights Agreement, dated as of October 8, 2014, by and among the Company and each of purchasers of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).
10.20	Employment Agreement, by and between the Company and Timothy A. Larkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2014).
10.21	Securities Purchase Agreement, dated as of November 14, 2014, by and between the Company and Dominion Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).
10.22	Demand Promissory Note, dated as of November 17, 2014, issued by the Company to Dominion Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).
10.23	Bridge Financing Agreement, dated as of December 2, 2014, by and between GPB Life Science Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.24	12% Senior Secured Note, dated as of December 3, 2014, issued by the Company to GPB Life Science Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014).
10.25	Form of Note, dated as of February 25, 2015, issued by the Company to each of Mark Munro 1996 Charitable Remainder UniTrust, CamaPlan FBO Mark Munro IRA, 1112 Third Avenue Corp., Mark Munro and Pascack Road, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015).
10.26	Put Option Agreement, dated as of March 3, 2015, by and between the Company and Forward Investments, LLC. (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018).
10.27	Form of Note, dated as of March 4, 2015, issued by the Company to Forward Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).
10.28	Sale of Accounts and Security Agreement, dated as of March 20, 2015, by and among InterCloud Systems, Inc., T N S, Inc., Integration Partners-NY Corporation, ADEX Corporation, AW Solutions, Inc. and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).
10.29	Guaranty Agreement, dated as of March 20, 2015, made by RentVM, Inc., ADEX Puerto Rico, LLC, ADEXCOMM Corporation, Tropical Communications, Inc., AW Solutions Puerto Rico, LLC, Rives-Monteiro Leasing, LLC and Rives-Monteiro Engineering, LLC in favor of Faunus Group International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).
10.30	Exchange Agreement, dated April 7, 2015, between InterCloud Systems, Inc. and 31 Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.31	Exchange Agreement, dated April 7, 2015, between InterCloud Systems, Inc. and Capital Ventures International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.32	Securities Purchase Agreement, effective as of May 14, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.33	Term Promissory Note, dated May 14, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.34	Amendment Agreement, dated May 14, 2015, by and among InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.35	Amendment No. 1 to the Bridge Financing Agreement, dated May 15, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.36	Securities Purchase Agreement, dated May 15, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.37	Amended and Restated 12% Senior Secured Convertible Note No. 1, dated December 3, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.38	Amended and Restated 12% Senior Secured Convertible Note No. 2, dated December 24, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.39	12% Senior Secured Convertible Note, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.40	Amended and Restated Warrant No. 1, dated December 3, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.41	Amended and Restated Warrant No. 2, dated December 24, 2014, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.42	Additional Warrant, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.43	Restructuring Warrant, dated May 15, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).
10.44	Securities Purchase Agreement, effective as of August 6, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.45	12% Senior Convertible Note, dated August 6, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.46	Securities Purchase Agreement, effective as of August 11, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.47	12% Senior Convertible Note, dated August 11, 2015, issued by InterCloud Systems, Inc. to the Lender party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.48	Amendment No. 2 to Bridge Financing Agreement, dated as of August 12, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2015).
10.49	Revised Amendment No. 2 to Bridge Financing Agreement, dated as of August 12, 2015, between InterCloud Systems, Inc. and the Lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on September 14, 2015).
10.50	Securities Purchase Agreement, effective as of November 12, 2015, between InterCloud Systems, Inc. and the Buyer party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).

10.51	Senior Convertible Note, dated November 12, 2015, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.52	Exchange Agreement, dated November 12, 2015, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.53	Form of Senior Convertible Note, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2015).
10.54	Securities Purchase Agreement, effective as of December 29, 2015, between InterCloud Systems, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.55	10% Original Issue Discount Senior Convertible Debenture, dated December 29, 2015, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.56	Conversion Agreement, dated December 29, 2015, between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.57	Asset Purchase Agreement, dated February 17, 2016 by and among InterCloud Systems, Inc., KeepItSafe, Inc., VaultLogix, LLC, Data Protection Services, L.L.C. and U.S. Data Security Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.58	Securities Exchange Agreement, effective as of February 17, 2016, by and among InterCloud Systems, Inc., VaultLogix, LLC and the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.59	8.25% Senior Secured Convertible Note, dated February 18, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015).
10.60	Forbearance and Amendment Agreement, dated as of May 17, 2016, by and between InterCloud Systems, Inc. and the Holder party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.61	Forbearance and Amendment Agreement, dated as of May 17, 2016, by and between InterCloud Systems, Inc., VaultLogix, LLC, and the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.62	Second Amended and Restated Senior Secured Convertible Debenture, dated May 17, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.63	Amended and Restated Senior Secured Convertible Note, dated May 17, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.64	0.67% Senior Secured Note, dated May 17, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.65	0.67% Senior Secured Note, dated May 17, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.66	Amendment Agreement, dated as of May 23, 2016, by and between InterCloud Systems, Inc. VaultLogix, LLC, JGB (Cayman) Waltham Ltd., and JGB (Cayman) Concord Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.67	Additional Debtor Joinder, dated May 23, 2016, executed by InterCloud Systems, Inc. and the additional parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.68	Security Agreement, dated as of February 18, 2016, among VaultLogix, LLC and the Secured Party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016).

10.69	Third Amended and Restated Senior Secured Convertible Debenture, dated as of September 1, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.70	Amended and Restated Senior Secured Note, dated as of September 1, 2016, issued by InterCloud Systems, Inc. to the Holder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.71	Second Amended and Restated Senior Secured Convertible Note, dated as of September 1, 2016, issued by InterCloud Systems, Inc. and VaultLogix, LLC, to the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.72	Amendment Agreement, dated as of September 1, 2016, by and between the Holder, the Holder Affiliate, InterCloud Systems, Inc., VaultLogix, LLC, and each of the Guarantors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016).
10.73	Asset Purchase Agreement, dated as of February 28, 2017, by and among the Company, ADEX Corporation, and HWN, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
10.74	Consent, dated as of February 28, 2017, by and among the Company and the Holders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
10.75	Securities Exchange Agreement, dated as of February 28, 2017, by and between the Company and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
10.76	Common Stock Purchase Warrant, dated February 28, 2017, executed by the Company in favor of the Holder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).
21.1	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.\par

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We also have audited the adjustments to the 2016 consolidated financial statements to retrospectively apply the effect of the February 22, 2018 reverse stock split, as described in Notes 22 and 23. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to this adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

April 17, 2018, except for Note 23, which is as of December 7, 2018

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

See Notes to Consolidated Financial Statements.

INTERCLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the years ended
	December 31,
	2017	2016
		(restated)
Revenue	$34,520	$59,110
Cost of revenue	27,492	45,002
Gross profit	7,028	14,108

Operating expenses:
Depreciation and amortization	559	1,326
Salaries and wages	6,412	13,856
Selling, general and administrative	6,966	11,443
Goodwill impairment charge	7,992	-
Intangible asset impairment charge	1,522	-
Total operating expenses	23,451	26,625

Loss from operations	(16,423)	(12,517)

Other income (expenses):
Change in fair value of derivative instruments	3,530	17,545
Change in fair value of Series M preferred stock	(6)	-
Interest expense	(7,050)	(13,754)
Gain on conversion of debt	-	416
Gain (loss) on extinguishment of debt, net	(8,857)	(9,587)
Loss on investment in equity method investee	-	(807)
Loss on disposal of subsidiary	(13,061)	(326)
Other expense	(2,138)	(1,563)
Total other expense	(27,582)	(8,076)

Loss from continuing operations before income taxes	(44,005)	(20,593)

(Benefit from) provision for income taxes	(672)	207

Net loss from continuing operations	(43,333)	(20,800)

Loss on discontinued operations, net of tax	(1,559)	(5,672)

Net loss	(44,892)	(26,472)

Net (loss) income attributable to non-controlling interest	(556)	11

Net loss attributable to InterCloud Systems, Inc. common stockholders	$(44,336)	$(26,483)

Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:
Net loss from continuing operations	$(14.04)	$(198.45)
Net loss on discontinued operations, net of taxes	$(0.51)	$(54.09)
Net loss per share	$(14.55)	$(252.54)

Weighted average common shares outstanding, basic and diluted	3,046,643	104,866

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

The Company completed the below pro forma data for the years ended December 31, 2017 and 2016 to reflect the impact of the sales described above on the Company’s financial results as though the transactions occurred at the beginning of the reported periods:

	For the year ended
	December 31,
	2017	2016

Revenue	$29,249	$31,644
Loss from continuing operations	(30,259)	(19,477)
Net loss	(31,818)	(25,149)
Net loss attributable to InterCloud Systems, Inc. common stockholders	(31,262)	(25,160)
Loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted:	(10.26)	(239.93)

6.	PROPERTY AND EQUIPMENT, NET

At December 31, 2017 and 2016, property and equipment consisted of the following:

	December 31,
	2017	2016
Vehicles	$646	$748
Computers and Office Equipment	93	422
Equipment	262	764
Software	-	176
Total	1,001	2,110
Less accumulated depreciation	(957)	(1,764)

Property and equipment, net	$44	$346

Depreciation expense for the years ended December 31, 2017 and 2016 was $76 and $187, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

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

23.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company received an SEC Comment Letter on October 23, 2018, and as a result of this letter, the Company:

(1)	Discovered that it inadvertently did not include a consent from its auditors related to the December 31, 2017 financial statements incorporated by reference into Form S-8 filed March 13, 2018.

(2)	Identified an error related to the weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016.

The error identified above had the following impact on the Company’s consolidated financial statements and related footnote disclosures for the year ended December 31, 2016 included in the Original Filing:

(1)

The error related to the weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016 resulted in an understatement of loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted, for the year ended December 31, 2016. The Company reported 1,049,866 weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016. The correct weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016 was 104,866. The correct net loss per share from continuing operations, net loss per share on discontinued operations, net of taxes, and net loss per share for the year ended December 31, 2016 are $198.45, $54.09, and $252.54, respectively. This has been corrected on the consolidated statement of operations for the year ended December 31, 2016 and in Item 6 – Selected Financial Data.

(2)	In Note 5, Acquisitions and Disposals of Subsidiaries, the Company discloses pro forma data which reflects the impact of sales that took place during the reported periods. This disclosure includes a pro forma loss per share attributable to InterCloud Systems, Inc. common stockholders, basic and diluted, which has been adjusted to $239.93 based on the correct weighted average shares outstanding, basic and diluted, for the year ended December 31, 2016.

The following table sets forth the effects (in thousands, except share data) of the matters identified upon receiving the SEC Comment Letter with respect to the Company’s consolidated financial statements for the year ended December 31, 2017 on affected items within the Company’s previously reported consolidated statement of operations for the year ended December 31, 2016:

	For the year ended
	December 31, 2016
	As Reported	As Restated

Basic income (loss) per share attributable to InterCloud Systems, Inc. common stockholders:
Net income from continuing operations	$(19.82)	$(198.45)
Net gain (loss) on discontinued operations, net of taxes	$(5.40)	$(54.09)
Net income per share	$(25.23)	$(252.54)

Weighted average common shares outstanding, basic and diluted	1,049,866	104,866